Form 10QSB
period 1995-06-30
BALCHEM CORP
filed 1995-08-11
CIK 9326

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

        For Quarter Ended June 30, 1995      Commission File No. 1-13648



                              BALCHEM CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Maryland                                          13-2578432
- -------------------------------                  -------------------------------
(State of Other Jurisdiction of                  (I.R.S. Employer Identification
Incorporation or Organization)                                  Number)


    P.O. Box 175, Slate Hill, NY                              10973
- ----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, including area code:         (914)  355-2861
                                                            ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes [ X ]         No  [    ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                         3,121,155 Shares Common Stock

                              BALCHEM CORPORATION
                                 BALANCE SHEET
                                     ASSETS

                                                      6/30/95         6/30/94
                                                   ------------    ------------
CURRENT ASSETS
     Cash & Investments .......................    $     45,063    $     42,096
     Accounts Receivable ......................       2,527,928       1,850,404
     Inventories ..............................       1,527,808       1,152,589
     Pre-Paid Expenses ........................         299,670         359,299
     Deferred Income Taxes ....................          92,784          56,140
     Total Current Assets .....................       4,493,253       3,460,528
                                                   ------------    ------------

PROPERTY, PLANT, AND EQUIPMENT
     Land ...............................                53,648          53,648
     Building .................................       3,806,537       2,869,390
     Equipment ................................       9,506,093       9,078,783
         Total ................................      13,366,278      12,001,821
Less:  Accumulated Depreciation ...............       5,787,020       5,063,264
     Net:  Property, Plant, Equipment .........       7,579,258       6,938,557
                                                   ------------    ------------

OTHER ASSETS
     License Fees .............................          13,125          15,000
     Financing Costs ..........................          19,107          11,800
     Goodwill .................................           7,633           7,933
     Customer Lists ...........................         251,652            --
     Patents & Trademarks & Registrations .....         195,499         228,555
     Other ....................................          44,569          32,748
         Total Other Assets ...................         531,585         296,036
                                                   ------------    ------------

TOTAL ASSETS ..................................    $ 12,604,096    $ 10,695,121
                                                   ============    ============

                              BALCHEM CORPORATION
                           BALANCE SHEET (Continued)

                                                      6/30/95         6/30/94
                                                   ------------    ------------

                        LIABILITIES & STOCKHOLDER EQUITY
CURRENT LIABILITIES
     Payables (Trade & Accruals) ..............       1,799,159       1,145,672
     Notes Payable ............................          66,389         138,023
     Dividend payable .........................            --              --
     Line of Credit ...........................          45,000         800,000
     Bridge Loan ..............................            --           214,000
     Current Debt .............................         510,336         428,750
     Current Income Taxes .....................          22,120         (50,683)
         Total Current Liabilities ............       2,443,004       2,675,762
                                                   ------------    ------------

     Notes Payable Long Term ..................          40,960            --
     Bridge Loan ..............................            --         1,286,000
     Long Term Debt ...........................       2,760,000         841,667
     Deferred Income Tax ......................         617,316         508,544
     Deferred Compensation ....................          87,822          80,192

TOTAL LIABILITIES .............................       5,949,102       5,392,165
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
     Common Stock .............................         208,069         138,168
     Paid-In-Capital ..........................       1,715,286       1,734,584
     Retained Earnings ........................       4,731,639       3,430,204
         Total Stockholders' Equity ...........       6,654,994       5,302,956
                                                   ------------    ------------

TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY .....................      12,604,096      10,695,121
                                                   ============    ============

                              BALCHEM CORPORATION
                            STATEMENT OF CASH FLOWS
               FOR PERIOD ENDING JUNE 30, 1995 and JUNE 30, 1994

                                                          1995          1994
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Earnings .................................   $   730,848    $   189,113

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Deferred Taxes ...............................        24,817         47,643
    Depreciation & Amortization ..................       398,044        300,224

CHANGES IN ASSETS & LIABILITIES
    Accounts Receivable ..........................        60,349        302,423
    Inventories ..................................      (225,934)      (152,382)
    Prepaid Expenses .............................       140,256        (82,879)
    Accounts Payable .............................      (274,069)       145,164
    Income Taxes Payable .........................       (68,100)      (149,820)
    Deferred Compensation Payable ................         4,018          3,405
    Total Adjustments ............................        59,381       413,778

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES .............................       790,229        602,891

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures .........................      (488,913)    (1,908,585)
    Investments in Other Assets ..................      (123,429)        (9,718)
    Net Cash Used in Investing Activities ........      (612,342)    (1,918,303)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net Borrowings Under Line of Credit ..........      (470,000)       (60,000)
    Notes Payable ................................      (160,266)       138,023
    Bridge Loan ..................................                    1,500,000
    Note Payable Long Term .......................        (5,033)
    Proceeds from Long-Term Borrowings ...........     3,500,000           --
    Principal Payment on Short-Term Borrowings ...      (447,167)       (96,250)
    Principal Payments on Long-Term Debt .........    (2,509,500)      (181,250)
    Stock Options ................................         4,499          5,145
    Dividends Payable ............................       (85,802)       (68,929)

NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES .........................      (173,269)     1,236,739

INCREASE (DECREASE) IN CASH ......................         4,618        (78,673)

CASH - BEGINNING .................................        40,445        120,769
CASH - ENDING ....................................   $    45,063    $    42,096
                                                     ===========    ===========

                              BALCHEM CORPORATION
                  SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)
                                INCOME STATEMENT

                                        For the                           For the                           For the
                                   Three Months Ended      %         Nine Months Ended       %        Three Months Ended       %
                                 ----------------------   ----    -----------------------   ----     ---------------------    ----
                                  6/30/95      6/30/94             6/30/95       6/30/94              6/30/95      3/31/95
                                 ---------    ---------           ----------    ---------            ---------    ---------
Sales & Other Revenues ......    5,826,793    3,884,287   50.0    11,763,816    7,630,642   54.2     5,826,793    5,937,023   (1.9)
                                 ---------    ---------           ----------    ---------            ---------    ---------

Cost of Sales ...............    3,073,256    2,266,551   35.6     6,321,175    4,410,144   43.3     3,073,256    3,247,920   (5.3)

Interest Expense ............       90,517       53,080   70.5       177,991       96,623   84.2        90,517       87,474    3.5

Other Expenses ..............    2,086,673    1,416,613   47.3     4,148,775    2,813,371   47.5     2,086,673    2,062,101    1.2
                                 ---------    ---------           ----------    ---------            ---------    ---------

Operating Costs and
     Expenses ...............    5,250,446    3,736,244   40.5    10,647,941    7,320,138   45.5     5,250,446    5,397,495   (2.7)

Pre-Tax Operating
     Earnings ...............      576,347      148,043   >100     1,115,875      310,504   >100       576,347    539,528    6.8

Income Taxes ................      197,532       25,833              385,027      121,421              197,532      187,495

Net Income ..................      378,815      122,210   >100       730,848      189,083   >100       378,815      352,033    7.6

Number of
     Outstanding Shares(*) ..    3,121,155    3,090,395            3,121,155    3,090,395            3,121,155    3,120,059

Earnings Per Share
     Before Taxes ...........        0.185        0.048                0.358        0.100                0.185        0.173
     After Taxes ............        0.121        0.040                0.234        0.061                0.121        0.113

- --------------------------------------
(*)1994 shares adjusted for 3 for 2 stock split in October 1994.

                       MANAGEMENT DISCUSSION AND ANALYSIS


REVENUES

Revenues increased 50% for the quarter ending 6/30/95 vs. the quarter ending 6/30/94,and 54.2% comparing the six months ended 6/30/95 and 6/30/94, a percentage of which is attributed to increased revenues generated from core business and commercialization of prospects. The remainder of increased revenue results from a full year of absorption of former AlliedSignal accounts of a drummed specialty chemical, whose customer list was purchased by Registrant July 1, 1994.

Revenues decreased 1.9% comparing the quarter ended 6/30/95 to 3/31/95; the decline is too small to be attributed any significance.


OPERATIONAL COSTS AND EXPENSES

Cost of sales increased 35.6% for the quarter ended 6/30/95 comparing 6/30/94 and 43.3% for the six months ended 6/30/95 and 6/30/94 as a result of increased pricing on raw material purchases, addition of plant personnel in correlation to revenue increases, depreciation of assets in relation to new drumming station and equipment at the Green Pond, South Carolina facility and overall increased expenses to support business conditions as so described above.

Cost of sales decreased 5.3% from the 1Q '95 to 2Q '95 due to resignations of personnel at the plant level, positions which were not immediately replaced.

Interest expense increased 70.5% for the quarter ending 6/30/95 vs. 6/30/94, 84.2% comparing the six months ended 6/30/95 and 6/30/94 and by only 3.5% from the 1Q '95 to the 2Q '95 which are attributed to the financing of certain AlliedSignal assets, the drumming station at the Green Pond, South Carolina facility and higher credit line balances during the second half of 1994.

Other expenses increased 47.3% for the quarter ended 6/30 95 vs. 6/30/94, 47.5% comparing the six months ended 6/30/95 and 6/30/94 and 1.2% from 1Q '95 to 2Q '95. The increases are attributed to increased business as described from 2Q '94 to 2Q '95 such as expansion of corporate truck fleet with corresponding expense in personnel and operations, recruiting of professional with related recruiting and benefit expense and increased moving expense for the relocation of professionals hired in 4Q '94 through 2Q '95. Other increased expense was associated with increased travel into international markets in Europe and South East Asia.


PRE-TAX EARNINGS

Pre-tax earnings increased $428,043 or >100% for the quarter ended 6/30/95 vs. 6/30/94, $805,371 or >100% for the six months ended 6/30/95 and 6/30/94 and 6.8%
from the 1Q '95 to the 2Q '95 in direct correlation to business conditions as described during this time frame.


OTHER

INVENTORIES

Inventories as stated for periods ended 6/30/95 and 6/30/94 were $1,527,808 and 1,129,374 inclusive of the following breakdown:

                                                     1995                 1994
                                                     ----                 ----
Raw Materials ........................           $  705,205           $  540,532

Finished Product .....................              822,603              588,842

Work in Process ......................                 --                   --


Total Inventory ......................           $1,527,808           $1,129,374


ADJUSTMENTS

In  the  opinion  of   Management,   accompanying   financial   statements   are
representative of all adjustments necessary to fairly present the consolidated financial position as of June 30, 1995 and 1994.

                                   SIGNATURE



         Pursuant to the requirement of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.



                              BALCHEM CORPORATION
                                  (Registrant)



                       BY  /s/ Herb Weiss
                          ------------------------------
                                   Herb Weiss
                            President, Treasurer and
                            Chief Financial Officer





Dated:  August 2, 1995