Form 10QSB/A
period 1995-06-30
BALCHEM CORP
filed 1995-08-14
CIK 9326

FORM 10-Q SB/A

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

        For Quarter Ended June 30, 1995      Commission File No. 1-13648



                              BALCHEM CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Maryland                                          13-2578432
-------------------------------                  -------------------------------
(State of Other Jurisdiction of                  (I.R.S. Employer Identification
Incorporation or Organization)                                  Number)


    P.O. Box 175, Slate Hill, NY                              10973
----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, including area code:         (914)  355-2861
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
                                                     ===========    ===========

                              BALCHEM CORPORATION
                  SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)
                                INCOME STATEMENT

                                        For the                           For the                           For the
                                   Three Months Ended      %          Six Months Ended       %        Three Months Ended       %
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