Form 10QSB
period 1995-09-30
BALCHEM CORP
filed 1995-11-13
CIK 9326

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1995                  COMMSSION FILE NO. 1-13648

                              BALCHEM CORPORATION


         MARYLAND                                       13-2578432
-------------------------------           --------------------------------------
(STATE OF OTHER JURISDICTION OF           (I.R.S EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)


           PO BOX 175 SLATE HILL, NY                       10973
     ---------------------------------------            ----------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE:      (914) 355-5300
                                                   -------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT(1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

         YES  [  X  ]          NO    [    ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

                         3,121,395 SHARES COMMON STOCK

                              BALCHEM CORPORATION
                           BALANCE SHEET (UNAUDITED)

                                     ASSETS
                                     ------
                                                        9/30/95        09/30/94
                                                      ----------      ----------
CURRENT ASSETS
    CASH & INVESTMENTS .........................          45,993          46,903
     ACCOUNTS RECEIVABLE .......................       3,168,684       2,888,556
     INVENTORIES ...............................       1,626,569       1,167,155
     PREPAID EXPENSES ..........................         240,405         256,200
     DEFERRED INCOME TAXES .....................         104,575          58,824
       TOTAL CURRENT ASSETS ....................       5,186,226       4,417,638

PROPERTY,PLANT & EQUIPMENT
     LAND ......................................          53,648          53,648
     BUILDING ..................................       3,949,582       3,294,439
     EQUIPMENT .................................       9,504,611       9,032,252
      TOTAL ....................................      13,507,841      12,380,339
LESS:ACCUMULATED DEPRECIATION ..................       5,989,511       5,250,908
       NET PROPERTY, PLANT,EQUIPMENT ...........       7,518,330       7,129,431

OTHER ASSETS
     LICENSE ...................................          12,656          14,531
     FINANCING  COSTS ..........................          17,660          10,575
     GOODWILL ..................................           7,558           7,858
     CUSTOMER LISTS ............................         321,494
     PATENTS,TRADEMARKS&REGISTRATIONS ..........         190,685         235,740
     OTHER .....................................          47,671          35,562
        TOTAL OTHER ASSETS .....................         597,724         304,266

TOTAL ASSETS ...................................      13,302,280      11,851,335

                              BALCHEM CORPORATION
                           BALANCE SHEET (UNAUDITED)

                        LIABILITIES & STOCKHOLDER EQUITY
                        --------------------------------
                                                        9/30/95        09/30/94
                                                      ----------      ----------
CURRENT LIABILITIES
     PAYABLES (TRADE& ACCRUALS) ................       2,119,850       1,678,061
     NOTES PAYABLE .............................          24,735          91,289
     DIVIDEND PAYABLE
     LINE OF CREDIT ............................         110,000       1,210,000
     BRIDGE  LOAN ..............................                         214,000
     CURRENT DEBT ..............................         510,336         365,000
     CURRENT INCOME TAX ........................           5,112          44,207
       TOTAL CURRENT LIABILITIES ...............       2,770,033       3,602,557
     NOTES PAYABLE LONG TERM ...................          38,343
     BRIDGE LOAN ...............................                       1,286,000
     LONG TERM DEBT ............................       2,696,000         754,167
     DEFERRED INCOME TAX .......................         657,199         529,471
     DEFERRED  COMPENSATION ....................          89,806          81,964

TOTAL LIABILITIES ..............................       6,251,381       6,254,159

STOCKHOLDERS EQUITY
    COMMON STOCK ...............................         208,085         137,351
    PAID IN CAPITAL ............................       1,716,364       1,735,401
    RETAINED EARNINGS ..........................       5,126,450       3,724,424
       TOTAL STOCKHOLDERS' EQUITY ..............       7,050,899       5,597,176

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .......      13,302,280     11,851,335

                              BALCHEM CORPORATION
                      STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE PERIOD ENDING SEPTEMBER 30, 1995 AND 1994

                                                          1995          1994
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET EARNINGS ..................................    1,125,659       483,333

ADJUSTMENT TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
     DEFERRED TAXES ................................       52,909        65,886
     DEPRECIATION & AMORTIZATION ...................      602,526       489,637

CHANGES IN ASSETS & LIABILITIES
     ACCOUNTS RECEIVABLE ...........................     (580,407)     (735,729)
     INVENTORIES ...................................     (324,695)     (166,948)
     PREPAID EXPENSES ..............................      199,521        20,220
     ACCOUNTS PAYABLE ..............................       46,623       677,554
     INCOME TAX  PAYABLE ...........................      (85,108)      (54,930)
     DEFERRED COMPENSATION .........................        6,002         5,177

TOTAL ADJUSTMENTS ..................................      (82,629)      300,867

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES ...............................    1,043,030       784,200

CASH FLOWS FROM INVESTING ACTIVITIES
     CAPITAL EXPENDITURES ..........................     (630,476)   (2,287,103)
     INVESTMENTS  IN OTHER ASSETS ..................     (191,559)      (19,717)

NET CASH USED IN INVESTING ACTIVITIES ..............     (822,035)   (2,306,820)

CASH FLOWS FROM FINANCING ACTIVITIES
     NET BORROWINGS UNDER LINE OF CREDIT ...........     (405,000)      350,000
     NOTES PAYABLE .................................     (201,920)       91,289
     BRIDGE LOAN ...................................                  1,500,000
     NOTE PAYABLE LONG TERM ........................       (7,650)
     PROCEEDS FROM LONG TERM BORROWINGS ............    3,500,000
     PRINCIPAL PAYMENT  ON SHORT TERM BORROWINGS ...     (447,167)     (160,000)
     PRINCIPAL PAYMENT  ON LONG TERM DEBT ..........   (2,573,500)     (268,751)
     STOCK OPTIONS .................................        5,592         5,145
     DIVIDENDS PAYABLE .............................      (85,802)      (68,929)

NET CASH PROVIDED  BY (USED  IN)
FINANCING ACTIVITIES ...............................     (215,447)    1,448,754

INCREASE (DECREASE) IN CASH ........................        5,548       (73,866)

CASH  BEGINNING ....................................       40,445       120,769
CASH  ENDING .......................................       45,993        46,903

                                                                   BALCHEM CORPORATION
                                                      SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)
                                                                     INCOME STATEMENT

                             FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED            FOR THE THREE MONTHS ENDED
                            ----------------------------       -------------------------------       ------------------------------
                             09/30/95      9/30/94    %         9/30/95       9/3094        %          9/30/95      6/30/95      %
                            ---------    ---------  ----       ----------   ----------    ----        ---------    ---------   ----
SALES & OTHER REVENUES..    6,499,397    5,517,287  17.8%      18,263,213   13,147,929    38.9%       6,499,397    5,826,793   11.5%

COST OF SALES ..........    3,558,186    3,092,826  15.0%       9,879,366    7,502,969    31.7%       3,558,186    3,073,256   15.8%

INTEREST EXPENSE .......       84,200       82,289   2.3%         262,191      178,912    46.5%          84,200       90,517   -7.0%

OTHER EXPENSES .........    2,226,583    1,873,830  18.8%       6,375,353    4,687,201    36.0%       2,226,583    2,086,673    6.7%
                            ----------------------------       -------------------------------       ------------------------------
OPERATING COSTS
  AND EXPENSES .........    5,868,969    5,048,945  16.2%      16,516,910   12,369,082    33.5%       5,868,969    5,250,446   11.8%


PRE-TAX OPERATING
  EARNINGS .............      630,428      468,342  34.6%       1,746,303      778,847  >100.0%         630,428      576,347    9.4%

INCOME TAXES ...........      235,617      174,123                620,644      295,514                  235,617      197,532

NET INCOME .............      394,811      294,219  34.2%       1,125,659      483,333   >100.0%        394,811      378,815    4.2%



NUMBER OF OUTSTANDING
  SHARES(*) ............    3,121,395    3,090,395              3,121,395    3,090,395                3,121,395    3,121,155


EARNINGS PER SHARE
     BEFORE TAXES ......        0.202        0.152                  0.559        0.252                    0.202        0.185
     AFTER TAXES .......        0.126        0.095                  0.361        0.156                    0.126        0.121

 (*)  1994 SHARES ADJUSTED FOR 3 FOR 2 STOCK SPLIT IN OCTOBER 1994

                       MANAGEMENT DISCUSSION AND ANALYSIS


REVENUES

REVENUES INCREASED 17.8% FOR THE QUARTER ENDING 9/30/95 VS. THE QUARTER ENDING 9/30/94, 38.9% COMPARING THE NINE MONTHS ENDED 9/30/95 AND 9/30/94, AND 11.5% COMPARING THE QUARTER ENDED 9/30/95 AND 6/30/95, ALL OF WHICH IS ATTRIBUTED TO INCREASED PURCHASES BY THE ESTABLISHED CUSTOMER BASE AND THE COMMERCIALIZATION OF PROSPECTS.


OPERATIONAL COSTS AND EXPENSES

COST OF SALES INCREASED 15% FOR THE QUARTER ENDED 9/30/95 VS THE QUARTER ENDING 9/30/94, 31.7% FOR THE NINE MONTHS ENDED 9/30/95 AND 9/30/94 AND 15.8% FROM 2Q
'95 TO 3Q '95, AS A RESULT OF DEPRECIATION EXPENSE ASSOCIATED WITH NEW DRUMMING STATION AT THE GREEN POND,SOUTH CAROLINA FACILITY AND DIRECT CORRELATION OF INCREASED EXPENSES ASSOCIATED WITH BUSINESS CONDITIONS.

INTEREST EXPENSE INCREASED 2.3% FOR THE QUARTER ENDING 9/30/95 VS 9/30/94 AND 46.5% FOR THE NINE MONTHS ENDED 9/30/95 VS 9/30/94, AS A RESULT OF INCREASED CREDIT LINE BALANCES DURING THIS PERIOD, IN ADDITION TO INTEREST EXPENSE ASSOCIATED WITH THE FINANCING OF THE DRUMMING STATION AT THE SOUTH CAROLINA FACILITY.

INTEREST EXPENSE DECREASED 7 % FROM 2Q '95 TO3Q '95 AS A RESULT OF DECREASED CREDIT LINE BORROWINGS DURING THIS PERIOD.

OTHER EXPENSES INCREASED 18.8% FOR THE QUARTER ENDED 9/30/95 VS 9/30/94, 36% COMPARING NINE MONTHS ENDED 9/30/95 AND 9/30/94 AND BY 6.7% FROM 2Q '95 TO 3Q '95, AS A RESULT OF THE ACCUMULATION OF EXPENSES FOR THE ALLIEDSIGNAL ABSORPTION FROM THE 3Q '94 THROUGH THE PRESENT QUARTER. EXPENSES INCREASED IN AREAS OF RECRUITING AND MOVING AND CORRESPONDING SALARY AND BENEFITS RELATIVE TO THE HIRING OF PROFESSIONALS DURING THIS TIME FRAME, AS WELL AS INCREASED TRAVEL BY THE PROFESSIONALS RESPONSIBLE FOR EXPANSION IN THE INTERNATIONAL MARKETS.


PRE TAX EARNINGS

PRE TAX EARNINGS INCREASED $162,086 OR 34.6% FOR THE QUARTER ENDED 9/30/95 VS 9/30/94, $967,456 OR >100% FOR THE NINE MONTHS ENDED 9/30/95 AND 9/30/94 AND
$54,081 OR 9.4% FROM 2Q '95 TO 3Q '95, AS A RESULT OF THE BUSINESS CONDITIONS DESCRIBED.

INVENTORIES

INVENTORIES AS STATED FOR THE PERIOD ENDED 9/30/95 AND 9/30/94 WERE $1,626,569 AND $1,167,155 INCLUSIVE OF THE FOLLOWING BREAKDOWN.

                                                      1995               1994
                                                   ---------           ---------
RAW MATERIALS ..........................             810,179             644,777

FINISHED PRODUCT .......................             816,390             522,378

WORK IN PROCESS ........................                --                  --


TOTAL INVENTORY ........................           1,626,569           1,167,155


ADJUSTMENTS

IN  THE   OPINION  OF   MANAGEMENT,   ACCOMPANYING   FINANCIAL   STATMENTS   ARE
REPRESENTATIVE OF ALL ADJUSTMENTS NECESSARY TO FAIRLY PRESENT THE CONSOLIDATED FINANCIAL POSITION AS OF SEPTEMBER 30, 1995 AND 1994.

                                   SIGNATURE


PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREWITH DULY AUTHORIZED.




                                    BALCHEM CORPORATION
                                         (REGISTRANT)


                                BY      /S/ HERB WEISS
                                    -----------------------
                                          HERB WEISS

                                    PRESIDENT,TREASURER AND
                                    CHIEF FINANCIAL OFFICER




DATED:   NOVEMBER 2, 1995