Form 10KSB
period 1995-12-31
BALCHEM CORP
filed 1996-03-29
CIK 9326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-KSB

                         ------------------------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995
                         Commission file number 1-13648


                               BALCHEM CORPORATION
             (Exact name of Registrant as specified in its charter)


            Maryland                                     13-2578432
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                 Identification Number)


P.O. Box 175, Slate Hill, New York                         10973
(Address of principal executive                          (Zip Code)
 offices)


Registrant's telephone number, including area code:  (914) 355-5300

Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of each exchange
Title of each class                               on which registered
-------------------                               ---------------------
Common Stock, par value $.06-2/3 per share        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act;

                                      None
                                (Title of Class)

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ________


         State Registrant's revenues for its most recent fiscal year.
$24,991,630.



         State the aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         $24,583,880 is the aggregate market value of the voting stock held by non-affiliates of Registrant as of March 1, 1996.

         State the number of shares outstanding of each of Registrant's classes of common equity as of the latest practicable date.

         3,142,176 shares of common stock, par value $.06-2/3 per share ("Common stock"), were outstanding as of March 1, 1996.

         The proxy statement for the Annual Meeting to be held June 21, 1996, is incorporated by reference in Part III.

         Check whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes   [  X  ]         No   [    ]

                                     PART I


Item 1.           Business

                  (a) Registrant, incorporated in the State of Maryland in 1967, is principally engaged in the packaged specialty performance ingredients business. As of December 31, 1995, Registrant has one inactive subsidiary, formed in July 1991, Balchem, Ltd., a New Brunswick (Canada) corporation which was organized in order for Registrant to comply with Canadian regulations so that it would continue selling Registrant's medical device sterilant in Canada.


                  (b) (i) Registrant has one major business segment packaged specialty performance ingredients. Please refer to the financial statements attached hereto. As of December 31, 1995, Registrant's specialty performance ingredients were being used in the following industries: food, agricultural and aquacultural feeds, sterilization, fumigation, and synthesis, among many others.
 Registrant also utilized its existing capabilities to provide custom synthesis of certain organic chemicals--this latter activity was shut down on December 31, 1995 and did not constitute a material portion of Registrant's business.

                                    Export sales for the last three fiscal years
aggregated approximately $7,866,294 and were made to the European Common Market, Canada, Central and South America, Mexico and Southeast Asia. Export sales were approximately $3,092,579 for the fiscal year ended December 31, 1995, approximately $2,365,985 for the fiscal year ended December 31, 1994, and approximately $2,407,730 for fiscal year ended December 31, 1993.

                   (b) (ii) Registrant sells packaged specialty performance ingredients through its own salesforce and through independent distributors and contractors.

                                    In 1994 Registrant obtained the right to use
the list from AlliedSignal in respect of its packaged medical device sterilant. A complex formula has been negotiated that will generate an annual consulting fee, and delayed purchase price to AlliedSignal. The amount of monies to be paid will vary dependent upon market conditions. The payment is based on gross margin dollars less delivery costs at 7% for the period July 1994 through June 1996 increasing to 11% for the remainder of the agreement (i.e. through June 2004). The cost for the first 12 month period was $459,275.55. In no case will duration of such payments exceed ten (10) years. The formula calls for quarterly payments in excess of amounts allocated to the consulting agreement that will be capitalized as costs of the customer list. Costs will be amortized ratably over the ten year period.

                  (b) (iii) Registrant has six major competitors, who are substantially larger in size and resources than Registrant.

                  (b) (iv) The raw materials utilized by Registrant in the manufacture of its products are available from a number of commercial sources. Registrant is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems.

                  (b) (v) Registrant's diversity of customers expanded sufficiently during 1995 so that no customer accounted for more than 8% of Registrant's revenues. The aggregate revenues from its two largest customers is less than 12%. The loss of any such customer would not have a material effect on Registrant's operating results. Registrant is the sole source of supply for certain products used by its customers.

                  (b) (vi) Registrant currently holds six patents relating to its business. Registrant believes that these and any other patents obtained are advantageous to its business. However, Registrant believes that its sales and position are dependent primarily upon the quality of its products, its sales efforts and market conditions, rather than on any patent protection. Registrant obtained a license in mid-1986 under United States Patent 4,511,584 from the SCM Corporation to manufacture and market a specialty chemical food ingredient. Such license permitted Registrant to utilize its technology in certain applications that have supplementary business potential.

                  (b) (vii) On February 27, 1988, California's Proposition 65 (Safe Drinking Water and Toxic Enforcement Act of 1986) went into effect. A sterilant/fumigant, ethylene oxide, distributed by Registrant is listed by the State of California as a carcinogen and reproductive toxin. As a result, Registrant is required to provide a clear and reasonable warning to any person in California who may be exposed to this product; failure to do so will result in liability of up to $2,500 per day per person exposed. Registrant provides such warnings on its EPA approved labels which serve as a warning to its customers; however, as Registrant has no control over its customers' usage, legal entanglements could result which might compel Registrant to stop selling some or all of this product in the State of California. Also see (b)(viii) and
(b)(x) below.

                  (b) (viii) Since the passage of the California Birth Defect Law of 1984, Registrant has requested an exemption for its sterilant and fumigant gas as it is used in confined chambers to sterilize and fumigate and is highly regulated as to its usage by the Environmental Protection Agency (EPA) and Occupational Safety and Health Administration ("OSHA"), as compared to agricultural pesticides which are used in open fields. Such gas is broadly categorized as a pesticide because it kills bacteria and insects. In addition, the State of California has set forth certain tests for each pesticide and if the manufacturer is not willing to run such tests, the State will do so and then assess the cost to the manufacturer. Registrant has once again requested an exemption on the basis of the confined usage, as well as Registrant's belief that sufficient tests have been run on the sterilant gas, and that such tests, while not precisely what the State is seeking, are close enough to suffice. The State has turned down Registrant's request on the basis that Registrant's former competitor in this field has agreed to conduct such tests. Since such tests will now be required by the EPA as a result of a congressional edict to register all pesticides under the Federal Insecticide, Fungicide and Rodenticide Act, Registrant has joined with its former competitor in agreeing to run such tests at a shared cost. Such costs will be passed along to users of the sterilant who are relying upon Registrant as their primary Registrant (there are five such users involved). In addition, the EPA will require broader testing for re-registration, and Registrant and its former competitor will conduct such tests and share costs; it is estimated that the cost to each will be $100,000 per year, over a three year period. Registrant intends similarly to pass along most of such testing costs. Also see (b)(vii) above and (b)(x) below.

                  (b) (ix) During the years ended December 31, 1995 and December 31, 1994, Registrant spent approximately $744,718 and $603,709, respectively, on company-sponsored research and develop ment of new and existing products. During the year ended December 31, 1995 an average of 11 employees devoted their full time to research and development activities.

                  (b) (x) Registrant holds an EPA Registration number, which permits it to sell its medical device sterilant and spice fumigant. As a result of a congressional enactment during 1990 of a requirement to re-register all pesticides, the Registrant and its former competitor have been conducting animal testing under the direction of the EPA. Such testing has cost the Registrant approximately $100,000 a year, for the past three years, and will continue in that order of magnitude for at least the next three years. The cost of re-registration is to be recouped in the selling price of the sterilant.

                                    There are a vast number of items sterilized
with ethylene oxide, for which there is no substitute. Absence of availability would cause chaos in the medical industry because of the resultant infection potential. Re-registration is a negotiated process between the EPA and the primary EO Registrants of which the Registrant is one of two. A series of additional testing is being conducted at mutually-approved laboratories to fill data gaps resulting from the negotiations. As animal tests require time, the process is slow. This more recent re-registration commenced during 1990 and is expected to continue through 1997.

                                    Other  than as set  forth  in the  foregoing
para graphs, to the best of Registrant's knowledge, it is in compliance with all federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Such compliance has not had a material effect upon the capital expenditures, earnings and competitive position of Registrant. Compliance with the environmental provisions cost approximately $196,939 in 1995, and $258,581 in 1994.

                  (b)   (xi)  As  of   March  1,   1996,   Registrant   employed
approximately 117 persons.


Item 2.           Properties

                  The executive offices, and certain manufacturing facilities of Registrant, are presently housed in three concrete buildings located, together with an 14,900 square foot steel warehouse, on a four acre parcel of land in Slate Hill, New York. Registrant purchased a 1,500 square foot building with contiguous property (1 acre) to its facility to house one of its marketing groups. Registrant also owns a nearby vacant 8-1/2 acre parcel, which it uses under permit for industrial waste disposal, and an additional two acres of land giving it direct access to the disposal field.

                  The buildings at Slate Hill, New York, used by Registrant have an aggregate area of approximately 58,000 square feet. The largest building, covering approximately 33,000 usable square feet, contains a steam generating plant, two low pressure boilers, both of which were purchased during 1987, six encapsulation production units and two pilot units for microencapsulation. Registrant also has blending equipment.

                  Registrant owns a facility located on a 96 acre parcel of land in Green Pond, South Carolina. The plant consists of an office building, a maintenance building, a utilities building, two manufacturing buildings, chemical drumming facilities and warehouse having an aggregate area of approximately 55,000 square feet. The equipment located at such manufacturing facility consists of high pressure steam boilers and several reaction vessels. Registrant uses the facility as a terminus and warehouse, as a drum filling station for three of its specialty ingredients, and formerly manufactured specialty chemicals on a toll basis for other manufacturers until December 29, 1995. The Registrant will attempt to sell off the portion of the plant and facility that was associated with this last activity. The Registrant constructed its third state-of-the-art drumming facility during 1994, and it became operative in January 1995, as a result of the purchase from AlliedSignal of its EO-drums, inventory in drums and use of its customer list. A railroad spur from the mainline was part of the construction to permit the acceptance of tankcars of raw materials at the new Green Pond drumming station.

Item 3.           Legal Proceedings.

                  In the course of construction work carried out in early 1982 at Registrant's headquarters in Slate Hill, New York, a number of drums containing unidentified waste material were discovered buried in the ground. The presence of these drums was unknown to the present management of Registrant, which took immediate steps to unearth all drums and repackage those that had become corroded. The unearthed drums were transported to Registrant's plant at Green Pond, South Carolina for proper disposal. Registrant notified the Department of Environmental Conservation of the State of New York (NYDEC) and requested its assistance in determining what further steps Registrant should take.

                  Four years after the discovery and removal of the drums, Registrant and NYDEC entered into a Consent Decree to evaluate the drum site as it relates to both soil and groundwater to determine if the remedial action of 1982 was sufficient to delist the site as a potential hazardous site.

                  Over the ensuing years, reports were written and soil contaminants were removed. During a widening of the excavation site, additional drums were uncovered and disposed of, as well as accumulated water from the site. Registrant agreed to perform a focused Remedial Investigation/Feasibility Study (RI/FS).

                  After negotiations with NYDEC, a new RI/FS submitted on January 27, 1994 was approved by NYDEC in February. As required by New York State law, a Citizen's Participation meeting was held by NYDEC officials on February 2, 1994 to explain the history of the site and the expanded work plan detailed in the new RI/FS.

                  The new remedial program involved surveying the site by means of monitoring wells and piezometers to assess potential pathways by which water from the former drum burial site could travel to the surface areas directly outside the site. And surface water was collected and analyzed. Other monitoring wells and piezometers were installed on Registrant's property, but further from the burial site, in order to determine if site activities have impacted on the surface water system of the surrounding area. Air monitoring was conducted during all phases of the work.

                  Work began on the new remedial plan in the spring of 1994 and was completed on schedule. A draft of the feasibility study was submitted to NYDEC on October 31, 1994. The final study report was completed in April 1995 and was reviewed by the State. On October 2, 1995, a public meeting was held by the NYDEC officials to discuss the status of the site and the final feasibility study report. Based on the State requirements and comments made by the public at this meeting, Registrant will have to clean the area by the railroad and remove additional soil from the drum burial site. The cost for this clean-up and the related reports is estimated to be approximately $150,000. Clean-up is expected to start and be completed in Spring 1996.

                  Several years ago, at the Green Pond, South Carolina facility, Registrant closed four above-ground process tanks that were no longer needed. These tanks were believed to be empty. During November 1994, these tanks were opened and inspected to determine if they could be sold or used by Registrant for new product lines. Residues were discovered in each of the tanks.

                  Registrant arranged for sampling and analysis of the residues. While residues from two of the tanks were found to be non-hazardous, residues from the other two tanks were found to contain lead and, therefore, are considered hazardous waste. Registrant promptly notified SCDHEC and was advised to arrange for cleaning of the tanks and proper disposal of the hazardous waste. Preliminary estimates of the costs involved in clean-up and waste disposal range from $50,000 to $60,000, which monies have been accrued. Registrant contracted with an environmental disposal firm who removed the hazardous waste from the tanks and arranged for its disposal in accordance with environmental standards. Cost of the waste clean-up and disposal was $24,184.43.

                  In October of 1991, Registrant was joined as a defendant in the case of Walter Mixon Allen, Jr. and Mattie Gayle Allen v. Pennco Engineering Company, et al. in the United States District Court for the Middle District of Louisiana. The plaintiff's suit alleged that Mr. Allen contracted brain cancer as a result of exposure to ethylene oxide. Mr. Allen alleged that, as a mainte nance worker in the Baton Rouge General Hospital for twenty years, he was exposed to ethylene oxide in the sterilizer room where he inspected the sterilizer machines on a frequent basis and occasionally was required to change ethylene oxide tanks. Plaintiffs alleged that the defendants failed to adequately warn that ethylene oxide is a carcinogen. Registrant's drums were properly labelled with adequate health warnings. One of Registrant's customers (another defendant), who blends Registrant's drummed ethylene oxide with a chlorofluorocarbon to render it non-flammable, sold its packaged blend to the hospital.

                  Counsel for Registrant filed a Motion for Summary Judgement in 1994. The motion alleged in part that State law failure to warn claims are pre-empted by the Federal law regulating Registrant's warning labels. As a result, eight of the plaintiffs nine claims had been dismissed. With regard to the remaining claim, Registrants counsel prepared a new motion which was submitted to the court. This new motion was granted in November 1995. Subsequently, the case against the Registrant has been dismissed.

Item 4.           Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II


Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

                  (a)      Market Information.

                  Commencing March 3, 1995, the common stock was listed on the American Stock Exchange. The high and low sales for the common stock as recorded in The Wall Street Journal for 1994 and from the American Stock Exchange Market Statistical Reports for 1995, for each quarterly period during the past two years were as follows (adjusted for 3 for 2 stock split in September 1994):

Quarterly Period                                             High Sales      Low Sales
----------------                                             ----------      ---------
Ending March 31, 1994 ...........................               7.67           3.58
Ending June 30, 1994 ............................               6.83           4.58
Ending September 30, 1994 .......................               6.00           5.17
Ending December 31, 1994 ........................               6.78           5.50

Ending March 31, 1995 ...........................               6.13           5.25
Ending June 30, 1995 ............................               8.25           5.50
Ending September 30, 1995 .......................              11.00           7.75
Ending December 31, 1995 ........................              10.63           8.56

                  It should be noted that such market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions and have been adjusted for stock dividends or splits.

                  (b)      Holders.

                           As of  March  1,  1996,  the  approximate  number  of
holders  of  record  of  the  equity   securities   of   Registrant   (excluding
nontransferable options) was as follows:


       Title of Class                                   Number of Record Holders
       --------------                                   ------------------------
Common Stock, $.06--2/3 par value                                362*

* An unknown number of shareholders have stock in street names; The total number of shareholders is estimated to be 872.

                  (c)      Dividends.

                           Registrant declared a dividend of $0.035 per share
on the common stock during its fiscal year ended December 31, 1995. Registrant declared a dividend of $0.0275 per share on the common stock during its fiscal year ended December 31, 1994.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation


                  1995 Compared to 1994


                  Total revenues for 1995 were $24,991,630 compared to $18,896,631 in 1994, an increase of 32.3% or $6,094,999. The increased revenues in 1995 are attributed to increased volumes from existing customer base for specialty ingredients, additional revenues generated through international sales to the European and South-East Asia markets and the full absorption of the AlliedSignal purchase made in July 1994 of assets and customer list.


                  Pre-tax earnings for 1995 were $2,427,885 as compared to $1,275,692 for 1994, an increase of 90.3%, or $1,152,193, a direct correlation to the business conditions as described above.


                  Net earnings after (current and deferred) taxes were $1,585,304 during 1995 compared to $845,502 during 1994, an increase of 87.5%, or $739,802. The increase in net earnings relates to increased revenues in addition to tax savings on increased export sales realized during 1995.


                  Total corporate debt at December 31, 1995, net of deferred taxes, was $6,200,189 compared to $5,847,705 at December 31, 1994. The increase in debt was a result of higher balances in accounts payable for raw materials, services and general operating expenditures in correlation to revenues realized in 1995.


                  Capital expenditures for 1995 were $1,115,197 compared to $2,819,487 for 1994, a decrease of $1,704,290. The expenditures were for additional production equipment and for extending the life of existing equipment. The higher figure for 1994 covered the installation of a new drumming station for the South Carolina plant and the purchase of certain assets from AlliedSignal.

                  Environmental clean-up expenses for 1995 were $196,939 compared to $258,581 during 1994 a decrease of $61,642. $72,000 was spent on the soil remediation project at the Slate Hill facility. The balance, $164,000, has been accrued to complete this project.


                  Significant fluctuations (i.e. +/- 10%) in other significant items in the statement of operations of Registrant were as follows:


                  (1) Production salaries and related payroll taxes increased 33.4%, or $299,801, as a result of full year expense for production shifts added during the second half of 1995 at the Slate Hill and Green Pond facilities and additional personnel hired for increased production at the Slate Hill facility.

                  (2) Quality control salaries and related payroll taxes increased greater than 100%, or $135,334, as a result of replacement of consultant with corporate employee at the Green Pond facility and the addition of professional at the Slate Hill facility.

                  (3) Repairs and maintenance-buildings and grounds increased 34%, or $22,800, as a result of needed maintenance to plant and office buildings and the general upkeep of grounds at both facilities.

                  (4) Repairs and  maintenance - equipment  increased  52.4%, or
$41,686,   as  a  result  of  maintenance   program  and  the  increase  in  the
capitalization threshold.

                  (5) Plant and quality control supplies increased 44.6%, or $96,755, in direct correlation with increased production and staff additions in the quality control department.

                  (6) Maintenance salaries and related payroll taxes increased 17.8%, or $37,248, as a result of personnel additions to maintenance department with minimum capitalization for labor on in-house capital projects.

                  (7) Real estate taxes decreased 12.4%, or $9,260, as a result of adjustment to taxable rate at the South Carolina facility and refund of taxes from prior year.

                  (8) Depreciation-buildings and equipment increased 17.9%, or $104,984, as a result of depreciation expense for the new drumming station and equipment at the Green Pond facility.

                  (9) Delivery salaries and related payroll taxes increased 24.0%, or $73,127, as a result of hiring of professional drivers required for the increase in the corporate fleet at the South Carolina facility.

                  (10) Outside selling services increased greater than 100%, or $16,634, as a result of commissions payable to outside representatives for sale of products.

                  (11) Sales consulting increased 74.8%, or $143,197, as a result of full year of expense of consulting payments to AlliedSignal (vs. six months in 1994) and the addition of European representative with related expenses.

                  (12) Travel and promotion increased 49.6%, or $197,637, as a result of increased travel to international markets by additional personnel, travel by senior management to conduct stock awareness seminars, and additional travel to accounts as a result of more accounts plus the former AlliedSignal customers (versus 6 months 1994).

                  (13) Advertising expense increased 35.1%, or $31,011 as a result of additional paid space advertising and expansion of sample program during 1995.

                  (14) Freight out expenses increased 40.6%, or $399,978, as a result of the change from FOB pricing policy to delivered status initiated in 1994 and addition of three trucks at South Carolina facility.

                  (15) Depreciation-vehicles decreased 13.2%, or $2,954, as a percentage of delivery vehicles became fully depreciated.

                  (16) Research salaries and related payroll taxes increased 15.6%, or $74,187, as a result of professional hiring.

                  (17) Outside research expenses increased 60.9%, or $57,371, as a result of outside lab tests conducted in various fields of activity.

                  (18) Research and development supplies increased 28.7%, or $9,451, in direct correlation with increased staff and requirements of same.

                  (19) Management and office salaries and related payroll taxes increased 36.6%, or $544,476, as a result of reclassification of certain personnel to management salaries, increased adjustments for senior management personnel, hiring of professional and support personnel and merit raises for office personnel.

                  (20)  Retirement  plans  contributions   increased  25.5%,  or
$41,065, as a result of additional personnel eligible for the pension plan and increased enrollment for the 401K.

                  (21) Office expenses increased 73.7%, or $114,422, as a result of the increased cost associated with computer equipment and normal purchases required to equip new personnel.

                  (22) Consulting services increased greater than 100%, or $93,416, as a result of contractual agreements with consultants in various disciplines to analyze systems and assist in other areas as required.

                  (23) Capital stock expenses increased 84.2%, or $40,263, as a result of the move to American Stock Exchange (one time fee) and initiation of stock awareness program with related expenses (mailings, printing of materials, etc.)

                  (24) Employee recruiting and moving expenses increased greater than 100%, or $222,400, as a result of recruitment and relocation expenses associated with hiring of professionals.

                  (25) Miscellaneous expenses increased 43.4%, or $107,174, as a result of increased participation by employees in training seminars, increase in director fees and overall rise in expenses due to higher number of employees.

                  (26)   Depreciation  and  amortization   increased  35.7%,  or
$32,160, as a result of AlliedSignal customer list and consulting fees and depreciation of purchases not expensed.

                  (27) Telephone expenses increased 39%, or $47,503, as a result of increased customer base in domestic and international markets, upgrade to systems at Slate Hill and Green Pond facilities and increase in total employees.

                  (28) Health insurance increased 27.1%, or $69,615, as a result of increase in total employees and cost for coverage of same.

                  (29) Supplemental insurance decreased 17%, or $6,537, as a result of retirement of key employee reducing annual expense.

                  (30) Professional fees and litigation costs decreased 19.7%, or $36,076, as a result of reduction in outside legal services with no expense incurred for lawsuit litigation in 1995.

                  1994 Compared to 1993

                  Total revenues for 1994 were $18,896,631 compared to $14,696,878 during 1993, an increase of 28.6% or $4,199,753. The increase in 1994 resulted from the purchase from AlliedSignal of certain assets and the use of AlliedSignal's customer list for a specialty chemical, in the sale of which Registrant was already involved, and from revenues resulting from the growth in core accounts and conversions of prospects.



                  Pre-tax earnings for 1994 were $1,275,692 compared to $842,176 for 1993, an increase of 51.5%, or $433,516. The increased earnings are attributed to business conditions as described above.

                  Net earnings after (current and deferred) taxes were $845,502 during 1994 compared to $603,884 during 1993, an increase of 40.05%, or $241,618. The increased net earnings are in direct correlation with increased revenues, tax savings realized on export sales and research and development credits.

                  Total corporate debt at December 31, 1994, net of deferred taxes, was $5,847,705 compared to $3,653,273 at December 31, 1993. The increase in debt was a result of borrowing for the purchase of assets from AlliedSignal and the construction of additional drumming station.

                  Capital expenditures for 1994 were $2,819,487 compared to $1,271,627, an increase of $1,547,860. The major causes of such increased expenditures for 1994 were the purchase of certain assets from AlliedSignal and the installation of a new drumming station for the specialty chemical involved.

                  Environmental clean-up expenses for 1994 were $258,581 compared to $75,044 during 1993 an increase of $183,537. The increased expenses represent additional remediation clean-up required by the State at the Slate Hill facility initiated in 1992. $90,000 more has been accrued for 1995, which should be sufficient to complete the project.

                  Significant fluctuations (i.e. +/- 10%) in other significant items in the statement of operations of Registrant were as follows:

                  (1) Production salaries and related payroll taxes increased 18.5%, or $140,005, as a result of an additional production shift at both plant locations to meet increased demand for expanding core products as well as the increased production of the packaged specialty chemical involving the use of AlliedSignal's customer list.

                  (2)  Quality  control   salaries  and  related  payroll  taxes
increased 11.6%, or $10,719, as a result of an increase in personnel required for the production shift added during 1994.

                  (3) Utilities increased 21.8%, or $34,228, as a result of increased production of all products.

                  (4) Repairs and maintenance-buildings and grounds increased 41.7%, or $19,746, as a result of required maintenance and upgrade of buildings, a portion of which, due to classifications of expense were not capitalizable (i.e., blacktopping, painting).

                  (5) Repairs and maintenance - equipment increased 49.3%, or $26,254, as a result of keeping more equipment in prime condition at both facilities.

                  (6) Plant and quality control supplies increased 33.3%, or $54,263, as a result of increased plant production in both facilities and the initial expense of start-up supplies for the packaged specialty chemical at the South Carolina facility.

                  (7) Insurance increased 21.2%, or $114,172, as a result of increased premiums due to rate increases, workers compensation covering additional personnel and increased coverages of the number and quantity of products.

                  (8) Maintenance salaries and related payroll taxes increased 15.3%, or $27,739, as a result of department addition and the reduction in the current year of capitalized salaries for in-house projects.

                  (9) Real estate taxes increased 23.2%, or $14,087, as a result of increased property values and rates at the South Carolina facility.

                  (10) Depreciation-buildings and equipment increased 26.7%, or $123,945, as a result of expense associated with core operations and the depreciation of assets acquired in July 1994 from AlliedSignal.

                  (11) Selling salaries and related payroll taxes increased 15.8%, or $116,131, because additional personnel were required for the growth of the business.

                  (12) Outside selling services decreased 91.2%, or $612, as a result of reduction in commissions payable to distributors of products.

                  (13)  Sales  consulting   increased   greater  than  100%,  or
$133,967, as a result of quarterly consulting payments per agreement negotiated with AlliedSignal for the use of customer list and other consulting services.

                  (14) Royalties decreased 19.4%, or $5,165, as a result of the phasing out of external sales' representations.

                  (15) Advertising expense decreased 16.8%, or $17,807, as a result of reduction of international paid space advertising during 1994 vs. 1993.

                  (16) Auto expenses increased 39.3%, or $40,243, as a result of additional personnel associated with the increase in business.

                  (17) Freight out expenses increased 85.8%, or $454,475, as a result of increased business generated from the agreement with AlliedSignal during July 1994 and the shift from FOB pricing to delivered pricing for certain packaged specialty chemicals.

                  (18) Depreciation-vehicles decreased 22.1%, or $6,342, as a percentage of delivery vehicles became fully depreciated.

                  (19) Research salaries and related payroll taxes increased 20.4%, or $80,910, as a result of personnel additions at both facilities to meet demands of expanding business.

                  (20) Outside research expenses increase 29.9%, or $19,994, the majority of which relates to testing at outside facilities in the agri-animal field.

                  (21) Research and development supplies increased 30.0%, or $7,597, in direct correlation with increased staff and requirements of same.

                  (22) Management and office salaries and related payroll taxes increased 18.7%, or $234,171, as a result of the addition of a senior management position (Chief Operating Officer), support personnel for expanding core products as well as the AlliedSignal asset purchase that commenced in July 1994.

                  (23)  Retirement  plans  contributions   increased  18.3%,  or
$24,943, as additional personnel attained eligibility for participation in the pension plan and new employees enrolled in the 401k plan.

                  (24) Office expenses increased 23.0%, or $29,051, as a result of additional personnel being hired during 1994 and increasing the overall usage of supplies.

                  (25) Consulting services decreased 58.1%, or $45,787, as a result of the capitalization of the professional engineer's consulting fee into the cost of the drumming station project at the South Carolina facility.

                  (26) Capital stock expenses increased 33.4%, or $11,962, as a result of additional mailings relating to corporate releases of information and expenses associated with stockholder relations.

                  (27) Employee recruiting and moving expenses increased 27.4%, or $11,370, as a result of management and support personnel recruitment expenses.

                  (28) Miscellaneous expenses increased 76.5%, or $107,012, a large percentage of which related to increased directors fees and travel expenses with the balance relating to increased costs in continuing education, dues and subscriptions and general miscellaneous expenses.

                  (29) Depreciation and amortization increased 62.1%, or $34,550, as a result of a new computer system, office equipment and furniture and the amortization of re-registration costs (as of January 1994) of a packaged specialty chemical and the amortization of patents and trademarks.


Factors Causing Increased Revenues (1995):

                  Revenues increased 32.3% for the year 1995 which is attributed to increased business from Registrant's packaged specialty ingredient business in domestic and international markets and the full absorption of AlliedSignal purchase of assets and customer list in July 1994.

Liquidation and Capital Resources:

                  (1) Liquidity - Registrant knows of no demands, commitments, events or uncertainties for its liquid assets, other than those programmed that will materially affect its liquidity. Registrant currently has $2,000,000 in committed, but unutilized credit available to it by its principal bank (which funds are being reserved for future working capital needs and undefined business opportunities).

                  (2) Capital Resources - Most of the committed capital resources are for expanded production capacity (warehousing and equipment), for the Slate Hill and Green Pond facilities. An office building was purchased to house certain sales and marketing groups for Slate Hill. 100% of such commitment was paid out of operational cash flow in 1995.

Item 7.           Financial Statements and Supplementary Data

                  Listed below are all financial statements and supplementary financial information filed as part of this report:

                  (a)  Financial Statements

                           Reference   is  made  to  the  Year   End   Financial
Statements and Schedules contained in the Year End Financial Statements of Registrant attached hereto.


                  (b)  Supplementary Financial Information

                           Reference   is  made  to  the  Year   End   Financial
Statements and Schedules contained in the Year End Financial Statements of Registrant attached hereto.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Registrant has not changed accountants during Registrant's two most recent fiscal years or any subsequent interim period.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons of Registrant; Compliance with Section 16(a) of the Exchange Act

(a)      Directors of the Company.

         The required information is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 1996 ("Proxy Statement") under the caption "Directors and Executive Officers", which information is hereby incorporated herein by reference.

(b)      Executive Officers of the Company.

         The required  information is set forth in the Proxy Statement under the
caption  "Directors  and  Executive  Officers",   which  information  is  hereby
incorporated herein by reference.

(c)      Compliance with Section 16(a) of the Exchange Act.

         The required information is set forth in the Proxy statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934", which information is hereby incorporated herein by reference.

Item 10.          Executive Compensation

         The  information  required  by this  Item  is set  forth  in the  Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers",   which
information is hereby incorporated herein by reference.

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management

         The  information  required  by this  Item  is set  forth  in the  Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers",   which
information is hereby incorporated herein by reference.

Item 12.          Certain Relationships and Related Transactions

         The  information  required  by this  Item  is set  forth  in the  Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers",   which
information is hereby incorporated herein by reference.

Item 13.          Exhibits, List and Reports on Form 8-K

                  (a) Listed below are all financial statements and exhibits filed as a part of this report:

                  Financial Statements. Reference is made to the Financial Statements contained in the financial statements attached hereto.

                  (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

                  In accordance with Section 13 or 15(d) of the Exchange Act, Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                             BALCHEM CORPORATION


                                               By: /s/Herbert D. Weiss
                                                  ------------------------------
                                                  Herbert D. Weiss, President,
                                                  Chief Executive Officer and
                                                  Treasurer (Principal executive
                                                  officer, financial officer and
                                                  accounting officer)


                                               Date: March 28, 1996

                  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


                  By: /s/Herbert D. Weiss
                      ----------------------------------
                      Herbert D. Weiss, President,
                      Chief Executive Officer,
                      Treasurer and Director
                      Date:


                  By: /s/Carl Pacifico
                      ----------------------------------
                      Carl Pacifico, Director
                      Date:


                  By: /s/Leonard J. Zweifler
                      ----------------------------------
                      Leonard J. Zweifler, Director
                      Date:


                  By: /s/John E. Beebe
                      ----------------------------------
                      John E. Beebe, Director
                      Date:


                  By: /s/Donald E. Alguire
                      ----------------------------------
                      Donald E. Alguire, Director
                      Date:

                  By: /s/Israel Sheinberg
                      ----------------------------------
                      Israel Sheinberg, Director
                      Date:

                  By: /s/Francis X. McDermott
                      ----------------------------------
                      Francis X. McDermott, Director
                      Date:

                  By: /s/Kenneth P. Mitchell
                      ----------------------------------
                      Kenneth P. Mitchell, Director
                      Date:

                  By: /s/Paul Mosher
                      ----------------------------------
                      Paul Mosher, Director
                      Date:

                              BALCHEM CORPORATION


                              FINANCIAL STATEMENTS


                   Years Ended December 31, 1995, 1994 & 1993

--------------------------------------------------------------------------------
[GRAPHIC -- COMPANY LOGO]

Judelson, Giordano and Siegel, P.C.
Certified Public Accountants
633 Route 211 East, P.O. Box 819
Middletown, New York 10940

Tel: 914-692-9500
Fax: 914-692-7522



                        Report of Independent Accountants


To the Stockholders and Board of Directors
Balchem Corporation

                  We have audited the accompanying balance sheets of Balchem Corporation as of December 31, 1995 and 1994 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly the financial position of Balchem Corporation at December 31, 1995 and 1994, and the results of its operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. The supplemental information contained in schedules 1-5 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                           /s/ Judelson, Giordano & Siegel, P.C.

February 27, 1996

                               BALCHEM CORPORATION

                                 BALANCE SHEETS
                                  DECEMBER 31,

                                                          1995           1994
                                                       ----------     ----------
                                     ASSETS
CURRENT ASSETS :
  Cash ...........................................        150,679         40,445
  Accounts Receivable  (Note 2) ..................      3,145,492      2,588,277
  Inventories  (Notes  1 & 3) ....................      1,872,838      1,301,874
  Prepaid Expenses ...............................        545,592        439,926
  Deferred Income Taxes  (Note 6) ................        127,838         74,498
                                                       ----------     ----------
    Total Current Assets .........................      5,842,439      4,445,020

PROPERTY, PLANT & EQUIPMENT: (Note 1)
  Land ...........................................         84,710         53,648
  Buildings ......................................      4,160,793      3,531,978
  Equipment ......................................      9,697,876      9,291,739
                                                       ----------     ----------
    Total ........................................     13,943,379     12,877,365
  Less: Accumulated Depreciation .................      6,128,586      5,392,957
                                                       ----------     ----------
        Net Property, Plant & Equipment ..........      7,814,793      7,484,408

OTHER ASSETS: (Note 4)
  Intangible Assets ..............................        623,507        373,675
  Other ..........................................         50,810         38,462
                                                       ----------     ----------
       Total Other Assets ........................        674,317        412,137

TOTAL ASSETS .....................................     14,331,549     12,341,565
                                                       ==========     ==========

See accompanying notes to financial statements.

                               BALCHEM CORPORATION

                                 BALANCE SHEETS
                                  DECEMBER 31,

                                                                  1995              1994
                                                               ----------        ----------
         LIABILITIES & STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses  (Note  11) ...         2,495,117         2,073,228
  Dividends Payable ...................................           109,976            85,802
  Income Taxes Payable ................................             7,673            90,220
  Short-Term Borrowings  (Note  5) ....................           353,768           741,655
  Current Portion of Long-Term Debt  (Note  5) ........           467,474           457,503
                                                               ----------        ----------
     Total Current Liabilities ........................         3,434,008         3,448,408

LONG-TERM LIABILITIES:
  Long-Term Debt  (Note 5) ............................         2,660,519         2,315,493
  Deferred Income Taxes  (Note 6) .....................           683,467           574,213
  Deferred Compensation  (Note 8) .....................           105,662            83,804
                                                               ----------        ----------
     Long-Term Liabilities, Net of Current Portion ....         3,449,648         2,973,510

TOTAL LIABILITIES .....................................         6,883,656         6,421,918

COMMITMENTS & CONTINGENCIES  (Notes  10 & 11)

STOCKHOLDERS'  EQUITY:  (Notes  7 & 12)
   Preferred Stock, $25 Par Value, Authorized 2,000,000
     Shares, -0-  Shares Issued & Outstanding .........                 0                 0
   Common Stock, $.06  2/3 Par Value, Authorized
     10,000,000 Shares,  3,142,176 Shares issued and
     outstanding in 1995 and 3,120,059 Shares in 1994 .           209,478           208,004
   Capital Contributed in Excess of Par Value .........         1,762,296         1,710,852
   Retained Earnings ..................................         5,476,119         4,000,791
                                                               ----------        ----------
     Total Stockholders' Equity .......................         7,447,893         5,919,647


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..............        14,331,549        12,341,565
                                                               ==========        ==========

See accompanying notes to financial statements.

                               BALCHEM CORPORATION

                            STATEMENTS OF OPERATIONS
                                 FOR YEARS ENDED
                                  DECEMBER 31,

                                          1995           1994           1993
                                       ----------     ----------     ----------
NET SALES .........................    24,981,821     18,890,002     14,696,878

Cost of Products Sold (Sch. 1) ....    13,460,129     10,879,044      8,496,813
                                       ----------     ----------     ----------

GROSS MARGIN ......................    11,521,692      8,010,958      6,200,065

OPERATING EXPENSES:
   Selling Expenses (Sch. 3) ......     3,874,863      3,006,705      2,280,683
   Research & Development
      Expenses (Sch. 4) ...........       744,718        603,709        495,208
   General & Administrative
      Expenses (Sch. 5) ...........     4,143,538      2,873,657      2,432,994
                                       ----------     ----------     ----------
       Total Operating Expenses ...     8,763,119      6,484,071      5,208,885

INCOME FROM OPERATIONS ............     2,758,573      1,526,887        991,180

OTHER EXPENSES (INCOME):
   Miscellaneous income ...........        (9,809)        (6,629)       (21,466)
   Interest Expense ...............       340,497        257,824        170,470
                                       ----------     ----------     ----------
      Total Other Expenses ........       330,688        251,195        149,004

EARNINGS BEFORE INCOME TAXES ......     2,427,885      1,275,692        842,176

   Income Taxes (Notes l & 6) .....       842,581        430,190        238,292
                                       ----------     ----------     ----------

NET EARNINGS ......................     1,585,304        845,502        603,884
                                       ==========     ==========     ==========

NET EARNINGS PER COMMON
   SHARE (Notes l & ll) ...........         $0.50          $0.27          $0.19
                                            =====          =====          =====

See accompanying notes to financial statements.

                               BALCHEM CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR YEARS ENDED DECEMBER 31, 1995, 1994 & 1993

                                                                               Capital
                                                 Common Stock                Contributed
                                         ----------------------------        In Excess of        Retained
                                          Shares               Amount         Par Value          Earnings
                                         ---------            -------         ---------          ---------
BALANCE-January 1, 1993 ........         2,047,384            136,492         1,702,913          2,706,136

   Net Earnings - 1993 .........                                                                   603,884
   Dividends ($0.0335 per Share)                                                                   (68,929)
   Stock Options Exercised .....            11,183                746            27,456
                                         ---------            -------         ---------          ---------
BALANCE-December 31, 1993 ......         2,058,567            137,238         1,730,369          3,241,091

   Net Earnings - 1994 .........                                                                   845,502
   Dividends ($.0275 per share,
     after 3-for-2 split) ......                                                                   (85,802)
   Stock Options Exercised .....            31,429              2,095            49,736
   Three-For-Two Stock Split ...         1,030,063             68,671           (69,253)
                                         ---------            -------         ---------          ---------
BALANCE-December 31, 1994 ......         3,120,059            208,004         1,710,852          4,000,791

   Net Earnings - 1995 .........                                                                 1,585,304
   Dividends ($.035 per Share) .                                                                 (109,976)
   Stock Options Exercised .....            22,117              1,474            51,444
                                         ---------            -------         ---------          ---------
BALANCE-December 31, 1995 ......         3,142,176            209,478         1,762,296          5,476,119
                                         =========            =======         =========          =========

See accompanying notes to financial statements.

                               BALCHEM CORPORATION

                            STATEMENTS OF CASH FLOWS
                          FOR YEARS ENDED DECEMBER 31,

                                                                      1995                1994                1993
                                                                   ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES :
  Net Earnings ............................................         1,585,304            845,502            603,884
  Adjustments to Reconcile Net Earnings
    to Net Cash Provided by Operating
    Activities:
      Depreciation & Amortization .........................           834,748            700,558            548,404
      Provision for Deferred Income Taxes .................            55,914             94,954             20,566
      (Gain) Loss on Sale of Equipment ....................            (3,845)            (5,000)             1,824
    Changes   in   Assets  & Liabilities:
      Accounts Receivable .................................          (557,215)          (380,778)        (1,037,724)
      Inventories .........................................          (570,964)          (301,667)           (90,194)
      Prepaid Expenses ....................................          (105,666)          (163,506)           254,432
      Accounts Payable ....................................           421,889          1,072,720            (60,419)
      Income Taxes Payable ................................           (82,547)            (8,917)           245,332
      Deferred Compensation Payable .......................            21,858              7,017             60,540
                                                                   ----------         ----------         ----------
        Total Adjustments .................................            14,172          1,015,381            (57,239)

        Net Cash Provided by Operating Activities .........         1,599,476          1,860,883            546,645

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Property,
    Plant & Equipment .....................................            11,550              5,000                300
  Capital Expenditures ....................................        (1,115,197)        (2,819,487)        (1,271,627)
  Investment in Other Assets ..............................          (319,821)          (142,168)           (42,285)
                                                                   ----------         ----------         ----------
        Net Cash Used in Investing Activities .............        (1,423,468)        (2,956,655)        (1,313,612)

CASH FLOWS FROM FINANCING ACTIVITIES :
  Financing Costs .........................................                 0            (12,500)           (10,000)
  Decrease (Increase) in Short-Term Borrowings ............          (387,887)          (118,345)           308,082
  Proceeds from Long-Term Borrowings ......................           812,500          1,700,000          1,000,000
  Principal Payments on Long-Term Debt ....................          (457,503)          (536,027)          (481,666)
  Stock Options & Warrants Exercised ......................            52,918             51,831             28,202
  Dividends Paid ..........................................           (85,802)           (68,929)                 0
  Cash in Lieu of Fractional Shares - Stock Split .........                 0               (582)                 0
                                                                   ----------         ----------         ----------
        Net Cash Provided by (Used in) Financing Activities           (65,774)         1,015,448            844,618

        NET INCREASE (DECREASE) IN CASH ...................           110,234            (80,324)            77,651

        CASH - BEGINNING ..................................            40,445            120,769             43,118
                                                                   ----------         ----------         ----------
        CASH - ENDING .....................................           150,679             40,445            120,769
                                                                   ==========         ==========         ==========

See accompanying notes to financial statements.

                               BALCHEM CORPORATION

                             SUPPLEMENTAL SCHEDULES
                          FOR YEARS ENDED DECEMBER 31,

                                                    1995              1994               1993
                                                 ----------        ----------         ---------
SCHEDULE 1 - COST OF PRODUCTS SOLD :
Inventory-Beginning (Notes 1 & 3) .......         1,301,874         1,000,207           910,013
Purchases-Materials .....................         9,892,638         7,736,681         5,900,815
Production Salaries & Related
              Payroll Taxes .............         1,197,115           897,314           757,309
Plant Overhead (Schedule 2) .............         2,941,340         2,546,716         1,928,883
                                                 ----------        ----------         ---------
              Total .....................        15,332,967        12,180,918         9,497,020
Inventory-Ending ........................         1,872,838         1,301,874         1,000,207
                                                 ----------        ----------         ---------
              Total Cost of Products Sold        13,460,129        10,879,044         8,496,813
                                                 ==========        ==========         =========
SCHEDULE 2 - PLANT OVERHEAD :
Shipping & Receiving Salaries &
              Related Payroll Taxes .....           102,068           106,925            97,782
Quality Control Salaries & Related
              Payroll Taxes .............           238,431           103,097            92,378
Utilities ...............................           200,054           190,878           156,650
Repairs & Maintenance-Buildings &
              Grounds ...................            89,914            67,114            47,368
Repairs & Maintenance-Equipment .........           121,210            79,524            53,270
Maintenance Salaries & Related
              Payroll Taxes .............           246,202           208,954           181,215
Plant & Quality Control Supplies ........           313,756           217,001           162,738
Environmental Expenses ..................           196,939           258,581            75,044
Insurance ...............................           674,131           651,731           537,559
Real Estate Taxes .......................            65,599            74,859            60,772
Depreciation-Buildings & Equipment ......           693,036           588,052           464,107
                                                 ----------        ----------         ---------
              Total Plant Overhead ......         2,941,340         2,546,716         1,928,883
                                                 ==========        ==========         =========
SCHEDULE 3 - SELLING EXPENSES :
Selling Salaries & Related Payroll Taxes            849,627           852,032           735,901
Delivery Salaries & Related Payroll Taxes           378,422           305,295           297,519
Outside Selling Services ................            16,693                59               671
Sales Consulting ........................           334,744           191,547            57,580
Royalties ...............................            21,000            21,460            26,625
Advertising .............................           119,237            88,226           106,033
Travel & Promotion ......................           596,455           398,818           395,462
Auto Expenses ...........................           154,982           142,589           102,346
Freight Out .............................         1,384,310           984,332           529,857
Depreciation-Vehicles ...................            19,393            22,347            28,689
                                                 ----------        ----------         ---------
              Total Selling Expenses ....         3,874,863         3,006,705         2,280,683
                                                 ==========        ==========         =========

See accompanying notes to financial statements.

                               BALCHEM CORPORATION

                             SUPPLEMENTAL SCHEDULES
                          FOR YEARS ENDED DECEMBER 31,

                                                           1995             1994             1993
                                                        ---------        ---------        ---------
SCHEDULE 4 - RESEARCH & DEVELOPMENT EXPENSES :
Research Salaries & Related
     Payroll Taxes .............................          550,774          476,587          395,677
Outside Research Expenses ......................          151,572           94,201           74,207
Supplies .......................................           42,372           32,921           25,324
                                                        ---------        ---------        ---------
     Total Research & Development
          Expenses .............................          744,718          603,709          495,208
                                                        =========        =========        =========

SCHEDULE 5 - GENERAL & ADMINISTRATIVE EXPENSES :
Management & Office Salaries &
     Related Payroll Taxes .....................        2,030,926        1,486,450        1,252,279
Telephone ......................................          169,196          121,693          123,394
Health Insurance ...............................          326,367          256,752          235,713
Retirement Plan Contribution  (Note 8) .........          202,071          161,006          136,063
Supplemental Insurance Program
     (Note  8) .................................           31,831           38,368           35,714
Professional Fees and Litigation
     Settlement Costs  (Note 11) ...............          147,511          183,587          172,188
Office Expenses ................................          269,575          155,153          126,102
Consulting Services ............................          126,383           32,967           78,754
Capital Stock Expenses .........................           88,063           47,800           35,838
Employee Recruiting & Moving Expenses ..........          275,278           52,878           41,508
Miscellaneous Expenses .........................          354,018          246,844          139,832
Depreciation & Amortization ....................          122,319           90,159           55,609
                                                        ---------        ---------        ---------
     Total General & Administrative
          Expenses .............................        4,143,538        2,873,657        2,432,994
                                                        =========        =========        =========

See accompanying notes to financial statements.

                               BALCHEM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1995, 1994 & 1993

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents

                  The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

         Inventories

                  Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis.

         Property, Plant & Equipment and Depreciation

                  Property, plant and equipment are recorded at cost. The Company uses the straight-line method in computing depreciation for financial statement purposes and accelerated methods with respect to certain assets for income tax purposes.

                  Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets estimated useful life. In 1995 and 1994, $ -0- and $ 2,663 of interest cost was capitalized.

                  Expenditures for repairs and maintenance are charged to expense, and renewals and replacements are capitalized. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts.

                  Estimated useful lives for fixed assets are as follows :

                  Buildings                         15-25 Years
                  Equipment                          3-12 Years

                  Assets under capitalized leases were $61,106 at December 31, 1995 and 1994, with accumulated amortization of $18,354 and $6,111, respectively. Amortization of assets under capitalized leases is shown as part of depreciation expense.

         Intangible Assets

                  Intangible assets are stated at cost and are amortized on a straight-line basis over the following estimated useful lives:

                  Patent License (remaing term)            16 years
                  Deferred Financing Costs                5-7 years
                  Goodwill                                 40 years
                  Customer Lists                           10 years
                  Patent                                   17 years
                  Re-Registration Costs                    10 years

         Income Taxes

                  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109.

                  Investment and research tax credits are recorded under the "flow-through" method, reducing income tax expense in the year the credits are utilized.

         Earnings Per Common Share

                  Earnings per common share are based on the weighted average number of common shares outstanding during the period and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds.

         Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

         Adoption of Recently Issued Accounting Pronouncements

                  Required adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for the Company during 1996 is not expected to have a material impact on the financial statements of the Company.

                  The Company intends to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", effective for the Company during 1996. In regard to employee stock options, the Company has chosen to disclose the impact of stock-based compensation in its footnotes and will not include such impact on its recorded earnings.

NOTE 2 - NATURE OF OPERATIONS AND CONCENTRATION OF CREDIT RISK

                  The Company is principally engaged in the packaged specialty ingredient business. The Company's specialty ingredients are used in the following industries: Food, aquaculture and animal feeds, sterilization of medical devices, fumigation and synthesis, among many others. Credit is granted to the Company's customers, most of whom are major national or international corporations. International sales are mostly to companies in Europe and the Far East.

NOTE 3 - INVENTORIES

                  Inventories at December 31, 1995 and 1994 are as follows :

                                         1995              1994
                                       ---------        ---------
         Raw Materials                   681,656          802,155
         Finished Goods                1,191,182          499,719
                                       ---------        ---------
                                       1,872,838        1,301,874
                                       =========        =========


NOTE 4 - OTHER ASSETS

                  Included in Other Assets at December 31, 1995 and 1994 are the following :

                  A) Intangible assets:
                                                           1995            1994
                                                         -------         -------
                     Patent License                       30,000          30,000
                     Deferred Financing Costs             32,500          32,500
                     Goodwill                             12,000          12,000
                     Customer Lists                      438,386         135,663
                     Patent                               61,748          61,748
                     Re-Registration Costs (Net)         165,658         160,908
                                                         -------         -------
                        Total                            740,292         432,819
                     Less: Accumulated Amortization      116,785          59,144
                                                         -------         -------
                       Net Balance                       623,507         373,675
                                                         =======         =======

                  Amortization expense of these intangibles for 1995, 1994 and 1993 was $57,641, $31,721 and $9,863, respectively.

                  B) Other Assets:

                  Other assets primarily consist of the funded portion of the non-qualified supplemental retirement agreement referred to in Note 8.

NOTE 5 - LONG-TERM DEBT & CREDIT AGREEMENTS

                                                            1995          1994
                                                          ---------    ---------
Bank term loan payable in monthly installments
of $12,500, plus interest at 1% over prime,
maturing in December 1996  ...........................          -0-      300,000

Bank term loan payable in monthly installments
of $16,667, plus interest at 1.25% over prime,
maturing in July 1998  ...............................          -0-      716,667

Bank term loan payable in monthly installments
of $29,166 in January 1995, $38,000 February
1995 - January 1997, $44,000 February 1997 -
January 2000, $50,000 February 2000 - December
2001, plus interest at prime plus 1/2 percent.
Any unpaid principal and interest is due January
1, 2002. The loan is secured by the accounts
receivable, inventory, equipment and all
personal property of the Company. Certain
provisions of the agreement limit the payment of
dividends, require maintenance of certain
financial ratios, limit future borrowings and
impose certain other conditions as contained in
the agreement ........................................    3,082,000    1,700,000

Capitalized lease payable in monthly
installments of $1,313 including interest at
10.5%. The lease terminates in June 1999 and is
secured by the equipment to which it pertains ........       45,993       56,329
                                                          ---------    ---------
     Total ...........................................    3,127,993    2,772,996
                                                          =========    =========

                  As of December 31, 1995, long-term debt matures as follows:

                        1996                            467,474
                        1997                            534,737
                        1998                            542,139
                        1999                            535,643
                        2000                            594,000
                        2001 and thereafter             454,000
                                                      ---------
                                                      3,127,993
                                                      =========

                  The Company has a $2,000,000 short-term bank line of credit at prime plus .25%, of which $-0- and $515,000 was outstanding on December 31, 1995 and 1994, respectively. The line of credit expires on June 30, 1996 and is secured by a blanket lien on the Company's assets. Additionally, at December 31, 1995, the Company financed certain of its insurance premiums on a short-term basis at 6.92% interest. The balances at December 31, 1995 and 1994 were $353,768 and $226,655, respectively.

NOTE 6 - INCOME TAXES

                  The Company provides for income taxes based on earnings reported for financial statement purposes. The components of the provision for income taxes for 1995, 1994, and 1993 are as follows :

                                                                          Per
                                         Per Tax                       Financial
                                         Returns        Deferred       Statements
                                         --------       --------       ----------
          1995
          ----
Federal ...........................       760,381         41,608        801,989
Research Tax Credit ...............       (17,240)             0        (17,240)
                                         --------       --------       --------
                                          743,141         41,608        784,749

State .............................        83,949         38,639        122,588
Investment Tax Credit .............       (40,423)       (24,333)       (64,756)
                                         --------       --------       --------
                                           43,526         14,306         57,832

Total Income Taxes ................       786,667         55,914        842,581
                                         ========       ========       ========
                                                                          Per
                                         Per Tax                       Financial
                                         Returns        Deferred       Statements
                                         --------       --------       ----------
          1994
          ----
Federal ...........................       331,633        101,436        433,069
Research Tax Credit ...............       (34,572)             0        (34,572)
                                         --------       --------       --------
                                          297,061        101,436        398,497

State .............................        49,600         (6,482)        43,118
Investment Tax Credit .............       (11,425)             0        (11,425)
                                         --------       --------       --------
                                           38,175         (6,482)        31,693

Total Income Taxes ................       335,236         94,954        430,190
                                         ========       ========       ========

                                                                          Per
                                         Per Tax                       Financial
                                         Returns        Deferred       Statements
                                         --------       --------       ----------
          1993
          ----
Federal ...........................       237,318         24,673        261,991
Research Tax Credit ...............       (43,705)             0        (43,705)
                                         --------       --------       --------
                                          193,613         24,673        218,286

State .............................        26,134         (4,107)        22,027
Investment Tax Credit .............        (2,021)             0         (2,021)
                                         --------       --------       --------
                                           24,113         (4,107)        20,006

Total Income Taxes ................       217,726         20,566        238,292
                                         ========       ========       ========

                  The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities at December 31, 1995 and 1994 were as follows :

                                                       1995               1994
                                                     --------           -------
Depreciation ...............................          720,062           601,810
Amortization ...............................           (4,008)             (527)
Inventory Valuation ........................         (121,416)          (71,153)
Deferred Compensation ......................          (39,009)          (30,415)
                                                     --------           -------
Net Deferred Income Taxes ..................          555,629           499,715
                                                     ========           =======

                  Deferred  income  tax  provisions   resulting  from  temporary
differences between accounting for financial statement purposes and accounting for tax purposes, were as follows :

                                             1995          1994          1993
                                           --------      --------      --------
Depreciation .........................      118,252        94,720        55,351
Amortization .........................       (3,481)         (527)            0
Inventory Valuation ..................      (50,263)      (29,314)      (12,277)
Deferred Compensation ................       (8,594)       (2,169)      (22,508)
Alternative Minimum Tax Credit .......            0        32,244             0
                                           --------      --------      --------
Tax Effects of Temporary
     Differences .....................       55,914        94,954        20,566
                                           ========      ========      ========

                  A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:

                                                  1995         1994         1993
                                                  ----         ----         ----
Statutory Rate ..........................         34.0%        34.0%        34.0%
State Income Taxes, net of
     Federal Benefit ....................          1.6          1.7          1.6
Research Tax Credit .....................         (0.7)        (2.7)        (3.4)
Foreign Sales Corporation
     Tax Benefit ........................         (0.8)        (1.3)        (3.0)
Life Insurance, net .....................          0.3          1.0         (1.6)
Meals & Entertainment
     Disallowance .......................          0.4          1.0          0.6
Other ...................................         (0.1)         0.0          0.1
                                                  ----         ----         ----
Effective Tax Rate ......................         34.7%        33.7%        28.3%
                                                  ====         ====         ====

NOTE 7 - STOCK OPTIONS AND WARRANTS

                  In 1994 the Company updated its incentive stock option plans which provide for the granting of incentive stock options, as defined under current tax laws, to officers and key employees. The stock options are exercisable at a price equal to the market value on the date of grant. For the purpose of the plans, 187,500 shares of common stock were reserved for future grant. Options may be exercised over a period of one to five years.

                  A summary of incentive stock option plan transactions for 1995, 1994 and 1993 under this plan is as follows:

                                                     # of           Option Price
1995                                                Shares        Range Per Share
----                                                -------       ---------------
Outstanding at Beginning of Year ............        99,126        1.35 to 6.00
Granted .....................................        22,125        9.375
Exercised ...................................       (17,345)       1.58 to 6.00
Terminated or Expired .......................        (4,111)       3.75 to 6.00
Outstanding at End of Year ..................        99,795        3.75 to 9.375
Exercisable at End of Year ..................        43,435        3.75 to 6.00

1994
----
Outstanding at Beginning of Year ............        81,444        1.35 to 4.83
Granted .....................................        42,304        4.67 to 6.00
Exercised ...................................       (21,158)       1.35 to 4.83
Terminated or Expired .......................        (3,464)       1.35 to 6.00
Outstanding at End of Year ..................        99,126        1.35 to 6.00
Exercisable at End of Year ..................        42,208        1.58 to 6.00

                                                     # of           Option Price
1993                                                Shares        Range Per Share
----                                                -------       ---------------
Outstanding at Beginning of Year ............        82,748        1.35 to 4.83
Granted .....................................        18,045        3.75
Exercised ...................................       (16,775)       1.35 to 3.75
Terminated or Expired .......................        (2,574)       3.75 to 4.83
Outstanding at End of Year ..................        81,444        1.35 to 4.83
Exercisable at End of Year ..................        43,227        1.35 to 4.83

                  In 1994 the Company updated its non-statutory stock option plan for its directors. The Company has reserved 52,500 shares of common stock for issuance under this plan. The options are exercisable immediately for up to five years after the date of grant. Additionally, the Company has entered into an agreement with a consultant to receive stock options in lieu of payment for services rendered to the Company. A total of 22,500 shares of stock have been reserved under this plan. A summary of these stock options for 1995, 1994 and 1993 is as follows:

                                                     # of           Option Price
1995                                                Shares        Range Per Share
----                                                -------       ---------------
Outstanding at Beginning of Year ............        47,457       2.125 to 6.00
Granted .....................................        15,422       6.00 to 9.00
Exercised ...................................        (4,772)      2.125
Outstanding at End of Year ..................        58,107       3.67 to 9.00
Exercisable at End of Year ..................        53,107       3.67 to 9.00

1994
----
Outstanding at Beginning of Year ............        46,321       1.225 to 4.75
Granted .....................................        12,253       6.00
Exercised ...................................       (11,117)      1.225 to 4.75
Outstanding at End of Year ..................        47,457       2.125 to 6.00
Exercisable at End of Year ..................        47,457       2.125 to 6.00

1993
----
Outstanding at Beginning of Year ............        30,020       1.225 to 4.75
Granted .....................................        20,305       3.67
Terminated or Expired .......................        (4,004)      1.225 to 4.75
Outstanding at End of Year ..................        46,321       1.225 to 4.75
Exercisable at End of Year ..................        41,321       1.225 to 4.75

NOTE 8 - EMPLOYEE BENEFIT PLANS

                  The Company has a defined contribution pension plan which covers substantially all employees. Pension plan contributions for 1995, 1994 and 1993 were $137,556, $111,741 and $88,381, respectively.

                  The Company also has a 401(k) savings plan which covers substantially all employees. 401(k) savings plan contributions for 1995, 1994 and 1993 were $64,515, $49,265 and $47,682, respectively.

                  The Company has a non-qualified supplemental insurance program for key employees. The Company has purchased life insurance on the lives of the participants and is the sole owner and beneficiary of the policies. The plan provides for deferred compensation payments to key employees over 10 years for the cash value of the policy at the time of retirement or payments over 10 years of the face value of the policy in case of death. Premiums of $31,831, $38,368 and $35,714 were paid in 1995, 1994and 1993, respectively. Cash values were $205,362, $199,234 and $152,588 at December 31, 1995, 1994 and
1993,respectively. Amounts due participants at December 31, 1995 and 1994 under this plan are $59,695 and $45,842, respectively.

                  The Company has a non-qualified supplemental retirement agreement ("Top Hat" plan) which permits the President of the Company to defer a portion of his compensation. The cumulative deferred compensation and interest distributable after retirement or termination at December 31, 1995 and 1994 was $50,398 and $37,962, respectively. The expense attributable to this agreement for the years ended December 31, 1995, 1994 and 1993 was $12,436, $11,149 and $10,566, respectively.

NOTE 9 - EXPORT SALES

                  Export  sales  for  1995,  1994  and  1993  were   $3,092,579,
$2,365,985 and $2,407,730, respectively.


NOTE 10 - LEASES

                  The Company leases most of its vehicles under non-cancellable operating leases which expire at various times through 2003.

                  Future minimum rental commitments at December 31, 1995 are as follows:

                  1996                      234,782
                  1997                      151,287
                  1998                      104,941
                  1999                      102,592
                  2000                       98,198
                  Thereafter                 81,465
                                            -------
                                            773,265
                                            =======

                  Rental expense for operating lease was as follows:

                                           1995            1994            1993
                                         -------         -------         -------
Minimum rentals ................         166,614         190,870         179,063
Contingent rentals .............          36,412          28,564          28,606
                                         -------         -------         -------
     Total .....................         203,026         219,434         207,669
                                         =======         =======         =======

                  Contingent rentals on trucking equipment are generally calculated at a standard rate per mile. Base and contingent rentals on trucking equipment may be adjusted annually for fluctuations in the consumer price index. Generally, management expects that leases will be replaced upon expiration by other leases in the normal course of business.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

                  During 1995, the Company was discharged from a case alleging personal injury in connection with a product supplied by the Company. No other claims are pending against the Company at December 31, 1995.

                  The Company is involved in remedial and voluntary clean up expenditures associated with environmental matters. During 1995, 1994 and 1993, the Company expensed $137,139, $217,591 and $52,000, respectively. The Company believes it has provided for all of the foreseeable expected clean up costs at December 31, 1995. Although it is very difficult to estimate the ultimate aggregate cost to the Company of environmental clean up, management believes the potential impact of compliance with environmental protection laws will not have a material adverse effect on its future financial condition or results of operations.

                  On June 16, 1994 the Company purchased certain assets and consulting services for one of its packaged specialty ingredients. The terms of the agreement were $1,500,000 at closing for the purchase of drums and inventory. Additionally, to compensate the seller for its consulting services and use of its customer list, the Company will make a quarterly payment of 7% of this product's "Base Variable Margin" (as defined in the agreement) from July 1, 1994 through June 30, 1996 and 11% of such "Base Variable Margin" for the period July 1, 1996 through June 30, 2004. The quarterly payments will be applied first to the consulting agreement of $200,000 per annum terminating on June 30, 2004, with the balance allocated to the right to use of the seller's customer list. Any amounts allocated to the customer list will be amortized on a straight-line basis over the remaining useful life of the customer list. The agreement also contains certain "caps" on quarterly payments based on profitability and, at the Company's election, an early lump-sum payment option at varying amounts over the term of the agreement.

                  The Company is in the process of re-registering a product it sells for sterilization of medical devices and other uses. The re-registration requirement is a result of a congressional enactment during 1990 requiring the re-registration of this product and all other products which are used as a pesticide. The Company, in conjunction with one other company, has been conducting testing under the direction of the Environmental Protection Agency
(EPA). Re-registration is a negotiated process between the two companies seeking re-registration and the EPA. A series of additional tests is being conducted at mutually-approved laboratories to fill data gaps resulting from the negotiations. The test results and EPA's review thereof are expected during 1997. The Company's management believes it will be successful in obtaining re-registration for the product as it has met EPA's requirements thus far. Additionally, the product is used as a sterilant with no known substitute. Management believes absence of availability of this product could not be tolerated by the medical industry due to the resultant infection potential.

NOTE 12 - STOCKHOLDERS' EQUITY

                  The Company issued a 3 for 2 stock split, effected in the form of a stock dividend, to shareholders of record on September 9, 1994. Balances at December 31, 1994 reflect the split with an increase to common stock and decrease to paid-in capital of $68,671. Cash payments in lieu of fractional shares of $582 were also charged to paid-in capital. Stock option and per share data have been retroactively adjusted to reflect the stock split.

                  The rights of preferred shares are not yet specified and will be authorized by the Board of Directors prior to issuance.

NOTE 13- SUPPLEMENTAL CASH FLOW INFORMATION

                  CASH PAID FOR INCOME TAXES AND INTEREST WAS AS FOLLOWS:

                                              1995          1994          1993
                                            -------       -------       -------
Income Taxes Paid (Refunded) ........       896,073       344,153       (27,606)
Interest Paid .......................       342,135       240,558       176,368

                  NON-CASH FINANCING ACTIVITY:

                  The Company acquired certain computer equipment in 1994 by assuming a capitalized lease of $61,106.


NOTE 14 - OTHER MATTERS

                  In December 1995, the Company formalized plans to end its relationship with a customer whose products were custom manufactured at its Green Pond, South Carolina facility. The plans, implemented in early 1996, call for reduction in the workforce, return of the customer's raw materials and equipment, and preparation for the sale of certain fixed assets used in the custom manufacturing process. The amount charged to operations in 1995 for the costs associated with this transaction were $159,000.

                  Management has not yet obtained market data needed to estimate the profit or loss it expects to realize on the ultimate disposition of certain fixed assets with a net book value of approximately $1,000,000 used in the custom manufacturing process. Management does not, however, expect the result to have a material impact on the Company's financial position.