Form 10QSB
BALCHEM CORP
filed 1996-05-20
CIK 9326

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1996                     COMMISSION FILE NO. 1-13648

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


                          3143691 SHARES COMMON STOCK

                               BALCHEM CORPORATION
                            BALANCE SHEET (UNAUDITED)

                        ASSETS
                                                      3/31/96          03/31/95
                                                    ----------        ----------
CURRENT ASSETS
    CASH & INVESTMENTS .....................           119,384            43,004
     ACCOUNTS RECEIVABLE ...................         3,252,475         2,901,294
     INVENTORIES ...........................         2,228,280         1,635,575
     PREPAID EXPENSES ......................           526,882           550,211
     DEFERRED INCOME TAXES .................           152,495            97,630
       TOTAL CURRENT ASSETS ................         6,279,516         5,227,714

PROPERTY, PLANT & EQUIPMENT
     LAND ..................................            84,710            53,648
     BUILDING ..............................         4,117,916         3,551,118
     EQUIPMENT .............................         9,853,472         9,457,997
      TOTAL ................................        14,056,098        13,062,763
LESS: ACCUMULATED DEPRECIATION .............         6,333,337         5,581,422
       NET PROPERTY, PLANT, EQUIPMENT ......         7,722,761         7,481,341

OTHER ASSETS
     LICENSE ...............................            11,719            13,594
     FINANCING  COSTS ......................            14,917            20,553
     GOODWILL ..............................             7,408             7,708
     CUSTOMER LISTS ........................           501,566           188,695
     PATENTS, TRADEMARKS & REGISTRATIONS ...           252,789           199,997
     OTHER .................................            53,792            41,333
        TOTAL OTHER ASSETS .................           842,191           471,880

TOTAL ASSETS ...............................        14,844,468        13,180,935

      LIABILITIES & STOCKHOLDER EQUITY

CURRENT LIABILITIES
     PAYABLES (TRADE& ACCRUALS) ............         2,702,972         2,134,680
     NOTES PAYABLE .........................           221,105           200,630
     DIVIDEND PAYABLE ......................                                 118
     LINE OF CREDIT ........................                             230,000
     CURRENT DEBT ..........................           467,474           510,336
     CURRENT INCOME TAX ....................           208,761           184,388
       TOTAL CURRENT LIABILITIES ...........         3,600,312         3,260,152
     NOTES PAYABLE LONG TERM ...............            31,763            43,510
     LONG TERM DEBT ........................         2,512,000         2,924,000
     DEFERRED INCOME TAX ...................           692,812           595,909
     DEFERRED  COMPENSATION ................           120,189            85,684

TOTAL LIABILITIES ..........................         6,957,076         6,909,255

STOCKHOLDERS EQUITY
    COMMON STOCK ...........................           209,559           208,004
    PAID IN CAPITAL ........................         1,767,108         1,710,852
    RETAINED EARNINGS ......................         5,910,725         4,352,824
       TOTAL STOCKHOLDERS' EQUITY ..........         7,887,392         6,271,680

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ...        14,844,468        13,180,935

                               BALCHEM CORPORATION
                       STATEMENT OF CASH FLOWS (UNAUDITED)

             FOR THE PERIOD ENDING MARCH 31, 1996 AND MARCH 31, 1995

                                                            1996              1995
                                                          --------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES

     NET EARNINGS ..............................           434,606            352,033

ADJUSTMENT TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING  ACTIVITIES

     DEFERRED TAXES ............................           (15,312)            (1,436)
     DEPRECIATION & AMORTIZATION ...............           206,741            190,456

CHANGES IN ASSETS & LIABILITIES

     ACCOUNTS RECEIVABLE .......................          (106,983)          (313,017)
     INVENTORIES ...............................          (355,442)          (333,701)
     PREPAID EXPENSES ..........................            18,710           (110,285)
     ACCOUNTS PAYABLE ..........................           207,855             61,452
     INCOME TAX  PAYABLE .......................           201,088             94,168
     DEFERRED COMPENSATION .....................            14,527              1,880

TOTAL ADJUSTMENTS ..............................           171,184           (410,483)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES ...........................           605,790            (58,450)

CASH  FLOWS FROM INVESTING ACTIVITIES

     CAPITAL EXPENDITURES ......................          (112,719)          (185,398)
     INVESTMENTS  IN OTHER ASSETS ..............          (169,864)           (61,734)

NET CASH USED IN INVESTING ACTIVITIES ..........          (282,583)          (247,132)

CASH  FLOWS FROM  FINANCING  ACTIVITIES
     NET BORROWINGS UNDER LINE OF CREDIT .......                             (285,000)
     NOTES PAYABLE .............................          (132,663)           (26,025)
     NOTE PAYABLE LONG TERM ....................            (2,756)            (2,483)
     PROCEEDS FROM LONG TERM BORROWINGS ........                            3,500,000
     PRINCIPAL PAYMENT  ON SHORT TERM BORROWINGS                             (447,168)
     PRINCIPAL PAYMENT  ON LONG TERM DEBT ......          (114,000)        (2,345,500)
     STOCK OPTIONS .............................             4,893
     DIVIDENDS PAYABLE .........................          (109,976)           (85,684)

NET CASH PROVIDED  BY (USED  IN)
FINANCING ACTIVITIES ...........................          (354,502)           308,140

INCREASE (DECREASE) IN CASH ....................           (31,295)             2,559

CASH  BEGINNING ................................           150,679             40,445
CASH  ENDING ...................................           119,384             43,004

                               BALCHEM CORPORATION
                  SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)
                                INCOME STATEMENT

                                                FOR THE THREE MONTHS ENDED                     FOR THE THREE MONTHS ENDED
                                                --------------------------                     --------------------------

                                               3/31/96       3/31/95        %                3/31/96      12/31/95          %
                                               -------       -------        -                -------      --------          -
SALES & OTHER  REVENUES                       6,341,871    5,937,023       6.8%             6,341,871     6,736,542       -5.9%

COST OF SALES                                 3,207,133    3,247,920      -1.3%             3,207,133     3,550,451       -9.7%

INTEREST EXPENSE                                 74,193       87,474     -15.2%                74,193        78,306       -5.3%

OTHER EXPENSES                                2,392,662    2,062,101      16.0%             2,392,662     2,424,021       -1.3%
                                              ---------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES                  5,673,988    5,397,495       5.1%             5,673,988     6,052,778       -6.3%


PRE - TAX OPERATING EARNINGS                    667,883      539,528      23.8%               667,883       683,764       -2.3%

INCOME TAXES                                    233,277      187,495                          233,277       240,125

NET INCOME                                      434,606      352,033      23.5%               434,606       443,639       -2.0%



NUMBER OF OUTSTANDING SHARES(*)               3,143,691    3,120,059                        3,143,691     3,142,176


EARNINGS PER SHARE
     BEFORE TAXES                                 0.212        0.173                            0.212         0.218
     AFTER TAXES                                  0.138        0.113                            0.138         0.141

                       MANAGEMENT DISCUSSION AND ANALYSIS



REVENUES

REVENUES INCREASED 6.8% FOR THE QUARTER ENDING 3/31/96 VS. THE QUARTER ENDING 3/31/95 WHICH IS ATTRIBUTED TO INCREASED PURCHASES BY ESTABLISHED CUSTOMER BASE AND THE COMMERCIALIZATION OF DOMESTIC AND INTERNATIONAL PROSPECTS.

REVENUES DECREASED 5.9% COMPARING 1Q '96 TO 4Q '95 AS A RESULT OF THE DISCONTINUANCE OF THE CUSTOM MANUFACTURING OPERATIONS AT THE GREEN POND, SOUTH CAROLINA FACILITY.



OPERATIONAL COSTS AND EXPENSES

COST OF SALES DECREASED 1.3% COMPARING THE QUARTER ENDED 3/31/96 AND 3/31/95 AND 9.7% FROM 4Q '95 TO 1Q '96 AS RESULT OF DECLINE IN PRICING OF CERTAIN RAW MATERIALS AND REDUCTION IN ENVIRONMENTAL ACCRUALS FOR THE AFOREMENTIONED PERIOD.

INTEREST EXPENSE DECREASED 15.2% FOR THE QUARTER ENDED 3/31/96 COMPARED TO THE QUARTER ENDED 3/31/95 AND 5.3% FROM THE 4Q '95 TO THE 1Q '96 AS A RESULT OF MINIMUM BORROWINGS ON THE CREDIT LINE AND REDUCTION IN THE PRIME LENDING RATE.

OTHER EXPENSES INCREASED 16% COMPARING THE QUARTER ENDED 3/31/96 TO 3/31/95 WHICH ARE ATTRIBUTED TO EXPENSES ASSOCIATED WITH THE HIRING OF PROFESSIONALS INCLUDING RECRUITING, RELOCATION, SALARIES AND BENEFITS ASSOCIATED WITH SAME. OTHER AREAS OF INCREASED EXPENSE WERE BENEFITS (HEALTH INSURANCE, 401K AND PENSION), OUTSIDE RESEARCH TESTING AND INCREASED TRAVEL EXPENSE BY SALES PERSONNEL IN BOTH DOMESTIC AND INTERNATIONAL MARKETS.



PRE TAX EARNINGS

PRE TAX EARNINGS INCREASED 23.8% FOR THE QUARTER ENDED 3/31/96 VS. 3/31/95, AND DECREASED 2.3% FROM THE 4Q '95 TO 1Q '96 AS A RESULT OF THE BUSINESS CONDITIONS DESCRIBED.

INVENTORIES

INVENTORIES AS STATED FOR THE PERIOD ENDED 3/31/96 and 3/31/95 WERE 2,228,280 AND 1,645,838 INCLUSIVE OF THE FOLLOWING BREAKDOWN.

                                1996                 1995
                              ---------           ---------
RAW MATERIALS                 1,061,834             764,410

FINISHED PRODUCT              1,166,446             881,428

WORK IN PROCESS                      --                  --


TOTAL INVENTORY               2,228,280           1,645,838



ADJUSTMENTS

IN  THE  OPINION  OF   MANAGEMENT,   ACCOMPANYING   FINANCIAL   STATEMENTS   ARE
REPRESENTATIVE OF ALL ADJUSTMENTS NECESSARY TO FAIRLY PRESENT THE CONSOLIDATED FINANCIAL POSITION AS OF MARCH 31, 1996 AND MARCH 31, 1995.

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




                                    BALCHEM CORPORATION
                                         (REGISTRANT)


                                BY      /S/ HERB WEISS
                                    -----------------------
                                          HERB WEISS

                                    PRESIDENT, TREASURER AND
                                    CHIEF FINANCIAL OFFICER




DATED:   MAY 20, 1996