Form 10QSB
period 1996-06-30
BALCHEM CORP
filed 1996-08-15
CIK 9326

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

        For Quarter Ended June 30, 1996      Commission File No. 1-13648



                              BALCHEM CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Maryland                                          13-2578432
- -------------------------------                  -------------------------------
(State of Other Jurisdiction of                  (I.R.S. Employer Identification
Incorporation or Organization)                                  Number)


    P.O. Box 175, Slate Hill, NY                              10973
- ----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, including area code:         (914)  355-5300
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

                         3,143,828 Shares Common Stock

                               BALCHEM CORPORATION
                                  BALANCE SHEET

                 ASSETS
                                                           6/30/96      06/30/95
                                                         ----------   ----------
CURRENT ASSETS
    CASH & INVESTMENTS ...............................       36,753       45,063
     ACCOUNTS RECEIVABLE .............................    2,935,914    2,527,928
     INVENTORIES .....................................    1,998,383    1,527,808
     PREPAID EXPENSES ................................      400,116      299,670
    CURRENT INCOME TAX ...............................       16,574            0
     DEFERRED INCOME TAXES ...........................      137,145       92,784
       TOTAL CURRENT ASSETS ..........................    5,524,885    4,493,253
                                                         ----------   ----------

PROPERTY,PLANT & EQUIPMENT
     LAND ............................................       84,710       53,648
     BUILDING ........................................    4,117,916    3,806,537
     EQUIPMENT .......................................    9,951,654    9,506,093
      TOTAL ..........................................   14,154,280   13,366,278
LESS:ACCUMULATED DEPRECIATION ........................    6,586,303    5,787,020
       NET PROPERTY, PLANT,EQUIPMENT .................    7,567,977    7,579,258
                                                         ----------   ----------

OTHER ASSETS
     LICENSE .........................................       11,250       13,125
     FINANCING  COSTS ................................       13,970       19,107
     GOODWILL ........................................        7,333        7,633
     CUSTOMER LISTS ..................................      586,626      251,652
     PATENTS,TRADEMARKS&REGISTRATIONS ................      253,906      195,499
     OTHER ...........................................       57,071       44,569
        TOTAL OTHER ASSETS ...........................      930,156      531,585
                                                         ----------   ----------

TOTAL ASSETS .........................................   14,023,018   12,604,096
                                                         ----------   ----------

                               BALCHEM CORPORATION
                                  BALANCE SHEET
                                   (continued)
                                                           6/30/96      06/30/95
                                                         ----------   ----------
                 LIABILITIES & STOCKHOLDER EQUITY
CURRENT LIABILITIES
     PAYABLES (TRADE& ACCRUALS) ......................    2,146,155    1,799,159
     NOTES PAYABLE ...................................       88,442       66,389
     DIVIDEND PAYABLE
     LINE OF CREDIT ..................................          --        45,000
     CURRENT DEBT ....................................      467,474      510,336
     CURRENT INCOME TAX ..............................            0       22,120
       TOTAL CURRENT LIABILITIES .....................    2,702,071    2,443,004
                                                         ----------   ----------
     NOTES PAYABLE LONG TERM .........................       28,933       40,960
     LONG TERM DEBT ..................................    2,098,000    2,760,000
     DEFERRED INCOME TAX .............................      711,164      617,316
     DEFERRED  COMPENSATION ..........................      121,572       87,822

TOTAL LIABILITIES ....................................    5,661,740    5,949,102
                                                         ----------   ----------

STOCKHOLDERS EQUITY
    COMMON STOCK .....................................      209,588      208,069
    PAID IN CAPITAL ..................................    1,768,887    1,715,286
    RETAINED EARNINGS ................................    6,382,803    4,731,639
       TOTAL STOCKHOLDERS' EQUITY ....................    8,361,278    6,654,994
                                                         ----------   ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .............   14,023,018   12,604,096
                                                         ----------   ----------

                               BALCHEM CORPORATION
                             STATEMENT OF CASH FLOWS

              FOR THE PERIOD ENDING JUNE 30, 1996 AND JUNE 30, 1995

                                                            1996          1995
                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES

     NET EARNINGS ..................................      906,685       730,848

ADJUSTMENT TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING  ACTIVITIES

     DEFERRED TAXES ................................       18,390        24,817
     DEPRECIATION & AMORTIZATION ...................      461,198       398,044

CHANGES IN ASSETS & LIABILITIES

     ACCOUNTS RECEIVABLE ...........................      209,578        60,349
     INVENTORIES ...................................     (125,545)     (225,934)
     PREPAID EXPENSES ..............................      145,476       140,256
     ACCOUNTS PAYABLE ..............................     (348,964)     (274,069)
     INCOME TAX  PAYABLE ...........................      (24,247)      (68,100)
     DEFERRED COMPENSATION .........................       15,910         4,018

TOTAL ADJUSTMENTS ..................................      351,796        59,381

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES ...............................    1,258,481       790,229

CASH  FLOWS FROM INVESTING ACTIVITIES

     CAPITAL EXPENDITURES ..........................     (210,901)     (488,913)
     INVESTMENTS  IN OTHER ASSETS ..................     (259,320)     (123,429)

NET CASH USED IN INVESTING ACTIVITIES ..............     (470,221)     (612,342)

CASH  FLOWS FROM  FINANCING  ACTIVITIES
     NET BORROWINGS UNDER LINE OF CREDIT ...........          --       (470,000)
     NOTES PAYABLE .................................     (265,326)     (160,266)
     NOTE PAYABLE LONG TERM ........................       (5,586)       (5,033)
     PROCEEDS FROM LONG TERM BORROWINGS ............          --      3,500,000
     PRINCIPAL PAYMENT  ON SHORT TERM BORROWINGS ...          --       (447,167)
     PRINCIPAL PAYMENT  ON LONG TERM DEBT ..........     (528,000)   (2,509,500)
     STOCK OPTIONS .................................        6,702         4,499
     DIVIDENDS PAYABLE .............................     (109,976)      (85,802)

NET CASH PROVIDED  BY (USED  IN)
FINANCING ACTIVITIES ...............................     (902,186)     (173,269)

INCREASE( DECREASE) IN CASH ........................     (113,926)        4,618

CASH  BEGINNING ....................................      150,679        40,445
CASH  ENDING .......................................       36,753        45,063

                               BALCHEM CORPORATION

                  SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)
                                INCOME STATEMENT

                                     FOR THE THREE MONTHS ENDED                        FOR THE SIX MONTHS ENDED
                                     --------------------------                        ------------------------
                                       6/30/96          6/30/95      % CHANGE          6/30/96           6/30/95      % CHANGE

SALES & OTHER  REVENUES              6,740,326        5,826,793        15.7%        13,082,197        11,763,816        11.2%

COST OF SALES                        3,503,206        3,073,256                      6,710,339         6,321,175
 % OF SALES                             51.97%           52.74%       -0.77%             51.29%            53.73%      -2.44%

INTEREST EXPENSE                        69,127           90,517                        143,320           177,991
 % OF SALES                              1.03%            1.55%       -0.53%              1.10%             1.51%      -0.42%

OTHER EXPENSES                       2,432,805        2,086,673                      4,825,467         4,148,775
 % OF SALES                             36.09%           35.81%        0.28%             36.89%            35.27%       1.62%

OPERATING COSTS AND EXPENSES         6,005,139        5,250,447                     11,679,127        10,647,942

PRE - TAX OPERATING EARNINGS           735,187          576,346                      1,403,070         1,115,874
 % OF SALES                             10.91%            9.89%        1.02%             10.73%             9.49%       1.24%

INCOME TAXES                           263,109          197,532                        496,386           385,027

NET INCOME                             472,078          378,814                        906,684           730,847
 % OF SALES                              7.00%            6.50%        0.50%              6.93%             6.21%       0.72%

NUMBER OF OUTSTANDING SHARES         3,143,828        3,121,155                      3,143,828         3,121,155

     EARNINGS PER SHARE                  0.150            0.121                          0.288             0.234

                                       FOR THE THREE MONTHS ENDED
                                       --------------------------
                                          6/30/96       6/30/95        % CHANGE
SALES & OTHER  REVENUES                 6,740,326      6,341,871          6.3%

COST OF SALES                           3,503,206      3,207,133
 % OF SALES                                 51.97%         50.57%        1.40%

INTEREST EXPENSE                           69,127         74,193
 % OF SALES                                  1.03%          1.17%       -0.14%

OTHER EXPENSES                          2,432,805      2,392,662
 % OF SALES                                 36.09%         37.73%       -1.63%

OPERATING COSTS AND EXPENSES            6,005,139      5,673,989

PRE - TAX OPERATING EARNINGS              735,187        667,882
 % OF SALES                                 10.91%         10.53%        0.38%

INCOME TAXES                              263,109        233,277

NET INCOME                                472,078        434,605
 % OF SALES                                  7.00%          6.85%        0.15%

NUMBER OF OUTSTANDING SHARES            3,143,828      3,143,691

     EARNINGS PER SHARE                     0.150          0.138

                       MANAGEMENT DISCUSSION AND ANALYSIS

REVENUES

REVENUES INCREASED 15.7% FOR THE QUARTER ENDED 6/30/96 COMPARED TO THE QUARTER ENDED 6/30/95; 11.2% FOR THE THE SIX MONTHS ENDED 6/30/96 COMPARED TO 6/30/95 AND 6.3% FOR THE QUARTER ENDED 6/30/96 COMPARED TO THE QUARTER ENDED 3/31/96.

REVENUE INCREASES FOR THE AFOREMENTIONED TIME FRAMES ARE ATTRIBUTED TO REVENUES GENERATED THROUGH PRICE INCREASES ,INCREASED PUCHASES BY THE ESTABLISHED CUSTOMER BASE AND THE COMMERCIALIZATION OF PROSPECTS IN THE DOMESTIC AND INTERNATIONAL MARKETS.



OPERATIONAL COSTS AND EXPENSES

COST OF SALES, AS A PERCENTAGE OF SALES, DECREASED .77% FOR THE QUARTER ENDED 6/30/96 AS COMPARED TO THE QUARTER ENDED ENDED 6/30/95 ; DECREASED 2.44% , AS A PERCENTAGE OF SALES, FOR THE SIX MONTHS ENDED 6/30/96 AS COMPARED TO 6/30/95.

COST OF SALES, AS A PERCENTAGE OF SALES, INCREASED 1.4% FOR THE QUARTER ENDED 6/30/96 AS COMPARED TO THE QUARTER ENDED 3/31/96.

COST OF SALES DECREASED COMPARING 1996 TO 1995 AS A RESULT OF INCREASED PRODUCTIVITY DUE TO VOLUME THAT MORE THAN OFFSET INCREASED EXPENSES IN PLANT REPAIR,MAINTENANCE AND SUPPLIES.

THE INCREASE IN COST OF SALES FROM 1Q '96 TO 2Q '96 IS THE RESULT OF INCREASED DEPRECIATION EXPENSE FOR THE GREEN POND, SOUTH CAROLINA FACILITY AND THE UPGRADE OF INSURANCE COVERAGES.


INTEREST EXPENSE DECREASED 23.6% OR .53%, AS A PERCENTAGE OF SALES, FOR THE QUARTER ENDED 6/30/96 AS COMPARED TO THE QUARTER ENDED 6/30/95 ; DECREASED 19.5% OR .42%, AS A PERCENTAGE OF SALES, FOR THE SIX MONTHS ENDED 6/30/96 AS COMPARED TO 6/30/95 ; DECREASED 6.8% OR .14% AS A PERCENTAGE OF SALES, FOR THE QUARTER ENDED 6/30/96 COMPARED TO THE QUARTER ENDED 3/31/96.

THE DECLINE IN INTEREST EXPENSE WAS A COMBINATION OF THE ABILITY TO ACCELERATE THE PAY DOWN OF LONG TERM DEBT BY THE ADDITIONAL PAYMENT OF 300K MADE IN 2Q 96 AND THE REDUCTION IN THE LENDING RATE BY THE CHASE MANHATTAN BANK.


OTHER EXPENSES INCREASED 16.6% OR .28%, AS A PERCENTAGE OF SALES,FOR THE QUARTER ENDED 6/30/96 AS COMPARED TO THE QUARTER ENDED 6/30/95; INCREASED 16.3% OR 1.62%, AS A PERCENTAGE OF SALES, FOR THE SIX MONTHS ENDED 6/30/96 COMPARED TO 6/30/95;

OTHER EXPENSES DECREASED 1.67% OR 1.63 %, AS A PERCENTAGE OF SALES, FOR THE THE QUARTER ENDED 6/30/96 AS COMPARED TO THE QUARTER ENDED 3/31/96.

THE INCREASED EXPENSES COMPARING 1996 TO 1995 ARE REPRESENTATIVE OF THE STAFFING OF PROFESSIONALS IN SENIOR MANAGEMENT AND SALES SUPPORT (DOMESTIC/INTERNATIONAL) WITH CORRESPONDING EXPENSES SUCH AS RELOCATION AND BENEFITS AND INCREASED COST IN HEALTH INSURANCE AND THE COVERAGE OF THE ADDITIONAL PERSONNEL HIRED DURING THE AFOREMENTIONED TIME FRAMES.

THE DECREASE IN OTHER EXPENSES FROM 1Q '96 TO 2Q '96 IS ATTRIBUTED TO EFFICIENCY IN THE DISTRIBUTION SYSTEM FOR PRODUCT DELIVERY AND REDUCTION IN EXPENSES ASSOCIATED WITH PRODUCT TESTING BY INDEPENDENT LABORATORIES.

PRE-TAX EARNINGS

PRE-TAX EARNINGS INCREASED 27.6% OR 1.0 % , AS A PERCENTAGE OF SALES, FOR THE QUARTER ENDED 6/30/96 AS COMPARED TO THE QUARTER ENDED 6/30/95; INCREASED 25.7% OR 1.24%, AS A PERCENTAGE OF SALES,FOR THE SIX MONTHS ENDED 6/30/96 COMPARED TO 6/30/95; INCREASED 10.1% OR .38%, AS A PERCENTAGE OF SALES, FOR THE QUARTER ENDED 6/30/96 COMPARED TO THE QUARTER ENDED 3/31/96 AS A RESULT OF THE BUSINESS CONDITIONS PREVIOUSLY DESCRIBED.


INVENTORIES

INVENTORIES AS STATED FOR THE PERIOD 6/30/96 AND 6/30/95 WERE $2,079,515 AND $2,228,280, RESPECTIVELY,INCLUSIVE OF THE FOLLOWING BREAKDOWN:

                                         1996             1995
                                       -------          -------

        RAW MATERIALS                  1252403          1061834

        FINISHED PRODUCT                827112          1166446

        WORK IN PROCESS                      0                0

        TOTAL INVENTORY                2079515          2228280



ADJUSTMENTS

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING STATEMENTS ARE REPRESENTATIVE OF ALL THE ADJUSTMENTS TO FAIRLY PRESENT THE CONSOLIDATED POSITION AS OF JUNE 30, 1996 AND JUNE 30, 1995.

                                    SIGNATURE


PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREWITH DULY AUTHORIZED.




                                                 BALCHEM CORPORATION
                                                    (REGISTRANT)


                                         BY      /s/ Herb Weiss
                                                 --------------
                                                 HERB  WEISS
                                                 PRESIDENT,TREASURER AND
                                                 CHIEF FINANCIAL OFFICER




DATED:   AUGUST 13, 1996