Form 10QSB/A
period 1996-06-30
BALCHEM CORP
filed 1996-08-21
CIK 9326

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

OTHER EXPENSES INCREASED 1.67% FOR THE QUARTER ENDED 6/30/96 AS COMPARED TO THE QUARTER ENDED 3/31/96; HOWEVER, EXPENSES DECREASED 1.63% AS A PERCENTAGE OF SALES.

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


INVENTORIES

INVENTORIES AS STATED FOR THE PERIOD 6/30/96 AND 6/30/95 WERE $2,079,515 AND $2,228,280, RESPECTIVELY,INCLUSIVE OF THE FOLLOWING BREAKDOWN:

                                         1996             1995
                                       -------          -------

        RAW MATERIALS                  1171271           705205

        FINISHED PRODUCT                827112           822603

        WORK IN PROCESS                      0                0

        TOTAL INVENTORY                1998383          1527808



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