Form 10QSB/A
period 1996-06-30
BALCHEM CORP
filed 1996-09-10
CIK 9326

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

                           AMENDMENT TO QUARTERLY REPORT
                    FILED PURUANT TO SECTION 12, 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR QUARTER ENDED JUNE 30, 1996 COMMSSION FILE NO. 1-13648

                               BALCHEM CORPORATION

          THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS, FINANCIAL STATEMENTS, EXHIBITS OR OTHER PORTIONS OF ITS QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 1996 ON FORM 10-QSB AS SET FORTH IN THE PAGES ATTACHED HERETO:


          PART ll   OTHER INFORMATION

                    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                             SECURITY HOLDERS

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED


                                            BALCHEM CORPORATION


                                            BY: /s/ Herbert D. Weiss
                                                HERBERT D. WEISS
                                                PRESIDENT AND CHIEF
                                                EXECUTIVE OFFICER

          SEPTEMBER 6, 1996

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              a) THE DATE OF THE MEETING WAS JUNE 21, 1996; THE MEETING WAS AN ANNUAL MEETING

              b) JOHN E. BEEBE, FRANCIS X. MCDERMOTT AND LEONARD J. ZWEIFLER WERE ELECTED AS DIRECTORS FOR THREE-YEAR TERMS. DONALD E. ALGUIRE, ISRAEL SHEINBERG, KENNETH P. MITCHELL, HERBERT D. WEISS, PAUL F. MOSHER AND CARL R. PACIFICO CONTINUED IN OFFICE AS DIRECTORS.

              c) THE MATTERS VOTED UPON WERE (i) THE ELECTION OF JOHN E. BEEBE, FRANCIS X MCDERMOTT AND LEONARD J. ZWEIFLER AS DIRECTORS; (ii) AN AMENDMENT TO THE STOCK OPTION PLAN FOR EMPLOYEES TO INCREASE THE MAXIMUM DURATION OF OPTIONS TO TEN YEARS AND (iii) AN AMENDMENT TO THE STOCK OPTION PLAN FOR DIRECTORS TO INCREASE THE DURATION OF OPTIONS TO TEN YEARS AND ELIMINATE FORFEITABILITY:

                   AS TO DIRECTORS THE VOTES WERE AS FOLLOWS:

                                             FOR          AGAINST

                     BEEBE                 2408680         442186
                     MCDERMOTT             2558126         292740
                     ZWEIFLER              2412320         438546

                   AS TO APPROVAL OF THE AMENDMENT TO STOCK OPTION PLAN FOR EMPLOYEES, THE VOTE WAS:

                      FOR       AGAINST       ABSTAIN       NON-VOTE

                    2601436      196970        57465           0


                   AS  TO  APPROVAL  OF  THE   AMENDMENT  TO  STOCK  OPTION  FOR
                   DIRECTORS, THE VOTE WAS:

                      FOR       AGAINST       ABSTAIN       NON-VOTE


                    2555281      256107        39478           0