Form 10QSB
period 1996-09-30
BALCHEM CORP
filed 1996-11-13
CIK 9326

FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

      For Quarter Ended September 30, 1996      Commission File No. 1-13648



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

                         3,143,828 Shares Common Stock

                               BALCHEM CORPORATION
                                  BALANCE SHEET

                 ASSETS
                                                           9/30/96      09/30/95
                                                         ----------   ----------
CURRENT ASSETS
    CASH & INVESTMENTS ...............................      221,287       45,993
     ACCOUNTS RECEIVABLE .............................    3,236,721    3,168,684
     INVENTORIES .....................................    1,944,322    1,626,569
     PREPAID EXPENSES ................................      179,572      240,405
    CURRENT INCOME TAX
     DEFERRED INCOME TAXES ...........................      148,678      104,575
       TOTAL CURRENT ASSETS ..........................    5,730,580    5,186,226
                                                         ----------   ----------

PROPERTY,PLANT & EQUIPMENT
     LAND ............................................       84,710       53,648
     BUILDING ........................................    4,146,623    3,949,582
     EQUIPMENT .......................................   10,065,955    9,504,611
      TOTAL ..........................................   14,297,288   13,507,841
LESS:ACCUMULATED DEPRECIATION ........................    6,935,755    5,989,511
       NET PROPERTY, PLANT,EQUIPMENT .................    7,361,533    7,518,330
                                                         ----------   ----------

OTHER ASSETS
     LICENSE .........................................       10,781       12,656
     FINANCING  COSTS ................................       13,024       17,660
     GOODWILL ........................................        7,258        7,558
     CUSTOMER LISTS ..................................      744,593      321,494
     PATENTS,TRADEMARKS&REGISTRATIONS ................      333,694      190,685
     OTHER ...........................................       60,153       47,671
        TOTAL OTHER ASSETS ...........................    1,169,503      597,724
                                                         ----------   ----------

TOTAL ASSETS .........................................   14,261,616   13,302,280
                                                         ----------   ----------

                               BALCHEM CORPORATION
                                  BALANCE SHEET
                                  (continued)

                 LIABILITIES & STOCKHOLDER EQUITY
                                                           9/30/96      09/30/95
                                                         ----------   ----------

CURRENT LIABILITIES
     PAYABLES (TRADE& ACCRUALS) ......................    2,348,268    2,119,850
     NOTES PAYABLE ...................................                    24,735
     DIVIDEND PAYABLE
SHORT TERM REVOLVER ..................................                   110,000
     CURRENT DEBT ....................................      467,474      510,336
     CURRENT INCOME TAX ..............................       32,688        5,112
       TOTAL CURRENT LIABILITIES .....................    2,848,430    2,770,033
                                                         ----------   ----------
     NOTES PAYABLE LONG TERM .........................       26,027       38,343
     LONG TERM DEBT ..................................    1,684,000    2,696,000
     DEFERRED INCOME TAX .............................      698,273      657,199
     DEFERRED  COMPENSATION ..........................      123,193       89,806

TOTAL LIABILITIES ....................................    5,379,923    6,251,381
                                                         ----------   ----------

STOCKHOLDERS EQUITY
    COMMON STOCK .....................................      209,589      208,085
    PAID IN CAPITAL ..................................    1,768,887    1,716,364
    RETAINED EARNINGS ................................    6,903,217    5,126,450
       TOTAL STOCKHOLDERS' EQUITY ....................    8,881,693    7,050,899
                                                         ----------   ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .............   14,261,616   13,302,280
                                                         ----------   ----------

                               BALCHEM CORPORATION
                             STATEMENT OF CASH FLOWS

         FOR THE PERIOD ENDING SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                                          1996          1995
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES

     NET EARNINGS ................................     1,427,099      1,125,659

ADJUSTMENT TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING  ACTIVITIES

     DEFERRED TAXES ..............................        (6,034)        52,909
     DEPRECIATION & AMORTIZATION .................       812,140        602,526

CHANGES IN ASSETS & LIABILITIES

     ACCOUNTS RECEIVABLE .........................       (91,229)      (580,407)
     INVENTORIES .................................       (71,484)      (324,695)
     PREPAID EXPENSES ............................       366,020        199,521
     ACCOUNTS PAYABLE ............................      (146,850)        46,623
     INCOME TAX  PAYABLE .........................        25,015        (85,108)
     DEFERRED COMPENSATION .......................        17,531          6,002

TOTAL ADJUSTMENTS ................................       905,109        (82,629)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES .............................     2,332,208      1,043,030

CASH  FLOWS FROM INVESTING ACTIVITIES

     CAPITAL EXPENDITURES ........................      (353,909)      (630,476)
     INVESTMENTS  IN OTHER ASSETS ................      (500,157)      (191,559)

NET CASH USED IN INVESTING ACTIVITIES ............      (854,066)      (822,035)

CASH  FLOWS FROM  FINANCING  ACTIVITIES
     NET BORROWINGS UNDER SHORT TERM REVOLVER ....             0       (405,000)
     NOTES PAYABLE ...............................      (353,768)      (201,920)
     NOTE PAYABLE LONG TERM ......................        (8,492)        (7,650)
     PROCEEDS FROM LONG TERM BORROWINGS ..........                     3,500,000
     PRINCIPAL PAYMENT ON SHORT TERM DEBT ........                     (447,167)
     PRINCIPAL PAYMENT  ON LONG TERM DEBT ........      (942,000)    (2,573,500)
     STOCK OPTIONS ...............................         6,702          5,592
     DIVIDENDS PAYABLE ...........................      (109,976)       (85,802)

NET CASH PROVIDED  BY (USED  IN)
FINANCING ACTIVITIES .............................    (1,407,534)      (215,447)

INCREASE( DECREASE) IN CASH ......................        70,608          5,548

CASH  BEGINNING ..................................       150,679         40,445
CASH  ENDING .....................................       221,287         45,993

                                                         BALCHEM CORPORATION
                                            SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)
                                                          INCOME STATEMENT


                                              FOR THE THREE MONTHS ENDED                     FOR THE NINE MONTHS ENDED
                                              --------------------------                     -------------------------
                                         9/30/96           9/30/95     % CHANGE     9/30/96             9/30/95    % CHANGE
                                         -------           -------     --------     -------             -------    --------
SALES & OTHER  REVENUES                 6,654,300        6,499,397        2.4%     19,736,497         18,263,213      8.1%

COST OF SALES                           3,380,967        3,558,186                 10,091,307          9,879,366
 % OF SALES                                50.81%           54.75%      -3.94%          51.13%             54.09%    -2.96%

INTEREST EXPENSE                           61,742           84,200                    205,062            262,191
 % OF SALES                                 0.93%            1.30%      -0.37%           1.04%              1.44%    -0.40%

OTHER EXPENSES                          2,443,379        2,226,583                  7,268,845          6,375,353
 % OF SALES                                36.72%           34.26%       2.46%          36.83%             34.91%     1.92%



OPERATING COSTS AND EXPENSES            5,886,089        5,868,970                 17,565,215         16,516,911

PRE - TAX OPERATING EARNINGS              768,211          630,427                  2,171,282          1,746,302
 % OF SALES                                11.54%            9.70%       1.84%          11.00%              9.56%     1.44%

INCOME TAXES                              247,798          235,617                    744,184            620,644

NET INCOME                                520,413          394,810                  1,427,098          1,125,658
 % OF SALES                                 7.82%            6.07%       1.75%           7.23%              6.16%     1.07%

NUMBER OF OUTSTANDING SHARES            3,143,828        3,121,395                  3,143,828          3,121,395

     EARNINGS PER SHARE                     0.166            0.126                      0.454              0.361

                               BALCHEM CORPORATION
                  SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)
                                INCOME STATEMENT
                                  (continued)


                                              FOR THE THREE MONTHS ENDED
                                              --------------------------
                                         9/30/96           6/30/96     % CHANGE
                                         -------           -------     --------
SALES & OTHER  REVENUES                  6,654,300       6,740,326        -1.3%

COST OF SALES                            3,380,967       3,503,206
 % OF SALES                                 50.81%           51.97%       -1.17%

INTEREST EXPENSE                            61,742          69,127
 % OF SALES                                  0.93%            1.03%       -0.10%

OTHER EXPENSES                           2,443,379       2,432,805
 % OF SALES                                 36.72%           36.09%        0.63%



OPERATING COSTS AND EXPENSES             5,886,089       6,005,139

PRE - TAX OPERATING EARNINGS               768,211         735,187
 % OF SALES                                 11.54%           10.91%        0.64%

INCOME TAXES                               247,798         263,109

NET INCOME                                 520,413         472,078
 % OF SALES                                  7.82%            7.00%        0.82%

NUMBER OF OUTSTANDING SHARES             3,143,828       3,143,828

     EARNINGS PER SHARE                      0.166     0.150

                       MANAGEMENT DISCUSSION AND ANALYSIS

REVENUES

REVENUES INCREASED 2.4% FOR THE QUARTER ENDED 9/30/96 COMPARED TO THE QUARTER ENDED 9/30/95 AND 8.1% FOR THE THE NINE MONTHS ENDED 9/30/96 COMPARED TO 9/30/95 WHICH IS ATTRIBUTED TO INCREASED PURCHASES FROM ESTABLISHED CUSTOMER BASE.

REVENUES DECREASED 1.3% FOR THE QUARTER ENDED 9/30/96 COMPARED TO THE QUARTER ENDED 6/30/96 DUE TO THE TIMING OF SHIPMENTS IN THE ENCAPSULATED BUSINESS.


OPERATIONAL COSTS AND EXPENSES

COST OF SALES DECREASED 3.94% ,AS A PERCENTAGE OF SALES, FOR THE QUARTER ENDED 9/30/96 AS COMPARED TO THE QUARTER ENDED ENDED 9/30/95 AND 1.17% ,AS A PERCENTAGE OF SALES, FOR THE QUARTER ENDED 9/30/96 COMPARING THE QUARTER ENDED 6/30/96.

THE DOLLAR DECREASE IN THE COST OF SALES DURING THESE TIME FRAMES IS A RESULT OF SOME RAW MATERIAL PRICE DELINES AND IT ALSO REFLECTS THE ELIMINATION IN COSTS OF THE CONTRACT MANUFACTURING BUSINESS THAT CEASED ON JANUARY 1, 1996.

COMPARING SEPTEMBER YTD 1996 VS. 1995,COST OF SALES INCREASED 2.1% BUT DECREASED 2.96% , AS A PERCENTAGE AS SALES, THE COST INCREASE IS ATTRIBUTED TO INCREASED DEPRECIATION EXPENSES ASSOCIATED WITH THE ELIMINATION OF THE CONTRACT MANUFACTURING BUSINESS AT THE GREEN POND, S,C, FACILITY.

INTEREST EXPENSE DECREASED 26.7% OR .37%, AS A PERCENTAGE OF SALES, FOR THE QUARTER ENDED 9/30/96 AS COMPARED TO THE QUARTER ENDED 9/30/95; DECREASED 21.8% OR .40%, AS A PERCENTAGE OF SALES, FOR THE NINE MONTHS ENDED 9/30/96 AS COMPARED TO 9/30/95 AND DECREASED 12% OR .10% AS A PERCENTAGE OF SALES, FOR THE QUARTER ENDED 9/30/96 COMPARED TO THE QUARTER ENDED 6/30/96.

THE REDUCTION IN INTEREST EXPENSE FOR THE AFOREMENTIONED PERIODS WAS THE RESULT OF ADDITIONAL PRINCIPAL PAYMENTS MADE AGAINST THE LONG-TERM DEBT OBLIGATION DURING THE SECOND AND THIRD QUARTERS OF 1996 AND THE RATE REDUCTION OBTAINED FROM AFFILIATED BANK IN 2Q '96.

OTHER EXPENSES INCREASED 9.7% OR 2.46% , AS A PERCENTAGE OF SALES,FOR THE QUARTER ENDED 9/30/96 AS COMPARED TO THE QUARTER ENDED 9/30/95 INCREASED 14.0% OR 1.92%, AS A PERCENTAGE OF SALES, FOR THE NINE MONTHS ENDED 9/30/96 COMPARED TO 9/30/95 AND .43% OR .63% AS A PERCENTAGE OF SALES FOR THE QUARTER ENDED 9/30/96 AS COMPARED TO THE QUARTER ENDED 6/30/96.

THE INCREASED EXPENSES COMPARING 1996 TO 1995 ARE A RESULT OF INCREASED STAFFING OF SENIOR MANAGEMENT AND SALES PROFESSIONALS, RECRUITING AND RELOCATION EXPENSES ASSOCIATED WITH SAME AND INCREASED SALES EXPENSES INCURRED FOR TRAVEL IN DOMESTIC AND INTERNATIONAL MARKETS.

PRE-TAX EARNINGS

AS A RESULT OF THE BUSINESS CONDITIONS PREVIOUSLY DESCRIBED, PRE-TAX EARNINGS INCREASED 21.9% OR 1.84%, AS A PERCENTAGE OF SALES, FOR THE QUARTER ENDED 9/30/96 COMPARED TO THE QUARTER ENDED 9/30/95; INCREASED 24.3% OR 1.44%, AS A PERCENTAGE OF SALES, FOR THE NINE MONTHS ENDED 9/30/96 COMPARED TO 9/30/95 AND INCREASED 4.5% OR .64%, AS A PERCENTAGE OF SALES, FOR THE QUARTER ENDED 9/30/96 AS COMPARED TO THE QUARTER ENDED 6/30/96.

INVENTORIES

INVENTORIES AS STATED FOR THE PERIOD 9/30/96 AND 9/30/95 WERE $1,944,322 AND $1,626,569, RESPECTIVELY,INCLUSIVE OF THE FOLLOWING BREAKDOWN:

                                               1996                 1995
                                               ----                 ----
RAW MATERIALS                               1,154,658              810,179

FINISHED PRODUCT                              789,664              816,390

WORK IN PROCESS                                     0                    0

TOTAL INVENTORY                             1,944,322            1,626,569


ADJUSTMENTS

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING STATEMENTS ARE REPRESENTATIVE OF ALL THE ADJUSTMENTS TO FAIRLY PRESENT THE CONSOLIDATED POSITION
AS OF SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

                                          SIGNATURE


PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREWITH DULY AUTHORIZED.




                                                     BALCHEM CORPORATION
                                                          (REGISTRANT)


DATED:   NOVEMBER 11, 1996                      BY: /s/Dino A. Rossi
                                                    ----------------
                                                       DINO A. ROSSI
                                                       VICE-PRESIDENT/
                                                       CHIEF FINANCIAL OFFICER