Form 10KSB
period 1996-12-31
BALCHEM CORP
filed 1997-03-27
CIK 9326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-KSB

                         ------------------------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
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

                                      None
                                (Title of Class)

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


   State Registrant's revenues for its most recent fiscal year. $26,370,995.

         State the aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         $24,710,865 is the aggregate market value of the voting stock held by non-affiliates of Registrant as of March 1, 1997.

         State the number of shares outstanding of each of Registrant's classes of common equity as of the latest practicable date.

         3,153,030 shares of common stock, par value $.06-2/3 per share ("Common stock"), were outstanding as of March 1, 1997.

         The proxy statement for the Annual Meeting to be held June 27, 1997, is incorporated by reference in Part III.

         Check whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes   [  X  ]         No   [    ]

                                     PART I


Item 1.           Business

                  (a) Registrant, incorporated in the State of Maryland in 1967, is principally engaged in the packaged specialty performance ingredients business. As of December 31, 1996, Registrant has one inactive subsidiary, formed in July 1991, Balchem, Ltd., a New Brunswick (Canada) corporation which was organized in order for Registrant to comply with Canadian regulations so that it would continue selling Registrant's medical device sterilant in Canada.


                  (b) (i) Registrant has one major business segment-packaged specialty performance ingredients. Please refer to the financial statements attached hereto. As of December 31, 1996, Registrant's specialty performance ingredients were being used in the following industries: food, agricultural and aquacultural feeds, sterilization, fumigation, and synthesis, among many others. Prior to December 31, 1995, registrant also utilized its existing capabilities to provide custom synthesis on a toll basis of certain organic chemicals.

                  Export sales for the last three fiscal years aggregated approximately $8,448,290 and were made to the European Common Market, Canada, Central and South America, Mexico and Southeast Asia. Export sales were approximately $2,989,726 for the fiscal year ended December 31, 1996, approximately $3,092,579 for the fiscal year ended December 31, 1995, and approximately $2,365,985 for fiscal year ended December 31, 1994.

                  (b) (ii) Registrant sells packaged specialty performance ingredients through its own sales force and through independent distributors and contractors.

                  In 1994 Registrant obtained from AlliedSignal its sales contracts and the right to use its customer list in respect of AlliedSignal's 100% ethylene oxide packaged medical device sterilant product. Compensation involves a complex formula based upon revenue. Payment to AlliedSignal in 1995 and 1996 included $1,427,126 which was capitalized plus a $400,000 consulting fee. Payments of similar magnitude are projected for 1997. In accordance with I.R.S. regulation, the capital payments are all amortized on a schedule to be completed by July 2004. Payments will continue until the agreed upon discounted price is met, but in no event will go beyond June 2004.

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

                  (b) (v) Due to consolidation of customer businesses, Registrant has one customer that accounted for approximately 11% of Registrant's revenues in 1996. The aggregate revenues from its two largest customers was less than 18%. The loss of any such customer would not have a material effect on Registrant's operating results. Registrant is the sole source of supply for certain products used by its customers.

                  (b) (vi) Registrant currently holds six patents relating to its business. Registrant believes that these and any other patents obtained are advantageous to its business. However, Registrant believes that its sales and position are dependent primarily upon the quality of its products, its sales efforts and market conditions, rather than on any patent protection. Registrant obtained a license in mid-1986 under United States Patent 4,511,584 from the SCM Corporation to manufacture and market a specialty chemical food ingredient. That license permitted Registrant to utilize its technology in certain applications that have supplementary business potential.

                  (b) (vii) On February 27, 1988, California's Proposition 65 (Safe Drinking Water and Toxic Enforcement Act of 1986) went into effect. A sterilant/fumigant, ethylene oxide, distributed by Registrant is listed by the State of California as a carcinogen and reproductive toxin. As a result, Registrant is required to and does provide a clear and reasonable warning to any person in California who may be exposed to this product; failure to do so would result in liability of up to $2,500 per day per person exposed.

                  (b) (viii) Since the passage of the California Birth Defect Law of 1984, Registrant has requested an exemption for its sterilant and fumigant gas as it is used in confined chambers to sterilize and fumigate and is highly regulated as to its usage by the Environmental Protection Agency (EPA) and Occupational Safety and Health Administration ("OSHA"), as compared to agricultural pesticides which are used in open fields. Such gas is broadly categorized as a pesticide because it kills bacteria and insects. In addition, the State of California has set forth certain tests for each pesticide and if the manufacturer is not willing to run such tests, the State will do so and then assess the cost to the manufacturer. Registrant has once again requested an exemption on the basis of the confined usage, as well as Registrant's belief that sufficient tests have been run on the sterilant gas, and that such tests comply with State guidelines. The State has turned down Registrant's request on the basis that Registrant's former competitor in this field has agreed to conduct such tests. Since such tests will now be required by the EPA as a result of a congressional edict to register all pesticides under the Federal
Insecticide, Fungicide and Rodenticide Act, Registrant has joined with its former competitor in agreeing to run such tests at a shared cost. Such costs will be passed along to users of the sterilant who are relying upon Registrant as their primary Registrant (there are five such users involved). In addition, the EPA will require broader testing for re-registration, and Registrant and its former competitor will conduct such tests and share costs; it is estimated that the cost to each will be $100,000 per year, over a three year period. Registrant intends similarly to pass along most of such testing costs. Also see (b)(vii) above and (b)(x) below.

                  (b) (ix) During the years ended December 31, 1996 and December 31, 1995, Registrant spent approximately $831,523 and $744,718, respectively, on company-sponsored research and development of new and existing products. During the year ended December 31, 1996 an average of 10 employees devoted their full time to research and development activities.

                  (b) (x) Registrant holds an EPA Registration number, which permits it to sell its medical device sterilant and spice fumigant. As a result of a congressional enactment during 1990 of a requirement to re-register all pesticides, the Registrant and its former competitor have been conducting animal testing under the direction of the EPA. Such testing has cost the Registrant approximately $100,000 a year, for the past four years, and will continue on that order of magnitude for at least the next three years. The cost of re-registration is intended to be recouped in the selling price of the sterilant.

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

                  Other than as set forth in the foregoing paragraphs, to the best of Registrant's knowledge, it is in compliance with all federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Such compliance has not had a material effect upon the capital expenditures, earnings and competitive position of Registrant. Compliance with the environmental provisions cost approximately $25,270 in 1996, and $196,939 in 1995.

                  (b)   (xi)  As  of   March  1,   1997,   Registrant   employed
approximately 116 persons.


Item 2.           Properties

                  The executive offices, and certain manufacturing facilities of Registrant, are presently housed in three buildings located, together with an 14,900 square foot steel warehouse, on a four acre parcel of land in Slate Hill, New York. Registrant purchased a 1,500 square foot building on a contiguous parcel (1 acre) to its facility to house one of its marketing groups. Registrant also owns a nearby vacant 8-1/2 acre parcel, which it uses under permit for industrial waste disposal, and an additional two acres of land giving it direct access to the disposal field.

                  The buildings at Slate Hill, New York, used by Registrant have an aggregate area of approximately 58,000 square feet. The largest building, covering approximately 33,000 usable square feet, contains a steam generating plant.

                  Registrant owns a facility located on an approximately 81 acre parcel of land in Green Pond, South Carolina. The facility consists of an office building, a maintenance building, a utilities building, two manufacturing buildings, chemical drumming facilities and warehouse. The equipment located at such manufacturing facility consists of high pressure steam boilers and several reaction vessels. Registrant uses the facility as a terminus and warehouse, as a drum filling station for three of its specialty ingredients, and until December 29, 1995 manufactured specialty chemicals on a toll basis for other manufacturers. The Registrant is attempting to sell off the portion of the plant and facility that was associated with this last activity. The Registrant constructed its second state-of-the-art drumming facility at Green Pond during 1994, and it became operative in January 1995, as a result of the purchase from AlliedSignal of its EO-drums, inventory in drums and use of its customer list. A railroad spur from the mainline was part of the construction to permit the acceptance of tankcars of raw materials at the new Green Pond drumming station. The Registrant will continue to own and operate this facility, occupying approximately 25 acres of the total parcel noted above.

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

                  Work began on the new remedial plan in the spring of 1994 and was completed on schedule. A draft of the feasibility study was submitted to NYDEC on October 31, 1994. The final study report was completed in April 1995 and was reviewed by the State. On October 2, 1995, a public meeting was held by the NYDEC officials to discuss the status of the site and the final feasibility study report. Based on the State requirements and comments made by the public at this meeting, Registrant had to clean the area by the railroad and remove additional soil from the drum burial site. The cost for this clean-up and the related reports is estimated to be approximately $150,000. Clean-up was completed in 1996, but NYDEC has requested that the site be monitored for three years. It is estimated that the total cost of monitoring will be $50,000.

                  Several years ago, at the Green Pond, South Carolina facility, Registrant closed four above-ground process tanks that were no longer needed. These tanks were believed to be empty. During November 1994, these tanks were opened and inspected to determine if they could be sold or used by Registrant for new product lines. Residues were discovered in each of the tanks.

                  Registrant arranged for sampling and analysis of the residues. While residues from two of the tanks were found to be non-hazardous, residues from the other two tanks were found to contain lead and, therefore, are considered hazardous waste. Registrant promptly notified SCDHEC and was advised to arrange for cleaning of the tanks and proper disposal of the hazardous waste. Preliminary estimates of the costs involved in clean-up and waste disposal range from $50,000 to $60,000, which monies had been accrued. Registrant contracted with an environmental disposal firm who removed the hazardous waste from the tanks and arranged for its disposal in accordance with environmental standards. Cost of the waste clean-up and disposal to date is $24,184. One more truckload of sludge remains to be disposed of. Otherwise the work is completed.


Item 4.           Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                                     PART II


Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

                  (a)      Market Information.

                  Commencing March 3, 1995, the common stock was listed on the American Stock Exchange. The high and low sales for the common stock as recorded in the American Stock Exchange Market Statistical Reports for 1996, for each quarterly period during the past two years were as follows (adjusted for 3 for 2 stock split in September 1994):


Quarterly Period                              High Sales         Low Sales
Ending March 31, 1995                           6.13                5.25
Ending June 30, 1995                            8.25                5.50
Ending September 30, 1995                      11.00                7.75
Ending December 31, 1995                       10.63                8.56


Quarterly Period                              High Sales         Low Sales
Ending March 31, 1996                           9.25                8.38
Ending June 30, 1996                           10.88                8.13
Ending September 30, 1996                       9.38                8.00
Ending December 31, 1996                        8.88                7.75


                  It should be noted that such market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions and have been adjusted for stock dividends or splits.

                  (b)      Holders.

                  As of March 1, 1997, the approximate number of holders of record of the equity securities of Registrant (excluding nontransferable options) was as follows:

         Title of Class                              Number of Record Holders
         --------------                              ------------------------
Common Stock, $.06--2/3 par value                              348*


*An unknown number of shareholders have stock in street names. The total number of shareholders is estimated to be 1,031.

                  (c) Dividends.

                  Registrant declared a dividend of $0.045 per share on the common stock during its fiscal year ended December 31, 1996. Registrant declared a dividend of $0.035 per share on the common stock during its fiscal year ended December 31, 1995.


Item 6.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operation


                  1996 Compared to 1995


                  Total revenues for 1996 were $26,370,995 compared to $24,732,652 in 1995, an increase of 6.6% or $1,638,343. Excluding the $1,244,000 in 1995 revenues associated with the custom manufacturing portion, which was discontinued at the end of 1995, the increase in revenue is 12.3%. The increased revenues in 1996 are attributed to increased volumes from existing customer base for specialty ingredients and additional revenues generated by the food encapsulation business in domestic and international markets.

                  Pre-tax earnings for 1996 were $2,917,138 as compared to $2,427,885 for 1995, an increase of 20.2%, or $489,253, a direct correlation to the business conditions as described above.

                  Net earnings after (current and deferred) taxes were $1,926,803 during 1996 compared to $1,585,304 during 1995, an increase of 21.5%, or $341,499. The increase in net earnings relates to increased revenues in addition to interest expense savings due to reduced debt and renegotiated loan terms during 1996.

                  Total corporate debt at December 31, 1996, net of deferred taxes, was $5,218,534 compared to $6,200,189 at December 31, 1995. The decrease in debt was a result of reducing the long-term and short-term debt by $1,347,242, offset by a long-term covenant not to compete of $200,000.

                  Capital  expenditures  for  1996  were  $975,242  compared  to
$1,115,197  for  1995,  a  decrease  of  $139,955.  The  expenditures  were  for
additional   production  equipment  and  for  extending  the  life  of  existing equipment.

                  Environmental clean-up expenses for 1996 were $25,270 compared to $196,939 during 1995 a decrease of $171,669. This reduction was due to the $164,000 accrual recorded in 1995 for the completion of the Slate Hill soil remediation project.

                  Significant fluctuations (i.e. +/- 10%) in other significant items in the statement of operations of Registrant were as follows:

                  (1) Shipping and Receiving salaries and related payroll taxes decreased 43%, or $43,834, as a result of the discontinuance of the custom manufacturing operation in Green Pond, South Carolina.

                  (2)  Quality  control   salaries  and  related  payroll  taxes
decreased 34%, or $80,363, as a result of the discontinuance of the custom manufacturing operation in Green Pond, South Carolina.

                  (3) Repairs and maintenance - buildings and grounds, increased 17%, or $15,350, as a result of needed maintenance to plant and office buildings and the general upkeep of grounds at both facilities.

                  (4) Repairs and maintenance - equipment,  increased  39.9%, or
$48,422,  as  a  result  of  maintenance   programs  and  the  increase  in  the
capitalization threshold for 1996 to $5,000 per item.

                  (5) Insurance expense increased 17.2%, or $115,901, as a result of adjusted medical insurance premiums. The Registrant has since restructured the medical insurance program to reduce these expenses.

                  (6) Real estate taxes increased 54.9%, or $36,018, as a result of adjustment to taxable rate at the South Carolina facility due to the new filling station operation constructed in 1994-1995.

                  (7) Depreciation-buildings and equipment increased 68.3%, or $473,095, as a result of depreciation expense for the new drumming station and equipment at the Green Pond facility and to accelerate the depreciation associated with the anticipated sale of the custom manufacturing operation in Green Pond, discussed in Note 14 of the attached financial statements.

                  (8) Outside selling services decreased 13.1%, or $2,191, as a result of a reduction in commissions payable to outside representatives for sale of products.

                  (9) Travel and promotion increased 30.4%, or $181,311, as a result of increased travel to international markets by additional personnel, travel by senior management to conduct an increased number of stock awareness seminars, and additional travel to accounts as a result of more accounts.

                  (10) Research salaries and related payroll taxes increased 19.0%, or $104,866, as a result of additional professional hiring.

                  (11) Outside research expenses decreased 18.4%, or $27,911, as a result of more inside lab tests being conducted in various fields of activity by new hires noted in (10).

                  (12) Research and development supplies increased 23.2%, or $9,850, in direct correlation with increased staff and requirements of same.

                  (13) Management and office salaries and related payroll taxes increased 10.2%, or $207,127, as a result of reclassification of certain personnel to management salaries, increased adjustments for senior management personnel, hiring of professional and support personnel and merit raises for office personnel.

                  (14) Retirement plans contributions increased 80.9%, or $163,484, as a result of a one time charge the Registrant took in 1996 to convert the accounting for the pension plan to the accrual basis, referenced in
Note 8 of the attached financial statements.

                  (15)  Supplemental   insurance  program  decreased  23.2%,  or
$7,375, as a result of a reduction in number of employees covered due to retirements and/or death.

                  (16)  Professional   fees  and  litigation   settlement  costs
decreased 16.4%, or $24,128, as the environmental clean-up matter at Slate Hill comes to completion as noted in Item 3 of this document.

                  (17) Office expenses increased 63.7%, or $171,782, as a result of the increased cost associated with computer equipment required to develop a LAN system and normal purchases required to equip new personnel. The increased capitalization level ($5,000) also contributed to this increased expense.

                  (18) Consulting services increased 60.4%, or $76,314, as a result of contractual agreements with consultants in various disciplines to analyze existing computer systems and assist in the development of a bar-coding/tracking system.

                  (19)  Employee   recruiting  and  moving  expenses   decreased
23.0%,or $63,360, as a result of reduced recruitment and reduced relocation expenses associated with hiring of local professionals.

                  (20) Miscellaneous expenses increased 55.7%, or $197,045, as a result of the Registrant's decision to adopt FAS No. 123 for options granted to non-employees ($105,000), as referenced in Note 7 of the attached financial statements, an increase in director fees and the overall rise in expenses due to higher number of employees.

                  (21)   Depreciation  and  amortization   increased  86.9%,  or
$106,304, as a result of the increased amortization associated with the AlliedSignal acquisition, as described in Note 11 of the attached financial statements.

                  1995 Compared to 1994

                  Total revenues for 1995 were $24,732,652 compared to $18,666,979 during 1994, an increase of 32.5% or $6,065,673. The increase in 1995 resulted from the purchase from AlliedSignal of certain assets and the use of AlliedSignal's customer list for a specialty chemical, in the sale of which Registrant was already involved, and from revenues resulting from the growth in core accounts and conversions of prospects. Certain prior year items recognized as revenue have been reclassed to cost of products sold to conform with 1996 presentation.

                  Pre-tax   earnings  for  1995  were  $2,427,885   compared  to
$1,275,692 for 1994, an increase of 90.3%, or $1,152,193. The increased earnings are attributed to business conditions as described above.

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

                  Capital expenditures for 1995 were $1,115,197 compared to $2,819,487, a decrease of $1,704,290. The decreased expenditures for 1995 reflect that the new drumming station in Green Pond had been basically completed in 1994.

                  Environmental clean-up expenses for 1995 were $196,939 compared to $258,581 during 1994 a decrease of $61,642. The decreased expenses represent declining remediation clean-up costs required by the State at the Slate Hill facility initiated in 1992. The Registrant accrued $164,000 of the $196,936 in 1996, which should be sufficient to complete the project.

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

                  (2) Quality control salaries and related payroll taxes increased >100%, or $135,334, as a result of replacement of consultant with corporate employee at the Green Pond facility and the addition of professional at the Slate Hill facility.

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

                  (10) Outside selling services increased >100%, or $16,634, as a result of commissions payable to outside representatives for sale of products.

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

                  (22) Consulting services increased >100%, or $93,416, as a result of contractual agreements with consultants in various disciplines to analyze systems and assist in other areas as required.

                  (23) Capital stock expenses increased 84.2%, or $40,263, as a result of the move to American Stock Exchange (one time fee) and initiation of stock awareness program with related expenses (mailings, printing of materials, etc.)

                  (24) Employee recruiting and moving expenses increased >100%, or $222,400, as a result of recruitment and relocation expenses associated with hiring of professionals.

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


Factors Causing Increased Revenues (1996):

                  Revenues increased 6.6% for the year 1996 which is attributed to increased business from Registrant's packaged specialty ingredient business and food encapsulation business in domestic and international markets. This revenue increase recognizes the loss of $1,244,000 in 1995 revenue associated with the custom manufacturing business, which was discontinued at the end of 1995. Excluding this business from 1995 shows a revenue increase of 12.3% in the core businesses.

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

                  (2) Capital Resources - Most of the committed capital resources are for expanded production capacity (warehousing and equipment), for the Slate Hill and Green Pond facilities. 100% of such commitment was paid out of operational cash flow in 1996.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Registrant has not changed accountants during Registrant's two most recent fiscal years.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons of Registrant; Compliance with Section 16(a) of the Exchange Act

(a)      Directors of the Company.

         The required information is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 27, 1997 ("Proxy Statement") under the caption "Directors and Executive Officers", which information is hereby incorporated herein by reference.

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

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management

         The  information  required  by this  Item  is set  forth  in the  Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers:,   which
information is hereby incorporated herein by reference.

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

                  (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.


                  In accordance with Section 13 or 15(d) of the Exchange Act, Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 BALCHEM CORPORATION



                                                 By:/s/ Raymond A. Reber
                                                 -----------------------
                                                 Raymond A. Reber, President,
                                                 Chief Executive Officer



                                                 Date: March   , 1997






                                                 By:/s/ Dino A. Rossi
                                                 --------------------
                                                 Dino A. Rossi, Vice President,
                                                 Chief Financial Officer



                                                 Date: March   , 1997

                  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


                                           By:/s/Raymond A. Reber
                                              -------------------
                                              Raymond A. Reber, President,
                                              Chief Executive Officer and
                                              Director
                                              Date:  March   , 1997


                                           By:/s/Donald E. Alguire
                                              --------------------
                                              Donald E. Alguire, Director
                                              Date: March   , 1997


                                           By:/s/John E. Beebe
                                              ----------------
                                              John E. Beebe, Director
                                              Date: March   , 1997


                                           By:/s/Francis X. McDermott
                                              -----------------------
                                              Francis X. McDermott, Director
                                              Date: March   , 1997


                                           By:/s/Kenneth P. Mitchell
                                              ----------------------
                                              Kenneth P. Mitchell, Director
                                              Date: March   , 1997

                                           By:/s/Paul F. Mosher
                                              -----------------
                                              Paul F. Mosher, Director
                                              Date: March   , 1997

                                           By:/s/Carl R. Pacifico
                                              -------------------
                                              Carl R. Pacifico, Director
                                              Date: March   , 1997

                                           By:/s/Israel Sheinberg
                                              -------------------
                                              Israel Sheinberg, Director
                                              Date: March   , 1997

                                           By:/s/Leonard J. Zweifler
                                              ----------------------
                                              Leonard J. Zweifler, Director
                                              Date: March   , 1997

                               BALCHEM CORPORATION

                              FINANCIAL STATEMENTS

                   Years Ended December 31, 1996, 1995 & 1994

                               BALCHEM CORPORATION

                                TABLE OF CONTENTS






                        Report of Independent Accountants

                        Balance Sheets

                        Statements of Operations

                        Statements of Changes in Stockholders' Equity

                        Statements of Cash Flows

                        Notes to Financial Statements

                        Schedules Referred to in Statement of Operations

--------------------------------------------------------------------------------
[GRAPHIC -- COMPANY LOGO]

Judelson, Giordano and Siegel, P.C.
Certified Public Accountants
633 Route 211 East, P.O. Box 819
Middletown, New York 10940

Tel: 914-692-9500
Fax: 914-692-7522

                        Report of Independent Accountants


To the Stockholders and Board of Directors
Balchem Corporation



         We have audited the accompanying balance sheets of Balchem Corporation as of December 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


         In our opinion, the financial statements referred to above present fairly the financial position of Balchem Corporation at December 31, 1996 and 1995, and the results of its operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules on pages 18 and 19 are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                        /s/Judelson, Giordano & Siegel, P.C.
                                        ------------------------------------
                                        Judelson, Giordano & Siegel, P.C.

February 7, 1997

                                  BALCHEM CORPORATION

                                     BALANCE SHEETS
                                      DECEMBER 31,


              ASSETS
                                                   1996           1995
                                                ---------      ---------
CURRENT ASSETS:
     Cash ................................         88,706        150,679
     Accounts Receivable  (Note  2).......      2,969,869      3,145,492
     Inventories  (Notes  1 & 3) .........      1,862,100      1,872,838
     Prepaid Expenses ....................        518,716        545,592
     Deferred Income Taxes  (Note 6)              152,075        127,838
                                               ----------     ----------
          Total Current Assets ...........      5,591,466      5,842,439

     PROPERTY, PLANT & EQUIPMENT:(Note 1).
     Land ................................         89,709         84,710
     Buildings ...........................      4,399,122      4,160,793
     Equipment ...........................     10,240,077      9,697,876
                                               ----------     ----------
     Total Property, Plant & Equipment....     14,728,908     13,943,379
Less: Accumulated Depreciation ...........      7,199,800      6,128,586
                                               ----------     ----------
     Net Property, Plant & Equipment            7,529,108      7,814,793

OTHER ASSETS:  (Note 4)
Intangible Assets ........................      1,956,095        623,507
Other ....................................         63,534         50,810
                                               ----------     ----------
     Total Other Assets ..................      2,019,629        674,317

TOTAL ASSETS .............................     15,140,203     14,331,549
                                               ==========     ==========


                 See accompanying notes to financial statements.

                               BALCHEM CORPORATION

                                 BALANCE SHEETS
                                  DECEMBER 31,

                                                                    1996           1995
                                                                 ----------     ----------

        LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES :
     Accounts Payable and Accrued Expenses  (Note 11).......      2,538,842      2,495,117
     Dividends Payable .....................................        141,887        109,976
     Income Taxes Payable ..................................        110,044          7,673
     Short-Term Borrowings  (Note 5)........................              0        353,768
     Current Portion of Long-Term Debt  (Note 5)............        712,737        467,474
     Current Portion of Other Long-Term Obligation  (Note 4)         34,050              0
                                                                 ----------     ----------
          Total Current Liabilities ........................      3,537,560      3,434,008

LONG-TERM LIABILITIES:
     Long-Term Debt  (Note 5) ..............................      1,421,782      2,660,519
     Deferred Income Taxes  (Note 6) .......................        534,721        683,467
     Deferred Compensation  (Note 8) .......................         93,242        105,662
     Other Long-Term Obligation (Note 4) ...................        165,950              0
                                                                 ----------     ----------
          Long-Term Liabilities, Net of Current Portion ....      2,215,695      3,449,648

TOTAL LIABILITIES ..........................................      5,753,255      6,883,656

COMMITMENTS & CONTINGENCIES (Notes  10 & 11)

 STOCKHOLDERS'  EQUITY: (Notes  7 & 12)
     Preferred Stock, $25 Par Value, authorized 2,000,000
          shares, -0-  shares issued & outstanding .........              0              0
     Common Stock, $.06  2/3 Par Value, authorized
          10,000,000 shares,  3,153,030 shares issued and
              outstanding in 1996, 3,142,176 shares in 1995.        210,202        209,478
     Capital Contributed in Excess of Par Value ............      1,915,712      1,762,296
     Retained Earnings .....................................      7,261,034      5,476,119
                                                                 ----------     ----------
          Total Stockholders' Equity .......................      9,386,948      7,447,893


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ...................     15,140,203     14,331,549
                                                                 ==========     ==========



                 See accompanying notes to financial statements.

                                   BALCHEM CORPORATION

                                 STATEMENTS OF OPERATIONS
                               FOR YEARS ENDED DECEMBER 31,


                                               1996             1995             1994
                                           -----------      -----------      -----------
NET SALES ............................      26,370,995       24,732,652       18,666,979

Cost of Products Sold (Sch. 1)........      15,071,041       14,993,085       11,967,995
                                           -----------      -----------      -----------
GROSS MARGIN .........................      11,299,954        9,739,567        6,698,984

OPERATING  EXPENSES:
     Selling Expenses (Sch. 3)........       2,355,214        2,092,738        1,694,731
     Research & Development
         Expenses (Sch. 4)............         831,523          744,718          603,709
     General & Administrative
         Expenses (Sch. 5)............       4,993,423        4,143,538        2,873,657
                                           -----------      -----------      -----------
           Total Operating Expenses ..       8,180,160        6,980,994        5,172,097

INCOME FROM OPERATIONS ...............       3,119,794        2,758,573        1,526,887

OTHER  EXPENSES  (INCOME):
     Miscellaneous Income ............         (51,794)          (9,809)          (6,629)
     Interest Expense ................         254,450          340,497          257,824
                                           -----------      -----------      -----------
           Total Other Expenses - Net          202,656          330,688          251,195

EARNINGS BEFORE INCOME TAXES .........       2,917,138        2,427,885        1,275,692

     Income Taxes  (Notes 1 & 6) .....         990,335          842,581          430,190
                                           -----------      -----------      -----------
NET EARNINGS .........................       1,926,803        1,585,304          845,502
                                             =========        =========          =======

NET EARNINGS PER COMMON
      SHARE (Notes 1 & 12) ...........           $0.61            $0.50            $0.27
                                                 =====            =====            =====


                     See accompanying notes to financial statements.

                                         BALCHEM CORPORATION

                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR YEARS ENDED DECEMBER 31, 1996, 1995 & 1994

                                                                            Capital
                                                                          Contributed
                                               Common Stock               In Excess of   Retained
                                                Shares          Amount     Par Value     Earnings
                                               ---------       -------     ---------     ---------

BALANCE-January 1, 1994 ..................     2,058,567       137,238     1,730,369     3,241,091

     Net Earnings - 1994 .................                                                 845,502
     Dividends ($.0275 per share,
         after 3-for-2 split) ............                                                 (85,802)
     Stock Options Exercised .............        31,429         2,095        49,736
     Three-For-Two Stock
         Split ...........................     1,030,063        68,671       (69,253)
                                               ---------       -------     ---------     ---------
BALANCE-December 31, 1994 ................     3,120,059       208,004     1,710,852     4,000,791

     Net Earnings - 1995 .................                                               1,585,304
     Dividends ($.035 per share) .........                                                (109,976)
     Stock Options Exercised .............        22,117         1,474        51,444
                                               ---------       -------     ---------     ---------

BALANCE-December 31, 1995 ................     3,142,176       209,478     1,762,296     5,476,119

     Net Earnings - 1996 .................                                               1,926,803
     Dividends ($.045 per share) .........                                                (141,888)
     Non-Employee Stock Options  (Note 13)                                   105,885
     Stock Options Exercised .............        10,854           724        47,531
                                               ---------       -------     ---------     ---------

BALANCE-December 31, 1996 ................     3,153,030       210,202     1,915,712     7,261,034
                                               =========       =======     =========     =========

                           See accompanying notes to financial statements.

                                                         BALCHEM CORPORATION

                                                      STATEMENTS OF CASH FLOWS
                                                    FOR YEARS ENDED DECEMBER 31,

                                                                                         1996            1995            1994
                                                                                      ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Earnings ................................................................      1,926,803       1,585,304         845,502
    Adjustments to Reconcile Net Earnings
       to Net Cash Provided by Operating
           Activities:
               Depreciation & Amortization ......................................      1,414,147         834,748         700,558
               Non-Employee Stock Option Compensation ...........................        105,885               0               0
               Provision for Deferred Income Taxes ..............................       (172,983)         55,914          94,954
               Gain on Sale of Equipment ........................................         (8,932)         (3,845)         (5,000)
           Changes in Assets  & Liabilities:
               Accounts Receivable ..............................................        175,623        (557,215)       (380,778)
               Inventories                                                                10,738        (570,964)       (301,667)
               Prepaid Expenses .................................................         26,876        (105,666)       (163,506)
               Accounts Payable .................................................         12,208         421,889       1,072,720
               Income Taxes Payable .............................................        102,371         (82,547)         (8,917)
               Deferred Compensation Payable ....................................         19,097          21,858           7,017
                                                                                      ----------      ----------      ----------
                  Total Adjustments .............................................      1,685,030          14,172       1,015,381

                  Net Cash Provided by Operating Activities .....................      3,611,833       1,599,476       1,860,883

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Property,
       Plant & Equipment ........................................................         10,450          11,550           5,000
    Capital Expenditures ........................................................       (975,242)     (1,115,197)     (2,819,487)
    Investment in Other Assets ..................................................     (1,300,051)       (319,821)       (142,168)
                                                                                      ----------      ----------      ----------

                  Net Cash Used in Investing Activities .........................     (2,264,843)     (1,423,468)     (2,956,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Financing Costs .............................................................              0               0         (12,500)
    Decrease in Short-Term Borrowings ...........................................       (353,768)       (387,887)       (118,345)
    Proceeds from Long-Term Borrowings ..........................................              0         812,500       1,700,000
    Principal Payments on Long-Term Debt ........................................       (993,474)       (457,503)       (536,027)
    Stock Options & Warrants Exercised ..........................................         48,255          52,918          51,831
    Dividends Paid ..............................................................       (109,976)        (85,802)        (68,929)
    Cash in Lieu of Fractional Shares - Stock Split .............................              0               0            (582)
                                                                                      ----------      ----------      ----------

                  Net Cash Provided by (Used in) Financing Activities............     (1,408,963)        (65,774)      1,015,448

NET INCREASE (DECREASE) IN CASH .................................................        (61,973)        110,234         (80,324)

CASH - BEGINNING ................................................................        150,679          40,445         120,769
                                                                                      ----------      ----------      ----------
CASH - ENDING ...................................................................         88,706         150,679          40,445
                                                                                      ==========      ==========      ==========
                           See accompanying notes to financial statements.

                               BALCHEM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996, 1995 & 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Revenue Recognition

                 The Company generally recognizes sales in accordance with the shipping terms of the transaction.

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

                 Estimated useful lives for fixed assets are as follows:

                 Buildings                      15-25 Years
                 Equipment                       3-12 Years

                 Assets under capitalized leases were $61,106 at December 31, 1996 and 1995, with accumulated amortization of $30,590 and $18,354, respectively. Amortization of assets under capitalized leases is shown as part of depreciation expense.

          Intangible Assets

                 Intangible assets are stated at cost and are amortized on a straight-line basis over the following estimated useful lives:

                 Patent License (remaining               16  years
                 term)
                 Deferred Financing Costs                5-7 years
                 Goodwill                                40  years
                 Customer Lists (Note 11)                10  years
                 Patent                                  17  years
                 Re-Registration Costs                   10  years

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

          Earnings Per Common Share

                 Earnings per common share are based on the weighted average number of common shares outstanding during the period and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds. There is no material dilutive effect on earnings per common share due to stock options and warrants.

          Use of Estimates

                 The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

          Fair Value of Financial Instruments

                 The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1996 and 1995, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

          Adoption of Recently Issued Accounting Pronouncements

                 The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for 1996. See Note 14 for its impact on the financial statements.

                 The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", effective for 1996. In regard to employee stock options, the Company has chosen to disclose the impact of stock-based compensation in its footnotes and will not include such impact on its recorded earnings. See Note 7 for the impact of adoption of SFAS 123.

          Reclassifications

                 Certain prior year amounts from selling expenses have been reclassified to cost of products sold in order to conform to the 1996 presentation.


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

NOTE 3 - INVENTORIES

                 Inventories at December 31, 1996 and 1995 are as follows:


                                    1996                         1995
                                -----------                 ------------
         Raw Materials              670,020                      681,656
         Finished Goods           1,192,080                    1,191,182
                                -----------                 ------------
                                  1,862,100                    1,872,838
                                ===========                 ============

NOTE 4 - OTHER ASSETS

                 Included in Other Assets at December 31, 1996 and 1995 are the following :

                 A) Intangible Assets:

                                                         1996              1995
                                                     ---------         ---------

Patent License .............................            30,000            30,000
Deferred Financing Costs ...................            22,500            32,500
Goodwill ...................................            12,000            12,000
Customer Lists .............................         1,562,091           438,386
Patent .....................................            61,748            61,748
Covenant Not to Compete ....................           200,000                 0
Re-Registration Costs ......................           329,279           165,658
                                                     ---------         ---------
      Total ................................         2,217,618           740,292
Less: Accumulated Amortization .............           261,523           116,785
                                                     ---------         ---------
      Net Balance ..........................         1,956,095           623,507
                                                     =========         =========

                 Amortization expense of these intangibles for 1996, 1995 and 1994 was $154,738, $57,641 and $31,721, respectively.

                 B) Other Assets:

                 Other assets consist primarily of the funded portion of the non-qualified supplemental retirement agreement referred to in Note 8.

                 C) Covenant Not to Compete:

                 The Company, at December 31, 1996, entered into a covenant not to compete with a retiring officer of the Company. The terms of the covenant are monthly payments of $4,166 for a period of 60 months beginning January 1997. The amount recorded for the covenant of $200,000 is the present value of the monthly payments at a 9.5% discount factor. The five year maturity of the related obligation is $34,050, $35,776, $39,326, $43,229, and $47,619 in 1997, 1998,
1999, 2000 and 2001, respectively.

NOTE 5 - LONG-TERM DEBT & CREDIT AGREEMENTS

                                             1996                   1995
                                             ----                   ----
Bank term loan payable at an annual
rate  of   $700,000   in  1997  and
$600,000 per year  thereafter  plus
interest  at  the  effective  fixed
LIBOR  Rate,  maturity  at April 1,
2000.  The loan is  secured  by the
accounts   receivable,   inventory,
equipment and all personal property
of the Company.  Certain provisions
of the agreement  limit the payment
of dividends,  require  maintenance
of certain financial ratios,  limit
future    borrowings   and   impose
certain    other    conditions   as
contained in the agreement.
                                           2,100,000              3,082,000


Capitalized    lease   payable   in
monthly   installments   of  $1,313
including  interest  at 10.5%.  The
lease  terminates  in June 1999 and
is  secured  by  the  equipment  to
which it pertains.

                                              34,519                 45,993
                                           ---------              ---------

               Total                       2,134,519              3,127,993
                                           =========              =========

As of December 31, 1996, long-term debt matures as follows:

                    1997                             712,737
                    1998                             614,140
                    1999                             607,642
                    2000                             200,000
                                                 -----------
                                                   2,134,519
                                                 ===========

                  The Company has a $2,000,000 short-term bank line of credit at prime, of which there was no outstanding balance on December 31, 1996 and 1995. The line of credit expires on June 30, 1997 and is secured by a blanket lien on the Company's assets. Additionally, at December 31, 1995, the Company financed certain of its insurance premiums on a short-term basis at 6.92% interest. The outstanding balances at December 31, 1996 and 1995 were $-0- and $353,768, respectively.

NOTE 6 - INCOME TAXES

                  The Company provides for income taxes based on earnings reported for financial statement |purposes. The components of the provision for income taxes for 1996, 1995, and 1994 are as follows:

                                                                          Per
                                      Per Tax                          Financial
                                      Returns        Deferred          Statements
                                   ----------       ----------       ----------
1996
Federal .....................       1,098,705         (186,459)         912,246
Research Tax Credit .........         (22,511)               0          (22,511)
                                   ----------       ----------       ----------
                                    1,076,194         (186,459)         889,735

State .......................         122,427           13,476          135,903
Investment Tax Credit .......         (35,303)               0          (35,303)
                                   ----------       ----------       ----------
                                       87,124           13,476          100,600

Total Income Taxes ..........       1,163,318         (172,983)         990,335
                                   ==========       ==========       ==========


                                                                          Per
                                      Per Tax                          Financial
                                      Returns        Deferred          Statements
                                   ----------       ----------       ----------
1995
Federal .....................         760,381           41,608          801,989
Research Tax Credit .........         (17,240)               0          (17,240)
                                     --------         --------         --------
                                      743,141           41,608          784,749

State .......................          83,949           38,639          122,588
Investment Tax Credit .......         (40,423)         (24,333)         (64,756)
                                     --------         --------         --------
                                       43,526           14,306           57,832

Total Income Taxes ..........         786,667           55,914          842,581
                                     ========         ========         ========

                                                                          Per
                                      Per Tax                          Financial
                                      Returns        Deferred          Statements
                                   ----------       ----------       ----------
1994
Federal .....................         331,633          101,436          433,069
Research Tax Credit .........         (34,572)               0          (34,572)
                                     --------         --------         --------
                                      297,061          101,436          398,497

State .......................          49,600           (6,482)          43,118
Investment Tax Credit .......         (11,425)               0          (11,425)
                                     --------         --------         --------
                                       38,175           (6,482)          31,693

Total Income Taxes ..........         335,236           94,954          430,190
                                     ========         ========         ========

                  The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities at December 31, 1996, 1995 and 1994 were as follows:

                                         1996            1995            1994
                                         ----            ----            ----

Depreciation ...................        646,134         720,062         601,810
Amortization ...................        (21,192)         (4,008)           (527)
Inventory Valuation ............       (118,209)       (121,416)        (71,153)
Deferred Compensation ..........        (57,606)        (39,009)        (30,415)
Self-Insurance .................         (8,204)              0               0
Post Retirement Benefits .......        (19,535)              0               0
Non-Employee Stock Options .....        (38,742)              0               0
                                       --------        --------        --------
Net Deferred Income Taxes ......        382,646         555,629         499,715
                                       ========        ========        ========


                  Deferred  income  tax  provisions   resulting  from  temporary
differences between accounting for financial statement purposes and accounting for tax purposes were as follows:

                                          1996           1995            1994
                                       --------        --------        --------
Depreciation ...................        (73,928)        118,252          94,720
Amortization ...................        (17,184)         (3,481)           (527)
Inventory Valuation ............          3,207         (50,263)        (29,314)
Deferred Compensation ..........        (18,597)         (8,594)         (2,169)
Alternative Minimum Tax
      Credit ...................              0               0          32,244
Self-Insurance .................         (8,204)              0               0
Post Retirement Benefits .......        (19,535)              0               0
Non-Employee Stock Options .....        (38,742)              0               0
                                       --------        --------        --------
Tax Effects of Temporary
      Differences ..............       (172,983)         55,914          94,954
                                       ========        ========        ========

                  A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income is as follows:


                                              1996          1995          1994
                                              ----          ----          ----

Statutory Rate .......................        34.0%         34.0%         34.0%
State Income Taxes, net of
      Federal Benefit ................         2.3           1.6           1.7
Research Tax Credit ..................        (0.8)         (0.7)         (2.7)
Foreign Sales Corporation
      Tax Benefit ....................        (0.8)         (0.8)         (1.3)
Life Insurance, net ..................         0.2           0.3           1.0
Meals & Entertainment
      Disallowance ...................         0.5           0.4           1.0
Directors' Stock Options .............        (1.5)          0.0           0.0
Other ................................         0.0          (0.1)          0.0
                                              ----          ----          ----

Effective Tax Rate ...................        33.9%         34.7%         33.7%
                                              ====          ====          ====

NOTE 7 - STOCK OPTIONS AND WARRANTS

                  In 1994 the Company updated its incentive stock option plans which provide for the granting of incentive stock options, as defined under current tax laws, to officers and key employees. The stock options are exercisable at a price equal to the market value on the date of grant. Participants are eligible to exercise 20% after 1 year, 60% after 2 years and 100% after 3 years subsequent to the date of grant. For the purpose of the plans, 187,500 shares of common stock were reserved for future grant. During 1996, the Company extended the expiration period from five years to ten years subsequent to the date of grant.

                  A summary of incentive stock option plan transactions for 1996, 1995 and 1994 under this plan is as follows:



                                                          # of           Weighted Average
1996                                                     Shares           Price Per Share
----                                                     ------           ---------------

Outstanding at Beginning of Year ..............          99,795                5.73
Granted .......................................          24,000                8.53
Exercised .....................................         (10,854)               4.45
Terminated or Expired .........................         (14,454)               5.55
Outstanding at End of Year ....................          98,487                5.26
Exercisable at End of Year ....................          46,437                5.02

                                                          # of           Weighted Average
1995                                                     Shares           Price Per Share
----                                                     ------           ---------------
Outstanding at Beginning of Year ..............          99,126                4.66
Granted .......................................          22,125                9.38
Exercised .....................................         (17,345)               2.47
Terminated or Expired .........................          (4,111)               4.68
Outstanding at End of Year ....................          99,795                5.73
Exercisable at End of Year ....................          43,435                4.41

                                                          # of           Weighted Average
1994                                                     Shares           Price Per Share
----                                                     ------           ---------------
Outstanding at Beginning of Year ..............          81,444                3.25
Granted .......................................          42,304                5.30
Exercised .....................................         (21,158)               3.10
Terminated or Expired .........................          (3,464)               4.29
Outstanding at End of Year ....................          99,126                4.66
Exercisable at End of Year ....................          42,208                2.76

                  At December 31, 1996, the Company applies APB Opinion 25 and related interpetations in accounting for its employee stock option plan. Accordingly, no compensation cost has been recognized for its employee stock option plan. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the date of grant under this plan consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would not have been materially affected.

                  The value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted average assumptions : dividend yield of .37% (.0037), expected volatility of 14 percent, risk free interest rate of 6 percent, and expected plan life of 10 years.

                  During the initial phase-in period, the effects of applying FASB Statement No. 123 are not likely to be representative of the effects on pro forma disclosures of net income and earnings per share, for example, because options vest over several years and additional awards are generally made each year.

                  In 1994, the Company updated its non-statutory stock option plan for its directors. The Company has reserved 52,500 shares of common stock for issuance under this plan. During 1996, the Company extended the expiration period from five years to ten years after the date of grant. Additionally, the Company has entered into an agreement with a consultant to receive stock options in lieu of payment for services rendered to the Company. A total of 22,500 shares of stock have been reserved under this plan. A summary of these stock options for 1996, 1995 and 1994 is as follows:

                                                          # of           Weighted Average
1996                                                     Shares           Price Per Share
----                                                     ------           ---------------
Outstanding at Beginning of Year ..............          58,107                4.85
Granted .......................................          10,472                8.50
Terminated or Exercised .......................               0                0.00
Outstanding at End of Year ....................          68,579                5.85
Exercisable at End of Year ....................          66,079                5.84

                                                          # of           Weighted Average
1995                                                     Shares           Price Per Share
----                                                     ------           ---------------
Outstanding at Beginning of Year ..............          47,457                4.34
Granted .......................................          15,422                7.54
Terminated or Exercised .......................          (4,772)               2.13
Outstanding at End of Year ....................          58,107                5.37
Exercisable at End of Year ....................          53,107                5.31

                                                          # of           Weighted Average
1994                                                     Shares           Price Per Share
----                                                     ------           ---------------
Outstanding at Beginning of Year ..............          46,321                3.19
Granted .......................................          12,253                6.00
Terminated or Exercised .......................         (11,117)               1.50
Outstanding at End of Year ....................          47,457                4.34
Exercisable at End of Year ....................          47,457                4.34

                  The adoption of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" has resulted in a charge to 1996 income and corresponding increase to paid-in capital of approximately $105,000 for options granted in 1996 to non-employees in exchange for their services.

NOTE 8 - EMPLOYEE BENEFIT PLANS

                  The Company has a defined contribution pension plan which covers substantially all employees. Pension plan contributions for 1996, 1995 and 1994 were $282,657, $137,556 and $111,741, respectively. In 1996, the
Company took a one-time charge to earnings of $164,764 in order to convert the accounting for the pension plan to the accrual basis.

                  The Company also has a 401(k) savings plan which covers substantially all employees. 401(k) savings plan contributions for 1996, 1995 and 1994 were $82,899, $64,515 and $49,265, respectively.

                  The Company has a non-qualified supplemental insurance program for key employees. The Company has purchased life insurance on the lives of the participants and is the sole owner and beneficiary of the policies. The plan provides for deferred compensation payments to key employees over 10 years for the cash value of the policy at the time of retirement or payments over 10 years of the face value of the policy in case of death. Premiums of $24,456, $31,831 and $38,368 were paid in 1996, 1995 and 1994, respectively. Cash values were $196,982, $205,362 and $199,234 at December 31, 1996, 1995 and 1994,
respectively. Amounts due participants at December 31, 1996, 1995 and 1994 under this plan are $68,441, $59,695 and $45,842, respectively.

                  The Company has a non-qualified supplemental retirement agreement ("Top Hat" plan) which permits the President of the Company to defer a portion of his compensation. The cumulative deferred compensation and interest distributable after retirement or termination at December 31, 1996, 1995 and 1994 was $63,034, $50,398 and $37,962, respectively. The expense attributable to this agreement for the years ended December 31, 1996, 1995, and 1994 was $12,724, $12,436 and $11,114, respectively.


NOTE 9 - EXPORT SALES

                  Export  sales  for  1996,  1995  and  1994  were   $2,989,726,
$3,092,579 and $2,365,985, respectively.

NOTE 10 - LEASES

                  The Company leases most of its vehicles and office equipment under non-cancellable operating leases which expire at various times through 2003.

                  Future minimum rental commitments at December 31, 1996 are as follows:

                             1997               272,210
                             1998               211,486
                             1999               193,438
                             2000               144,051
                             2001                87,354
                          Thereafter             48,254
                                              ---------
                                                956,793
                                              =========

                  Rental expense for operating leases was as follows:


                                           1996            1995            1994
                                         -------         -------         -------
Minimum rentals ................         179,596         166,614         190,870
Contingent rentals .............          41,359          36,412          28,564
                                         -------         -------         -------
      Total ....................         220,955         203,026         219,434
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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

                  The Company is involved in remedial and voluntary clean up expenditures associated with environmental matters. The Company believes it has provided for all of the foreseeable expected clean up costs at December 31, 1996. Although it is very difficult to estimate the ultimate aggregate cost to the Company of environmental clean up, management believes the potential impact of compliance with environmental protection laws will not have a material adverse effect on its future financial condition or results of operations.

NOTE 11 - COMMITMENTS AND CONTINGENCIES (con't)

                  On June 16, 1994, the Company purchased certain tangible assets for one of its packaged specialty ingredients. The terms of the agreement were $1,500,000 at closing for the purchase of these assets. As detailed in the agreement as amended, the Company will also pay contingent amounts to compensate the seller for the right to use the seller's customer list and for other services to be provided from the seller. The amount payable to the seller is based on the profits derived from the sale of the specialty packaged ingredient. Any amounts allocated to the customer list will be amortized on a straight-line basis over the remaining life of the customer list. The agreement terminates in June 2004.

                  The Company is in the process of re-registering a product it sells for sterilization of medical devices and other uses. The re-registration requirement is a result of a congressional enactment during 1990 requiring the re-registration of this product and all other products which are used as pesticides. The Company, in conjunction with one other company, has been conducting testing under the direction of the Environmental Protection Agency
(EPA). Re-registration is a negotiated process between the two companies seeking re-registration and the EPA. A series of additional tests are being conducted at mutually approved laboratories to fill data gaps resulting from the negotiations. The test results and EPA's review thereof are expected during 1997. The Company's management believes it will be successful in obtaining re-registration for the product as it has met EPA's requirements thus far. Additionally, the product is used as a sterilant with no known substitute. Management believes absence of availability of this product could not be tolerated by the medical industry due to the resultant infection potential if the product were unavailable.


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

                  The rights of preferred shares are not yet specified and will be authorized by the Board of Directors prior to issuance.

NOTE 13- SUPPLEMENTAL CASH FLOW INFORMATION

                  Cash paid for income taxes and interest:


                                    1996               1995               1994
                                    ----               ----               ----
            Income Taxes         1,034,088            896,073            344,153
            Interest               266,011            342,135            240,558

                  Non-cash investing and financing activities:

                  During 1996, the Company recorded the acquisition of a Covenant Not to Compete in exchange for its obligation to pay an individual $200,000. Also, the Company charged earnings and correspondingly increased its paid-in capital for the services of non-employees in exchange for stock options valued at the date of grant at $105,885.

                  The Company acquired certain computer equipment in 1994 by assuming a capitalized lease of $61,106.


NOTE 14 - OTHER MATTERS

                  In December 1995, the Company formalized plans to end its relationship with a customer whose products were custom manufactured at its Green Pond, South Carolina facility. The plans, implemented in early 1996, called for reductions in the workforce, return of the customer's raw materials and equipment, and preparation for the sale of certain fixed assets used in the custom manufacturing process. The amount charged to operations in 1995 for the costs associated with this transaction were $159,000.

                  During 1996, the Company has negotiated with prospective buyers for the fixed assets formerly used in the custom manufacturing process. Based upon the offers received, management has reduced the carrying values of these fixed assets from approximately $970,000 to their expected net realizable value of $540,000. The resulting loss of approximately $430,000 is included in depreciation expense for the year ended December 31,1996.

                                         BALCHEM CORPORATION

                                       SUPPLEMENTAL SCHEDULES
                                    FOR YEARS ENDED DECEMBER 31,

                                                            1996           1995          1994
                                                        ----------     ----------     ----------
SCHEDULE 1 - COST OF PRODUCTS SOLD:
      Inventory-Beginning (Notes 1 & 3) ...........      1,872,838      1,301,874      1,000,207
      Purchases-Materials .........................      8,770,990      9,643,469      7,513,658
Production Salaries & Related
           Payroll Taxes ..........................      1,197,542      1,197,115        897,314
      Plant Overhead (Schedule 2) .................      5,091,771      4,723,465      3,858,690
                                                        ----------     ----------     ----------
           Total ..................................     16,933,141     16,865,923     13,269,869
      Inventory-Ending ............................      1,862,100      1,872,838      1,301,874
                                                        ----------     ----------     ----------
           Total Cost of Products Sold ............     15,071,041     14,993,085     11,967,995
                                                        ==========     ==========     ==========
SCHEDULE 2 - PLANT OVERHEAD:
      Shipping & Receiving Salaries &
           Related Payroll Taxes ..................         58,234        102,068        106,925
      Quality Control Salaries & Related
           Payroll Taxes ..........................        158,068        238,431        103,097
      Delivery Salaries & Related Payroll Taxes ...        403,237        378,422        305,295
      Utilities ...................................        186,077        200,054        190,878
      Repairs & Maintenance-Buildings &
           Grounds ................................        105,264         89,914         67,114
      Repairs & Maintenance-Equipment .............        169,632        121,210         79,524
      Maintenance Salaries & Related
           Payroll Taxes ..........................        259,443        246,202        208,954
      Plant & Quality Control Supplies ............        338,404        313,756        217,001
      Environmental Expenses ......................         25,270        196,939        258,581
      Insurance ...................................        790,032        674,131        651,731
      Freight Out .................................      1,310,969      1,384,310        984,332
      Real Estate Taxes ...........................        101,617         65,599         74,859
      Depreciation - Delivery Vehicles ............         19,393         19,393         22,347
      Depreciation-Buildings & Equipment  (Note 14)      1,166,131        693,036        588,052
                                                        ----------     ----------     ----------
           Total Plant Overhead ...................      5,091,771      4,723,465      3,858,690
                                                        ==========     ==========     ==========

SCHEDULE 3 - SELLING EXPENSES:
      Selling Salaries & Related Payroll Taxes ....        904,818        849,627        852,032
      Outside Selling Services ....................         14,502         16,693             59
      Sales Consulting ............................        365,579        334,744        191,547
      Royalties ...................................         21,000         21,000         21,460
      Advertising .................................        114,513        119,237         88,226
      Travel & Promotion ..........................        777,766        596,455        398,818
      Auto Expenses ...............................        157,036        154,982        142,589
                                                        ----------     ----------     ----------
           Total Selling Expenses .................      2,355,214      2,092,738      1,694,731
                                                        ==========     ==========     ==========

                           See accompanying notes to financial statements.

                                                            1996           1995          1994
                                                        ----------     ----------     ----------
SCHEDULE 4 - RESEARCH & DEVELOPMENT EXPENSES:
      Research Salaries & Related
           Payroll Taxes ..........................        655,640        550,774        476,587
      Outside Research Expenses ...................        123,661        151,572         94,201
      Supplies ....................................         52,222         42,372         32,921
                                                        ----------     ----------     ----------
           Total Research & Development
               Expenses ...........................        831,523        744,718        603,709
                                                        ==========     ==========     ==========


SCHEDULE 5 - GENERAL & ADMINISTRATIVE EXPENSES:
      Management & Office Salaries &
           Related Payroll Taxes ..................      2,238,053      2,030,926      1,486,450
      Telephone ...................................        184,539        169,196        121,693
      Health Insurance ............................        339,726        326,367        256,752
      Retirement Plan Contribution  (Note 8) ......        365,555        202,071        161,006
      Supplemental Insurance Program
           (Note 8)................................         24,456         31,831         38,368
      Professional Fees and Litigation
           Settlement Costs  (Note 11) ............        123,383        147,511        183,587
      Office Expenses .............................        441,357        269,575        155,153
      Consulting Services .........................        202,697        126,383         32,967
      Capital Stock Expenses ......................         82,053         88,063         47,800
      Employee Recruiting & Moving Expenses .......        211,918        275,278         52,878
      Miscellaneous Expenses ......................        551,063        354,018        246,844
      Depreciation & Amortization .................        228,623        122,319         90,159
                                                        ----------     ----------     ----------
           Total General & Administrative
               Expenses ...........................      4,993,423      4,143,538      2,873,657
                                                        ==========     ==========     ==========

                           See accompanying notes to financial statements.