Form 10QSB
period 1997-03-31
BALCHEM CORP
filed 1997-05-02
CIK 9326

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1997                   COMMSSION FILE NO. 1-13648

                              BALCHEM CORPORATION


         MARYLAND                                           13-2578432
--------------------------------------------------------------------------------
(STATE OF OTHER JURISDICTION OF                        (I.R.S EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)


           PO BOX 175 SLATE HILL, NY                       10973
--------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE:      (914) 355-5300
                                                        --------------

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

                         3,153,352 SHARES COMMON STOCK

                                    BALCHEM CORPORATION
                                       BALANCE SHEET

              ASSETS
                                                                  3/31/97        3/31/96
                                                                ----------     ----------
CURRENT ASSETS
    Cash & Investments ....................................         31,444        119,384
    Accounts Receivable ...................................      3,500,786      3,252,475
    Inventories ...........................................      2,043,717      2,228,280
    Prepaid Expenses ......................................        318,694        526,882
    Deferred Income Taxes .................................        152,075        152,495
                                                                ----------     ----------
       Total Current Assets ...............................      6,046,716      6,279,516
                                                                ----------     ----------

PROPERTY,PLANT & EQUIPMENT
     Land .................................................         89,709         84,710
     Building .............................................      4,312,558      4,117,916
     Equipment ............................................     10,637,187      9,853,472
                                                                ----------     ----------
      Total ...............................................     15,039,454     14,056,098
Less:Accumulated Depreciation .............................      7,389,510      6,333,337
                                                                ----------     ----------
       Net Property, Plant,Equipment ......................      7,649,944      7,722,761
                                                                ----------     ----------

OTHER ASSETS
     License ..............................................          9,844         11,719
     Financing  Costs .....................................         11,131         14,917
     Goodwill .............................................          7,108          7,408
     Customer Lists .......................................      1,635,010        501,566
     Patents,Trademarks&Registrations .....................        517,666        252,789
     Other ................................................         64,281         53,792
                                                                ----------     ----------
        Total Other Assets ................................      2,245,040        842,191
                                                                ----------     ----------

TOTAL ASSETS ..............................................     15,941,700     14,844,468
                                                                ==========     ==========

                                    BALCHEM CORPORATION
                                       BALANCE SHEET
                                        (continued)

              LIABILITIES & STOCKHOLDER EQUITY

                                                                  3/31/97        3/31/96
                                                                ----------     ----------
CURRENT LIABILITIES
     Payables (Trade& Accruals) ...........................      2,401,010      2,702,972
     Notes Payable ........................................         34,050        221,105
     Current Portion Of Long Term Debt ....................        712,737        467,474
     Current Income Tax ...................................        437,595        208,761
                                                                ----------     ----------
       Total Current Liabilities ..........................      3,585,392      3,600,312
                                                                ----------     ----------
     Notes Payable Long Term ..............................         18,722         31,763
     Long Term Debt .......................................      1,400,000      2,512,000
     Deferred Income Tax ..................................        491,571        692,812
     Deferred  Compensation ...............................        174,344        120,189
     Other Long Term Obligations ..........................        165,950
                                                                ----------     ----------
TOTAL LIABILITIES .........................................      5,835,979      6,957,076
                                                                ----------     ----------

STOCKHOLDERS EQUITY
    Common Stock ..........................................        210,223        209,559
    Paid In Capital .......................................      1,917,353      1,767,108
    Retained Earnings .....................................      7,978,145      5,910,725
                                                                ----------     ----------
       Total Stockholders' Equity .........................     10,105,721      7,887,392
                                                                ----------     ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..................     15,941,700     14,844,468
                                                                ==========     ==========


                                                   BALCHEM CORPORATION
                                       SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)
                                                     INCOME STATEMENT



                                             FOR THE THREE MONTHS ENDED                  FOR THE THREE MONTHS ENDED
                                     ---------------------------------------      --------------------------------------
                                       3/31/97         3/31/96      % CHANGE       3/31/97         12/31/96     % CHANGE
                                       -------         -------      --------       -------         --------     --------
Sales & Other  Revenues              6,835,143       6,257,871         9.2%       6,835,143        6,876,424      -0.6%

Cost Of Sales                        3,764,905       3,582,133                    3,764,905        3,884,913
 % Of Sales                             55.08%          57.24%       -2.16%           55.08%           56.50%     -1.41%

Interest Expense                        42,713          74,193                       42,713           49,388
 % Of Sales                              0.62%           1.19%       -0.56%            0.62%            0.72%     -0.09%

Other Expenses                       1,898,590       1,933,662                    1,898,590        2,196,267
 % Of Sales                             27.78%          30.90%       -3.12%           27.78%           31.94%     -4.16%

Operating Costs And Expenses         5,706,208       5,589,988                    5,706,208        6,130,567

Pre - Tax Operating Earnings         1,128,935         667,883                    1,128,935          745,856
 % Of Sales                             16.52%          10.67%        5.84%           16.52%           10.85%      5.67%

Income Taxes                           411,824         233,277                      411,824          246,151

Net Income                             717,111         434,606                      717,111          499,705
 % Of Sales                             10.49%           6.94%        3.55%           10.49%            7.27%      3.22%

Weighted Average Number Of
 Outstanding Shares                  3,153,137       3,143,691                    3,153,137        3,153,030


     Earnings Per Share                  0.227           0.138                        0.227            0.158

                               BALCHEM CORPORATION
                             STATEMENT OF CASH FLOWS

             FOR THE PERIOD ENDING MARCH 31, 1997 AND MARCH 31, 1996

                                                          1997           1996
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Earnings ................................       717,111        434,606

Adjustment To Reconcile Net Income To
Net Cash Provided By Operating  Activities

     Deferred Taxes ..............................       (43,150)       (15,312)
     Depreciation & Amortization .................       303,775        206,741

Changes In Assets & Liabilities

     Accounts Receivable .........................      (530,917)      (106,983)
     Inventories .................................      (181,617)
     Prepaid Expenses ............................       200,022         18,710
     Accounts Payable ............................      (137,833)       207,855
     Income Tax  Payable .........................       327,551        201,088
     Deferred Compensation .......................        81,102         14,527
                                                        --------       --------
Total Adjustments ................................        18,933        526,626

Net Cash Provided By (Used In)
Operating Activities .............................       736,044        961,232

CASH  FLOWS FROM INVESTING ACTIVITIES

     Capital Expenditures ........................      (310,546)      (112,719)
     Investments  In Other Assets ................      (339,475)      (169,864)
                                                        --------       --------
Net Cash Used In Investing Activities ............      (650,021)      (282,583)

CASH  FLOWS FROM  FINANCING  ACTIVITIES

     Notes Payable ...............................                     (132,663)
     Note Payable Long Term ......................        (3,060)        (2,756)
     Principal Payment On Long Term Debt .........                     (114,000)
     Stock Options ...............................         1,662          4,893
     Dividends Payable ...........................      (141,887)      (109,976)
                                                        --------       --------
Net Cash Provided  By (Used  In)
Financing Activities .............................      (143,285)      (354,502)
                                                        --------       --------
INCREASE( DECREASE) IN CASH ......................       (57,262)       324,147

CASH  BEGINNING ..................................        88,706        150,679
CASH  ENDING .....................................        31,444        474,826
                                                        --------       --------

                      Management's Discussion and Analysis

Revenues

Total revenues for the quarter ended 3/31/97 were $6,835,143 as compared to $6,257,871 for the quarter ended 3/31/96, an increase of $577,272 or 9.2 %. The increase in revenue is primarily attributable to increased volumes in the domestic food encapsulation business.

Revenues for the quarter ended 3/31/97 decreased .6% or $41,280 as compared to the quarter ended 12/31/96. The decrease in revenue is primarily attributable to decreased revenues generated by the specialty packaging business.

Operational Costs and Expenses

Cost of sales decreased 2.16 % as a percentage of sales for the quarter ended 3/31/97 as compared to the quarter ended 3/31/96. The decrease in cost of sales is primarily attributable to volume efficiencies and cost savings on raw materials. These decreases were partially offset by the reclassification of certain employees as well as employee benefit costs previously classified as general and administrative to various production departments.

Cost of sales decreased 1.41 % as a percentage of sales for the quarter ended 3/31/97 as compared to the quarter ended 12/31/96. The decrease in cost of sales is primarily attributable to volume efficiencies and cost savings on raw materials. These decreases were partially offset by the reclassification of certain employees as well as employee benefit costs previously classified as general and administrative to various production departments.

Interest expense decreased 42% for the quarter ended 3/31/97 as compared to the quarter ended 3/31/96. The reduction in interest expense is a result of additional principal payments made against the long term debt obligation during the second and third quarters of 1996 and a rate reduction obtained during the forth quarter of 1996.

Other expenses decreased 1.8% or 3.12% as a percentage of sales for the quarter ended 3/31/97 as compared to the quarter ended 3/31/96. The decrease is partially the result of the reclassification of certain employee benefit costs previously classified as general and administrative to various production departments. The decrease can also be attributed to reductions in consulting fees, professional fees as well as recruiting and relocation expense.

Other expenses decreased 13.6% or 4.16% as a percentage of sales for the quarter ended 3/31/97 as compared to the quarter ended 12/31/96. The decrease is partially the result of the reclassification of certain employee benefit costs previously classified as general and administrative to various production departments. The decrease can also be attributed to a decrease in office and consulting expenses associated with the development of a local area network.

Pre-Tax Earnings

Pre-tax earnings increased 69% or 5.84% as a percentage of sales for the quarter ended 3/31/97 as compared to the quarter ended 3/31/96 and increased 51.4% or 5.67% as a percentage of sales for the quarter ended 3/31/97 as compared to the quarter ended 12/31/96. The increases are a direct result of the business conditions previously described.

Inventories

Inventories as stated for the period 3/31/97 and 3/31/96 were $2,043,717 and $2,228,280 respectively, inclusive of the following breakdown:

                                       1997                      1996
                                       ----                      ----
Raw Materials                       $1,355,351                $1,061,834
Finished Goods                         688,366                 1,166,446
                                    ----------                ----------
Total Inventory                     $2,043,717                $2,228,280


Adjustments

In the opinion of management, the accompanying statements are representative of all the adjustments to fairly present the consolidated position as of March 31, 1997 and March 31, 1996. Note that certain prior year balances have been reclassified to conform with current year presentation.

                                   SIGNATURE


PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREWITH DULY AUTHORIZED.




                                                     BALCHEM CORPORATION
                                                          (REGISTRANT)


                                                 BY: /s/Dino A. Rossi
                                                     ----------------
                                                       DINO A. ROSSI
                                                       VICE-PRESIDENT/
                                                       CHIEF FINANCIAL OFFICER

DATED:   APRIL 29, 1997