Form 10QSB
period 1997-06-30
BALCHEM CORP
filed 1997-07-30
CIK 9326

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1997                       COMMSSION FILE NO. 1-13648

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

                         3,155,047 SHARES COMMON STOCK

                                    BALCHEM CORPORATION
                                       BALANCE SHEET



                      ASSETS
                                                                  6/30/97        6/30/96
                                                                ----------     ----------
CURRENT ASSETS
    Cash & Investments ....................................        316,500         36,753
    Accounts Receivable ...................................      3,274,577      2,935,914
    Inventories ...........................................      2,315,320      1,998,383
    Prepaid Expenses ......................................        384,500        416,690
    Deferred Income Taxes .................................        174,685        137,145
                                                                ----------     ----------
       Total Current Assets ...............................      6,465,582      5,524,885
                                                                ----------     ----------

PROPERTY,PLANT & EQUIPMENT
     Land .................................................         59,690         84,710
     Building .............................................      3,819,277      4,117,916
     Equipment ............................................      8,339,863      9,951,654
                                                                ----------     ----------
      Total ...............................................     12,218,830     14,154,280
Less:Accumulated Depreciation .............................      4,822,352      6,586,303
                                                                ----------     ----------
       Net Property, Plant,Equipment ......................      7,396,478      7,567,977
                                                                ----------     ----------

OTHER ASSETS
     Intangible Assets ....................................      2,369,298        873,085
     Other ................................................         52,083         57,071
                                                                ----------     ----------
        Total Other Assets ................................      2,421,381        930,156
                                                                ----------     ----------

TOTAL ASSETS ..............................................     16,283,441     14,023,018
                                                                ==========     ==========

                                    BALCHEM CORPORATION
                                       BALANCE SHEET



                      LIABILITIES & STOCKHOLDER EQUITY
                                                                  6/30/97        6/30/96
                                                                ----------     ----------


CURRENT LIABILITIES
     Payables (Trade & Accruals) ..........................      2,504,977      2,146,155
     Notes Payable ........................................                        88,442
     Short Term Revolver ..................................        155,000
     Current Portion Of Long Term Debt ....................        746,787        467,474
     Current Income Tax ...................................         64,078
                                                                ----------     ----------
       Total Current Liabilities ..........................      3,470,842      2,702,071
                                                                ----------     ----------
     Notes Payable Long Term ..............................         15,580         28,933
     Long Term Debt .......................................      1,000,000      2,098,000
     Deferred Income Tax ..................................        512,004        711,164
     Deferred  Compensation ...............................        164,788        121,572
     Other Long Term Obligations ..........................        145,950
                                                                ----------     ----------
TOTAL LIABILITIES .........................................      5,309,164      5,661,740
                                                                ----------     ----------

STOCKHOLDERS EQUITY
    Common Stock ..........................................        210,336        209,588
    Paid In Capital .......................................      1,923,920      1,768,887
    Retained Earnings .....................................      8,840,021      6,382,803
                                                                ----------     ----------
       Total Stockholders' Equity .........................     10,974,277      8,361,278
                                                                ----------     ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..................     16,283,441     14,023,018
                                                                ==========     ==========

                                                    BALCHEM CORPORATION
                                        SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)
                                                      INCOME STATEMENT



                                           FOR THE SIX MONTHS ENDED                     FOR THE THREE MONTHS ENDED
                                     ---------------------------------------      --------------------------------------
                                  6/30/97         6/30/96         % CHANGE        6/30/97           6/30/96      % CHANGE
                                 ----------      ----------       ---------       ---------         ---------      ------
Sales & Other  Revenues ....     14,143,067      12,921,301             9.5%      7,307,924         6,664,002         9.7%

Cost Of Sales ..............      7,826,117       7,451,923                       4,061,212         3,871,162
 % Of Sales ................          55.34%          57.67%          -2.34%          55.57%            58.09%      -2.52%

Interest Expense ...........         84,293         143,320                          41,580            69,127
 % Of Sales ................           0.60%           1.11%          -0.51%           0.57%             1.04%      -0.47%

Other Expenses .............      3,851,770       3,922,987                       1,953,180         1,988,525
 % Of Sales ................          27.23%          30.36%          -3.13%          26.73%            29.84%      -3.11%
                                 ----------      ----------                       ---------         ---------
Operating Costs And Expenses     11,762,180      11,518,230                       6,055,972         5,928,814

Pre - Tax Operating Earnings      2,380,887       1,403,071                       1,251,952           735,188
 % Of Sales ................          16.83%          10.86%           5.98%          17.13%            11.03%       6.10%

Income Taxes ...............        801,900         496,386                         390,076           263,109

Net Income .................      1,578,987         906,685                         861,876           472,079
 % Of Sales ................          11.16%           7.02%           4.15%          11.79%             7.08%       4.71%

Weighted Average Number Of
 Outstanding Shares ........      3,153,697       3,143,828                       3,154,257         3,143,828


     Earnings Per Share               0.501           0.288                           0.273             0.150

                                  BALCHEM CORPORATION
                                STATEMENT OF CASH FLOWS

                 FOR THE PERIOD ENDING JUNE 30, 1997 AND JUNE 30, 1996

                                                               1997            1996
                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Earnings ....................................      1,578,987         906,685

Adjustment To Reconcile Net Income To
Net Cash Provided By Operating  Activities

     Deferred Taxes ..................................        (45,327)         18,390
     Depreciation & Amortization .....................        653,587         461,198

Changes In Assets & Liabilities

     Accounts Receivable .............................       (304,708)        209,578
     Inventories .....................................       (453,220)       (125,545)
     Prepaid Expenses ................................        134,216         145,476
     Accounts Payable ................................        (46,365)       (348,964)
     Income Tax  Payable .............................        (45,966)        (24,247)
     Deferred Compensation ...........................         71,546          15,910
     Other Long Term Obligation ......................        (20,000)

                                                           ----------      ----------
Total Adjustments ....................................        (56,237)        351,796

Net Cash Provided By (Used In)
Operating Activities .................................      1,522,750       1,258,481

CASH  FLOWS FROM INVESTING ACTIVITIES

     Capital Expenditures ............................       (773,506)       (210,901)
     Investments  In Other Assets ....................       (673,280)       (259,320)
     Proceeds From Sale of Property, Plant & Equipment        536,577

                                                           ----------      ----------
Net Cash Used In Investing Activities ................       (910,209)       (470,221)

                                  BALCHEM CORPORATION
                                STATEMENT OF CASH FLOWS

                 FOR THE PERIOD ENDING JUNE 30, 1997 AND JUNE 30, 1996
                                      (continued)

                                                               1997            1996
                                                           ----------      ----------
CASH  FLOWS FROM  FINANCING  ACTIVITIES
     Net Borrowings Under Short Term Revolver ........        155,000
     Notes Payable ...................................                       (265,326)
     Note Payable Long Term ..........................         (6,202)         (5,586)
     Principal Payment On Long Term Debt .............       (400,000)       (528,000)
     Stock Options ...................................          8,342           6,702
     Dividends Payable ...............................       (141,887)       (109,976)

Net Cash Provided  By (Used  In)
                                                           ----------      ----------
Financing Activities .................................       (384,747)       (902,186)

                                                           ----------      ----------
INCREASE (DECREASE) IN CASH ..........................        227,794        (113,926)

CASH  BEGINNING ......................................         88,706         150,679
CASH  ENDING .........................................        316,500          36,753
                                                           ----------      ----------

                      Management's Discussion and Analysis

Revenues

Total revenues for the six months ended 6/30/97 were $14,143,067 as compared to $12,921,301 for the six months ended 6/30/96, an increase of $1,221,766 or 9.5 %. The increase in revenue is attributable to increased volumes in the domestic food encapsulation business and the specialty packaging business.

Revenues for the quarter ended 6/30/97 increased 9.7% or $643,922 as compared to the quarter ended 6/30/96. The increase in revenue is primarily attributable to increased revenues generated by the specialty packaging business.

Operational Costs and Expenses

Cost of sales decreased 2.34 % as a percentage of sales for the six months ended 6/30/97 as compared to the six months ended 6/30/96. The decrease in cost of sales as a percentage of sales is partially attributable to volume efficiencies and partially the result of an increase in the average selling price of products sold during the six month period. These favorable factors were partially offset by the reclassification of certain employees as well as employee benefit costs previously classified as general and administrative to various production departments.

Cost of sales decreased 2.52 % as a percentage of sales for the quarter ended 6/30/97 as compared to the quarter ended 6/30/96. The decrease in cost of sales is partially attributable to volume efficiencies and partially a result of an increase in the average selling price of products sold during the three month period. These favorable factors were partially offset by the reclassification of certain employees as well as employee benefit costs previously classified as general and administrative to various production departments.

Interest expense decreased .51% as a percent of sales or 41.1% for the six months ended 6/30/97 as compared to the six months ended 6/30/96. The reduction in interest expense is a result of additional principal payments made against the long term debt obligation during the second quarter of 1997, the second and third quarters of 1996 and a rate reduction obtained during the forth quarter of 1996.

Other expenses decreased 1.8% or 3.13% as a percentage of sales for the six months ended 6/30/97 as compared to the six months ended 6/30/96. The decrease is partially the result of the reclassification of certain employee benefit costs previously classified as general and administrative to various production departments, a decrease in recruiting and relocation expense and a decrease in office and computer expenses associated with the development of a local area network. These decreases were partially offset by an increase in the cost of health insurance and other employee benefit expenses.

Other expenses decreased 1.8% or 3.11% as a percentage of sales for the quarter ended 6/30/97 as compared to the quarter ended 6/30/96. The decrease is partiallly the result of the reclassification of certain employee benefit costs previously classified as general anad administrative to various production departments. The decrease can also be attributed to a decrease in office and consulting expenses associated with the development of a local area network. The decreases were partially offset by an increase in the cost of health insurance and other employee benefit expenses.

Pre-Tax Earnings

Pre-tax earnings increased 69.7% or 5.98% as a percentage of sales for the six months ended 6/30/97 as compared to the six months ended 6/30/96 and increased 70.3% or 6.10% as a percentage of sales for the quarter ended 6/30/97 as compared to the quarter ended 6/30/96. The increases are a direct result of the business conditions previously described.

Inventories

Inventories as stated for the period 6/30/97 and 6/30/96 were $2,315,320 and $1,998,383 respectively, inclusive of the following breakdown:

                              1997                      1996
                           ----------                ----------

Raw Materials              $1,220,469                $1,171,271
Finished Goods              1,094,851                   827,112
                           ----------                ----------
Total Inventory            $2,315,320                $1,998,383

Adjustments

In the opinion of management, the accompanying statements are representative of all the adjustments to fairly present the consolidated position as of June 30, 1997 and June 30, 1996. Note that certain prior year balances have been reclassified to conform with current year presentation.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Registrant was held on June 27, 1997.

The directors elected at the meeting were Donald Alguire, Kenneth Mitchell and Israel Sheinberg as Class 2 directors and Raymond A. Reber as a Class 1 director. The other directors continuing in office are John E. Beebe, Francis X. McDermott, Paul F. Mosher, Carl Pacifico and Leonard J. Zweifler.

The meeting voted on an amendment to Section 5 of the Stock Option Plan for Directors to change the method of determining the number of options to be granted annually to each director and director emeritus. The vote on the amendment was: (i) for the amendment 2,174,574 shares, (ii) against the amendment 122,362 shares and (iii) abstaining 14,666 shares.

                                    SIGNATURE


PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREWITH DULY AUTHORIZED.




                                                       BALCHEM CORPORATION
                                                           (REGISTRANT)


                                                 BY    /S/ DINO A. ROSSI
                                                       -----------------
                                                       DINO A. ROSSI

                                                       VICE-PRESIDENT/
                                                       CHIEF FINANCIAL OFFICER




DATED:   JULY 30, 1997