Form 10QSB
period 1997-09-30
BALCHEM CORP
filed 1997-11-12
CIK 9326

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1997                  COMMSSION FILE NO. 1-13648

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

                         3,158,067 SHARES COMMON STOCK

                                    BALCHEM CORPORATION
                                       BALANCE SHEET



                      ASSETS
                                                       9/30/97          12/31/96
                                                      ---------       ----------
CURRENT ASSETS
    Cash & Investments .......................        1,051,872           88,706
    Accounts Receivable ......................        3,028,262        2,969,869
    Inventories ..............................        2,288,522        1,862,100
    Prepaid Expenses .........................          187,213          518,716
    Deferred Income Taxes ....................          176,481          152,075
                                                     ----------       ----------
       Total Current Assets ..................        6,732,350        5,591,466
                                                     ----------       ----------

PROPERTY, PLANT & EQUIPMENT
     Land ....................................           59,690           89,709
     Building ................................        3,863,630        4,399,122
     Equipment ...............................        8,454,236       10,240,077
                                                     ----------       ----------
      Total ..................................       12,377,556       14,728,908
Less: Accumulated Depreciation ...............        5,008,412        7,199,800
                                                     ----------       ----------
       Net Property, Plant, Equipment ........        7,369,144        7,529,108
                                                     ----------       ----------

OTHER ASSETS
     Intangible Assets .......................        2,642,928        1,956,095
     Other ...................................           43,041           63,534
                                                     ----------       ----------
        Total Other Assets ...................        2,685,969        2,019,629
                                                     ----------       ----------

TOTAL ASSETS .................................       16,787,463       15,140,203
                                                     ==========       ==========

                                    BALCHEM CORPORATION
                                       BALANCE SHEET



                      LIABILITIES & STOCKHOLDER EQUITY
                                                                9/30/97        12/31/96
                                                               ----------     ----------


CURRENT LIABILITIES
     Payables (Trade & Accruals) ........................      2,646,991      2,538,842
     Dividend Payable ...................................           --          141,887
     Current Income Tax .................................         27,988        110,044
     Current Portion Of Long Term Debt ..................        613,775        712,737
     Current Portion of Other Long Term Debt ............         34,050         34,050
                                                              ----------     ----------
       Total Current Liabilities ........................      3,322,804      3,537,560
                                                              ----------     ----------
LONG TERM LIABILITIES:
     Long Term Debt .....................................        911,317      1,421,782
     Deferred Income Tax ................................        503,458        534,721
     Deferred  Compensation .............................        155,701         93,242
     Other Long Term Obligations ........................        135,950        165,950
                                                              ----------     ----------
TOTAL LIABILITIES .......................................      5,029,230      5,753,255
                                                              ----------     ----------

STOCKHOLDERS EQUITY
     Preferred Stock, $25 Par Value, authorized 2,000,000
        shares, -0- shares issued & outstanding
     Common Stock, $.06-2/3 Par Value, authorized
        10,000,000 shares,  3,158,067 shares issued and
        outstanding 9/30/97, 3,153,030 shares issued and
        outstanding 12/31/96 ............................        210,538        210,202
    Paid In Capital .....................................      1,939,507      1,915,712
    Retained Earnings ...................................      9,608,188      7,261,034
                                                              ----------     ----------
       Total Stockholders' Equity .......................     11,758,233      9,386,948
                                                              ----------     ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ................     16,787,463     15,140,203
                                                              ==========     ==========


                                                    BALCHEM CORPORATION
                                        SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)
                                                      INCOME STATEMENT



                                           FOR THE NINE MONTHS ENDED                     FOR THE THREE MONTHS ENDED
                                     ---------------------------------------      --------------------------------------
                                  9/30/97         9/30/96         % CHANGE        9/30/97           9/30/96      % CHANGE
                                 ----------      ----------       ---------       ---------         ---------      ------
Sales & Other  Revenues ....     21,312,847      19,501,289        9.3%           7,169,780         6,579,416        9.0%

Cost Of Sales ..............     11,879,371      11,187,500                       4,053,254         3,734,205
 % Of Sales ................          55.74%          57.37%      (1.63%)             56.53%            56.76%     (0.22%)

Interest Expense ...........        114,162         205,062                          29,869            61,742
 % Of Sales ................           0.54%           1.05%      (0.52%)              0.42%             0.94%     (0.52%)

Other Expenses .............      5,743,292       5,937,444                       1,891,522         2,015,257
 % Of Sales ................          26.95%          30.45%      (3.50%)             26,38%            30.63%     (4.25%)

Operating Costs And Expenses     17,736,825      17,330,006                       5,974,645         5,811,204

Pre - Tax Operating Earnings      3,576,022       2,171,283                       1,195,135           768,212
 % Of Sales ................          16,78%          11.13%       5.64%              16.67%            11.68%      4.99%

Income Taxes ...............      1,228,868         744,184                         426,968           247,798

Net Income .................      2,347,154       1,427,099                         768,167           520,414
 % Of Sales ................          11.01%           7.32%       3.69%              10.71%             7.91%      2.80%

Weighted Average Number Of
 Outstanding Shares ........      3,154,829       3,143,828                       3,156,582         3,143,828


     Earnings Per Share                0.74            0.45                            0.24              0.17

                      Management's Discussion and Analysis

Revenues

Total revenues for the nine months ended 9/30/97 were $21,312,847 as compared to $19,501,289 for the nine months ended 9/30/96, an increase of $1,811,558 or 9.3%. The increase in revenue is attributable to increased volumes in the domestic food encapsulation business and the specialty packaging business.

Revenues for the quarter ended 9/30/97 increased 9% or $590,364 as compared to the quarter ended 9/30/96. The increase in revenue is primarily attributable to increased revenues generated by the specialty packaging business.

Operational Costs and Expenses

Cost of sales as a percentage of sales decreased 1.63% for the nine months ended 9/30/97 as compared to the nine months ended 9/30/96. The decrease in cost of sales as a percentage of sales is primarily the result of volume efficiencies and a change in the mix of products sold during the nine month period. These favorable factors were partially offset by the reclassification of certain employees as well as employee benefit costs previously classified as general and administrative to various production departments.

Cost of sales as a percentage of sales decreased .22% for the quarter ended 9/30/97 as compared to the quarter ended 9/30/96. The decrease in cost of sales as a percentage of sales is primarily the result of volume efficiencies and a change in the mix of products sold during the three month period. These favorable factors were partially offset by the reclassification of certain employees as well as employee benefit costs previously classified as general and administrative to various production departments.

Interest expense decreased approximately $91,000 for the nine months ended 9/30/97 as compared to the nine months ended 9/30/96. The reduction in interest expense is a result of additional principal payments made against the long term debt obligation during the second quarter of 1997, the second and third quarters of 1996 and a rate reduction obtained during the forth quarter of 1996.

Other expenses decreased 3.3% or 3.5% as a percentage of sales for the nine months ended 9/30/97 as compared to the nine months ended 9/30/96. The decrease is partially the result of the reclassification of certain employee benefit costs previously classified as general and administrative to various production departments, a decrease in recruiting and relocation expense and a decrease in office and computer expenses associated with the development of a local area network. These decreases were partially offset by an increase in professional fees and an increase in the cost of health insurance and other employee benefit expenses.

Other expenses decreased 6.1% or 4.25% as a percentage of sales for the quarter ended 9/30/97 as compared to the quarter ended 9/30/96. The decrease is partially the result of the reclassification of certain employee benefit costs previously classified as general anad administrative to various production departments. The decrease can also be attributed to a decrease in office and consulting expenses associated with the development of a local area network. These decreases were partially offset by an increase in professional fees and an increase in the cost of health insurance and other employee benefit expenses.

Pre-Tax Earnings

Pre-tax earnings increased approximately $1,405,000 or 64.7% for the nine months ended 9/30/97 as compared to the nine months ended 9/30/96 and increased approximately $427,000 or 55.6% for the quarter ended 9/30/97 as compared to the quarter ended 9/30/96. The increases are a direct result of the business conditions previously described.

Inventories

Inventories as stated for the period 9/30/97 and 9/30/96 were $2,288,522 and $1,944,322 respectively, inclusive of the following breakdown:

                              1997                      1996
                           ----------                ----------

Raw Materials              $1,052,867               $1,154,658
Finished Goods              1,235,655                  789,664
                           ----------                ----------
Total Inventory            $2,288,522               $1,944,322

Adjustments

In the opinion of management, the accompanying statements are representative of all the adjustments to fairly present the consolidated position as of September 30, 1997 and September 30, 1996. Note that certain prior year balances have been reclassified to conform with current year presentation.

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




                                                       BALCHEM CORPORATION
                                                           (REGISTRANT)


                                                 BY    /S/ DINO A. ROSSI
                                                       -----------------
                                                       DINO A. ROSSI

                                                       PRESIDENT/
                                                       CHIEF FINANCIAL OFFICER




DATED:   November 11, 1997