Form 10QSB/A
period 1997-09-30
BALCHEM CORP
filed 1997-11-18
CIK 9326

FORM 10 QSB/A

                                Amendment No. 1

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
                                                              ==========     ==========


                                                    BALCHEM CORPORATION
                                        SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)
                                                      INCOME STATEMENT



                                           FOR THE NINE MONTHS ENDED                     FOR THE THREE MONTHS ENDED
                                     ---------------------------------------      --------------------------------------
                                  9/30/97         9/30/96         % CHANGE        9/30/97           9/30/96      % CHANGE
                                 ----------      ----------       ---------       ---------         ---------      ------
Sales & Other  Revenues ....     21,312,847      19,501,289        9.3%           7,169,780         6,579,416        9.0%

Cost Of Sales ..............     11,879,371      11,187,500                       4,053,254         3,734,205
 % Of Sales ................          55.74%          57.37%      (1.63%)             56.53%            56.76%     (0.22%)

Interest Expense ...........        114,162         205,062                          29,869            61,742
 % Of Sales ................           0.54%           1.05%      (0.52%)              0.42%             0.94%     (0.52%)

Other Expenses .............      5,743,292       5,937,444                       1,891,522         2,015,257
 % Of Sales ................          26.95%          30.45%      (3.50%)             26,38%            30.63%     (4.25%)

Operating Costs And Expenses     17,736,825      17,330,006                       5,974,645         5,811,204

Pre - Tax Operating Earnings      3,576,022       2,171,283                       1,195,135           768,212
 % Of Sales ................          16,78%          11.13%       5.64%              16.67%            11.68%      4.99%

Income Taxes ...............      1,228,868         744,184                         426,968           247,798

Net Income .................      2,347,154       1,427,099                         768,167           520,414
 % Of Sales ................          11.01%           7.32%       3.69%              10.71%             7.91%      2.80%

Weighted Average Number Of
 Outstanding Shares ........      3,154,829       3,143,828                       3,156,582         3,143,828


     Earnings Per Share                0.74            0.45                            0.24              0.17

                                  BALCHEM CORPORATION
                                STATEMENT OF CASH FLOWS

         FOR THE PERIOD ENDING SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                                               1997            1996
                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Earnings ....................................      2,347,154       1,427,099

Adjustment To Reconcile Net Income To
Net Cash Provided By Operating Activities

     Deferred Taxes ..................................        (55,669)         (6,034)
     Depreciation & Amortization .....................        985,674         812,140

Changes In Assets & Liabilities

     Accounts Receivable .............................        (58,392)        (91,229)
     Inventories .....................................       (426,422)        (71,484)
     Prepaid Expenses ................................        331,503         366,020
     Accounts Payable ................................         85,649        (146,850)
     Income Tax  Payable .............................        (82,056)         25,015
     Deferred Compensation ...........................         62,459          17,531
     Other Long Term Obligation ......................        (30,000)
                                                           ----------      ----------
Total Adjustments ....................................        812,746         905,109

Net Cash Provided By (Used In)
Operating Activities .................................      3,159,900       2,332,208

CASH FLOWS FROM INVESTING ACTIVITIES

     Capital Expenditures ............................       (932,236)       (353,909)
     Investments  In Other Assets ....................     (1,073,892)       (500,157)
     Proceeds From Sale of Property, Plant & Equipment        536,577
                                                           ----------      ----------
Net Cash Used In Investing Activities ................     (1,469,551)       (854,066)

                                  BALCHEM CORPORATION
                                STATEMENT OF CASH FLOWS

         FOR THE PERIOD ENDING SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                      (continued)

                                                               1997            1996
                                                           ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Notes Payable ...................................                      (353,768)
     Note Payable Long Term ..........................         (9,427)        (8,492)
     Principal Payment On Long Term Debt .............       (600,000)      (942,000)
     Stock Options ...................................         24,131          6,702
     Dividends Paid...................................       (141,887)      (109,976)
                                                           ----------      ----------
Net Cash Provided By (Used In)
Financing Activities .................................       (727,183)     (1,407,534)
                                                           ----------      ----------
INCREASE (DECREASE) IN CASH ..........................        963,166          70,608

CASH  BEGINNING ......................................         88,706         150,679
CASH  ENDING .........................................      1,051,872         221,287
                                                           ----------      ----------

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




DATED:   November 18, 1997