Form 10KSB
period 1997-12-31
BALCHEM CORP
filed 1998-03-31
CIK 9326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-KSB

                         ------------------------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission file number 1-13648


                               BALCHEM CORPORATION
             (Exact name of Registrant as specified in its charter)


            Maryland                                     13-2578432
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                 Identification Number)


P.O. Box 175  Slate Hill, New York                         10973
(Address of principal executive                          (Zip Code)
 office )


Registrant's telephone number, including area code:  (914) 355-5300

Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of each exchange
Title of each class                               on which registered
-------------------                               ---------------------
Common Stock, par value $.06-2/3 per share        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act;

                                      None
                                (Title of Class)

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         State   Registrant's   revenues  for  its  most  recent   fiscal  year.
$28,619,000.

         State the aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         $42,246,245 is the aggregate market value of the voting stock held by non-affiliates of Registrant as of March 1, 1998.

         State the number of shares outstanding of each of Registrant's classes of common equity as of the latest practicable date.

         3,197,362 shares of common stock, par value $.06-2/3 per share ("Common stock"), were outstanding as of March 1, 1998.

                  The proxy statement for the Annual Meeting to be held June 19, 1998, is incorporated by reference in Part III.

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

Item 1   Business


(a) Registrant, incorporated in the State of Maryland in 1967, is principally engaged in the packaged specialty performance ingredients business.

         On June 16,1994, the Registrant purchased certain tangible and intangible assets for one of its packaged specialty ingredients for $1.5 million in cash. As detailed in the agreement, as amended, the Registrant is also required to pay contingent amounts to compensate the seller for the purchase of the seller's customer list. The amount payable to the seller is based on the profits derived from the sale of the specialty packaged ingredient. Amounts allocated to the customer list are being amortized on a straight-line basis over its remaining estimated useful life through 2004. Additional amounts paid under the agreement and capitalized during the years ended December 31, 1997 and 1996 aggregated $1.22 million and $1.12 million, respectively.

(b) (i) Registrant has one major business segment - packaged specialty performance ingredients. Please refer to the financial statements attached hereto. As of December 31, 1997, Registrant's specialty performance ingredients were being used in the following industries: food, animal nutrition and aquacultural feeds, sterilization, fumigation, and synthesis, among many others.

         Export sales for the last three fiscal years aggregated approximately $8.88 million and were made to the European Common Market, Canada, South America, Mexico and Southeast Asia. Export sales were approximately $2.79 million for the fiscal year ended December 31, 1997, approximately $2.99 million for the fiscal year ended December 31, 1996, and approximately $3.09 million for the fiscal year ended December 31, 1995.

(b) (ii) Registrant sells packaged specialty performance ingredients through its own sales force and through independent distributors and contractors.

(b)(iii) In 1997, the Registrant launched its first industry-wide product, rumen protected choline chloride, which was introduced into the animal nutrition market.

(b) (iv) Registrant has six major competitors, each of which is substantially larger in size and has greater resources than Registrant.

(b) (v) The raw materials utilized by Registrant in the manufacture of its products are available from a number of commercial sources. Registrant is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems.

(b) (vi) Due to consolidation of customer businesses, Registrant has one customer that accounted for approximately 13% and 11% of Registrant's revenues in 1997 and 1996, respectively. The aggregate revenues from its two largest customers was less than 22% in 1997 and less than 18% in 1996. Registrant is the sole source of supply for certain products used by its customers.

(b) (vii) Registrant currently holds six patents relating to its business. Registrant believes that these and any other patents obtained are advantageous to its business. However, Registrant believes that its sales and position are dependent primarily upon the quality of its products, its sales efforts and market conditions, rather than on any patent protection. Registrant obtained a license in mid-1986 under United States Patent 4,511,584 from the SCM Corporation to manufacture and market a specialty chemical food ingredient. That license permits Registrant to utilize its technology in certain applications that have supplementary business potential.

(b) (viii) On February 27, 1988, California's Proposition 65 (Safe Drinking Water and Toxic Enforcement Act of 1986) went into effect. A sterilant/fumigant, ethylene oxide, distributed by Registrant is listed by the State of California as a carcinogen and reproductive toxin. As a result, Registrant is required to and does provide a clear and reasonable warning to any person in California who may be exposed to this product; failure to do so would result in liability of up to $2,500 per day per person exposed.

                  Since the passage of the California Birth Defect Law of 1984, Registrant has requested an exemption for its sterilant and fumigant gas as it is used in confined chambers to sterilize and fumigate and is highly regulated as to its usage by the Environmental Protection Agency ("EPA") and Occupational Safety and Health Administration ("OSHA"), as compared to agricultural pesticides which are used in open fields. The Registrant has provided the State of California with all necessary data, which in the Registrant's opinion, responds to all issues raised by the state.

                  Registrant holds an EPA registration number, which permits it to sell its medical device sterilant and spice fumigant. The Registrant is in the process of re-registering a product it sells for sterilization of medical devices and other uses. The re-registration requirement is a result of a congressional enactment during 1988 requiring the re-registration of this product and all other products that are used as pesticides. The Company, in conjunction with one other company, has been conducting the required testing under the direction of the EPA. Testing has concluded and the EPA has stated that it anticipates completing re-registration for this product in year 2000. The cost of re-registration is intended to be recouped in the selling price of the sterilant.

(b)(ix) The Registrant's management believes it will be successful in obtaining re-registration for the product as it has met the EPA's requirements thus far. Additionally, the product is used as a sterilant with no known substitute. Management believes absence of availability of this product could not be easily tolerated by the medical device manufacturers and the health care industry due to the resultant infection potential if the product were unavailable.

(b) (x) During the years ended December 31, 1997 and December 31, 1996, Registrant spent approximately $1.07 million and $0.93 million, respectively, on company-sponsored research and development of new and existing products. During the year ended December 31, 1997 an average of 10 employees devoted their full time to research and development activities. The Registrant funds its R&D programs with funds made available from current operations with the intent of recovering those costs from profits derived from future sales of products developed from the research and development effort.

(b)(xi) Other than as set forth in the foregoing paragraphs, to the best of Registrant's knowledge, it is in compliance with all federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. The cost of such compliance totaled approximately $93 thousand in 1997 and has not had a material effect upon the capital expenditures, earnings or competitive position of Registrant.

(b)(xii) As of March 1, 1998, Registrant employed approximately 131 persons.


Item 2.  Properties


                  The executive, sales, marketing, R & D offices and certain manufacturing facilities of Registrant, are presently housed in four buildings located together with a 14,900 square foot steel warehouse, on a five acre parcel of land in Slate Hill, New York. Registrant also owns a nearby vacant 8-1/2 acre parcel, which it uses under permit for industrial waste disposal, and an additional two acres of land giving it direct access to the disposal field.

                  Registrant owns a facility located on an approximately 24 acre parcel of land in Green Pond, South Carolina, registrant having sold the balance of its formerly 81 acre facility in 1997. The facility now consists of a state-of-the-art drumming facility, a maintenance building and an office building. Registrant uses the facility as a terminus, warehouse and drum filling station for three of its specialty ingredients.


Item 3.  Legal Proceedings.


                  In the course of construction work carried out in early 1982 at Registrant's headquarters in Slate Hill, New York, a number of drums containing unidentified waste material were discovered buried in the ground. Registrant notified the Department of Environmental Conservation of the State of New York ("NYDEC") and requested its assistance in determining what further steps Registrant should take.

                  Four years after the discovery and removal of the drums, Registrant and NYDEC entered into a Consent Decree to evaluate the drum site as it relates to both soil and groundwater to determine if the remedial action of 1982 was sufficient to delist the site as a potential hazardous site. Registrant agreed to perform a focused Remedial Investigation/Feasibility Study ("RI/FS"). A new RI/FS submitted on January 27, 1994 was approved by NYDEC in February 1994.


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

                  Work began on the new remedial plan in the spring of 1994 and was completed on schedule. A draft of the feasibility study was submitted to NYDEC on October 31, 1994. The final study report was completed in April 1995 and was reviewed by the State. On October 2, 1995, a public meeting was held by the NYDEC officials to discuss the status of the site and the final feasibility study report. Based on the State requirements and comments made by the public at this meeting, Registrant had to clean the area and remove additional soil from the drum burial site. The cost for this clean-up and the related reports was approximately $164 thousand. Clean-up was completed in 1996, but NYDEC has requested that the site be monitored for three years. It is estimated that the total cost of monitoring will be $50 thousand for this period.


Item 4.   Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         (a)      Market Information.


                  The Registrant's common stock is traded on the American Stock Exchange under the symbol BCP. Prior to March 3, 1995, the Registrant's common stock was traded on the Nasdaq Stock Exchange under the symbol BCP. The high and low closing prices for the common stock as recorded in the American Stock Exchange Market Statistical Reports for 1997, for each quarterly period during the past two years were as follows:

Quarterly Period                             High                        Low
----------------                             ----                        ---
Ended March 31, 1996                        $ 9.25                     $ 8.38
Ended June 30, 1996                          10.88                       8.13
Ended September 30, 1996                      9.38                       8.00
Ended December 31, 1996                       8.88                       7.75

Quarterly Period                              High                       Low
----------------                              ----                       ---
Ended March 31, 1997                        $ 9.38                     $ 8.00
Ended June 30, 1997                          11.25                       8.25
Ended September 30, 1997                     16.88                      14.13
Ended December 31, 1997                      20.25                      15.38

         (b)      Holders.

                  As of March 2, 1998, the approximate number of holders of record of the equity securities of Registrant (excluding nontransferable options) was as follows:

         Title of Class             Number of Record Holders
         --------------             ------------------------

Common Stock, $.06--2/3 par value            325*

*An unknown number of shareholders have stock in street names. The total number of shareholders is estimated to be 1,210.

         (c)      Dividends.

                  Registrant declared a dividend of $0.05 per share on the common stock during its fiscal year ended December 31, 1997. Registrant declared a dividend of $0.045 per share on the common stock during its fiscal year ended December 31, 1996.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        (All dollar amounts in thousands)

Results of Operations:

Fiscal Year 1997 compared to 1996

Total revenues for 1997 were $28,619 as compared to $26,371 in 1996, an increase of 8.5% or $ 2,248. The increase in revenue for 1997 is primarily attributable to increased volumes for the specialty products business and the food encapsulation business in domestic markets. Additional revenues were also realized due to improved product mix.

Operating expenses increased in 1997 to $7,890 from $7,625 in 1996. The increase in operating expenses is primarily the result of the establishment of a reserve of approximately $187 in 1997 for an Asian receivable. The Registrant also incurred other charges associated with a corporate reorganization totaling $302 and additional amortization expense associated with the purchase of a customer list for the Registrant's ethylene oxide business totaling approximately $147. An increase in revenues also contributed to the increase in operating expense. These increases were partially offset by a decrease in recruiting and relocation expense and a decrease in office and computer expenses associated with the 1996 development of a local area network.

Income from operations for 1997 was $4,350 as compared to $3,120 for 1996, an increase of 39.4% or $1,230.

Net earnings after (current and deferred) taxes were $2,771 during 1997 compared to $1,927 during 1996, an increase of 43.8%, or $844. Net interest expense for 1997 totaled $136 as compared to $255 in 1996. The decrease in interest expense is the result of reduced debt and renegotiated loan terms during 1997.

Fiscal Year 1996 compared to 1995

Total revenues for 1996 were $26,371 compared to $24,733 in 1995, an increase of 6.6% or $1,638. Excluding the $1,244 in 1995 revenues associated with the custom manufacturing portion, which was discontinued at the end of 1995, the increase in revenue was 12.4%. The increased revenues in 1996 were attributed to increased volumes from existing customer base for specialty ingredients and additional revenues generated by the food encapsulation business in domestic and international markets.

Operating expenses increased in 1996 to $7,625 from $6,375 in 1995. The increase in operating expenses is primarily the result of increased retirement plan contributions of $163, a result of a one-time charge the Registrant took in 1996 to convert the accounting for its pension plan to the accrual basis, increased office expenses of $172, primarily associated with the development of a local area network, increased miscellaneous expenses of $105 a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" and an increase in amortization expense of $98 associated with the purchase of a customer list for the Registrant's ethylene oxide business.

Income from operations for 1996 was $3,120 as compared to $2,759 for 1995, an increase of 13.1%, or $361, a direct correlation to the business conditions as described above.

Net earnings after (current and deferred) taxes were $1,927 during 1996 compared to $1,585 during 1995, an increase of 21.5%, or $342. The increase in net earnings relates to increased revenues in addition to interest expense savings due to reduced debt and renegotiated loan terms during 1996.

Liquidity and Capital Resources

Cash flow from operating activities provided approximately $2,994 in 1997 as compared to $3,612 in 1996 and $1,599 in 1995. The reduction in cash flow from operating activities in 1997 is primarily the result of increases in working capital, principally, inventories and accounts receivable. Over the last three years, operating cash flow has totaled approximately $8,205. Improvements in cash flow over this period of time have provided the Registrant with the ability to reduce long-term debt and to meet both its operating and investment objectives.

Capital expenditures were $1,115 in 1997 as compared with $975 in 1996 and $1,115 in 1995. In 1997, the Registrant completed upgrades and new production capabilities at both its New York and South Carolina locations, building state of the art specialty product facilities. Capital expenditures are projected to be approximately $1,100 for 1998.

The Registrant has capitalized approximately $1,216 in 1997 and $1,124 in 1996 in connection with the 1994 purchase of a customer list for the Registrant's ethylene oxide business. The amount contingently payable to the seller involves a complex formula based upon revenues generated by the specialty packaged ingredient. Payments of similar magnitude are projected for 1998.The agreement terminates in June 2004.

Long-term debt has been reduced by approximately $600 and $1,000 in 1997 and 1996, respectively.

The Registrant knows of no demands, commitments, events or uncertainties for its liquid assets that will materially affect its liquidity. The Registrant currently has $2,000 in committed, but unutilized credit available to it by its principal bank (which funds are being reserved for future working capital needs and undefined business opportunities).

Impact of Recent Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

SFAS 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 130 and 131 are effective for 1998. Adoption of these standards is expected to result in additional disclosures but will not have an effect on the Registrant's financial position or results of operations.

Item 7.  Financial Statements


                      Index to Financial Statements:

         Independent Auditors' Reports

         Consolidated Balance Sheets as of
         December 31, 1997 and 1996

         Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows
         for the years ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements
         December 31, 1997, 1996 and 1995

                          Independent Auditors' Report


The Board of Directors and Stockholders
Balchem Corporation:

We  have  audited  the  accompanying   consolidated  balance  sheet  of  Balchem
Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                     /s/ KPMG Peat Marwick LLP
                                                     -------------------------
                                                         KPMG Peat Marwick LLP

Short Hills, New Jersey
February 9, 1998

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


                                             /s/Judelson, Giordano, Siegel
                                             -----------------------------
                                             Judelson, Giordano, Siegel, CPA, PC

Middletown, New York

February 7, 1997

                                          BALCHEM CORPORATION

                                      Consolidated Balance Sheets

                                       December 31, 1997 and 1996

                            (In thousands, except share and per share data)

                              Assets

                                                                                     1997        1996
                                                                                   -------     -------
Current assets:

    Cash and cash equivalents ................................................     $   736     $    89
    Trade accounts receivable, less allowance for doubtful
          accounts of $187 in 1997 and $0 in 1996 (note 5) ...................       3,061       2,970
    Inventories (notes 2 and 5) ..............................................       2,507       1,862
    Prepaid expenses .........................................................         513         519
    Deferred income taxes (note 6) ...........................................         305         152
    Other current assets .....................................................         165        --
                                                                                   -------     -------
        Total current assets .................................................       7,287       5,592
                                                                                   -------     -------
Property, plant and equipment, net of accumulated depreciation (notes 3 and 5)       7,345       7,529

Intangible assets, net of accumulated amortization (notes 4 and 12) ..........       2,925       1,956
Other assets .................................................................          36          63
                                                                                   -------     -------
            Total assets .....................................................     $17,593     $15,140
                                                                                   =======     =======

                                      BALCHEM CORPORATION

                           Consolidated Balance Sheets (continued)

                                  December 31, 1997 and 1996

                        (In thousands, except share and per share data)

               Liabilities and Stockholders' Equity                         1997        1996
Current liabilities:

     Accounts payable and accrued expenses ..........................     $ 2,657     $ 2,538
     Dividends payable ..............................................         160         142
     Income taxes payable ...........................................        --           110
     Current portion of  long-term debt (note 5) ....................         700         700
     Current portion of other long-term obligations .................          50          47
                                                                          -------     -------
        Total current liabilities ...................................       3,567       3,537
                                                                          -------     -------

Long-term debt (note 5) .............................................         800       1,400
Deferred income taxes (note 6) ......................................         481         535
Deferred  compensation ..............................................         143          93
Other long-term obligations .........................................         266         188
                                                                          -------     -------
                                                                            1,690       2,216
                                                                          -------     -------

                                                                          -------     -------
            Total liabilities .......................................       5,257       5,753
                                                                          -------     -------
Stockholders' equity: (note 7)

    Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding

    Common stock, $.06 2/3 par value. Authorized 10,000,000
          shares; issued and outstanding 3,195,442 shares in 1997 and
          3,153,030 shares in 1996 ..................................         213         210
    Additional paid-in capital ......................................       2,251       1,916
    Retained earnings ...............................................       9,872       7,261
                                                                          -------     -------
       Total stockholders' equity ...................................      12,336       9,387
                                                                          -------     -------
Commitments and contingencies (note 12)

            Total liabilities & stockholders' equity ................     $17,593     $15,140
                                                                          =======     =======

See accompanying notes to consolidated financial statements.

                                   BALCHEM CORPORATION

                          Consolidated Statements of Operations

                      Years Ended December 31, 1997, 1996 and 1995

                          (In thousands, except per share data)



                                                      1997         1996           1995
Net sales ....................................     $ 28,619      $ 26,371      $ 24,733

Cost of sales ................................       16,379        15,626        15,599
                                                   --------      --------      --------

Gross margin .................................       12,240        10,745         9,134

Operating expenses:
      Selling expenses .......................        3,295         3,071         2,657
      Research and development expenses ......        1,065           929           740
      General and administrative expenses ....        3,530         3,625         2,978
                                                   --------      --------      --------
          Total operating expenses ...........        7,890         7,625         6,375

                                                   --------      --------      --------
Income from operations .......................        4,350         3,120         2,759

Other expenses (income):

      Interest expense .......................          136           255           341

      Other income ...........................          (13)          (52)          (10)
                                                   --------      --------      --------
          Total other expenses - net .........          123           203           331

                                                   --------      --------      --------
Earnings before income taxes .................        4,227         2,917         2,428

      Income taxes (note 6) ..................        1,456           990           843
                                                   --------      --------      --------

Net earnings .................................     $  2,771      $  1,927      $  1,585
                                                   ========      ========      ========

Basic net earnings per common share (note 8) .     $   0.88      $   0.61      $   0.51
                                                   ========      ========      ========

Diluted net earnings per common share (note 8)     $   0.86      $   0.60      $   0.50
                                                   ========      ========      ========

See accompanying notes to consolidated financial statements.

                                            BALCHEM CORPORATION

                              Consolidated Statements of Stockholders' Equity

                                Years Ended December 31, 1997, 1996 and 1995

                              (In thousands, except share and per share data)



                                                                 Additional                       Total
                                      Common Stock               Paid-in      Retained       Stockholders'
                                  Shares          Amount          Capital      Earnings          Equity
                                  ------          ------          -------      --------          ------
Balance - January 1, 1995 .      3,120,059      $      208      $    1,711     $    4,001     $    5,920

Net earnings ..............                                                         1,585          1,585
Dividends ($.035 per share)                                                          (110)          (110)
Stock options exercised ...         22,117               1              51                            52
                                 ---------      ----------      ----------     ----------     ----------

Balance - December 31, 1995      3,142,176             209           1,762          5,476          7,447

Net earnings ..............                                                         1,927          1,927
Dividends ($.045 per share)                                                          (142)          (142)
Non-employee stock options                                             106                           106
Stock options exercised ...         10,854               1              48                            49
                                 ---------      ----------      ----------     ----------     ----------

Balance - December 31, 1996      3,153,030             210           1,916          7,261          9,387

Net earnings ..............                                                         2,771          2,771
Dividends ($.05 per share)                                                           (160)          (160)
Non-employee stock options                                             110                           110
Stock options exercised ...         42,412               3             225                           228
                                 ---------      ----------      ----------     ----------     ----------

Balance - December 31, 1997      3,195,442      $      213      $    2,251     $    9,872     $   12,336
                                 =========      ==========      ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                                            BALCHEM CORPORATION

                                   Consolidated Statements of Cash Flows

                                Years Ended December 31, 1997, 1996 and 1995

                                               (In thousands)


                                                                          1997          1996         1995
                                                                        -------      -------      -------
Cash flows from operating activities:

     Net earnings .................................................     $ 2,771      $ 1,927      $ 1,585
     Adjustments to reconcile net income to
     net cash provided by operating  activities:

          Depreciation and amortization ...........................       1,126        1,414          835
          Non-employee stock option compensation ..................         110          106         --
          Provision for deferred income taxes .....................        (207)        (173)          56
          Gain on sale of equipment ...............................           4           (9)          (4)
          Provision for doubtful accounts .........................         187         --           --
          Changes in assets and liabilities:
               Accounts receivable ................................        (278)         176         (557)
               Inventories ........................................        (645)          11         (571)
               Prepaid expenses and other .........................        (159)          27         (106)
               Accounts payable and accrued expenses ..............         146           12          422
               Income taxes  payable ..............................        (110)         102          (83)
               Deferred compensation payable ......................          49           19           22
                                                                        -------      -------      -------

                    Net cash flows provided by operating activities       2,994        3,612        1,599
                                                                        -------      -------      -------

Cash flows from investing activities:

     Proceeds from sale of property, plant and equipment ..........         538           10           12
     Capital expenditures .........................................      (1,115)        (975)      (1,115)
     Investments  in other assets .................................      (1,243)      (1,300)        (320)
                                                                        -------      -------      -------
                    Net cash flows used in investing activities ...      (1,820)      (2,265)      (1,423)
                                                                        -------      -------      -------

See accompanying notes to consolidated financial statements.

                                            BALCHEM CORPORATION

                                   Consolidated Statements of Cash Flows

                                Years Ended December 31, 1997, 1996 and 1995

                                               (In thousands)


                                                                          1997          1996         1995
                                                                        -------      -------      -------
Cash flows from financing activities:

     Decrease in short-term borrowings ............................        --           (354)        (388)
     Proceeds from long-term borrowings ...........................        --           --            813
     Principal payments on long-term debt .........................        (600)        (982)        (447)
     Stock options and warrants exercised .........................         228           48           53
     Dividends paid ...............................................        (142)        (110)         (86)
     Other financing activities ...................................         (13)         (11)         (10)
                                                                        -------      -------      -------
                    Net cash flows used in financing activities ...        (527)      (1,409)         (65)

Increase (decrease) in cash and cash equivalents ..................         647          (62)         111

Cash and cash equivalents beginning of year .......................          89          151           40
                                                                        -------      -------      -------

Cash and cash equivalents end of year .............................     $   736      $    89      $   151
                                                                        =======      =======      =======

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)


Note 1- Business Description and Summary Of Significant Accounting Policies

Business Description

Balchem Corporation (the "Company") is engaged in the development, manufacture and marketing of specialty performance ingredients for the food, feed and medical sterilization industries.

Principles of Consolidation

The consolidated  financial  statements include the financial  statements of the
Company  and  its  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized upon product shipment, passage of title and when all significant obligations of the Company have been satisfied.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis.

Property, Plant and Equipment and Depreciation

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

                Buildings                    15-25 Years
                Equipment                     3-12 Years

Expenditures for repairs and maintenance are charged to expense. Alterations and major overhauls that extend the lives or increase the capacity of plant assets are capitalized. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts and any resultant gain or loss is included in earnings.

Intangible Assets

Intangible assets are stated at cost and are amortized on a straight-line basis over the following estimated useful lives:

                Customer lists                                10 years
                Re-registration costs                         10 years

                               BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1997 and 1996 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Research and Development

Research and development costs are expensed as incurred.

Credit Risk

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customers' financial condition and credit histories. The majority of the Company's customers are major national or international corporations. International sales are mostly to companies in Europe and the Far East.

Stock-based Compensation

Stock-based compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. For disclosure purposes, pro forma net earnings data included in note 7 are provided in accordance with Statement of Financial Accounting Standards ("SFAS") No.123 "Accounting for Stock-Based Compensation," as if the fair value based method applied.

                               BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Net Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share." SFAS 128 established standards for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Accordingly, the accompanying net earnings per share information has been calculated and presented in accordance with the provisions of SFAS 128 and all prior periods have been restated.

Under SFAS 128, primary earnings per share is replaced by a new measure called basic net earnings per share, which excludes common stock equivalents. Basic net earnings per share, was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net earnings per share was calculated in a manner consistent with basic net earnings per share except that the weighted average number of common shares outstanding also includes the dilutive effect of stock options outstanding (using the treasury stock method).

Reclassifications

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform to the current year's presentation.

NOTE 2-INVENTORIES

Inventories at December 31, 1997 and 1996 consist of the following:

                                  1997        1996
                                 ------     ------

              Raw Materials      $  836     $  670
              Finished Goods      1,671      1,192
                                 ------     ------

                                 $2,507     $1,862
                                 ------     ------

                               BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)

NOTE 3- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1997 and 1996 are summarized as follows:

                                                  1997        1996
                                                -------     -------
             Land .........................     $    60     $    90
             Building .....................       3,947       4,399
             Equipment ....................       8,553      10,240
                                                -------     -------

                                                 12,560      14,729
             Less: Accumulated depreciation       5,215       7,200
                                                -------     -------

                                                $ 7,345     $ 7,529
                                                -------     -------

During 1997, the Company sold the fixed assets formerly used in a custom manufacturing process for approximately $538. In 1996, the Company had reduced the carrying values of these fixed assets from approximately $970 to their expected net realizable value of $540.The resulting loss of approximately $430 is included in depreciation expense for the year ended December 31, 1996.

NOTE 4- INTANGIBLE ASSETS

Intangible assets at December 31, 1997 and 1996 consist of the following:

                                                  1997        1996
                                                ------     ------

             Customer lists (note 12) ......     $2,778     $1,562
             Re-registration costs (note 12)        356        329
             Covenants not to compete ......        295        200
             Other .........................        126        127
                                                 ------     ------

                                                  3,555      2,218
             Less: Accumulated amortization         630        262
                                                ------     ------

                                                 $2,925     $1,956
                                                ------     ------

                               BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)

The Company has entered into non-compete agreements with two former officers of the Company. The Company has recorded the present value of the future monthly payments under these agreements as a deferred charge and is amortizing such amount over the terms of the respective agreements.

The Company is in the process of re-registering a product it sells for sterilization of medical devices and other uses. The re-registration requirement is a result of a congressional enactment during 1988 requiring the re-registration of this product and all other products that are used as pesticides. The Company, in conjunction with one other company, has been conducting the required testing under the direction of the Environmental Protection Agency ("EPA"). Testing has concluded and the EPA has stated that it anticipates completing re-registration for this product in 2000. The Company's management believes it will be successful in obtaining re-registration for the product as it has met the EPA's requirements thus far although, no assurance can be given. Additionally, the product is used as a sterilant with no known substitute. Management believes absence of availability of this product could not be easily tolerated by the medical device manufacturers and the health care industry due to the resultant infection potential if the product were unavailable.

NOTE 5 - LONG-TERM DEBT & CREDIT AGREEMENTS

The Company has borrowings under a term loan agreement with a bank of $1,500 and $2,100 at December 31, 1997 and 1996, respectively. Borrowings under the term loan, which matures on December 31, 2000, bear interest at LIBOR plus 0.5%
(6.31%  at  December  31,   1997)  and  are  secured  by  accounts   receivable,
inventories, equipment and all personal property of the Company. Certain provisions of the term loan limit the payment of dividends, require maintenance of certain financial ratios, limit future borrowings and impose certain other conditions as contained in the agreement.

As of December 31, 1997, long-term debt matures as follows:



                   1998          $  700
                   1999             600
                   2000             200
                                 ------

                  Total          $1,500
                                 ------

The Company also has a $2,000 short-term line of credit with a bank that bears interest at prime (8.5% at December 31, 1997). There were no outstanding borrowings under the line of credit on December 31, 1997 or 1996. The line of credit expires on June 30, 1998 and is secured by a blanket lien on the Company's assets. The Company intends to renew the line of credit in 1998.

                               BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)

NOTE 6 - INCOME TAXES

Income tax expense (benefit) attributable to earnings before income taxes consists of the following:

                                         1997         1996         1995
                                       -------      -------      -------
        Current:

             Federal .............     $ 1,476      $ 1,076      $   743
             State ...............         187           87           44

        Deferred:

             Federal .............        (186)        (186)          42
             State ...............         (21)          13           14
                                       -------      -------      -------

        Total income tax provision     $ 1,456      $   990      $   843
                                       -------      -------      -------

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 34% to income before income taxes for the following reasons:

                                          1997         1996          1995
                                        -------      -------      -------
     Income tax at Federal
          Statutory rate ...........     $ 1,437      $   992      $   825
     State income taxes, net of
          Federal income tax benefit         109           66           38
     Other .........................         (90)         (68)         (21)
                                         -------      -------      -------

     Total income tax provision ....     $ 1,456      $   990      $   842
                                         -------      -------      -------


                               BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                            1997     1996
                                                            ----     ----
      Deferred tax assets:

           Amortization ...............................     $ 62     $ 21
           Inventory valuation - uniform capitalization      177      118
           Deferred compensation ......................      136       58
           Non-employee stock options .................       80       39
           Allowance for doubtful accounts ............       71      --
           Other ......................................       38       27
                                                            ----     ----

                Total deferred tax assets .............      564      263
                                                            ----     ----

      Deferred tax liabilities:

           Depreciation ...............................      740      646
                                                            ----     ----

                Total deferred tax liabilities ........      740      646
                                                            ----     ----

                 Net deferred tax liability ...........     $176     $383
                                                            ----     ----

There is no allowance for deferred tax assets at December 31, 1997 and 1996. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amounts of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                               BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)

NOTE 7 - STOCKHOLDERS' EQUITY

The Company has an incentive stock option plan (the "ISO Plan") under which officers and certain key employees may be granted options to purchase shares of common stock exercisable at prices equal to the fair market value at the date of grant. Options generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant. During 1996, the Company extended the expiration period of the options from five years to ten years from the date of grant. At December 31, 1997, 187,500 shares of common stock were reserved for issuances under the plan.


A summary of incentive stock option plan transactions for 1997, 1996 and 1995 under this plan is as follows:

                                                 # of      Weighted Average
                          1997                   Shares     Exercise Price
                          ----                   ------     --------------
          Outstanding at beginning of year       98,487      $      6.50
          Granted ........................       72,950      $     16.15
          Exercised ......................      (42,412)     $      5.38
          Terminated or expired ..........       (3,190)     $      8.58
                                               --------
          Outstanding at end of year .....      125,835      $     12.42
                                               --------
          Exercisable at end of year .....       53,001      $     10.06
                                               --------

                                                 # of      Weighted Average
                          1996                   Shares     Exercise Price
                          ----                   ------     --------------
          Outstanding at beginning of year       99,795      $      5.73
          Granted ........................       24,000      $      8.53
          Exercised ......................      (10,854)     $      4.45
          Terminated or expired ..........      (14,454)     $      6.13
                                               --------
          Outstanding at end of year .....       98,487      $      6.50
                                               --------
          Exercisable at end of year .....       46,437      $      5.02
                                               --------

                               BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)

                                                 # of      Weighted Average
                          1995                   Shares     Exercise Price
                          ----                   ------     --------------
          Outstanding at beginning of year       99,126      $      4.66
          Granted ........................       22,125      $      9.38
          Exercised ......................      (17,345)     $      2.47
          Terminated or expired ..........       (4,111)     $      4.68
                                               --------
          Outstanding at end of year .....       99,795      $      5.73
                                                --------
          Exercisable at end of year .....       43,435      $      4.41
                                               --------

Information related to stock options outstanding under the ISO Plan at December 31, 1997 is as follows:

                                                        Options Outstanding            Options Exercisable
                                                  ----------------------------       ---------------------------
                                                  Weighted Average
                                                    Remaining        Weighted                          Weighted
                                                  Contractual         Average                          Average
        Range of Exercise          Shares             Life           Exercise          Number          Exercise
            Prices               Outstanding          Price           Price          Exercisable         Price
            ------               -----------          -----           -----          -----------         -----
       $  3.75 - $  4.83           12,327           5.0 years       $   4.12            12,327        $   4.12
       $  6.00 - $  9.38           40,558           8.1 years           8.24            20,674            7.73
         $16.13 - $17.63           72,950           9.8 years          16.15            20,000           16.13
                                  -------           ---------       --------            ------        --------
                                  125,835           8.8 years       $  12.42            53,001        $  10.06
                                  -------           ---------       --------            ------        --------

The Company applies APB Opinion No. 25 in accounting for its ISO Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant dates for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                               BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)


                                        1997          1996          1995
                                        ----          ----          ----

      Net Earnings

           As Reported .........     $   2,771     $   1,927     $   1,585
           Pro forma ...........     $   2,611     $   1,916     $   1,584
      Earnings per share

           As Reported - Basic .     $     .88     $     .61     $     .51
           Pro forma - Basic ...     $     .83     $     .61     $     .51
           As Reported - Diluted     $     .86     $     .60     $     .50
           Pro forma - Diluted .     $     .81     $     .60     $     .50

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 ,1996 and 1995, respectively: dividend yield of .44%,.37%, and .17%; expected volatility of 32%,14% and 27%; risk-free interest rates of 6.5%, 6.0% and 6.0% and expected life of six years for all years. The weighted average fair values of options granted during the years 1997, 1996 and 1995 were $7.78, $2.57 and $2.79, respectively. Pro forma net earnings reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 has not been considered.

The Company has a non-statutory stock option plan (the "Plan") under which directors of the Company may be granted options to purchase shares of common stock exercisable at prices equal to the fair market value at the date of grant. The Company has reserved 94,166 shares of common stock for issuance under this Plan. During 1996, the Company extended the expiration period from five years to ten years after the date of grant. A summary of these stock options for 1997, 1996 and 1995 is as follows:

                               BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)

                                                 # of       Weighted Average
                          1997                  Shares       Exercise Price
                          ----                  ------       --------------
           Outstanding at beginning of year      46,079      $      6.53
           Granted ........................      15,230      $     17.63
           Terminated or expired ..........        --                --
                                               --------
           Outstanding at end of year .....      61,309      $      9.29
                                               --------
           Exercisable at end of year .....      61,309      $      9.29
                                               --------
                                                # of       Weighted Average
                          1996                  Shares       Exercise Price
                          ----                  ------       --------------
           Outstanding at beginning of year      35,607      $      5.95
           Granted ........................      10,472      $      8.50
           Terminated or expired ..........        --                --
                                               --------
           Outstanding at end of year .....      46,079      $      6.53
                                               --------
           Exercisable at end of year .....      46,079      $      6.53

                                                # of       Weighted Average
                          1995                  Shares       Exercise Price
                          ----                  ------       --------------
           Outstanding at beginning of year      32,457      $      4.65
           Granted ........................       7,922      $      9.00
           Terminated or expired ..........      (4,772)     $      2.13
                                               --------
           Outstanding at end of year .....      35,607      $      5.95
                                               --------
           Exercisable at end of year .....      35,607      $      5.95

                              BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)

Information related to stock options outstanding under the Plan at December 31, 1997 is as follows:

                                                      Options Outstanding              Options Exercisable
                                                -----------------------------         -------------------------
                                                Weighted Average      Weighted                       Weighted
                                                   Remaining           Average                        Average
      Range of Exercise           Shares          Contractual         Exercise          Number        Exercise
            Prices               Outstanding          Life               Price        Exercisable      Price
            ------               -----------          ----               -----        -----------      -----
       $  3.67 - $  6.00           27,685           5.9 years       $   5.08            27,685        $   5.08
       $  8.50 - $  9.00           18,394           8.6 years           8.72            18,394            8.72
                  $17.63           15,230          10.0 years          17.63            15,230           17.63
       -----------------           ------          ----------       --------            ------        --------
                                   61,309           7.7 years       $   9.29            61,309        $   9.29

In addition, the Company has entered into an agreement with a consultant to receive stock options in lieu of payment for services rendered to the Company. A total of 30,000 shares of stock have been reserved under this agreement. At December 31, 1997, a total of 22,500 shares were issued and exercisable under this agreement.

The adoption of SFAS No.123 "Accounting for Stock-Based Compensation" has resulted in a charge to income and corresponding increase to paid-in capital of approximately $110 and $106 for options granted in 1997 and 1996, respectively, to non-employees (including directors) in exchange for their services. The fair value of each option grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions  used for grants in 1997 and 1996,  respectively:  dividend yield of
 .44% and .37%; expected volatility of 32% and 14%; risk-free interest rates of 6.5% and 6.0%; and expected life of six and ten years. The weighted average fair values of options granted during the years 1997 and 1996 were $7.23 and $10.11, respectively.

NOTE 8 - NET EARNINGS PER SHARE

Net earnings per share are calculated in accordance with SFAS No.128 "Earnings Per Share". The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per share:

                                                                              Number of              Shares
                                                               Income           Shares              Per Share
                         1997                               (Numerator)      (Denominator)           Amount
                         ----                               -----------      -------------           ------
Basic EPS - Net earnings and weighted average common
shares outstanding                                           $  2,771           3,161,836              $.88

Effect of dilutive securities - stock options                                      63,601
                                                                                ---------
Diluted EPS: - Net earnings and weighted average
common shares outstanding and effect of stock options        $  2,771           3,225,437              $.86
                                                             --------           ---------              ----

                              BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)

                                                                              Number of              Shares
                                                               Income           Shares              Per Share
                         1996                               (Numerator)      (Denominator)           Amount
                         ----                               -----------      -------------           ------
Basic EPS - Net earnings and weighted average common
shares outstanding                                           $  1,927           3,144,333              $.61

Effect of dilutive securities - stock options                                      47,737
                                                                                ---------
Diluted EPS: - Net earnings and weighted average
common shares outstanding and effect of stock options        $  1,927           3,192,070             $.60

                                                                             Number of              Shares
                                                               Income           Shares              Per Share
                         1995                               (Numerator)      (Denominator)           Amount
                         ----                               -----------      -------------           ------
Basic EPS - Net earnings and weighted average common
shares outstanding                                           $  1,585           3,124,763               $.51

Effect of dilutive securities - stock options                                      46,476
                                                                                ---------
Diluted EPS: - Net earnings and weighted average
common shares outstanding and effect of stock options        $  1,585           3,171,239               $.50

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has a defined contribution pension plan that covers substantially all employees. Pension plan contributions for 1997, 1996 and 1995 were $149, $283 and $138, respectively. In 1996, the Company took a one-time charge to earnings of $165 in order to convert the accounting for the pension plan to the accrual basis.

The Company also has a 40l(k) savings plan that covers substantially all employees. 401(k) savings plan contributions for 1997, 1996 and 1995 were $95, $83 and $65, respectively.

Effective January 1, 1998, the Company terminated its defined contribution pension plan and amended its 401(k) savings plan. Assets of the terminated defined contribution pension plan were merged into an enhanced 401(k)/profit sharing plan.

NOTE 10 - SALES INFORMATION AND BUSINESS CONCENTRATIONS

Export  sales  for  1997,  1996  and  1995  were  $2,794,   $2,990  and  $3,093,
respectively. A customer accounted for 13%, 11% and 8% of the Company's net sales for 1997, 1996 and 1995, respectively.

                              BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)

NOTE 11 - LEASES

The Company leases most of its vehicles and office equipment under noncancelable operating leases, which expire at various times through 2003. Rent expense charged to operations under such lease agreements for 1997, 1996 and 1995 aggregated approximately $334, $221 and $203, respectively. Aggregate future minimum rental payments required under noncancelable operating leases at December 31, 1997 are as follows:

                     Year
                     ----

                     1998              $ 245
                     1999                225
                     2000                187
                     2001                111
                     2002                 57
                  Thereafter              27
                                       -----
           Total minimum lease
           payments                    $ 852
                                       -----


NOTE 12 - COMMITMENTS
AND CONTINGENCIES

On June 16, 1994, the Company purchased certain tangible and intangible assets for one of its packaged specialty ingredients for $1,500 in cash. As detailed in the agreement as amended, the Company is also required to pay contingent amounts to compensate the seller for the purchase of the seller's customer list. The amount payable to the seller is based on the profits derived from the sale of the specialty packaged ingredient. Amounts allocated to the customer list are being amortized on a straight-line basis over its remaining estimated useful life through 2004. Additional amounts paid under the agreement and capitalized during the years ended December 31, 1997 and 1996 aggregated $1,216 and $1,124, respectively.

NOTE 13 - SUPPLEMENTAL
CASH FLOW INFORMATION

Cash paid during the year for:

                            1997          1996          1995
                            ----          ----          ----
Income taxes            $   1,868     $   1,034     $    896
Interest                $     164     $     266     $    342

In connection with a non-compete agreement entered into with a former officer of the Company, the Company recorded an intangible asset and increased other liabilities in an amount of $95.

                             BALCHEM CORPORATION

                   Notes to Consolidated Financial Statements
           (All amounts in thousands, except share and per share data)

NOTE 14 - OTHER MATTERS

In December 1995, the Company formalized plans to end its relationship with a customer whose products were custom manufactured at its Green Pond, South Carolina facility. The plans, implemented in early 1996, called for reductions in the workforce, return of the customer's raw materials and equipment, and preparation for the sale of certain fixed assets used in the custom manufacturing process. The amount charged to operations in 1995 for the costs associated with this transaction was $159.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The required information is set forth in Registrant's Form 8-K dated January 9, 1997.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of Registrant; Compliance with Section 16(a) of the Exchange Act


(a)      Directors of the Company.

                  The required information is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 1998 ("Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(b)      Executive Officers of the Company.

                  The required information is set forth in the Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act.

                  The required information is set forth in the Proxy statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is hereby incorporated herein by reference.

Item 10. Executive Compensation

                  The information required by this Item is set forth in the Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                  The information required by this Item is set forth in the Proxy Statement under the caption "Directors and Executive Officers", which information is hereby incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

                  The information required by this Item is set forth in the Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

         (3)(i) Articles of Amendment to Articles of Restatement (replacing Articles of Incorporation of registrant, as previously filed), incorporated by reference from the December 31, 1988 Form 10-K filed with the Commission.

         (3)(ii) By-laws of registrant, as amended on December 6, 1985, incorporated by reference from the Form 10-K filed with the Commission on March 27, 1986.

         (23)(i)  Consent of KPMG Peat Marwick LLP, Independent Auditors

         (23)(ii) Consent of Judelson, Giordano, Siegel, P.C.

         (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

                  In accordance with Section 13 or 15(d) of the Exchange Act, Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BALCHEM CORPORATION

                                         By:/s/ Dino A. Rossi
                                         Dino A. Rossi, President,
                                         Chief Executive Officer

                                         Date: March 27, 1998

                  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                                         By:  /s/ Dino A. Rossi
                                              -----------------
                                              Dino A. Rossi, President,
                                              Chief Executive Officer and
                                              Director
                                              Date: March 27, 1998

                                         By:  /s/ Donald E. Alguire
                                              ---------------------
                                              Donald E. Alguire, Director
                                              Date:March 25, 1998

                                         By:  /s/ John E. Beebe
                                              -----------------
                                              John E. Beebe, Director
                                              Date:March 19, 1998

                                         By:  /s/ Francis X. McDermott
                                              ------------------------
                                              Francis X. McDermott, Director
                                              Date: March 27, 1998

                                         By:  /s/ Kenneth P. Mitchell
                                              -----------------------
                                              Kenneth P. Mitchell, Director
                                              Date: March 27, 1998

                                         By:  /s/ Paul F. Mosher
                                              ------------------
                                              Paul F. Mosher, Director
                                              Date: March 22, 1998

                                         By:  /s/ Carl R. Pacifico
                                              --------------------
                                              Carl R. Pacifico, Director
                                              Date:March 18, 1998

                                         By:  /s/ Israel Sheinberg
                                              --------------------
                                              Israel Sheinberg, Director
                                              Date: March 27, 1998

                                         By:  /s/ Leonard J. Zweifler
                                              -----------------------
                                             Leonard J. Zweifler, Director
                                              Date:March 18, 1998