Form 10-Q
period 1998-03-31
BALCHEM CORP
filed 1998-05-15
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1998                      COMMSSION FILE NO. 1-13648

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

                     YES  [  X  ]          NO    [    ]


As of May 12, 1998 , Registrant had 3,203,274 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I Financial Information

                                         BALCHEM CORPORATION
                                     Consolidated Balance Sheets
                           (In thousands, except share and per share data)


                                                                              Unaudited
                              Assets                                    March 31,      December 31,
                                                                          1998             1997
                                                                        -------          -------

Current assets:
    Cash and cash equivalents ................................          $   568          $   736
    Trade accounts receivable, less allowance for doubtful
          accounts ...........................................            3,972            3,061
    Inventories ..............................................            3,242            2,507
    Prepaid expenses .........................................              319              513
    Deferred income taxes ....................................              337              305
    Other current assets .....................................             --                165
                                                                        -------          -------
       Total current assets ..................................            8,438            7,287
                                                                        -------          -------

Property, plant and equipment, net of accumulated depreciation            7,253            7,345

Intangible assets, net of accumulated amortization ...........            3,117            2,925
Other assets .................................................               29               36
                                                                        -------          -------

            Total assets .....................................          $18,837          $17,593
                                                                        =======          =======

See accompanying notes to consolidated financial statements.

                                         BALCHEM CORPORATION
                                     Consolidated Balance Sheets
                           (In thousands, except share and per share data)

                                                                           Unaudited
                                                                           ---------
                                                                     March 31,  December 31,
                                                                       1998          1997
                                                                      -------     -------
                           Liabilities and Stockholders' Equity
                           ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses ......................     $ 3,199     $ 2,657
     Dividends payable ..........................................        --           160
     Income taxes payable .......................................         341        --
     Current portion of  long-term debt .........................         600         700
     Current portion of other long-term obligations .............          50          50
                                                                      -------     -------
        Total current liabilities ...............................       4,190       3,567
                                                                      -------     -------

Long-term debt ..................................................         550         800
Deferred income taxes ...........................................         465         481
Deferred  compensation ..........................................         135         143
Other long-term obligations .....................................         253         266
                                                                      -------     -------
                                                                        1,403       1,690
                                                                      -------     -------

            Total liabilities ...................................       5,593       5,257
                                                                      -------     -------
Stockholders' equity:
    Preferred stock, $25 par value. Authorized 2,000,000
          shares; none issued and outstanding
    Common stock, $.06 2/3 par value. Authorized 10,000,000
          shares; issued and outstanding 4,803,821 shares at
          March 31, 1998 and 4,793,163 shares at December 31,1997         320         320
    Additional paid-in capital ..................................       2,221       2,144
    Retained earnings ...........................................      10,703       9,872
                                                                      -------     -------
       Total stockholders' equity ...............................      13,244      12,336
                                                                      -------     -------

Commitments and contingencies
            Total liabilities & stockholders' equity ............     $18,837     $17,593
                                                                      =======     =======

See accompanying notes to consolidated financial statements.

                        BALCHEM CORPORATION
               Consolidated Statements of Operations
               (In thousands, except per share data)


                                                                  Unaudited
                                                                  ---------
                                                             Three Months Ended
                                                           March 31,  December 31,
                                                             1998         1997
                                                            ------        ------
Net sales ..........................................        $7,735        $6,835

Cost of sales ......................................         4,405         3,765
                                                            ------        ------

Gross margin .......................................         3,330         3,070
Operating expenses:
      Selling expenses .............................           852           814
      Research and development expenses ............           284           255
      General and administrative expenses ..........           882           807
                                                            ------        ------
          Total operating expenses .................         2,018         1,876

Income from operations .............................         1,312         1,194
                                                            ------        ------


Other expenses - net:
      Interest expense .............................            28            43
      Other expense - net ..........................            13            22
                                                            ------        ------

          Total other expenses - net ...............            41            65
                                                            ------        ------

Earnings before income taxes .......................         1,271         1,129

      Income taxes .................................           440           412
                                                            ------        ------

Net earnings .......................................        $  831        $  717
                                                            ======        ======

Basic net earnings per common share (Notes 3 and 4)         $ 0.17        $ 0.15
                                                            ======        ======

Diluted net earnings per common share (Notes 3 and 4)       $ 0.17        $ 0.15
                                                            ------        ------

See accompanying notes to consolidated financial statements.

                                    BALCHEM CORPORATION
                           Consolidated Statements of Cash Flows
                                      (In thousands)
                                                                            Unaudited
                                                                            ---------
                                                                       Three Months Ended
                                                                             March 31,
                                                                         1998       1997
                                                                        -----      -----
Cash flows from operating activities:
     Net earnings..................................................     $ 831      $ 717

     Adjustments to reconcile net income to
     net cash provided by operating  activities:

          Depreciation and amortization ...........................       333        225
          Non-employee stock option compensation ..................        29         24
          Provision for deferred income taxes .....................       (48)       (43)
          Non-cash compensation ...................................        54
          Loss on sale of equipment................................        19
           Changes in assets and liabilities:
               Accounts receivable ................................      (911)      (531)
               Inventories ........................................      (735)      (182)
               Prepaid expenses and other .........................       359        200
               Accounts payable and accrued expenses ..............       521       (154)
               Income taxes  payable ..............................       341        327
               Deferred compensation payable ......................        (8)        84
               Other long-term obligations ........................       (10)        (3)
                                                                        -----      -----
                    Net cash flows provided by operating activities       775        664
                                                                        -----      -----
Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment ..........        15
     Capital expenditures .........................................      (156)      (310)
     Investments  in other assets .................................      (312)      (268)
                                                                        -----      -----

                    Net cash flows used in investing activities...       (453)      (578)

Cash flows from financing activities:
     Principal payments on long-term debt..........................      (350)
     Stock options and warrants exercised .........................        22          2
     Dividends paid ...............................................      (159)      (142)
     Other financing activities ...................................        (3)        (3)
                                                                        -----      -----
                    Net cash flows used in financing activities ...      (490)      (143)
                                                                        -----      -----
Decrease in cash and cash equivalents .............................      (168)       (57)

Cash and cash equivalents beginning of year .......................       736         89
                                                                        -----      -----
Cash and cash equivalents end of year .............................     $ 568      $  31
                                                                        =====      =====

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1997 Annual Report on Form 10-KSB and should be read in conjunction with the notes to consolidated financial statements which appear in that report.

In the opinion of management, the unaudited Consolidated Financial Statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - INVENTORIES

Inventories at March 31, 1998 and December 31, 1997 consist of the following:

                            March 31,       December 31,
                              1998              1997
                          ------------     -------------

Raw Materials             $      1,360     $         836
Finished Goods                   1,882             1,671
                          ------------     -------------
                          $      3,242     $       2,507

NOTE 3 - NET EARNINGS PER SHARE

Net earnings per share are calculated in accordance with SFAS No.128 "Earnings Per Share". The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per share:

                                                                               Number of
                                                              Income            Shares         Per Share
Three months ended March 31, 1998                           (Numerator)      (Denominator)       Amount
---------------------------------                           -----------      -------------       ------
Basic EPS - Net earnings and weighted average common
shares outstanding .................................          $     831        4,798,180        $   .17

Effect of dilutive securities - stock options ......                              82,509
                                                                               ---------        -------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options ............................          $     831        4,880,689        $   .17

                                                                               Number of
                                                              Income            Shares         Per Share
Three months ended March 31, 1997                           (Numerator)      (Denominator)       Amount
---------------------------------                           -----------      -------------       ------
Basic EPS - Net earnings and weighted average common
shares outstanding .................................          $     717        4,729,706        $   .15

Effect of dilutive securities - stock options ......                              39,484
                                                                               ---------        -------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options ............................          $     717        4,769,190        $   .15


NOTE 4 - SUBSEQUENT EVENT

On May 2, 1998, the Board of Directors of the Company approved a three-for-two split of the Company's common stock to be distributed in the form of a stock dividend to shareholders of record on May 15, 1998. Such distribution will be made on June 3, 1998. Accordingly, the stock split has been recognized by reclassifying $106, the par value of the additional shares resulting from the split, from additional paid-in capital to common stock. All references to number of common shares and per share amounts except shares authorized in the accompanying consolidated financial statements have been retroactively adjusted to reflect the effect of the stock split.

                      Management's Discussion and Analysis

                        (All dollar amounts in thousands)

Results of Operations:

Three months ended March 31, 1998 as compared with three months ended March 31, 1997

Total revenues for the three months ended March 31, 1998 were $7,735 as compared to $6,835 for the three months ended March 31, 1997, an increase of 13% or $900. The increase in revenue is primarily attributable to increased volumes for the specialty products business and the food encapsulation business in domestic markets.

Cost of sales increased 2 % as a percentage of sales for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increase in cost of sales as a percentage of sales is primarily attributable to higher costs related to the increased volumes of certain products sold during the three months ended March 31, 1998.

Operating expenses for the three months ended March 31, 1998 increased to $2,018 from $1,876 for the three months ended March 31, 1997. The increase in operating expenses is primarily the result of an increase in costs associated with the Company's medical plan and increased recruiting and relocation expense.

Income from operations for the three months ended March 31, 1998 was $1,312 as compared to $1,194 for the three months ended March 31, 1997, an increase of 10% or $118.

Net earnings were $831 for the three months ended March 31, 1998 as compared to $717 for the three months ended March 31, 1997, an increase of 16%, or $114. Interest expense for the three months ended March 31, 1998 totaled $28 as compared to $43 for the three months ended March 31, 1997. The decrease in interest expense is the result of reduced debt.

Liquidity and Capital Resources

Cash flow from operating activities provided approximately $775 for the three months ended March 31, 1998 as compared to $664 for the three months ended March 31, 1997. Over the last three years, operating cash flow has totaled approximately $9,038. Improvements in cash flow over this period of time have provided the Company with the ability to reduce long-term debt and to meet both its operating and investment objectives.

Capital expenditures were $156 for the three months ended March 31, 1998. The Company has undertaken a plant expansion for its encapsulated choline chloride product line. The increased capacity should be on-line early in the third quarter, which will coincide with the expected increase in market requirements at that time. Capital expenditures are projected to be approximately $1,300 for 1998.

The Company has capitalized approximately $316 for the three months ended March 31, 1998 and $1,216 in 1997 in connection with the 1994 purchase of a customer list for the Company's ethylene oxide business. The amount contingently payable to the seller involves a complex formula based upon revenues generated by a specialty packaged ingredient. Payments of similar magnitude are projected for each of the quarters for the remainder of 1998.The agreement terminates in June 2004.

Long-term debt has been reduced by approximately $350 during the three months ended March 31, 1998.

The Company knows of no demands, commitments, events or uncertainties for its liquid assets that will materially affect its liquidity. The Company currently has $2,000 in committed, but unutilized credit available to it by its principal bank (which funds are being reserved for future working capital needs and undefined business opportunities).

Impact of Recent Accounting Standards

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No.131, "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Company is currently evaluating the effect that SFAS 131 will have on segment reporting disclosures. These statements address presentation and disclosure matters and will have no impact on the Company's financial position or results of operations. As required by Statement 131 and Statement 132, compliance with the respective reporting disclosures will be reflected in the Company's 1998 Form 10-K.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of this SOP is not expected to have a material effect on the Company's financial position or results of operations.

Also in April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-up Activities". This SOP requires companies to expense certain costs such as pre-operating expenses and organizational costs associated with the company's start-up activities, and is effective years beginning after December 15, 1998. Adoption of this SOP is not expected to have a material effect on the Company's financial position or results of operations.

Part II Other Information:

Item 6. Exhibits and Reports on Form 8-K

(a)      There were no exhibits.
(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      BALCHEM CORPORATION



                                                By:  /s/ Dino A. Rossi
                                                      --------------------
                                                      Dino A. Rossi, President,
                                                      Chief Executive Officer

                                                      Date: May 15, 1998