Form 10-Q/A
period 1998-03-31
BALCHEM CORP
filed 1998-05-21
CIK 9326

FORM 10-/A

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

                     YES  [  X  ]          NO    [    ]


As of May 12, 1998, Registrant had 3,203,274 shares of its Common Stock, $.06 2/3 par value, outstanding.

Balchem Corporation's March 31, 1998 Form 10-Q is hereby amended to correct the date disclosed on the Consolidated Statements of Operations from the "Three Months Ended December 31, 1997" to the "Three Months Ended March 31, 1997".

                        BALCHEM CORPORATION
               Consolidated Statements of Operations
               (In thousands, except per share data)


                                                                  Unaudited
                                                                  ---------
                                                             Three Months Ended
                                                                  March 31,
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

        Date: May 21, 1998