Form 10-Q
period 1998-06-30
BALCHEM CORP
filed 1998-08-14
CIK 9326

FORM 10-Q

(Mark One)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
  [ X ]          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of Registrant as specified in its charter)

        Maryland                                         13-2578432
--------------------------------                     ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

P.O. Box 175
Slate Hill, New York                                          10973
----------------------------------------                     --------
(Address of principal executive offices)                     Zip Code

Registrant's telephone number, including
area code:                                                    914-355-5300
----------------------------------------                      ------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to filing requirements for the past 90 days.

                  Yes       [ X ]          No       [  ]

As of August 7, 1998, Registrant had 4,862,756 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I Financial Information

                               BALCHEM CORPORATION

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                                         Unaudited
                                                                   ----------------------
                                                                   June 30,   December 31,
                        Assets                                       1998        1997
                        ------                                       ----        ----
Current assets:
    Cash and cash equivalents ................................     $    58     $   736
    Trade accounts receivable, less allowance for doubtful
          accounts ...........................................       3,184       3,061
    Inventories ..............................................       3,011       2,507
    Prepaid expenses .........................................         309         513
    Income taxes receivable ..................................         115

    Deferred income taxes ....................................         322         305
    Other current assets .....................................                     165
                                                                   -------     -------
       Total current assets ..................................       6,999       7,287
                                                                   -------     -------

Property, plant and equipment, net of accumulated depreciation       7,660       7,345

Intangible assets, net of accumulated amortization ...........       6,680       2,925
Other assets .................................................          21          36
                                                                   -------     -------

            Total assets .....................................     $21,360     $17,593
                                                                   =======     =======

                                 BALCHEM CORPORATION

                             Consolidated Balance Sheets

                    (In thousands, except share and per share data)

                                                                            Unaudited
                                                                    ------------------------
                                                                     June 30,   December 31,
               Liabilities and Stockholders' Equity                    1998         1997
               ------------------------------------                    ----         ----
Current liabilities:
     Accounts payable and accrued expenses ....................     $  2,057     $  2,657
     Dividends payable ........................................                      (160)
     Short term revolver ......................................          125
     Current portion of  long-term debt .......................        1,200          700
     Current portion of other long-term obligations ...........           50           50
                                                                    --------     --------
        Total current liabilities .............................        3,432        3,567
                                                                    --------     --------
Long-term debt ................................................        2,750          800
Deferred income taxes .........................................          457          481
Deferred  compensation ........................................          132          143
Other long-term obligations ...................................          239          266
                                                                    --------     --------
                                                                       3,578        1,690
                                                                    --------     --------

            Total liabilities .................................        7,010        5,257
                                                                    --------     --------

Stockholders' equity:
    Preferred stock, $25 par value. Authorized 2,000,000
          shares; none issued and outstanding
    Common stock, $.06 2/3 par value. Authorized 10,000,000
          shares; issued and outstanding 4,854,631 shares at
         June 30, 1998 and 4,793,163 shares at December 31,1997          324          320
    Additional paid-in capital ................................        2,570        2,144
    Retained earnings .........................................       11,456        9,872
                                                                    --------     --------
       Total stockholders' equity .............................       14,350       12,336
                                                                    --------     --------
Commitments and contingencies

            Total liabilities & stockholders' equity ..........     $ 21,360     $ 17,593
                                                                    ========     ========

                                             BALCHEM CORPORATION

                                    Consolidated Statements of Operations

                                    (In thousands, except per share data)

                                                                Unaudited                  Unaudited
                                                                ---------                  ---------
                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                            1998          1997          1998         1997
                                                          --------      --------      --------     --------
Net sales ...........................................     $  7,220      $  7,308      $ 14,953     $ 14,143

Cost of sales .......................................        4,313         4,126         8,832        7,969
                                                          --------      --------      --------     --------

Gross margin ........................................        2,907         3,182         6,121        6,174
Operating expenses:
     Selling expenses ...............................          669           820         1,406        1,558
     Research and development expenses ..............          240           287           524          541
     General and administrative expenses ............          799           808         1,681        1,615
                                                          --------      --------      --------     --------
         Total operating expenses ...................        1,708         1,915         3,611        3,714
                                                          --------      --------      --------     --------

Income from operations ..............................        1,199         1,267         2,510        2,460

Other expenses - net:

     Interest expense ...............................           17            44            38           84
     Other (income) expense - net ...................           (1)          (29)           19           (5)
                                                          --------      --------      --------     --------
         Total other expenses - net .................           16            15            57           79
                                                          --------      --------      --------     --------

Earnings before income taxes ........................        1,183         1,252         2,453        2,381

     Income taxes ...................................          430           390           869          802
                                                          --------      --------      --------     --------

Net earnings ........................................     $    753      $    862      $  1,584     $  1,579
                                                          ========      ========      ========     ========

Basic net earnings per common share (notes 3 and 4) .     $   0.16      $   0.18      $   0.33     $   0.33
                                                          ========      ========      ========     ========

Diluted net earnings per common share (notes 3 and 4)     $   0.15      $   0.18      $   0.32     $   0.33
                                                          ========      ========      ========     ========

                                             BALCHEM CORPORATION
                                    Consolidated Statements of Cash Flows
                                               (In thousands)
                                                                                             Unaudited
                                                                                             ---------
                                                                                          Six Months Ended
                                                                                             June 30,
                                                                                         1998         1997
                                                                                       -------      -------
Cash flows from operating activities:
     Net earnings ................................................................     $ 1,584      $ 1,579
     Adjustments to reconcile net income to
     net cash provided by operating  activities:

          Depreciation and amortization ..........................................         675          524
          Non-employee stock option compensation .................................          48           84
          Employee stock option compensation .....................................          91
          Provision for deferred income taxes ....................................         (41)         (45)
          Non-cash compensation ..................................................          99
          Loss on sale of equipment ..............................................          19            4
          Changes in assets and liabilities:
               Accounts receivable ...............................................        (123)        (305)
               Inventories .......................................................        (504)        (453)
               Prepaid expenses and other ........................................         369          134
               Accounts payable and accrued expenses .............................        (633)        (103)
               Income taxes receivable / payable .................................        (115)         (46)
               Deferred compensation payable .....................................         (11)          78
               Other long-term obligations .......................................         (20)         (26)
                                                                                       -------      -------
                    Net cash flows provided by operating activities ..............       1,438        1,425
                                                                                       -------      -------
Cash flows from investing activities:

     Proceeds from sale of property, plant and equipment .........................          15          538
     Capital expenditures ........................................................        (771)        (774)
     Investments  in other assets ................................................      (4,008)        (577)
                                                                                       -------      -------

                    Net cash flows used in investing activities ..................      (4,764)        (813)
                                                                                       -------      -------
Cash flows from financing activities:
     Net borrowings under short-term revolver ....................................         125          155
     Proceeds from long-term debt ................................................       3,000
     Principal payments on long-term debt ........................................        (550)        (400)
     Stock options and warrants exercised ........................................         240            8
     Dividends paid ..............................................................        (160)        (142)
     Other financing activities ..................................................          (7)          (6)
                                                                                       -------      -------
                    Net cash flows provided by (used in) financing activities ....       2,648         (385)
                                                                                       -------      -------

Change in cash and cash equivalents ..............................................        (678)         227
Cash and cash equivalents beginning of year ......................................         736           89
                                                                                       -------      -------
Cash and cash equivalents end of year ............................................     $    58      $   316
                                                                                       =======      =======

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

In the opinion of management, the unaudited Consolidated Financial Statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - INVENTORIES

Inventories at June 30, 1998 and December 31, 1997 consist of the following:

                                                      June 30,      December 31,
                                                        1998            1997
                                                      ------           ------
 Raw Materials .........................              $  972           $  836
 Finished Goods .........................              2,039            1,671
                                                      ------           ------
                                                      $3,011           $2,507
                                                      ======           ======

NOTE 3 - NET EARNINGS PER SHARE

Net earnings per share are calculated in accordance with SFAS No.128 "Earnings Per Share." The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per share:

                                                                     Number of
                                                    Income            Shares      Per Share
Three months ended June 30, 1998                  (Numerator)     (Denominator)     Amount
--------------------------------                  -----------     -------------     ------
Basic EPS - Net earnings and weighted
average common shares outstanding ...........     $      753         4,826,696     $   .16

Effect of dilutive securities - stock options                          114,762
                                                                     ---------
Diluted EPS - Net earnings and
weighted  average common shares
outstanding  and effect of stock options.....     $      753         4,941,458     $   .15

                                                                     Number of
                                                    Income            Shares      Per Share
Three months ended June 30, 1997                  (Numerator)     (Denominator)     Amount
--------------------------------                  -----------     -------------     ------
Basic EPS - Net earnings and weighted
average common shares outstanding ...........     $      862         4,731,386     $   .18

Effect of dilutive securities - stock options                           51,601
                                                                     ---------
Diluted EPS - Net earnings and
weighted  average common shares
outstanding and effect of stock options......     $      862         4,782,986     $   .18

                                                                     Number of
                                                    Income            Shares      Per Share
Six months ended June 30, 1998                    (Numerator)     (Denominator)     Amount
--------------------------------                  -----------     -------------     ------
Basic EPS - Net earnings and weighted
average common shares outstanding ...........     $    1,584         4,812,438     $   .33

Effect of dilutive securities - stock options                           98,635
                                                                     ---------
Diluted EPS - Net earnings and
weighted  average common shares
outstanding and effect of stock options .....     $    1,584         4,911,073     $   .32

                                                                     Number of
                                                    Income            Shares      Per Share
Six months ended June 30, 1997                    (Numerator)     (Denominator)     Amount
--------------------------------                  -----------     -------------     ------
Basic EPS - Net earnings and weighted
average common shares outstanding ...........     $    1,579         4,730,546     $   .33

Effect of dilutive securities - stock options                           45,542
                                                                     ----------
Diluted EPS - Net earnings and
weighted  average common shares
outstanding  and effect of stock options ....     $    1,579         4,776,088     $   .33

NOTE 4 - STOCK SPLIT

On May 2, 1998, the Board of Directors of the Company approved a three-for-two split of the Company's common stock to be distributed in the form of a stock dividend to shareholders of record on May 15, 1998. Such distribution was made on June 3, 1998. Accordingly, the stock split was recognized by reclassifying $106, the par value of the additional shares resulting from the split, from additional paid-in capital to common stock. All references to number of common shares and per share amounts except shares authorized in the accompanying consolidated financial statements were retroactively adjusted to reflect the effect of the stock split.

NOTE 5 - INTANGIBLE ASSETS

On June 16,1994, the Company purchased certain tangible and intangible assets for one of its packaged specialty ingredients for $1,500 in cash. As detailed in the agreement as amended, the Company was required to pay contingent amounts to compensate the seller for the purchase of the seller's customer list. The amount payable to the seller was based on the profits derived from the sale of the specialty packaged ingredient. On June 25, 1998, the Company elected to exercise the early payment option of the agreement resulting in the Company paying $3,700 to the seller. The Company has no further obligation to pay any other sum to the seller under the terms of the agreement. Amounts allocated to the customer list are being amortized on a straight-line basis over its remaining estimated useful life through 2004.

Management's Discussion and Analysis

(All dollar amounts in thousands)

Results of Operations:

Three  months  ended June 30, 1998 as compared  with three months ended June 30,
1997

Net sales for the three months ended June 30, 1998 were $7,220 as compared to $7,308 for the three months ended June 30, 1997, a decrease of 1% or $88. The slightly lower sales revenue was the result of a reduction in inventory levels by some customers in the food industry. This decline was partially offset by increased volumes in the specialty products and animal nutrition businesses in domestic markets.

Cost of sales increased 3% points as a percentage of sales for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The increase is primarily attributable to higher costs related to the increased volumes of certain lower margin products sold during the three months ended June 30, 1998 and additional amortization expense associated with the purchase of a customer list for the Company's ethylene oxide business.

Operating expenses for the three months ended June 30, 1998 decreased to $1,708 from $1,915 for the three months ended June 30, 1997. The decrease in operating expenses is primarily the result of a decrease in salary expense and professional fees. These decreases were partially offset by an increase in costs associated with the Company's medical plan.

Income from operations for the three months ended June 30, 1998 was $1,199 as compared to $1,267 for the three months ended June 30, 1997, a decrease of 5% or $68.

Net earnings were $753 for the three months ended June 30, 1998 as compared to $862 for the three months ended June 30, 1997, a decrease of 13%, or $109. Interest expense for the three months ended June 30, 1998 totaled $17 as compared to $44 for the three months ended June 30, 1997. The decrease in interest expense is the result of a lower average debt balance for the three months ended June 30, 1998.

Six months ended June 30, 1998 as compared with six months ended

June 30, 1997

Net sales for the six months ended June 30, 1998 were $14,953 as compared to $14,143 for the six months ended June 30, 1997, an increase of 6% or $810. The increase in revenue is primarily attributable to increased volumes for the specialty products business, the food encapsulation business in international markets and the animal nutrition business.

Cost of sales increased 3 % points as a percentage of sales for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The increase is primarily attributable to higher costs related to the increased volumes of certain lower margin products sold during the six months ended June 30, 1998 and additional amortization expense associated with the purchase of a customer list for the Company's ethylene oxide business.

Operating expenses for the six months ended June 30, 1998 decreased to $3,611 from $3,714 for the six months ended June 30, 1997. The decrease in operating expenses is primarily the result of a decrease in salary expense and professional fees. These decreases were partially offset by an increase in costs associated with the Company's medical plan and increased recruiting and relocation expense.

Income from operations for the six months ended June 30, 1998 was $2,510 as compared to $2,460 for the six months ended June 30, 1997, an increase of 2% or $50.

Net earnings were $1,584 for the six months ended June 30, 1998 as compared to $1,579 for the six months ended June 30, 1997. Interest expense for the six months ended June 30, 1998 totaled $38 as compared to $84 for the six months ended June 30, 1997. The decrease in interest expense is the result of a lower average debt balance for the six months ended June 30, 1998.

Liquidity and Capital Resources

Cash flow from operating activities provided approximately $1,438 for the six months ended June 30, 1998 as compared to $1,425 for the six months ended June 30, 1997. Over the last three years, operating cash flow has totaled approximately $8,853. Improvements in cash flow over this period of time have provided the Company with the ability to meet both its operating and investment objectives.

Capital expenditures were $771 for the six months ended June 30, 1998. The Company has undertaken a plant expansion for its encapsulation product line. The increased capacity should be on-line in the third quarter. Capital expenditures are projected to be approximately $1,300 for 1998.

On June 16, 1994, the Company purchased certain tangible and intangible assets for one of its packaged specialty ingredients for $1,500 in cash. The amount contingently payable to the seller involved a complex formula based on the profits derived from the sale of the specialty packaged ingredient. On June 25, 1998, the Company elected to exercise the early payment option of the agreement resulting in the Company paying $3,700 to the seller. The Company has no further obligation to pay any other sum to the seller under the terms of the agreement. The Company has capitalized approximately $3,982 for the six months ended June 30, 1998 and $1,216 in 1997 in connection with the agreement.

In connection with the exercise of the early payment option described above, the Company borrowed an additional $3,000 during the quarter ended June 30, 1998. Long-term debt, including the current portion, totaled $3,950 at June 30, 1998.

The Company knows of no demands, commitments, events or uncertainties for its liquid assets that will materially affect its liquidity. The Company currently has $2,000 in committed credit available to it by its principal bank of which $1,875 was unutilized at June 30, 1998 (which funds are being reserved for future working capital needs and undefined business opportunities).

Impact of Recent Accounting Standards

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No.131, "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company is currently evaluating the effect that SFAS 131 will have on segment reporting disclosures. These statements address presentation and disclosure matters and will have no impact on the Company's financial position or results of operations. As required by SFAS 131 and SFAS 132, compliance with the respective reporting disclosures will be reflected in the Company's 1998 Form 10-K.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of this SOP is not expected to have a material effect on the Company's financial position or results of operations.

Also in April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-up Activities ." This SOP requires companies to expense certain costs such as pre-operating expenses and organizational costs associated with the Company's start-up activities, and is effective for fiscal years beginning after December 15, 1998. Adoption of this SOP is not expected to have a material effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations in the year of adoption.

Part II Other Information:

Item 4. Submission of Matters to a Vote of Security Holders

(a)       The date of the annual meeting of stockholders was June 19, 1998.

(b) The following, other than election of directors, were approved by the stockholders (there were 942,235 non-votes).

ITEM                                                           FOR              AGAINST           ABSTAIN
----                                                           ---              -------           -------
Amendment to Incentive Stock Option Plan (for               1,694,303           303,051            32,968
employees) increased by 200,000 number of shares as
to which options could be granted and changed the
limitations on grants


Amendment to Stock Option Plan for Directors                1,606,311           364,714            59,287
increased by 400,000 number of shares as to which
options could be granted and expanded classes of
eligible participants


Ratification of Amended 401(k) Plan providing among         2,770,884           152,454            49,219
other things, that matching contributions of
Registrant be in its common stock at market


Ratification of Appointment of KPMG Peat Marwick            2,946,037            23,834             2,686
LLP as independent auditors for 1998


Item 6. Exhibits and Reports on Form 8-K

(a)    There were no exhibits.

(b)    No reports on Form 8-K were filed during the quarter ended June 30, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         BALCHEM CORPORATION

         By:/s/ Dino A. Rossi
         --------------------
         Dino A. Rossi, President,
         Chief Executive Officer

         Date: August 11, 1998