Form 10KSB/A
period 1997-12-31
BALCHEM CORP
filed 1998-10-27
CIK 9326

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      ------------------------------------

                                  FORM 10-KSB/A

                                 (Amendment #1)

                      ------------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission file number 1-13648

                               BALCHEM CORPORATION
             (Exact name of Registrant as specified in its charter)

         Maryland                                           13-2578432
-------------------------------                       ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

  PO Box 175, Slate Hill, New York                   10973
(Address of principle executive office)                      (Zip Code)

Registrant's telephone number, including area code:  (914) 355-5300
                                                     --------------

Securities registered persuant to Section 12 (b) of the Act:

                                                       Name of each exchange
 Title of each class                                   on which registered
 -------------------                                   -------------------

 Common Stock, par value $.06-2/3 per share           American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act;

                                      None
                                ----------------
                                (Title of Class)

                  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

                  State Registrant's revenues for its most recent fiscal year. $28,619,000.

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

                  Yes   [ X ]    No      [   ]

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On December 30, 1996, Registrant advised the accounting firm of Judelson, Giordano, Siegel, CPA, PC, the principal accountant previously engaged to audit Registrant's financial statements that it was dismissing such principal accountant for audits of years after December 31, 1996.

         During the Registrant's two most recent fiscal years the reports issued by the former accountants on the Registrant's financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was any such opinion qualified or modified as to uncertainty, audit scope, or accounting principles.

         The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

         The Company has engaged KPMG Peat Marwick LLP as its new independent accountants for periods after December 31, 1996. The selection was the result of a competitive search process initiated by the Company.

         The above noted information was disclosed in Registrants Form 8-K dated January 9, 1997.

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

         (16)     Letter on change in certifying accountant.

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

         Date: October 23, 1998

                  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                                         By:/s/ Dino A. Rossi
                                            -----------------
                                            Dino A. Rossi, President,
                                            Chief Executive Officer and
                                            Director
                                            Date: October 23, 1998

                                         By:/s/ Donald E. Alguire
                                            ---------------------
                                            Donald E. Alguire, Director
                                            Date: October 23, 1998

                                         By:/s/ John E. Beebe
                                            -----------------
                                            John E. Beebe, Director
                                            Date: October 23, 1998

                                         By:/s/ Francis X. McDermott
                                            ------------------------
                                            Francis X. McDermott, Director
                                            Date: October 23, 1998

                                         By:/s/ Kenneth P. Mitchell
                                            -----------------------
                                            Kenneth P. Mitchell, Director
                                            Date: October 23, 1998

                                         By:/s/ Carl R. Pacifico
                                            --------------------
                                            Carl R. Pacifico, Director
                                            Date: October 23, 1998

                                         By:/s/ Israel Sheinberg
                                            --------------------
                                            Israel Sheinberg, Director
                                            Date: October 23, 1998

                                         By:/s/ Leonard J. Zweifler
                                            -----------------------
                                            Leonard J. Zweifler, Director
                                            Date: October 23, 1998