Form 10-Q
period 1998-09-30
BALCHEM CORP
filed 1998-11-13
CIK 9326

FORM 10-Q


(Mark One)
  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of Registrant as specified in its charter)


            Maryland                                     13-2578432
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

           P.O. Box 175
       Slate Hill, New York                                   10973
--------------------------------------------------------------------------------
(Address of principal executive offices)                     Zip Code

Registrant's telephone number, including
area code:                                                    914-355-5300

Indicate by a check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to filing requirements for the past 90 days.

                           Yes    [ X ]     No   [  ]


As of November 9, 1998, Registrant had 4,874,810 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I Financial Information

                                             BALCHEM CORPORATION
                                         Consolidated Balance Sheets
                               (In thousands, except share and per share data)
                                                                                    Unaudited
                                                                     ---------------------------------------
Assets                                                               September 30, 1998    December 31, 1997
                                                                     ------------------    -----------------
 Current assets:
     Cash and cash equivalents ................................            $   937              $   736
     Trade accounts receivable, less allowance for doubtful
           accounts ...........................................              3,206                3,061
     Inventories ..............................................              2,854                2,507
     Prepaid expenses .........................................                134                  513
     Income taxes receivable ..................................                214
     Deferred income taxes ....................................                291                  305
     Other current assets .....................................                                     165
                                                                           -------              -------
        Total current assets ..................................              7,636                7,287
                                                                           -------              -------

 Property, plant and equipment, net of accumulated depreciation              8,007                7,345

 Intangible assets, net of accumulated amortization ...........              6,409                2,925
 Other assets .................................................                 14                   36
                                                                           -------              -------

              Total assets ....................................            $22,066              $17,593
                                                                           =======              =======

See accompanying notes to consolidated financial statements.

                                           BALCHEM CORPORATION
                                       Consolidated Balance Sheets
                             (In thousands, except share and per share data)

                                                                                     Unaudited
                                                                           ----------------------------
              Liabilities and Stockholders' Equity                         September 30,   December 31,
                                                                               1998           1997
                                                                           -------------   ------------
Current liabilities: ...................................................
     Accounts payable and accrued expenses .............................     $ 2,261        $ 2,657
     Dividends payable .................................................                        160
     Current portion of  long-term debt ................................       1,200            700
     Current portion of other long-term obligations ....................          47             50
        Total current liabilities ......................................       3,508          3,567
Long-term debt .........................................................       2,750            800
Deferred income taxes ..................................................         417            481
Deferred  compensation .................................................         140            143
Other long-term obligations ............................................         229            266
                                                                               3,536          1,690
            Total liabilities ..........................................       7,044          5,257
Stockholders' equity:
    Preferred stock, $25 par value. Authorized 2,000,000
          shares; none issued and outstanding
    Common stock, $.06 2/3 par value. Authorized 10,000,000
          shares; issued and outstanding 4,868,831 shares at
          September 30, 1998 and 4,793,163 shares at December 31,1997 ..         325            320
    Additional paid-in capital .........................................       2,646          2,144
    Retained earnings ..................................................      12,051          9,872
       Total stockholders' equity ......................................      15,022         12,336
Commitments and contingencies
            Total liabilities & stockholders' equity ...................     $22,066        $17,593

See accompanying notes to consolidated financial statements.

                                             BALCHEM CORPORATION
                                    Consolidated Statements of Operations
                                    (In thousands, except per share data)

                                                                  Unaudited                 Unaudited
                                                          ----------------------      ---------------------
                                                             Three Months Ended        Nine Months Ended
                                                               September 30,              September 30,
                                                          ----------------------      ---------------------
                                                             1998          1997          1998         1997
                                                          --------      --------      --------     --------
Net sales ...........................................     $  6,583      $  7,170      $ 21,536     $ 21,313

Cost of sales .......................................        4,236         4,137        13,068       12,106
                                                          --------      --------      --------     --------

Gross margin ........................................        2,347         3,033         8,468        9,207
Operating expenses:
     Selling expenses ...............................          536           726         1,942        2,284
     Research and development expenses ..............          199           259           723          800
     General and administrative expenses ............          645           824         2,326        2,439
                                                          --------      --------      --------     --------
         Total operating expenses ...................        1,380         1,809         4,991        5,523
                                                          --------      --------      --------     --------

Income from operations ..............................          967         1,224         3,477        3,684
Other expenses - net:
     Interest expense ...............................           66            31           104          115
     Other (income) expense - net ...................           (4)           (1)           15           (6)
                                                          --------      --------      --------     --------
         Total other expenses - net .................           62            30           119          109
                                                          --------      --------      --------     --------

Earnings before income taxes ........................          905         1,194         3,358        3,575

     Income taxes ...................................          310           426         1,179        1,228
                                                          --------      --------      --------     --------

Net earnings ........................................     $    595      $    768      $  2,179     $  2,347
                                                          ========      ========      ========     ========

Basic net earnings per common share (notes 3 and 4) .     $   0.12      $   0.16      $   0.45     $   0.50
                                                          ========      ========      ========     ========

Diluted net earnings per common share (notes 3 and 4)     $   0.12      $   0.16      $   0.44     $   0.49
                                                          ========      ========      ========     ========

          See accompanying notes to consolidated financial statements.

                                          BALCHEM CORPORATION
                                 Consolidated Statements of Cash Flows
                                             (In thousands)
                                                                                        Unaudited
                                                                                  --------------------
                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                    1998        1997
                                                                                  -------      -------
Cash flows from operating activities:
     Net earnings ...........................................................     $ 2,179      $ 2,347
      Adjustments to reconcile net income to
     net cash provided by operating  activities:
          Depreciation and amortization .....................................       1,163          806
          Non-employee stock option compensation ............................          41           99
          Employee stock compensation .......................................         138
          Provision for deferred income taxes ...............................         (50)         (56)
          Non-cash compensation .............................................          91
          Loss on sale of equipment .........................................          19            4
          Changes in assets and liabilities:
               Accounts receivable ..........................................        (145)         (58)
               Inventories ..................................................        (347)        (426)
               Prepaid expenses and other ...................................         544          331
               Accounts payable and accrued expenses ........................        (415)          82
               Income taxes receivable / payable ............................        (214)        (132)
               Deferred compensation payable ................................          (2)          62
               Other long-term obligations ..................................         (30)         (30)
                                                                                  -------      -------
                    Net cash flows provided by operating activities .........       2,972        3,029
                                                                                  -------      -------

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment ....................          15          538
     Capital expenditures ...................................................      (1,328)        (932)
     Investments  in other assets ...........................................      (4,016)        (945)
                                                                                  -------      -------
                    Net cash flows used in investing activities .............      (5,329)      (1,339)
                                                                                  -------      -------
Cash flows from financing activities:
     Proceeds from long-term debt ...........................................       3,000
     Principal payments on long-term debt ...................................        (550)        (600)
     Stock options and warrants exercised ...................................         278           24
     Dividends paid .........................................................        (160)        (142)
     Other financing activities .............................................         (10)          (9)
                                                                                  -------      -------
                    Net cash flows provided by (used in) financing activities       2,558         (727)
                                                                                  -------      -------
Change in cash and cash equivalents .........................................         201          963
Cash and cash equivalents beginning of year .................................         736           89
                                                                                  -------      -------

Cash and cash equivalents end of period .....................................     $   937      $ 1,052
                                                                                  =======      =======

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

In the opinion of management, the unaudited Consolidated Financial Statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - INVENTORIES

Inventories at September 30, 1998 and December 31, 1997 consist of the following:

                                               September 30,    December 31,
                                                   1998           1997
                                                 ------         ------
            Raw Materials ...........            $1,136         $  836
            Finished Goods ..........             1,718          1,671
                                                 $2,854         $2,507
 NOTE 3 - NET EARNINGS PER SHARE

Net earnings per share are calculated in accordance with SFAS No.128 "Earnings Per Share." The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per share:

                                                                                   Number of
                                                                    Income          Shares        Per Share
Three months ended September 30, 1998                             (Numerator)    (Denominator)     Amount
-------------------------------------                             -----------    -------------     ------
Basic EPS - Net earnings and weighted average common
shares outstanding .........................................       $     595       4,866,077       $   .12

Effect of dilutive securities - stock options ..............                          55,083
                                                                                   ---------
Diluted EPS - Net earnings and weighted  average common
shares  outstanding  and effect of stock options ...........       $    595       4,921,160       $   .12

                                                                                   Number of
                                                                      Income         Shares        Per Share
Three months ended September 30, 1997                               (Numerator)   (Denominator)     Amount
-------------------------------------                               -----------   -------------     ------
Basic EPS - Net earnings and weighted average common
shares outstanding ............................................      $     768      4,735,641      $   .16

Effect of dilutive securities - stock options .................                        78,851
                                                                                    ---------
Diluted EPS - Net earnings and weighted  average common
shares outstanding and effect of stock options ................      $     768      4,814,492      $   .16
                                                                                     Number of
                                                                        Income         Shares      Per Share
Nine months ended September 30, 1998                                 (Numerator)    (Denominator)    Amount
------------------------------------                                 -----------    -------------   ------
Basic EPS - Net earnings and weighted average common
shares outstanding .............................................     $   2,179       4,830,318      $   .45

Effect of dilutive securities - stock options ..................                        84,078
                                                                                     ---------
Diluted EPS - Net earnings and weighted average common
shares  outstanding and effect of stock options ................     $    2,179      4,914,396      $   .44

                                                                                      Number of
                                                                        Income         Shares       Per Share
Nine months ended September 30, 1997                                 (Numerator)    (Denominator)    Amount
------------------------------------                                 -----------    -------------    ------
Basic EPS - Net earnings and weighted average common
shares outstanding ..........................................        $    2,347      4,732,244      $   .50

Effect of dilutive securities - stock options ...............                           56,645
                                                                                     ---------
Diluted EPS - Net earnings and weighted  average common
shares  outstanding  and effect of stock options ............        $    2,347      4,788,889      $   .49


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

NOTE 5 - INTANGIBLE ASSETS

On June 16,1994, the Company purchased certain tangible and intangible assets for one of its packaged specialty ingredients for $1,500 in cash. As detailed in the agreement as amended, the Company was required to pay contingent amounts to compensate the seller for the purchase of the seller's customer list. The amount payable to the seller was based on the profits derived from the sale of the specialty-packaged ingredient. On June 25, 1998, the Company elected to exercise the early payment option of the agreement resulting in the Company paying $3,700 to the seller. The Company has no further obligation to pay any other sum to the seller under the terms of the agreement. Amounts allocated to the customer list are being amortized on a straight-line basis through 2004.

Management's Discussion and Analysis

(All dollar amounts in thousands)

Results of Operations:

Three months ended September 30, 1998 as compared with three months ended September 30, 1997

Net sales for the three months ended September 30, 1998 were $6,583 as compared to $7,170 for the three months ended September 30, 1997, a decrease of 8% or $587. The decrease in sales revenue was primarily the result of no sales to the Aquaculture industry due to the Thailand economic issues and continued softness in the food encapsulation business from the second quarter.

Cost of sales increased 7 percentage points as a percent of sales for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The increase is primarily attributable to the mix of products sold during the three months ended September 30, 1998, unfavorable production variances, due to the lower sales volume described above and additional amortization expense associated with the early buy-out of the specialty ingredients business as more fully described in Liquidity and Capital Resources below.

Operating expenses for the three months ended September 30, 1998 decreased to $1,380 from $1,809 for the three months ended September 30, 1997. The decrease in operating expenses is primarily the result of a decrease in salary expense and professional fees. These decreases were partially offset by an increase in costs associated with the Company's medical plan.

Income from operations for the three months ended September 30, 1998 was $967 as compared to $1,224 for the three months ended September 30, 1997, a decrease of 21% or $257.

Net earnings were $595 for the three months ended September 30, 1998 as compared to $768 for the three months ended September 30, 1997, a decrease of 23%, or $173. Interest expense for the three months ended September 30, 1998 totaled $66 as compared to $31 for the three months ended September 30, 1997. The increase in interest expense is the result of a higher average debt balance for the three months ended September 30, 1998.

Nine months ended September 30, 1998 as compared with nine months ended September 30, 1997

Net sales for the nine months ended September 30, 1998 were $21,536 as compared to $21,313 for the nine months ended September 30, 1997, an increase of 1% or $223. The increase in revenue is primarily attributable to increased volumes for the specialty products business, the food encapsulation business in international markets and the animal nutrition business.

Cost of sales increased 4 percentage points as a percent of sales for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase is primarily attributable to higher costs related to the mix of products sold during the nine months ended September 30, 1998 and additional amortization expense associated with the early buy-out of the specialty ingredients business as more fully described in Liquidity and Capital Resources below.

Operating expenses for the nine months ended September 30, 1998 decreased to $4,991 from $5,523 for the nine months ended September 30, 1997. The decrease in operating expenses is primarily the result of a decrease in salary expense and professional fees. These decreases were partially offset by an increase in costs associated with the Company's medical plan.

Income from operations for the nine months ended September 30, 1998 was $3,477 as compared to $3,684 for the nine months ended September 30, 1997, a decrease of 6% or $207.

Net earnings were $2,179 for the nine months ended September 30, 1998 as compared to $2,347 for the nine months ended September 30, 1997. Interest expense for the nine months ended September 30, 1998 totaled $104 as compared to $115 for the nine months ended September 30, 1997. The decrease in interest expense is the result of a lower average debt balance for the nine months ended September 30, 1998.

Liquidity and Capital Resources

Cash flow from operating activities provided approximately $2,972 for the nine months ended September 30, 1998 as compared to $3,029 for the nine months ended September 30, 1997. Over the last three years, operating cash flow has totaled approximately $10,134. Improvements in cash flow over this period of time have provided the Company with the ability to meet both its operating and investment objectives.

Capital expenditures were $1,328 for the nine months ended September 30, 1998. The Company has undertaken a plant expansion for its encapsulation product line. The increased capacity should be on-line early 1999. Capital expenditures are projected to be approximately $1,400 for 1998.

On June 16,1994, the Company purchased certain tangible and intangible assets for one of its packaged specialty ingredients for $1,500 in cash. The amount contingently payable to the seller involved a complex formula based on the profits derived from the sale of the specialty packaged ingredient. On June 25, 1998, the Company elected to exercise the early payment option of the agreement resulting in the Company paying $3,700 to the seller. The Company has no further obligation to pay any other sum to the seller under the terms of the agreement. The Company has capitalized approximately $3,982 for the nine months ended September 30, 1998 in connection with this agreement.

In connection with the exercise of the early payment option described above, the Company borrowed an additional $3,000 during the quarter ended June 30, 1998. Long-term debt, including the current portion, totaled $3,950 at September 30, 1998.

The Company knows of no demands, commitments, events or uncertainties for its liquid assets that will materially affect its liquidity. The Company currently has $2,000 in committed but unutilized credit available to it by its principal bank at September 30, 1998 (which funds are being reserved for future working capital needs and undefined business opportunities).

Year 2000 Issue

The Company has conducted a comprehensive review of its operations to identify those systems that could be affected by the "Year 2000" issue. Our review included information systems, mainframe and personal computers, and the Company's products and product research and development facilities. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or any hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production difficulties, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Management presently believes that the Company has substantially completed its Year 2000 planning utilizing both internal and external resources. The Company has implemented a new computer network throughout the organization and is currently implementing a Year 2000 compliant version of its business software. It is anticipated that all Year 2000 compliance efforts will be completed by May 31, 1999, allowing adequate time for testing. Management also plans to review its external relationships to address potential year 2000 issues arising from relationships with significant customers, suppliers and service providers.

Contingency plans are being considered and will be in place, as required, by the third quarter of 1999 in the event that the corporation is at risk in regard to suppliers, customers or its own internal hardware and software. Contingency plans will include, but will not be limited to, consideration of alternative sources of supply, customer communication plans, and plant and business response plans.

The cost of the Company's Year 2000 project is expected to range between $75 and $125 thousand dollars. Approximately $50 thousand of this amount was incurred as of September 30, 1998. The remainder of the estimated cost of the project is expected to be incurred in the fourth quarter of 1998 and throughout 1999. All costs of the Year 2000 project have been expensed as incurred.

Private Securities Reform Act of 1995 - Forward Looking Statements Disclosure

This Report may contain forward-looking statements. For purposes of this Report, a "Forward Looking Statement", within the meaning of the Securities Reform Act of 1995, is any statement concerning the remainder of the year 1998 and beyond. The actions and performance of the Company and its subsidiaries could deviate materially from what is contemplated by the forward-looking statements contained in this Report. Factors which might cause deviations from the forward looking statements include, without limitations, the following: 1) changes in the laws or regulations affecting the operations of the Company or any of its subsidiaries; 2) changes in the business tactics or strategies of the Company or any of its subsidiaries; 3) acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the Company or any of its subsidiaries; 4) changing market forces or litigation which necessitate, in Management's judgment, changes in plans, strategy or tactics of the Company or its subsidiaries and 5) adverse weather conditions, fluctuations in the investment markets, changes in the retail marketplace or fluctuations in interest rates, any one of which might materially affect the operations of the Company and/or its subsidiaries.

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

Also in April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-up Activities." This SOP requires companies to expense certain costs such as pre-operating expenses and organizational costs associated with the Company's start-up activities, and is effective for fiscal years beginning after December 15, 1998. Adoption of this SOP is not expected to have a material effect on the Company's financial position or results of operations.

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

Part II Other Information:

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

(a)     There were no exhibits.
(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         BALCHEM CORPORATION



         By:/s/ Dino A. Rossi
         ---------------------
         Dino A. Rossi, President,
         Chief Executive Officer

         Date: November 13, 1998