Form 10-K
period 1998-12-31
BALCHEM CORP
filed 1999-03-29
CIK 9326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   [X] Annual Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

    For the transition period from ___________________ to ___________________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)


 Maryland                                   13-2578432
 --------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 P.O. Box 175, Slate Hill, New York         10973
 ----------------------------------         -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code (914)355-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, par value $.06-2/3       American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

                                                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1999 was approximately $26,933,056 million.*

* For purposes of this calculation, shares of the registrant held by directors and officers of the registrant and under the registrant's 401(k) plan have been excluded.

On March 1, 1999 there were 4,879,840 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the registrant's proxy statement for its 1999 annual meeting of stockholders are incorporated by reference in this report.


                                     Part I

Item 1. Business

General:

        Balchem Corporation, incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients for the food, feed and medical sterilization industries. The Company has a currently inactive Canadian subsidiary, Balchem, Ltd.

        The Company operates in two business segments, the micro-encapsulation of performance ingredients (the "encapsulated products" segment) and the repackaging and marketing of high quality specialty gases (the "specialty products" segment). The Company sells its products through its own sales force, independent distributors and sales agents. Financial information concerning the Company's business and business segments appears in the Consolidated Financial Statements included under Item 8 herein, which information is incorporated herein by reference.

        Encapsulated Products

        The encapsulated products segment encapsulates performance ingredients for use throughout the food and animal feed industries to enhance processing, mixing, packaging applications, fortification and shelf-life improvement. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends and confections. Vitamin C is also microencapsulated and sold globally primarily in the aquaculture industry. This product provides a stable and economic source of vitamin C in pelleted feeds used to formulate diets principally for shrimp and farmed fish, as well as for other species, including guinea pigs, horses and primates. Microencapsulated choline chloride is marketed to the animal feed industry offering encapsulated nutrients to ruminant animals.

        This segment also includes a line of endothermic blowing and nucleating agents that are marketed to the foamed plastics industry exclusively through a marketing partner.

        Specialty Products

        The specialty products segment consists of three specialty gases: ethylene oxide, propylene oxide and methyl chloride.

        Ethylene oxide is used as a chemical sterilant gas, primarily in the health care industry. It is used to sterilize medical devices ranging from syringes and catheters to scalpels, gauze, bandages and surgical kits, because of its versatility in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance or appearance of the device being sterilized. The Company's 100% ethylene oxide product is distributed by the Company in reusable double-walled shipping drums to assure compliance with safety, quality and environmental standards. The Company's inventory of these specially-built drums, along with the Company's two filling facilities, represent a significant capital investment. Contract sterilizers, medical device manufacturers and hospitals are the Company's principal customers for this product.

        Propylene oxide is used for bacteria reduction in spice treatment and in the chemical synthesis market. It is also utilized in manufacturing operations to make paint more durable, for specialty starches and in textile coatings. Methyl chloride is used as a raw material in specialty herbicides, fertilizers and pharmaceuticals, as well as in malt and wine preservers. Propylene oxide and methyl chloride are sold principally to customers seeking smaller (as opposed to bulk) quantities whose requirements include timely delivery and safe handling.


        In 1994, the Company purchased certain tangible and intangible assets for its ethylene oxide business for $1,500,000 in cash and, as detailed in the purchase agreement, the Company was required to pay additional contingent amounts to compensate the seller for the purchase of the seller's customer list, in accordance with a formula based on profits derived from sales of the specialty-packaged ingredient. During 1998, the Company elected to exercise the early payment option under the agreement resulting in the Company making a final payment of $3,700,000 to the seller. The Company has no further purchase price obligation under the agreement.


        Due to consolidation of customer businesses in the contract sterilizer industry, the Company has one customer, Griffith Microsciences, Inc., which accounted for approximately 14.8% of the Company's net sales in 1998. The loss of such customer could have a material adverse effect on the Company.

New product status:

        The Company's microencapsulation staff continues to gather test data on its encapsulated choline chloride for animal feed from university studies, commercial field trials and customers, for the purpose of accelerating the marketing effort of this product. Such testing is geared principally to analyzing the ability of rumen stable ingredients to resist degradation by rumen bacteria. This ability allows the nutrient to pass through to the animal's stomach and be released in the small intestine so that it can provide the measured nutrient supplement in a cost-efficient manner.

        The Company has also introduced new products that are being tested for enhancement of shelf-life and fortification in segments of the food industry that the Company has not heretofore pursued.

Raw materials:

        The raw materials utilized by the Company in the manufacture of its products are generally available from a number of commercial sources. The Company is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems.

Patents/Licensing:

        The Company currently holds numerous patents and uses certain tradenames and trademarks. It also uses know-how, trade secrets, formulae and manufacturing techniques which assist in maintaining the competitive positions of certain of its products. Formulae and know-how are of particular importance in the manufacture of a number of the Company's products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is material to the Company as a whole and, accordingly, that the expiration or termination thereof would not materially affect its business. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, its technical sales efforts and market conditions, rather than on any patent protection.

        As discussed below under "Environmental Matters" the Company's ability to sell ethylene oxide is dependent upon maintaining registration with the United States Environmental Protection Agency as a medical device sterilant and spice fumigant.

Seasonality:

        In general, the business of the Company's segments is not seasonal to any material extent.

Backlog:

        At December 31, 1998, the Company had a total backlog of $718,000 (including $304,000 for the encapsulated products segment and $414,000 for the specialty products segment) as compared to a total backlog of $793,000 at December 31, 1997 (including $476,000 for the encapsulated products segment and $317,000 for the specialty products segment). It has been the Company's policy and practice to maintain an inventory of finished products or component materials for its segments to enable it to ship products within a short time after receipt of a product order.

Competition:

        The Company's competitors include many large and small companies, some of which have greater financial, research and development, production and other resources than the Company. Competition in the encapsulation markets served by the Company is based primarily on performance, customer support, quality, service and price. The development of new and improved products is important to the Company's success. This competitive environment requires substantial investments in product and manufacturing process research and improvement. In addition, the winning and retention of customer acceptance of the Company's encapsulated products involve substantial expenditures for applications testing and sales efforts. In the specialty products business, the Company faces competition from alternative sterilizing technologies and products. Companies offering such competitive alternatives tend to be larger in size with greater financial resources than the Company.

Research & Development:

        During the years ended December 31, 1998, 1997 and 1996, the Company spent approximately $1.0 million, $1.1 million and $0.9 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the encapsulated products segment. During the year ended December 31, 1998, an average of 10 employees devoted full time to research and development activities. The Company funds its R&D programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from or enhanced by the research and development effort.

        The Company continually reviews its product development activities in an effort to allocate its resources to those product candidates that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and needs, status of its proprietary rights, technical feasibility, expected and known product attributes, and estimated costs to bring the product to market.

Environmental Matters:

        The Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"), a health and safety statute, requires that certain products within the Company's specialty products segment must be registered with the U.S. Environmental Protection Agency (the "EPA"). In order to obtain a registration, an applicant typically must demonstrate through extensive test data that its product will not cause unreasonable adverse effects on the environment. The Company holds an EPA registration to permit it to sell packaged 100% ethylene oxide as a medical device sterilant and spice fumigant. The Company is in the process of re-registering this product use. The re-registration requirement is a result of a congressional enactment during 1988 requiring the re-registration of this product and all products that are used as pesticides. The Company, in conjunction with one other company, has been conducting the required testing under the direction of the EPA. Testing has concluded and the EPA has indicated that it anticipates completing its review of the re-registration process for this product in year 2000. The Company hopes to recover the cost of re-registration in the selling price of the sterilant.

        The Company's management believes it will be successful in obtaining re-registration for this product as it has met the EPA's requirements thus far. Additionally, the product is used as a sterilant with certain qualities and no known, equally effective substitute. Management believes absence of availability of this product could not be easily tolerated by various medical device manufacturers and the health care industry due to the resultant infection potential if the product were unavailable.

        On February 27, 1988, California's Proposition 65 (Safe Drinking Water and Toxic Enforcement Act of 1986) went into effect. 100% ethylene oxide, a sterilant/fumigant distributed by the Company, is listed by the State of California as a carcinogen and reproductive toxin. As a result, the Company is required to provide a clear and reasonable warning to any person in California who may be exposed to this product; failure to do so would result in liability of up to $2,500 per day per person exposed.

        The California Birth Defect Law of 1984 requires the California Department of Food and Agriculture ("CDFA") to identify chemicals in "widespread use" for which significant data gaps exist, and requires registrants for those products to submit the data or pay an assessment to the CDFA to fund independent development of the data. The CDFA determined that data gaps existed for ethylene oxide. After initially requesting an exemption, the Company, along with another registrant, agreed to submit information to close the data gaps. The registrants have provided requested data, and, to the Company's knowledge, fulfilled the data submission obligations to the CDFA.

        The Company believes it is in compliance in all material respects with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Such compliance includes the maintenance of required permits under air pollution regulations and with requirements of the Occupational Safety and Health Administration ("OSHA"). The cost of such compliance has not had a material effect upon the results of operations or financial condition of the Company. The proceeding referred to in Item 3 below has been substantially completed.

Employees:

        As of February 11, 1999, the Company employed approximately 107 persons. No employees are covered by any collective bargaining agreement.

Certain Factors Affecting Future Operating Results:

        This Report contains "forward-looking  statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The Company can give no assurances that the expectations reflected in forward looking statements will prove correct and various factors could cause results to differ materially from the Company's expectations. Certain factors that might cause such a difference include, without limitation;
(1) changes in the laws or regulations  affecting the operations of the Company;
(2) changes in the business tactics or strategies of the Company; (3) acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the Company; (4) changing market forces or contingencies which necessitate, in management's judgment, changes in plans, strategy or tactics of the Company; and (5) fluctuations in the investment markets or interest rates, which might materially affect the operations or financial condition of the Company, as well as the following matters, and all forward-looking statements are qualified in their entirety by these cautionary statements:

Competition. The Company faces competition in its markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than the Company. Various of the Company's products also face competition from products or technologies which may be used as an alternative therefor. The Company's competitive position is based principally on performance, quality, customer support, service, breadth of product line, manufacturing technology and the selling prices of its products. The Company's competitors can be expected to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. There can be no assurance that the Company will have sufficient resources to maintain its current competitive position or market share.

Environmental and Regulatory Matters. Pursuant to applicable environmental and safety laws and regulations, the Company is required to obtain and maintain certain governmental permits and approvals, including an EPA registration for its ethylene oxide sterilant product. Permits and approvals may be subject to revocation, modification or denial under certain circumstances. While the Company believes it is in compliance in all material respects with environmental laws, there can be no assurance that operations or activities of the Company will not result in administrative or private actions, revocation of required permits or licenses, or fines, penalties or damages, which could have an adverse effect on the Company. In addition, the Company cannot predict the extent to which any legislation or regulation may affect the market for the Company's products or its cost of doing business.

Raw Material Price Volatility. The principal raw materials used by the Company in the manufacture of its products can be subject to price fluctuations. While the selling prices of the Company's products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. There can be no assurance that the Company will be able to pass increases in raw material costs through to its customers in the form of price increases. Increases in the price of raw materials, if not offset by product price increases, could have an adverse impact upon the profitability of the Company.

Reliance on Continued Operation and Sufficiency of Facilities and on Unpatented Trade Secrets. The Company's revenues are dependent on the continued operation of its manufacturing, packaging and processing facilities. The operation of the Company's facilities involves risks, including the breakdown, failure or substandard performance of equipment, power outages, the improper installation or operation of equipment, explosions, fires, natural disasters and the need to comply with environmental and other directives of governmental agencies. The occurrence of material operational problems, including but not limited to the above events, may adversely affect the profitability of the Company during the period of such operational difficulties. The Company's competitive position is also dependent upon unpatented trade secrets. There can be no assurance that others will not independently develop substantially equivalent proprietary information.

Risks Associated with Foreign Sales. For the year ended December 31, 1998, approximately 10% of the Company's net sales consisted of sales outside the United States, predominately to the Far East and Europe. Changes in the relative values of currencies take place from time to time and could in the future adversely affect prices for the Company's products. In addition, international sales are subject to other inherent risks, including possible labor unrest, political instability and export duties and quotas. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales.

Dependence on Key Personnel. The Company's operations are dependent on the continued efforts of its senior executives. The loss of the services of any of them could have a material adverse effect on the Company.

Year 2000 Compliance. The failure to correct or to adequately address Year 2000 issues (as described in more detail under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Report under the heading "Year 2000 Issues") could result in an interruption in, or failure of, certain normal business activities or operations. The inability of the Company to correct a Year 2000 problem could arise due to actions or inaction of third parties not controlled by the Company. In addition, the Year 2000 issue could have a material adverse impact on the operations of the Company due to the unavailability of qualified personnel and other information technology resources, the inability to identify and remediate all date-sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment and the inability of third parties to effect Year 2000 compliance on a timely basis. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of the Company's suppliers, other third-party providers and/or customers, the Company is unable to determine at this time whether the consequences of any Year 2000 problems will have a material impact on the Company's results of operations, liquidity or financial condition.

Item 2. Properties

        The executive, sales, marketing, research & development offices and manufacturing facilities of the Company's encapsulated products segment and a drumming facility for the Company's ethylene oxide business, are presently housed in four buildings located, together with a 14,900 square foot steel warehouse, in Slate Hill, New York. The Company owns a total of 15-1/2 acres of land on several parcels in such community.

        The Company also owns a facility located on an approximately 24 acre parcel of land in Green Pond, South Carolina. The Company sold the balance of its formerly 81 acre site in Green Pond in 1997. The facility now consists of a drumming facility, a maintenance building and an office building. The Company uses the facility as a terminus, warehouse and drum filling station for its products in its specialty products segment.

Item 3. Legal Proceedings

        In 1982 the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company's site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation ("NYDEC") and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site. The cost for this clean-up and the related reports was approximately $164,000. Clean-up was completed in 1996, but NYDEC required the Company to monitor the site through 1999. It is estimated that the total cost of such monitoring will be $50,000.


Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

(a)  Market Information.

        The Company's common stock is traded on the American Stock Exchange under the symbol BCP. The high and low closing prices for the common stock as recorded in the American Stock Exchange Market Statistical Reports for 1998 and 1997, for each quarterly period during the past two years, adjusted for the May 1998 three-for-two stock split (effected by means of a stock dividend) were as follows:

Quarterly Period                       High           Low
----------------                       ----           ---
Ended March 31, 1998               $   11.67     $    9.25
Ended June 30, 1998                    15.88         11.25
Ended September 30, 1998               13.38          8.88
Ended December 31, 1998                 8.63          4.94

Quarterly Period                       High           Low
----------------                       ----           ---
Ended March 31, 1997               $    6.25     $    5.33
Ended June 30, 1997                     7.50          5.50
Ended September 30, 1997               11.25          7.08
Ended December 31, 1997                13.50         10.25


(b)  Record Holders.


        As of March 1, 1999, the approximate number of holders of record of the Company's common stock was as follows:

         Title of Class               Number of Record Holders
         --------------               ------------------------
Common Stock, $.06-2/3 par value                309*


*An unknown number of stockholders hold stock in street name. The total number of beneficial owners of the Company's common stock is estimated to be approximately 1,480.

(c)  Dividends.


        The Company declared a dividend of $0.033 per share on the common stock during its fiscal year ended December 31, 1998. The Company's agreement with its lending bank places restrictions on the payment of dividends.

Item 6. Selected Financial Data

Earnings per share and dividend amounts have been adjusted for the May 1998 three-for-two stock split (effected by means of a stock dividend).

                                                        (In thousands, except per share data)
Year ended December 31,                   1998            1997            1996             1995              1994
-----------------------               -----------     -----------      -----------     -------------      -----------
Statement of Operations
Net sales                             $    28,721     $    28,619      $    26,371     $      24,733      $    18,667
Earnings before income
     taxes                                  4,628           4,227            2,917             2,428            1,276
Income taxes                                1,673           1,456              990               843              430
Net earnings                                2,955           2,771            1,927             1,585              846
Basic earnings per
     common share                             .61             .58              .41               .34              .18
Diluted earnings per
     common share                             .60             .57              .40               .33              .18



December 31,                              1998            1997            1996             1995              1994
------------                          -----------     -----------      -----------     -------------      -----------
Balance Sheet Data
Total assets                          $    22,648     $    17,593      $    15,140     $      14,332      $    12,342
Long-term-debt                              3,750           1,500            2,100             3,082            2,717
Other-long-term
    obligations                               841             890              794               835              715
Total stockholders equity                  15,775          12,336            9,387             7,447            5,920
Dividends per share                   $      .033     $      .033      $      .030     $        .023      $      .018

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Report contains forward-looking  statements,  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The actions and performance of the Company could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors which might cause differences from the forward-looking statements include those referred to or identified in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

                                               (All dollar amounts in thousands)

Results of Operations:

Fiscal Year 1998 compared to 1997

        Net sales for 1998 were $28,721 as compared to $28,619 for 1997, an increase of $102. Net sales for the specialty products segment were $19,434 in 1998 as compared to $19,650 in 1997, a decrease of 1% or $216. This decline was attributable primarily to a decrease in volumes sold of the Company's propylene oxide product due primarily to a customer having converted to purchasing the product in a bulk format not offered by the Company. Net sales for the encapsulated products segment increased 4% or $318. This increase was primarily the result of increased volumes sold of products in the domestic and international food markets and increased volumes sold in the animal nutrition markets. These increases were partially offset by declines in sales to the aquaculture industry due to Asian economic issues.

        Cost of sales increased 2 percentage points as a percent of sales for 1998 as compared to 1997. The increase was primarily attributable to higher costs related to the mix of products sold during 1998 in the encapsulated products segment and additional amortization expense associated with the early buy-out election relating to the specialty products business as more fully described in Liquidity and Capital Resources below.

        Operating expenses for 1998 decreased to $6,616 from $7,564 for 1997, a decrease of $948 or 13%. The decrease in operating expenses was primarily the result of the encapsulated products segment having established a reserve in 1997 of approximately $187 for an Asian receivable, which was collected in full in 1998. In addition, the Company incurred other charges in 1997 associated with a corporate reorganization totaling $302. Operating expenses without these unusual items would have been $6,803 and $7,075 in 1998 and 1997, respectively, a decrease in 1998 of $272 or 4%. This decrease is predominantly the result of a decrease in consulting fees in the specialty products segment and salary reduction, a result of the 1997 internal reorganization. These decreases were partially offset by an increase in costs associated with the Company's medical plan and increases in recruiting and relocation expenses for both of the Company's business segments.

        Pre-tax profit for the specialty products segment for 1998 was $4,631 as compared to $4,234 for 1997. The increase in pre-tax profit was the direct result of the ongoing cost containment efforts in the selling and general and administrative areas implemented by management in 1997. Pre-tax profit for the encapsulated products segment for 1998 was $176 as compared to $116 for 1997. During the years ended December 31, 1998 and 1997, the Company spent $1,017 and $1,065, respectively, on Company-sponsored research and development programs substantially all of which pertained to the Company's encapsulated products segment. In particular, the Company continues to incur considerable development expenses in the gathering of data for its encapsulated choline chloride product for animal feed from university studies, commercial field trials and customers, with the intent of accelerating the marketing effort of this product.

        Income from operations for 1998 was $4,807 as compared to $4,350 for 1997, an increase of 11% or $457.


        Net earnings were $2,955 for 1998 as compared to $2,771 for 1997. Net interest expense for 1998 totaled $164 as compared to $136 for 1997. The increase in interest expense was the result of a higher average debt balance for 1998 due to the exercise of the early purchase price buy-out option under the agreement pertaining to the 1994 acquisition by the specialty products segment.

Fiscal Year 1997 compared to 1996

        Net sales for 1997 were $28,619 as compared to $26,371 in 1996, an increase of 9% or $ 2,248. The increase in revenue for 1997 was attributable primarily to increased volumes for the specialty products business and the food product encapsulation business in domestic markets. Additional revenues were also realized due to improved product mix in the encapsulated products segment.

        Cost of sales decreased 2 percentage points as a percent of sales for 1997 as compared to 1996. The decrease in cost of sales as a percentage of sales was primarily the result of volume efficiencies and a change in the mix of products sold during the period. These favorable factors were partially offset by the reclassification of certain employees as well as employee benefit costs previously classified as general and administrative to various production departments and additional amortization expense associated with the purchase of a customer list for the Company's specialty products business of $147.

        Operating expenses increased in 1997 to $7,564 from $7,470 in 1996. The increase in operating expenses was primarily the result of the establishment of a reserve of approximately $187 in 1997 for an Asian receivable in the Company's encapsulated products segment. The Company also incurred other charges associated with an internal reorganization totaling $302 in 1997. An increase in revenues also contributed to the increase in operating expenses. These increases were partially offset by a decrease in recruiting and relocation expenses and a decrease in office and computer expenses associated with the 1996 development of a local area network.

        Pre-tax profit for the specialty products segment for 1997 was $4,234 as compared to $4,098 for 1996. The increase in pre-tax profit was primarily the result of the cost containment efforts in the selling and general and administrative areas implemented by management. Pre-tax profit for the encapsulated products segment for 1997 was $116 as compared to a loss of $978 for 1996. During 1996, the segment realized a substantial loss on the sale of fixed assets used in its custom manufacturing process. In addition, the segment incurred charges associated with the converting of Company's pension plan to the accrual basis. During the years ended December 31, 1997 and 1996, the Company spent $1,065 and $929, respectively, on Company-sponsored research and development programs substantially all of which pertained to the Company's encapsulated products segment. In particular, the Company incurred considerable development expenses in 1997 in the gathering of data for its encapsulated choline chloride product for animal feed from university studies, commercial field trials and customers, with the intent of accelerating the marketing effort of this product.

        Income from operations for 1997 was $4,350 as compared to $3,120 for 1996, an increase of 39% or $1,230.

        Net earnings were $2,771 in 1997 compared to $1,927 in 1996, an increase of 44%, or $844. Net interest expense for 1997 totaled $136 as compared to $255 in 1996. The decrease in interest expense is the result of reduced debt and renegotiated loan terms during 1997.

Liquidity and Capital Resources

        Cash flow from operating activities provided approximately $3,893 for 1998 as compared to $2,994 for 1997. Over the last three years, operating cash flow has totaled approximately $10,499. Improvements in cash flow over this period of time have provided the Company with the ability to meet its current operating and investment budgets.

        Capital expenditures were $1,637 for 1998. The Company had undertaken a plant expansion for its encapsulation product line in 1998 and the increased capacity is presently on-line. Capital expenditures are projected to be approximately $700 for 1999.


        On June 16, 1994, the Company purchased certain tangible and intangible assets for one of its packaged specialty ingredients for $1,500 in cash. Under the agreement, the Company was also required to pay contingent amounts to compensate the seller for the purchase of the seller's customer list in accordance with a formula based on profits derived from sales of the specialty packaged ingredient. On June 25, 1998, the Company elected to exercise the early payment option under the agreement resulting in a final Company payment of $3,700 to the seller. The Company has no further purchase price obligation under the agreement. The Company has capitalized approximately $3,982 for 1998 in connection with this acquisition.

        In connection with the exercise of the early payment option described above, the Company borrowed an additional $3,000 during 1998. Long-term debt, including the current portion, totaled $3,750 at December 31, 1998.

        The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity. The Company currently has approval for a $2,000 line of credit from its principal bank.

Year 2000 Issue

        The Company has conducted a comprehensive review of its operations to identify those systems that could be affected by the "Year 2000" issue. The review covered information systems, mainframe and personal computers, the Company's product research and development facilities and its manufacturing operations. The Year 2000 issue is the general term used to describe various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery, as a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or any hardware that has date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production difficulties, or an inability to process transactions, send invoices, or engage in similar normal business activities.

        Management presently believes that the Company has substantially completed its Year 2000 planning for its internal systems and facilities utilizing both internal and external resources. The Company has implemented a new computer network throughout the organization and is currently implementing a Year 2000 compliant version of its core business software. It is anticipated that Year 2000 compliance efforts will be completed by mid-1999, allowing time for testing. The Company's information systems include sales, production, administrative and financial applications. In the event one of these systems were to fail, the Company's ability to capture, schedule and fulfill customer demands might be impaired.

        The cost of the Company's Year 2000 project is expected to range between $75 and $140. Approximately $60 of this amount was incurred through 1998. The remainder of the estimated cost of the project is expected to be incurred throughout 1999. All costs of the Year 2000 project have been recognized as incurred.

        Management also plans to review its external relationships to address potential Year 2000 issues arising from relationships with significant suppliers, service providers and customers and will determine whether it is appropriate, in light of particular relationships and their size and sophistication, to contact significant customers.

        Contingency plans are being considered and to the extent practicable will be put in place, as required, during 1999 in the event that the Company determines that it is at significant risk in regard to suppliers, customers or its own internal hardware and software. Contingency plans may include, but will not be limited to, consideration of alternative sources of supply, customer communication plans, manually performing certain functions and plant and business response plans.

        In general, the Company's plans are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure. The Company believes that due to the widespread nature of the potential Year 2000 issues, its contingency planning is an ongoing process which will require further consideration as the Company obtains additional information
 . The Company has not yet developed specific contingency plans in the event of a Year 2000 failure caused by a supplier or third-party, but intends to do so if a specific problem is identified through the program described above. In some cases, particularly with respect to its utility vendors, alternative suppliers may not be available.

        The failure to correct a material Year 2000 problem could, of course, result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of the Company's suppliers, other third-party providers and customers, the Company is unable to determine at this time whether the consequences of any Year 2000 failures will have a material impact on the Company. The Company believes that, with the implementation of new business systems and completion of the Company's Year 2000 modifications, the possibility of significant interruptions of normal operations should be mitigated.

Impact of Recent Accounting Standards

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk


                  (All dollar amounts in thousands)


        In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of December 31, 1998, the Company's only borrowings were under a bank term loan which bears interest at LIBOR plus 1%. A 100 basis point increase in interest rates, applied to the Company's borrowings at December 31, 1998, would result in an increase in interest expense and a corresponding reduction in cash-flow of approximately $38. The Company's short term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

        The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company generally have any financial instruments entered into for trading or hedging purposes. All foreign sales are billed in U.S. dollars. The Company believes that its business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.


Item 8. Financial Statements and Supplementary Data

 Index to Financial Statements and Supplementary Financial Data:         Page

          Independent Auditors' Reports                                   20

         Consolidated Balance Sheets as of
         December 31, 1998 and 1997                                       22

         Consolidated Statements of Operations for the
         years ended December 31, 1998, 1997 and 1996                     24

         Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1998, 1997 and 1996             25

         Consolidated Statements of Cash Flows
         for the years ended December 31, 1998, 1997 and 1996             26

         Notes to Consolidated Financial Statements
         for the years ended December 31, 1998, 1997 and 1996             27

                          Independent Auditors' Report

The Board of Directors and Stockholders
Balchem Corporation:

We have audited the accompanying consolidated balance sheets of Balchem Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                  /s/ KPMG LLP
                                  ------------
                                      KPMG LLP


Short Hills, New Jersey February 5, 1999


                        Report of Independent Accountants

To the Stockholders and Board of Directors
Balchem Corporation


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Balchem Corporation and subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly the results of operations and cash flows of Balchem Corporation and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                         /s/ Judelson, Giordano, Siegel, CPA, PC
                                         --------------------------------------
                                             Judelson, Giordano, Siegel, CPA, PC

Middletown, New York
February 7, 1997

                               BALCHEM CORPORATION
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                 (In thousands, except share and per share data)


                                              Assets                                                     1998               1997
                                              ------                                                   --------           --------
Current assets:
    Cash and cash equivalents                                                                          $  1,348              $ 736
    Trade accounts receivable, less allowance for doubtful
          accounts  of $0 in 1998 and $187 in 1997 (note 5)                                               3,283              3,061
    Inventories  (notes 2 and 5)                                                                          2,875              2,507
    Prepaid expenses                                                                                        476                513
    Deferred income taxes  (note 6)                                                                         219                305
    Other current assets                                                                                    198                165
                                                                                                       --------           --------
       Total current assets                                                                               8,399              7,287
                                                                                                       --------           --------

Property, plant and equipment, net of accumulated depreciation (notes 3 and 5)                            8,103              7,345

Intangible assets, net of accumulated amortization (note 4)                                               6,139              2,925
0ther assets                                                                                                  7                 36

                                                                                                       --------           --------
          Total assets                                                                                 $ 22,648           $ 17,593
                                                                                                       ========           ========

                               BALCHEM CORPORATION
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                 (In thousands, except share and per share data)


                                 Liabilities and Stockholders' Equity                                    1998               1997
                                 ------------------------------------                                   --------           --------
Current Liabilities:
     Accounts Payable                                                                                   $ 1,058            $ 1,006
     Accrued Compensation And Other Benefits                                                                601                542
     Other Accrued Expenses                                                                                 420              1,109
     Dividends Payable                                                                                      160                160
     Current Portion Of  Longterm Debt  (Note 5)                                                          1,200                700
     Current Portion Of Other Longterm Obligations (Note 4)                                                  43                 50
                                                                                                       --------           --------
        Total Current Liabilities                                                                         3,482              3,567
                                                                                                       --------           --------

Longterm Debt  (Note 5)                                                                                   2,550                800
Deferred Income Taxes  (Note 6)                                                                             525                481
Deferred  Compensation                                                                                      135                143
Other Longterm Obligations (Note 4)                                                                         181                266
                                                                                                       --------           --------
                                                                                                          3,391              1,690
                                                                                                       --------           --------

                                                                                                       --------           --------
            Total Liabilities                                                                             6,873              5,257
                                                                                                       --------           --------

Stockholders' Equity (Note 7):
 Preferred Stock, $25 Par Value. Authorized 2,000,000
  Shares; None Issued And Outstanding
 Common Stock, $.06 2/3 Par Value. Authorized 10,000,000
  Shares; Issued And Outstanding 4,875,914 Shares At
  December 31, 1998 And 4,793,163 Shares At December 31,1997                                                325                319
 Additional Paid-in Capital                                                                               2,783              2,145
  Retained Earnings                                                                                      12,667              9,872
                                                                                                       --------           --------
Total Stockholders' Equity                                                                               15,775             12,336
                                                                                                       --------           --------

                                                                                                       --------           --------
            Total Liabilities & Stockholders' Equity                                                   $ 22,648           $ 17,593
                                                                                                       ========           ========

                               BALCHEM CORPORATION
                      Consolidated Statements of Operations
                  Years Ended December 31, 1998, 1997 and 1996
                      (In thousands, except per share data)


                                                                               1998               1997               1996
                                                                              -------            -------            -------
Net sales                                                                     $28,721            $28,619            $26,371

Cost of sales                                                                  17,298             16,705             15,781
                                                                              -------            -------            -------

Gross margin                                                                   11,423             11,914             10,590

Operating expenses:
      Selling expenses                                                          2,584              2,969              2,916
      Research and development expenses                                         1,017              1,065                929
      General and administrative expenses                                       3,015              3,530              3,625
                                                                              -------            -------            -------
          Total operating expenses                                              6,616              7,564              7,470


                                                                              -------            -------            -------
Income from operations                                                          4,807              4,350              3,120

Other expenses (income):

      Interest expense                                                            164                136                255
      Other (income) expense  net                                                  15                (13)               (52)
                                                                              -------            -------            -------
          Total other expenses  net                                               179                123                203

                                                                              -------            -------            -------
Earnings before income taxes                                                    4,628              4,227              2,917


      Income taxes  (note 6)                                                    1,673              1,456                990
                                                                              -------            -------            -------

Net earnings                                                                  $ 2,955            $ 2,771            $ 1,927
                                                                              =======            =======            =======

Basic net earnings per common share (note 8)                                  $  0.61            $  0.58            $  0.41
                                                                              =======            =======            =======

Diluted net earnings per common share (note 8)                                $  0.60            $  0.57            $  0.40
                                                                              =======            =======            =======

                               BALCHEM CORPORATION
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1998, 1997 and 1996
                 (In thousands, except share and per share data)

                                                                                     Additional                        Total
                                                        Common Stock                   Paidin         Retained      Stockholders'
                                                           Shares          Amount      Capital        Earnings         Equity
                                                        ------------       ------    -----------      --------      -------------
 Balance  January 1, 1996                                4,713,264          314         1,657           5,476           7,447

 Net earnings                                                                                           1,927           1,927
 Dividends ($.030 per share)                                                                             (142)           (142)
 Nonemployee stock options                                                                106                             106
 Stock options exercised                                    16,281            1            48                              49
                                                         ---------    ---------     ---------       ---------       ---------

 Balance  December 31, 1996                              4,729,545          315         1,811           7,261           9,387

 Net earnings                                                                                           2,771           2,771
 Dividends ($.033 per share)                                                                             (160)           (160)
 Nonemployee stock options                                                                110                             110
 Stock options exercised                                    63,618            4           224                             228
                                                         ---------    ---------     ---------       ---------       ---------

 Balance  December 31, 1997                              4,793,163          319         2,145           9,872          12,336

 Net earnings                                                                                           2,955           2,955
 Dividends ($.033 per share)                                                                             (160)           (160)
 Employee stock option compensation                         17,144            1           263                             264
 Nonemployee stock options                                                                 52                              52
 Stock options exercised                                    65,607            5           323                             328
                                                         ---------    ---------     ---------       ---------       ---------

 Balance  December 31, 1998                              4,875,914          325         2,783          12,667          15,775
                                                         =========    =========     =========       =========       =========

                               BALCHEM CORPORATION
                      Consolidated Statements of Cash Flows
                   Years Ended December 31, 1998,1997 and 1996
                      (In thousands, except per share data)


                                                                                      1998           1997           1996
                                                                                     -------        -------        -------
Cash flows from operating activities:
Net earnings                                                                         $ 2,955        $ 2,771        $ 1,927

Adjustments to reconcile net income to
net cash provided by operating  activities:
 Depreciation and amortization                                                         1,654          1,126          1,414
 Nonemployee stock compensation                                                           52            110            106
 Employee stock option compensation                                                      264
 Provision for deferred income taxes                                                      92           (207)          (173)
 Provision for doubtful accounts                                                        (187)           187
 Loss on sale of equipment                                                                19              4             (9)
 Changes in assets and liabilities:
     Accounts receivable                                                                 (35)          (278)           176
     Inventories                                                                        (368)          (645)            11
     Prepaid expenses and other                                                            5           (159)            27
     Accounts payable and accrued expenses                                              (550)           146             12
     Income taxes payable                                                                              (110)           102
     Deferred compensation payable                                                        (8)            49             19
                                                                                     -------        -------        -------
        Net cash flows provided by operating activities                                3,893          2,994          3,612
                                                                                     -------        -------        -------

  Cash  flows from investing activities:
  Proceeds from sale of property, plant and equipment                                     15            538             10
  Capital expenditures                                                                (1,637)        (1,115)          (975)
  Investments  in other assets                                                        (4,063)        (1,243)        (1,300)
                                                                                     -------        -------        -------
       Net cash flows used in investing activities                                    (5,685)        (1,820)        (2,265)
                                                                                     -------        -------        -------


Cash  flows from  financing  activities:
  Decrease in short-term borrowings                                                                                   (354)
  Proceeds from long-term debt                                                         3,000
  Principal payments on long-term debt                                                  (750)          (600)          (982)
  Stock options and warrants exercised                                                   328            228             48
  Dividends paid                                                                        (160)          (142)          (110)
  Other financing activities                                                             (14)           (13)           (11)
                                                                                     -------        -------        -------
         Net cash flows provided by (used in) financing activities                     2,404           (527)        (1,409)
                                                                                     -------        -------        -------

Increase(decrease) in cash and cash equivalents                                          612            647            (62)

Cash and cash equivalents beginning of year                                              736             89            151
                                                                                     -------        -------        -------
Cash and cash equivalents end of year                                                $ 1,348        $   736        $    89

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

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1998 and 1997 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Stock-based Compensation

Stock-based compensation for employees is recognized using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. For non-employees, stock-based compensation is recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No.123 "Accounting for Stock-Based Compensation." For disclosure purposes, pro forma net earnings data included in note 7 are provided in accordance with SFAS No.123 as if the fair value based method applied.

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

Recent Accounting Pronouncements

Effective January 1, 1998 the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. This Statement had no impact on the Company's consolidated financial position or results of operations. As required by SFAS No. 131, disclosures have been reflected in the Company's 1998 consolidated financial statements. Prior periods have been restated to comply with the provisions of the statement.

Net Earnings Per Share

Basic net earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is calculated in a manner consistent with basic net earnings per share except that the weighted average number of common shares outstanding also includes the dilutive effect of stock options outstanding (using the treasury stock method).

Reclassifications

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform to the current year's presentation.

NOTE 2-INVENTORIES

Inventories at December 31, 1998 and 1997 consist of the following:


                            1998          1997
                          ---------     ---------
Raw materials             $   1,025     $     836
Finished goods                1,850         1,671
                          $   2,875     $   2,507

NOTE 3- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1998 and 1997 are summarized as follows:

                                                 1998           1997
                                               ---------     ----------
Land                                           $      60     $       60
Building                                           4,321          3,947
Equipment                                          9,758          8,553
                                                  14,139         12,560
Less: Accumulated depreciation                     6,036          5,215
                                               $   8,103     $    7,345

During 1997, the Company sold the fixed assets formerly used in a custom manufacturing process for approximately $538. In 1996, the Company had reduced the carrying values of these fixed assets from approximately $970 to their expected net realizable value of $540. The resulting loss of approximately $430 was included in depreciation expense for the year ended December 31, 1996.


NOTE 4- INTANGIBLE ASSETS

Intangible assets at December 31, 1998 and 1997 consist of the following:

                                                1998          1997
                                             ----------    ----------
Customer lists                               $    6,760    $    2,778
Re-registration costs                               356           356
Covenants not to compete                            295           295
Other                                               167           126
                                                  7,578         3,555
Less: Accumulated amortization                    1,439           630
                                             $    6,139    $    2,925

In 1994, the Company purchased certain tangible and intangible assets for one of its packaged specialty products for $1,500 in cash and the Company was required to pay additional contingent amounts to compensate the seller for the purchase of the seller's customer list in accordance with a formula based on profits derived from sales of the specialty packaged ingredient. During 1998, the Company elected to exercise the early payment option under the agreement and made a final payment of $3,700 to the seller in settlement of its remaining purchase price obligation under the terms of the agreement. Amounts allocated to the customer list are being amortized over its remaining estimated useful life on a straight-line basis through 2004.

In 1997, the Company entered into non-compete agreements with two former officers of the Company. The Company has recorded the present value of the future monthly payments under these agreements as a deferred charge and is amortizing such amount over the terms of the respective agreements which end in 2002.

The Company is in the process of re-registering a product it sells for sterilization of medical devices and other uses. The re-registration requirement is a result of a congressional enactment during 1988 requiring the re-registration of this product and all other products that are used as pesticides. The Company, in conjunction with one other company, has been conducting the required testing under the direction of the Environmental Protection Agency ("EPA"). Testing has concluded and the EPA has stated that it anticipates completing re-registration for this product in 2000. The Company's management believes it will be successful in obtaining re-registration for the product as it has met the EPA's requirements thus far, although no assurance can be given. Additionally, the product is used as a sterilant with no known substitute. Management believes absence of availability of this product could not be easily tolerated by medical device manufacturers and the health care industry due to the resultant infection potential if the product were unavailable.

NOTE 5 - LONG-TERM DEBT & CREDIT AGREEMENTS

The Company has borrowings under a term loan agreement with a bank of $750 and $1,500 at December 31, 1998 and 1997, respectively. Borrowings under the term loan, which matures on December 31, 2000, bear interest at LIBOR plus 1% (7.06% at December 31, 1998) and are secured by accounts receivable, inventories, equipment and all personal property of the Company. Certain provisions of the term loan limit the payment of dividends, require maintenance of certain financial ratios, limit future borrowings and impose certain other conditions as contained in the agreement. In addition, the Company has additional borrowings under a short-term agreement with a bank of $3,000. Borrowings under the short-term agreement also bear interest at LIBOR plus 1%. On January 15, 1999, the Company and bank entered into an amended and restated term loan agreement whereby the bank agreed to make an additional term loan to the Company in the amount of $3,000, replacing the short-term agreement in place at December 31, 1998. Borrowings under the amended and restated term loan, which matures on January 15, 2004, bear interest at LIBOR plus 1% and are secured by accounts receivable, inventories, equipment and all personal property of the Company. Certain provisions of the term loan limit the payment of dividends, require maintenance of certain financial ratios, limit future borrowings and impose certain other conditions as contained in the agreement.

As of December 31, 1998, long-term debt matures as follows:

1999          $  1,200
2000               750
2001               600
2002               600
2003               600
Total         $  3,750

The Company also has approval for a $2,000 short-term line of credit from a bank. There were no outstanding borrowings under the line of credit on December 31, 1998 or 1997. The approval expires on June 30, 1999. The Company intends to seek renewal of such approval in 1999.

NOTE 6 - INCOME TAXES

Income tax expense (benefit) attributable to earnings before income taxes consists of the following:

                                         1998              1997            1996
                                       ---------        ---------        ---------
Current:
     Federal                           $   1,402        $   1,476        $   1,076
     State                                   179              187               87
Deferred:
     Federal                                  85             (186)            (186)
     State                                     7              (21)              13
Total income tax provision             $   1,673        $   1,456        $     990

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 34% to income before income taxes for the following reasons:

                                              1998             1997            1996
                                           ---------        ---------       ----------
Income tax at Federal
     Statutory rate                        $   1,574        $   1,437       $      992
State income taxes, net of
     Federal income tax benefit                  123              109               66
Other                                            (24)             (90)             (68)
Total income tax provision                 $   1,673        $   1,456       $      990

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                                        1998         1997
                                                                      --------     --------
Deferred tax assets:
     Amortization                                                     $    172     $     62
     Inventory valuation - uniform capitalization                          177          177
     Deferred compensation                                                  70          136
     Non-employee stock options                                             76           80
     Self insurance                                                         24            -
     Allowance for doubtful accounts                                         -           71
     Other                                                                  38           38
          Total deferred tax assets                                        557          564
Deferred tax liabilities:

     Depreciation                                                          863          740
          Total deferred tax liabilities                                   863          740
           Net deferred tax liability                                 $    306     $    176

There is no valuation allowance for deferred tax assets at December 31, 1998 and 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

NOTE 7 - STOCKHOLDERS' EQUITY

On May 2, 1998, the Board of Directors of the Company approved a three-for-two split of the Company's common stock to be distributed in the form of a stock dividend to shareholders of record on May 15, 1998. Such distribution was made on June 3, 1998. Accordingly, the stock split was recognized by reclassifying $105, the par value of the additional shares resulting from the split, from additional paid-in capital to common stock. All references to number of common shares and per share amounts except shares authorized in the accompanying consolidated financial statements were retroactively adjusted to reflect the effect of the stock split.

The Company has an incentive stock option plan (the "ISO Plan") under which officers and certain key employees may be granted options to purchase shares of common stock exercisable at prices equal to the fair market value at the date of grant. Options generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant. During 1996, the Company extended the expiration period of future option grants from five years to ten years from the date of grant. At December 31, 1998, 581,250 shares of common stock were reserved for issuances under the plan.

A summary of incentive stock option plan transactions for 1998, 1997 and 1996 under this plan is as follows:

                                                # of           Weighted Average
                1998                           Shares           Exercise Price
                ----                           ------           --------------
Outstanding at beginning of year               188,753               $ 8.28
Granted                                        100,121               $ 9.48
Exercised                                      (27,304)              $ 3.40
Terminated or expired                          (15,765)              $ 8.20
Outstanding at end of year                     245,805               $ 9.31
Exercisable at end of year                      70,580               $ 8.15

                                                  # of         Weighted Average
                1997                             Shares         Exercise Price
                ----                             ------         --------------
Outstanding at beginning of year                 147,731             $ 4.33
Granted                                          109,425             $ 10.77
Exercised                                        (63,618)            $ 3.59
Terminated or expired                             (4,785)            $ 5.72
Outstanding at end of year                       188,753             $ 8.28
Exercisable at end of year                        79,502             $ 6.71

               1996
               ----
Outstanding at beginning of year                 149,693             $ 3.82
Granted                                           36,000             $ 5.69
Exercised                                        (16,281)            $ 2.97
Terminated or expired                            (21,681)            $ 4.09
Outstanding at end of year                       147,731             $ 4.33
Exercisable at end of year                        69,656             $ 3.35

Information related to stock options outstanding under the ISO Plan at December 31, 1998 is as follows:

                                                  Options Outstanding                    Options Exercisable
                                           ----------------------------------       -----------------------------
                                                    Weighted
                                                    Average          Weighted                          Weighted
                                                    Remainin         Average                           Average
       Range of Exercise          Shares           Contractual       Exercise           Number         Exercise
             Prices             Outstanding           Life             Price          Exercisable        Price
       -----------------       -------------       -----------       ---------       -------------   -------------
       $  4.00 - $  5.92           29,330           5.9 years       $   5.21            20,570        $   5.00
       $  6.25 - $  9.00           69,550           8.1 years           7.44            14,625            6.25
       $ 10.75 - $ 11.75          146,925           8.9 years          11.02            35,385           10.76
                                  245,805           8.3 years       $   9.31            70,580         $  8.15

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

                                      1998          1997         1996
                                     --------     --------     --------
Net Earnings
     As Reported                     $  2,955     $  2,771     $  1,927
     Pro forma                       $  2,805     $  2,611     $  1,916
Earnings per share

     As Reported - Basic             $    .61     $   0.58     $   0.41
     Pro forma - Basic               $    .58     $   0.55     $   0.41
     As Reported - Diluted           $    .60     $   0.57     $   0.40
     Pro forma - Diluted             $    .57     $   0.54     $   0.40

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 ,1997 and 1996, respectively: dividend yield of .40%, .44%, and .37%; expected volatility of 46% , 32% and 14%; risk-free interest rates of 4.8%, 6.5% and 6.0% and expected life of six years for all years. The weighted average fair values of options granted during the years 1998, 1997 and 1996 were $1.81, $5.19 and $1.71, respectively. Pro forma net earnings reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 has not been considered.

The Company has a non-statutory stock option plan (the "Plan") under which directors, directors emeritus, employees and consultants of the Company may be granted options to purchase shares of common stock exercisable at prices equal to the fair market value at the date of grant. The Company has reserved 678,000 shares of common stock for issuance under this Plan. During 1996, the Company extended the expiration period for all future grants from five years to ten years after the date of grant. A summary of these stock options for 1998, 1997 and 1996 is as follows:

                                                  # of          Weighted Average
               1998                              Shares          Exercise Price
               ----                             --------        ----------------

Outstanding at beginning of year                136,964               $ 5.44
Granted                                          19,506               $ 5.38
Exercised                                       (38,303)              $ 5.07
Terminated or expired                              -                    -
Outstanding at end of year                      118,167               $ 5.55
Exercisable at end of year                      110,667               $ 5.47



                                                  # of          Weighted Average
               1997                              Shares          Exercise Price
               ----                             --------        ----------------

Outstanding at beginning of year                102,869               $ 3.90
Granted                                          34,095               $10.10
Terminated or expired                              -                    -
Outstanding at end of year                      136,964               $ 5.44
Exercisable at end of year                      125,714               $ 5.32


               1996
               ----

Outstanding at beginning of year                87,161                $ 3.58
Granted                                         15,708                $ 5.67
Terminated or expired                              -                    -
Outstanding at end of year                     102,869                $ 3.90
Exercisable at end of year                      99,119                $ 3.89

Information related to stock options outstanding under the Plan at December 31, 1998 is as follows:

                                                  Options Outstanding                    Options Exercisable
                                           ----------------------------------       -----------------------------
                                                    Weighted
                                                    Average          Weighted                          Weighted
                                                    Remainin         Average                           Average
       Range of Exercise          Shares           Contractual       Exercise           Number         Exercise
             Prices             Outstanding           Life             Price          Exercisable        Price
       -----------------       -------------       -----------       ---------       -------------   -------------

       $  2.45 - $  3.17           27,081           4.3 years       $   2.76            27,081        $   2.76
       $  4.00 - $  6.75           75,091           7.9 years           5.24            67,591            5.07
                  $11.77           15,995           9.0 years          11.77            15,995           11.77
                                  118,167           7.3 years       $   5.55           110,667        $   5.47


The Plan was amended in 1998 to cover option grants to consultants. The information contained in the foregoing tables relating to the Plan includes information as to options to purchase an aggregate of 45,000 shares of common stock granted to a consultant pursuant to certain agreements with such consultant.

In accordance with SFAS No.123 a charge to income and corresponding increase to paid-in capital of approximately $52, $110 and $106 was recorded for options granted in 1998, 1997 and 1996, respectively, to non-employees (including directors) in exchange for their services. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of .40%, .44% and .37%; expected volatility of 46%, 32% and 14%; risk-free interest rates of 4.6%, 6.5% and 6.0%; and expected life of six years. The weighted average fair values of options granted during the years 1998, 1997 and 1996 were $2.65, $4.82 and $6.74, respectively.

NOTE 8 - NET EARNINGS PER SHARE

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per share:


                                                                               Number of
                                                               Income            Shares           Per Share
                         1998                                (Numerator)      (Denominator)         Amount
                         ----                                -----------      -------------       ---------
Basic EPS - Net earnings and weighted
average common shares outstanding                             $  2,955         4,841,300             $.61

Effect of dilutive securities - stock options                                     69,038
                                                                                  ------
Diluted EPS: - Net earnings and weighted average
common shares outstanding and effect of stock options         $  2,955          4,910,338            $.60

                                                                               Number of
                                                               Income            Shares           Per Share
                         1997                                (Numerator)      (Denominator)         Amount
                         ----                                -----------      -------------       ---------
Basic EPS - Net earnings and weighted
average common hares outstanding                              $  2,771         4,742,754             $.58

Effect of dilutive securities - stock options                                     95,401
                                                                                  ------
Diluted EPS: - Net earnings and weighted average
common shares outstanding and effect of stock options         $  2,771          4,838,155            $.57



                                                                               Number of
                                                               Income            Shares           Per Share
                         1996                                (Numerator)      (Denominator)         Amount
                         ----                                -----------      -------------       ---------
Basic EPS - Net earnings and weighted
average common shares outstanding                             $  1,927         4,716,500             $.41

Effect of dilutive securities - stock options                                     71,606
                                                                                  ------
Diluted EPS: - Net earnings and weighted average
common shares outstanding and effect of stock options         $  1,927         4,788,106             $.40

NOTE 9 - EMPLOYEE BENEFIT PLANS

Effective January 1, 1998, the Company terminated its defined contribution pension plan and amended its 401(k) savings plan. Assets of the terminated defined contribution pension plan were merged into an enhanced 401(k)/profit sharing plan. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $178 and $172 in 1998, respectively.

Prior to 1998, the Company had a defined contribution pension plan that covered substantially all employees. Pension plan contributions for 1997 and 1996 were $149 and $283, respectively. In 1996, the Company took a one-time charge to earnings of $165 in order to convert the accounting for the pension plan to the accrual basis.

Prior to 1998, the Company also had a 40l(k) savings plan that covered substantially all employees. 401(k) savings plan contributions for 1997 and 1996 were $95 and $83, respectively.

NOTE 10 - BUSINESS CONCENTRATIONS

A customer accounted for 15%, 13% and 11% of the Company's net sales for 1998, 1997 and 1996, respectively. This customer accounted for 13% and 14% of the Company's accounts receivable balance at December 31, 1998 and 1997, respectively.

NOTE 11 - LEASES

The Company leases most of its vehicles and office equipment under noncancelable operating leases, which expire at various times through 2003. Rent expense charged to operations under such lease agreements for 1998, 1997 and 1996 aggregated approximately $345, $334 and $221, respectively. Aggregate future minimum rental payments required under noncancelable operating leases at December 31, 1998 are as follows:

               Year
               ----
               1999                   $ 242
               2000                     217
               2001                     122
               2002                      57
               2003                      27

Total minimum lease
payments                              $ 665

NOTE 12 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. Presently, the Company has two reportable segments, Specialty Products and Encapsulated Products. They are managed separately because each business requires different technology and marketing strategies. The Specialty Products segment consists of three specialties: ethylene oxide, propylene oxide and methyl chloride. The Encapsulated Products segment is in the business of encapsulating performance ingredients for use throughout the food industry for processing, mixing, packaging applications, fortification and for shelf-life improvement. The Company sells products for both segments through its own sales force, independent distributors and sales agents. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Revenues:
                                                   1998             1997              1996
                                                ----------       ----------        ----------
Specialty Products                              $   19,434       $   19,650        $   18,264
Encapsulated Products                                9,287            8,969             8,107
Total                                           $   28,721       $   28,619        $   26,371

Business Segment Profit (Loss):
                                                   1998             1997              1996
                                                ----------       ----------        ----------
Specialty Products                              $    4,631       $    4,234        $    4,098
Encapsulated Products                                  176              116              (978)
Interest expense and other income
(expense)                                             (179)            (123)             (203)
Earnings before income taxes                    $    4,628       $    4,227        $    2,917

Depreciation/Amortization:
                                                   1998             1997              1996
                                                ----------       ----------        ----------
Specialty Products                              $    1,412       $      924        $     698
Encapsulated Products                                  242              202              716
Total                                           $    1,654       $    1,126        $   1,414

Business Segment Assets:
                                                   1998             1997              1996
                                                ----------       ----------        ----------
Specialty Products                              $   13,651       $   10,254        $    6,755
Encapsulated Products                                6,524            5,314             7,343
Other Unallocated                                    2,473            2,025             1,042
Total                                           $   22,648       $   17,593        $   15,140

During 1997, the Company sold the fixed assets formerly used in a custom manufacturing process for approximately $538. In 1996, the Company had reduced the carrying values of these fixed assets from approximately $970 to their expected net realizable value of $540. The resulting loss of approximately $430 is included in depreciation expense for the year ended December 31, 1996. Such fixed assets were included in the encapsulated products segment for 1996.


Other unallocated assets consist of cash, prepaid expenses, deferred income taxes and other deferred charges which the Company does not allocate to its individual business segments.

Expenditures for Segment Assets:
                                                   1998             1997              1996
                                                ----------       ----------        ----------
Specialty Products                              $   4,477        $   1,826         $   1,858
Encapsulated Products                               1,183              532               417
Total                                           $   5,660        $   2,358         $   2,275

Geographic Revenue Information:
                                                   1998             1997              1996
                                                ----------       ----------        ----------
United States                                   $  25,833        $   25,825        $   23,381
Foreign Countries                                   2,888             2,794             2,990
Total                                           $  28,721        $   28,619        $   26,371

The Company has no foreign operations. Therefore, all long-lived assets are in the United States and revenue from foreign countries is based on customer ship-to address.

Note 13 - SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid during the year for:

                           1998           1997          1996
                        ----------     ---------     ---------
Income taxes            $    1,578     $   1,868     $   1,034
Interest                $      197     $     164     $     266

Supplementary Financial Information (unaudited):


Earnings per share been adjusted for the May 1998 three-for-two stock split (effected by means of a stock dividend).

                                                           (In thousands, except per share data)
                                                   1998                                            1997
                                 First      Second      Third      Fourth        First      Second      Third       Fourth
                                Quarter    Quarter     Quarter     Quarter       Quarter    Quarter     Quarter     Quarter
                                -------    -------     -------     -------       -------    -------     -------     -------
Net sales                      $  7,733    $ 7,220     $ 6,583     $ 7,185       $ 6,835    $ 7,308     $ 7,170     $ 7,306
Gross margin                      3,214      2,907       2,347       2,955         3,070      3,182       3,033       2,629
Earnings before
    Income taxes                  1,270      1,183         905       1,270         1,129      1,252       1,194         652
Net earnings                        831        753         595         776           717        862         768         424
Basic earnings per
     Common share              $    .17    $   .16     $   .12     $   .16       $   .15    $   .18     $   .16     $   .09
Diluted earnings per
     Common share              $    .17    $   .15     $   .12     $   .16       $   .15    $   .18     $   .16     $   .08

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On December 30, 1996, the Company advised the accounting firm of Judelson, Giordano, Siegel, CPA, PC, the principal accountant previously engaged to audit the Company's financial statements, that it was dismissing such principal accountant for audits of years after December 31, 1996.

        For the year ended 1996, the report issued by the former accountants on the Company's financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was any such opinion qualified or modified as to uncertainty, audit scope, or accounting principles.

        The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statements disclosures or auditing scope or procedures.

        The Company has engaged KPMG LLP as its independent accountants for periods after December 31, 1996. The selection was the result of a competitive search process initiated by the Company.

        The above noted information was disclosed in the Company's Report on Form 8-K dated January 9, 1997.


PART III

Item 10. Directors and Executive Officers of the Registrant.

(a)     Directors of the Company.

        The required information is to be set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders ("Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(b)     Executive Officers of the Company.

        The required information is to be set forth in the Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(c)     Section 16(a) Beneficial Ownership Reporting Compliance

        The required information is to be set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

Item 11. Executive Compensation

        The  information  required  by this Item is to be set forth in the Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers,"   which
information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is to be set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and of Management," which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The  information  required  by  this  Item  is set  forth  in the  Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers,"   which
information is hereby incorporated herein by reference.

Item 14. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

          3.1  Composite Articles of Incorporation of the Company.

          3.2  By-laws of the Company.

          10.1 Incentive Stock Option Plan of the Company, as amended, incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").*

          10.2 Stock Option Plan for Directors of the Company, as amended, incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35912, dated October 25, 1996, and to the 1998 Proxy Statement.*

          10.3 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-4448, dated December 12, 1997.*

          10.4 Employment Agreement, dated as of October 1, 1997, between the Company and Dino A. Rossi.*

          10.5 Agreements dated as of April 1, 1993, January 1, 1995 and April 25, 1997, as amended, between the Company and Dr. Charles McClelland.*

          10.6 Amended and Restated Term Loan Agreement, dated as of January 15, 1999, and related Security Agreement, between the Company and The Chase Manhattan Bank.

          16. Letter on change in certifying accountant (incorporated by reference to Exhibit 16 to Form 10-KSB/A (Amendment No. 1) of the Company, dated October 23, 1998).

          21. Subsidiaries of Registrant.

          23.1 Consent of KPMG LLP, Independent Auditors

          23.2 Consent of Judelson, Giordano, Siegel, P.C.

          27. Financial Data Schedule.

          (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

----------------------

          * Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 17, 1999                                BALCHEM CORPORATION



                                                     By:/s/ Dino A. Rossi
                                                     -------------------------
                                                     Dino A. Rossi, President,
                                                     Chief Executive Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        By:/s/ Dino A. Rossi
                                        ----------------------------------
                                        Dino A. Rossi, President,
                                        Chief Executive Officer, Principal
                                        Financial Officer and
                                        Director
                                        Date: March 17, 1999


                                        By:/s/ Francis J. Fitzpatrick
                                        ----------------------------------
                                        Francis J. Fitzpatrick, Controller
                                        Date: March 17, 1999


                                        By:/s/ Donald E. Alguire
                                        ----------------------------------
                                        Donald E. Alguire, Director
                                        Date: March 13, 1999


                                        By:/s/ John E. Beebe
                                        ----------------------------------
                                        John E. Beebe, Director
                                        Date: March 15, 1999


                                        By:/s/ Francis X. McDermott
                                        ----------------------------------
                                        Francis X. McDermott, Director
                                        Date: March 17, 1999


                                        By:/s/ Kenneth P. Mitchell
                                        ----------------------------------
                                        Kenneth P. Mitchell, Director
                                        Date: March 17, 1999


                                        By:/s/ Carl R. Pacifico
                                        ----------------------------------
                                        Carl R. Pacifico, Director
                                        Date: March 15, 1999

                                        By:/s/ Israel Sheinberg
                                        ----------------------------------
                                        Israel Sheinberg, Director
                                        Date: March 17, 1999


                                        By:/s/ Leonard J. Zweifler
                                        ----------------------------------
                                        Leonard J. Zweifler, Director
                                        Date: March 13, 1999

                                 EXHIBIT INDEX


          3.1  Composite Articles of Incorporation of the Company.

          3.2  By-laws of the Company.

          10.1 Incentive Stock Option Plan of the Company, as amended, incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").*

          10.2 Stock Option Plan for Directors of the Company, as amended, incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35912, dated October 25, 1996, and to the 1998 Proxy Statement.*

          10.3 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-4448, dated December 12, 1997.*

          10.4 Employment Agreement, dated as of October 1, 1997, between the Company and Dino A. Rossi.*

          10.5 Agreements dated as of April 1, 1993, January 1, 1995 and April 25, 1997, as amended, between the Company and Dr. Charles McClelland.*

          10.6 Amended and Restated Term Loan Agreement, dated as of January 15, 1999, and related Security Agreement, between the Company and The Chase Manhattan Bank.

          16. Letter on change in certifying accountant (incorporated by reference to Exhibit 16 to Form 10-KSB/A (Amendment No. 1) of the Company, dated October 23, 1998).

          21. Subsidiaries of Registrant.

          23.1 Consent of KPMG LLP, Independent Auditors

          23.2 Consent of Judelson, Giordano, Siegel, P.C.

          27. Financial Data Schedule.