Form 10-Q
period 1999-03-31
BALCHEM CORP
filed 1999-05-17
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)        Quarterly Report Pursuant To Section 13 Or 15 (d) of
   [ X ]          The Securities Exchange Act of 1934

                  For The Quarterly Period Ended March 31, 1999

                                       or

   [   ]          Transition Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

            Maryland                                            13-2578432
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

P.O. Box 175 Slate Hill, New York                                 10973
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                  914-355-5300
               Registrant's telephone number, including area code:

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                           Yes      [ X ]       No   [   ]


As of April 28, 1999, the registrant had 4,885,477 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I Financial Information
Item 1. Financial Statements

                                         BALCHEM CORPORATION
                                Condensed Consolidated Balance Sheets
                           (In thousands, except share and per share data)


                                                                             Unaudited
                          Assets                                 March 31, 1999   December 31, 1998
                          ------                                 --------------   -----------------

Current assets:
Cash and cash equivalents .....................................         $ 1,689            $ 1,348
Trade accounts receivable, less allowance for doubtful accounts           3,416              3,283
Inventories ...................................................           2,921              2,875
Prepaid expenses ..............................................             329                476
Deferred income taxes .........................................             220                219
Other current assets ..........................................            --                  198
                                                                        -------            -------
Total current assets ..........................................           8,575              8,399
                                                                        -------            -------

Property, plant and equipment, net of accumulated depreciation            8,009              8,103

Intangible assets, net of accumulated amortization ............           5,863              6,139
Other assets ..................................................               1                  7

                                                                        =======            =======
Total assets ..................................................         $22,448            $22,648
                                                                        =======            =======

                                               BALCHEM CORPORATION
                                      Condensed Consolidated Balance Sheets
                                 (In thousands, except share and per share data)

                                                                                     Unaudited
               Liabilities and Stockholders' Equity                     March 31, 1999       December 31, 1998
               ------------------------------------                     --------------       ------------------
Current liabilities:
Accounts payable and accrued expenses ............................       $    1,696                $    1,478
Accrued compensation and other benefits ..........................              367                       601
Dividends payable ................................................             --                         160
Income taxes payable .............................................              235                      --
Current portion of  long-term debt ...............................              600                     1,200
Current portion of other long-term obligations ...................               40                        43
                                                                         ----------                ----------
Total current liabilities ........................................            2,938                     3,482
                                                                         ----------                ----------

Long-term debt ...................................................            2,150                     2,550
Deferred income taxes ............................................              488                       525
Deferred  compensation ...........................................              120                       135
Other long-term obligations ......................................              171                       181
                                                                         ----------                ----------
                                                                              2,929                     3,391
                                                                         ----------                ----------

                                                                         ----------                ----------
Total liabilities ................................................            5,867                     6,873
                                                                         ----------                ----------

                                               BALCHEM CORPORATION
                                      Condensed Consolidated Balance Sheets
                                 (In thousands, except share and per share data)

                                                                                      Unaudited
                                                                        March 31, 1999       December 31, 1998
                                                                        --------------       ------------------
Stockholders' equity:
Preferred stock, $25 par value.  Authorized 2,000,000
shares;  none issued and outstanding  Common stock,
$.06 2/3 par value. Authorized 10,000,000 shares;
issued and outstanding 4,885,477 shares at
March 31, 1999 and 4,875,914 shares at December 31, 1998 .........              326                       325
Additional paid-in capital .......................................            2,838                     2,783
Retained earnings ................................................           13,417                    12,667
                                                                         ----------                ----------
Total stockholders' equity .......................................           16,581                    15,775
                                                                         ----------                ----------

                                                                         ==========                ==========
Total liabilities & stockholders' equity .........................       $   22,448                $   22,648
                                                                         ==========                ==========

     See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                  Unaudited

                                                             Three Months Ended
                                                                 March 31,
                                                           1999                1998
                                                          -------             ------
Net sales ..........................................      $7,047              $7,735

Cost of sales ......................................       4,207               4,514
                                                          ------              ------

Gross margin .......................................       2,840               3,221

Operating expenses:
Selling expenses ...................................         641                 743
Research and development expenses ..................         289                 284
General and administrative expenses ................         704                 882
                                                          ------              ------
Total operating expenses ...........................       1,634               1,909

                                                          ------              ------
Income from operations .............................       1,206               1,312

Other expenses - net:

Interest expense - net .............................          43                  28
Other expense - net ................................        --                    13
                                                          ------              ------
Total other expenses - net .........................          43                  41

                                                          ------              ------
Earnings before income taxes .......................       1,163               1,271

Income taxes .......................................         413                 440
                                                          ------              ------

Net earnings .......................................      $  750              $  831
                                                          ======              ======

Basic net earnings per common share (note 3) .......      $ 0.15              $ 0.17
                                                          ======              ======

Diluted net earnings per common share (note 3) .....      $ 0.15              $ 0.17
                                                          ======              ======

     See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                                                Unaudited
                                                                ---------
                                                            Three Months Ended
                                                                March 31,
                                                             1999         1998
                                                           --------     -------
Cash flows from operating activities:

Net earnings .........................................     $   750      $   831

Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization ........................         509          333
Non-employee stock compensation ......................          22           29
Employee non-cash compensation .......................          49           54
Provision for deferred income taxes ..................         (38)         (48)
Loss on sale of equipment ............................        --             19
Changes in assets and liabilities:
Accounts receivable ..................................        (133)        (911)
Inventories ..........................................         (46)        (735)
Prepaid expenses and other ...........................         345          359
Accounts payable and accrued expenses ................         (31)         521
Income taxes  payable ................................         235          341
Deferred compensation payable ........................         (15)          (8)
                                                           -------      -------
Net cash flows provided by operating activities ......       1,647          785
                                                           -------      -------

Cash  flows from investing activities:
Proceeds from sale of property, plant and equipment ..        --             15
Capital expenditures .................................        (137)        (156)
Investments  in other assets .........................          (2)        (312)
                                                           -------      -------
Net cash flows used in investing activities ..........        (139)        (453)
                                                           -------      -------

Cash  flows from  financing  activities:
Principal payments on long-term debt .................      (1,000)        (350)
Stock options and warrants exercised .................           7           22
Dividends paid .......................................        (160)        (159)
Other financing activities ...........................         (14)         (13)
                                                           -------      -------
Net cash flows used in financing activities ..........      (1,167)        (500)

                                                           -------      -------
Increase (decrease) in cash and cash equivalents .....         341         (168)

Cash and cash equivalents beginning of year ..........       1,348          736
                                                           -------      -------
                                                           =======      =======
Cash and cash equivalents end of period ..............     $ 1,689      $   568
                                                           =======      =======

     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1998 Annual Report on Form 10-K and should be read in conjunction with the notes to consolidated financial statements which appear in that report.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - INVENTORIES
--------------------

Inventories at March 31, 1999 and December 31, 1998 consist of the following:

                            March 31, 1999            December 31, 1998
                            --------------            -----------------
Raw Materials               $        1,163            $           1,025
Finished Goods                       1,758                        1,850
                            $        2,921            $           2,875

NOTE 3 - NET EARNINGS PER SHARE
-------------------------------

Net earnings per share are calculated in accordance with SFAS No.128 "Earnings Per Share." The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per share:

                                                                                        Number of
                                                                    Income               Shares          Per Share
Three months ended March 31, 1999                                (Numerator)          (Denominator)        Amount
---------------------------------                                ----------            ------------        ------
Basic EPS - Net earnings and weighted average common
shares outstanding                                                  $  750             4,880,892            $.15

Effect of dilutive securities - stock options                                             25,532
                                                                                       ---------
Diluted EPS - Net earnings and weighted average
common shares  outstanding  and effect of stock options             $  750             4,906,424            $.15

                                                                                        Number of
                                                                    Income               Shares          Per Share
Three months ended March 31, 1998                                (Numerator)          (Denominator)        Amount
---------------------------------                                ----------            ------------        ------
Basic EPS - Net earnings and weighted average common
shares outstanding                                                  $  831             4,798,180            $.17

Effect of dilutive securities - stock options                                             82,509
                                                                                       ---------

Diluted EPS - Net earnings and weighted average
common shares  outstanding  and effect of stock options
                                                                    $  831             4,880,689            $.17


NOTE 4 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer different products and services. Presently, the Company has two reportable segments, Specialty Products and Encapsulated Products.

Business Segment Net Revenues:

                                                          Three Months Ended
                                                              March 31,
                                                       1999               1998
Specialty Products                              $      4,837       $      4,917
Encapsulated Products                                  2,210              2,818
--------------------------------------------------------------------------------
Total                                           $      7,047       $      7,735
--------------------------------------------------------------------------------


Business Segment Profit (Loss):
--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                              March 31,
                                                       1999               1998
--------------------------------------------------------------------------------
Specialty Products                              $      1,298       $      1,026
Encapsulated Products                                    (92)               286
Interest expense and other income (expense)              (43)               (41)
--------------------------------------------------------------------------------
Earnings before income taxes                    $      1,163       $      1,271
--------------------------------------------------------------------------------

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Cash paid during the three months ended March 31, 1999 and 1998 for income taxes and interest is as follows:

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                              March 31,
                                                         1999            1998
--------------------------------------------------------------------------------
Income taxes                                    $       18         $       45
Interest                                        $       54         $       27
--------------------------------------------------------------------------------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Report contains forward-looking statements,  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The actions and performance of the Company could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors which might cause differences from the forward-looking statements include those referred to or identified in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other factors which may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

         Balchem Corporation is engaged in the development, manufacture and marketing of specialty performance ingredients for the food, feed and medical sterilization industries. The Company operates in two business segments, the micro-encapsulation of performance ingredients (the "encapsulated products" segment) and the repackaging and marketing of high quality specialty gases (the "specialty products" segment).

                        (All dollar amounts in thousands)
Results of Operations:

Three months ended March 31, 1999 as compared with three months ended March 31, 1998
--------------------------------------------------------------------------------

         Net sales for the three months ended March 31, 1999 were $7,047 as compared to $7,735 for the three months ended March 31, 1998, a decrease of $688 or 9%. Net sales for the specialty products segment were $4,837 for the three months ended March 31, 1999 as compared to $4,917 for the three months ended March 31, 1998, a decrease of 2% or $80. This decline was attributable primarily to a decrease in volumes sold of the Company's ethylene oxide product. Net sales for the encapsulated products segment were $2,210 for the three months ended March 31, 1999 as compared to $2,818 for the three months ended March 31, 1998 a decrease of 22% or $608. This decrease was primarily the result of decreased volumes sold of products in the international food markets due to purchasing patterns and inventory level adjustments of certain larger customers.

         Cost of sales increased 1.3 percentage points as a percent of sales for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase was primarily attributable to higher costs related to the mix of products sold during the three months ended March 31, 1999 in the encapsulated products segment and additional amortization expense associated with the early purchase price buy-out option under the agreement pertaining to the 1994 acquisition by the specialty products segment as more fully described in Liquidity and Capital Resources below.

         Operating expenses for the three months ended March 31, 1999 decreased to $1,634 from $1,909 for the three months ended March 31, 1998, a decrease of $275 or 14%. The decrease in operating expenses was primarily the result of a decrease in consulting fees in the specialty products segment, decreased costs associated with the Company's medical plan and decreases in recruiting and relocation expenses for both of the Company's business segments.

         Earnings before income taxes for the specialty products segment for the three months ended March 31, 1999 was $1,298 as compared to $1,025 for the three months ended March 31, 1998. The increase in earnings before income taxes was the direct result of the ongoing cost containment efforts in the selling, general and administrative areas implemented by management in the prior year. Earnings (loss) before income taxes for the encapsulated products segment for the three months ended March 31, 1999 was a $92 loss as compared to a profit of $287 for the three months ended March 31, 1998. The loss for the three months ended March 31, 1999 can primarily be attributed to the decreased volumes sold of products in the international food markets as described above. In addition, during the three months ended March 31, 1999 and the three months ended March 31, 1998, the Company spent $289 and $284, respectively, on Company-sponsored research and development programs substantially all of which pertained to the Company's encapsulated products segment. In particular, the Company continues to incur considerable development expenses in the gathering of data for its encapsulated choline chloride product for animal feed from university studies, commercial field trials and potential customers, to accelerate the marketing effort for this product.

         Income from operations for the three months ended March 31, 1999 was $1,163 as compared to $1,271 for the three months ended March 31, 1998, a decrease of 8% or $108.

         Net earnings were $750 for the three months ended March 31, 1999 as compared to $831 for the three months ended March 31, 1998. Net interest expense for the three months ended March 31, 1999 totaled $43 as compared to $28 for the three months ended March 31, 1998. The increase in interest expense was the result of a higher average debt balance for the three months ended March 31, 1999 due to the exercise of the early purchase price buy-out option under the agreement pertaining to the 1994 acquisition by the specialty products segment as more fully described in Liquidity and Capital Resources below.

Liquidity and Capital Resources

         Cash flow from operating activities provided approximately $1,647 for the three months ended March 31, 1999 as compared to $785 for the three months ended March 31, 1998. Improvements in cash flow for this period of time are primarily the result of reductions in inventory and accounts receivable balances.

         Capital expenditures were $137 for the three months ended March 31, 1999. Capital expenditures are projected to be approximately $700 for 1999.

         On June 16, 1994, the Company purchased certain tangible and intangible assets for one of its packaged specialty ingredients for $1,500 in cash. Under the agreement, the Company was also required to pay contingent amounts to compensate the seller for the purchase of the seller's customer list in accordance with a formula based on profits derived from sales of the specialty packaged product. On June 25, 1998, the Company elected to exercise the early payment option under the agreement resulting in a final Company payment of $3,700 to the seller. The Company has no further purchase price obligation under the agreement. The Company capitalized approximately $3,982 in connection with this acquisition in 1998.

          In connection with the exercise of the early payment option described above, the Company borrowed an additional $3,000 during 1998. Long-term debt, including the current portion, totaled $2,750 at March 31, 1999.

         The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity. The Company currently has approval for a $2,000 line of credit from its principal bank all of which was available at March 31, 1999.

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

         Management presently believes that the Company has substantially completed its Year 2000 planning for its internal systems and facilities utilizing both internal and external resources. The Company has implemented a new computer network throughout the organization and is currently implementing a Year 2000 compliant version of its core business software. It is anticipated that Year 2000 compliance efforts will be completed by mid-1999, allowing time for testing. The Company's information systems include sales, production, administrative and financial applications. In the event one of these systems was to fail, the Company's ability to capture, schedule and fulfill customer demands might be impaired.

         The cost of the Company's Year 2000 project is expected to range between $75 and $140. Approximately $60 of this amount was incurred through March 31, 1999. The remainder of the estimated cost of the project is expected to be incurred throughout 1999. The foregoing costs do not include Company internal costs, which are principally the payroll costs for those employees working on Year 2000 related matters. Such employees are otherwise full-time employees of the Company who have not been hired specifically for Year 2000 related matters and accordingly, such costs have not been tracked. Costs of the Year 2000 project have been expensed as incurred.

         The Company is currently reviewing its external relationships to address potential Year 2000 issues arising from relationships with significant suppliers, service providers and customers. The Company has mailed Year 2000 questionnaires to significant suppliers and service providers and is reviewing responses to these questionnaires. The Company will also be contacting several significant customers regarding such customers' readiness.

         To the extent practicable, contingency plans will be put in place during 1999 in the event that the Company determines that it is at significant risk in regard to suppliers, customers or its own internal hardware and software. Contingency plans may include, but will not be limited to, stockpiling raw materials, increasing finished goods inventory levels, consideration of alternative sources of supply, customer communication plans, manually performing certain functions and plant and business response plans.

         In general, the Company's plans are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure. The Company believes that due to the widespread nature of the potential Year 2000 issues, its contingency planning is an ongoing process which will require further consideration as the Company obtains additional information. Although not currently anticipated, the Company believes that the most reasonably likely worst case scenario resulting from Year 2000 problems would be a slowdown or temporary cessation of manufacturing operations at one or both of the Company's facilities due to one or more of the Company's specialty product vendors' inability to supply material to the Company in a timely manner and/or the unavailability of regularly used transportation sources for both incoming and outgoing shipments of the Company's raw materials and finished products. Manufacturing and shipping operations could also be adversely impacted by a disruption in utility services. The Company has not yet developed specific contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but would attempt to do so if a specific problem is identified through the program described above. In some cases, particularly with respect to its utility vendors, alternative suppliers may not be available and effective contingency plans may not be feasible.

         The failure to correct a material Year 2000 problem could, of course, result in an interruption in, or failure of, certain normal business activities or operations. Such failures could and the scenario described in the preceding paragraph would, materially and adversely affect the Company. Due to the general uncertainty inherent in the Year 2000 problem, resulting largely from the uncertainty of the Year 2000 readiness of the Company's suppliers, other third-party providers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company.

Impact of Recent Accounting Standards

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of March 31, 1999, the Company's only borrowings were under a bank term loan which bears interest at LIBOR plus 1%. A 100 basis point increase in interest rates, applied to the Company's borrowings at March 31, 1999, would result in an increase in annual interest expense and a corresponding reduction in cash-flow of approximately $28. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

         The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company generally have any financial instruments entered into for trading or hedging purposes. Foreign sales are generally billed in U.S. dollars. The Company believes that its business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.

Part II. Other Information

         Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1.1 Amendment to Incentive Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 4.2.1 to the Company's Registration Statement on Form S-8, as filed on May 12, 1999).*

                  10.3.1 First Amendment to Balchem Corporation 401(k)/Profit Sharing Plan, dated April 29, 1999 (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, as filed on May 11, 1999, File No. 333-44489).

                  10.7 Balchem Corporation 1999 Stock Plan (incorporated by reference to Proxy Statement, dated April 23, 1999, for the Company's 1999 Annual Meeting of Stockholders).*

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

-----------------

                  * Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         BALCHEM CORPORATION



         By:/s/ Dino A. Rossi
         --------------------
         Dino A. Rossi, President,
         Chief Executive Officer and
         Principal Financial Officer

         Date: May 14, 1999

                                  EXHIBIT INDEX

Exhibit

10.1.1   Amendment  to Incentive  Stock  Option Plan of the Company,  as amended
         (incorporated   by  reference  to  Exhibit   4.2.1  to  the   Company's
         Registration Statement on Form S-8, as filed on May 12, 1999).

10.3.1 First Amendment to Balchem Corporation 401(k)/Profit Sharing Plan, dated April 29, 1999 (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, as filed on May 11, 1999, File No. 333-44489).

10.7 Balchem Corporation 1999 Stock Plan (incorporated by reference to Proxy Statement, dated April 23, 1999, for the Company's 1999 Annual Meeting of Stockholders).

27       Financial Data Schedule.