Form 10-Q
period 1999-06-30
BALCHEM CORP
filed 1999-08-06
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)        Quarterly Report Pursuant To Section 13 Or 15 (d) of
   [ X ]          The Securities Exchange Act of 1934

                  For The Quarterly Period Ended June 30, 1999

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

                           Yes      [ X ]       No   [   ]


As of July 16, 1999, the registrant had 4,892,527 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1. Financial Statements

                               BALCHEM CORPORATION

                      Condensed Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                                                    Unaudited
                                                                                    ---------
                                  Assets                                  June 30,             December 31,
                                  ------                                   1999                   1998
                                                                       -------------          ------------
Current assets:
    Cash and cash equivalents                                               $ 1,392               $ 1,348
    Trade accounts receivable, less allowance for doubtful accounts           3,198                 3,283
    Inventories                                                               2,652                 2,875
    Prepaid expenses                                                            344                   476
    Income taxes receivable                                                     123                   198
    Deferred income taxes                                                       206                   219
                                                                       -------------          ------------
    Total current assets                                                      7,915                 8,399
                                                                       -------------          ------------

Property, plant and equipment, net of accumulated depreciation                7,886                 8,103

Intangible assets, net of accumulated amortization                            5,620                 6,139
Other assets                                                                      1                     7
                                                                      =============          ============
    Total assets                                                           $ 21,422              $ 22,648
                                                                      =============          ============


See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION

                      Condensed Consolidated Balance Sheets

                 (In thousands, except share and per share data)

            Liabilities and Stockholders' Equity                   June 30,         December 31,
                                                                    1999                1998
                                                               --------------       --------------
Current liabilities:
    Accounts payable and accrued expenses                            $ 1,070              $ 1,478
    Accrued compensation and other benefits                              480                  601
    Dividends payable                                                      -                  160
    Current portion of  long-term debt                                   600                1,200
    Current portion of other long-term obligations                        36                   43
                                                               --------------       --------------
    Total current liabilities                                          2,186                3,482
                                                               --------------       --------------
Long-term debt                                                         1,150                2,550
Deferred income taxes                                                    441                  525
Deferred compensation                                                    116                  135
Other long-term obligations                                              153                  181
                                                               --------------       --------------
                                                                       1,860                3,391
                                                               --------------       --------------

                                                               --------------       --------------
    Total liabilities                                                  4,046                6,873
                                                               --------------       --------------
Stockholders' equity:
    Preferred stock, $25 par value.  Authorized  2,000,000
       shares;  none issued and outstanding
    Common stock,  $.06 2/3 par value.  Authorized  10,000,000 shares; issued and outstanding 4,892,527 shares at
       June 30, 1999 and 4,875,914 shares at December 31, 1998           326                  325
    Additional paid-in capital                                         2,878                2,783
    Retained earnings                                                 14,172               12,667
                                                               --------------       --------------
    Total stockholders' equity                                        17,376               15,775
                                                               --------------       --------------
             Total liabilities & stockholders' equity                $21,422              $22,648
                                                               ==============       ==============

See accompanying notes to condensed consolidated financial statements.

                                       BALCHEM CORPORATION

                         Condensed Consolidated Statements of Operations

                              (In thousands, except per share data)

                                                                  Unaudited                           Unaudited
                                                                  ---------                           ---------

                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                            June 30,
                                                          1999                 1998            1999               1998
                                                        -------              -------         --------           --------
Net sales                                               $ 7,270              $ 7,220         $ 14,316           $ 14,953

Cost of sales                                             4,330                4,313            8,536              8,832
                                                        -------              -------         --------           --------

Gross margin                                              2,940                2,907            5,780              6,121

Operating expenses:
     Selling expenses                                       650                  669            1,291              1,406
     Research and development expenses                      360                  240              649                524
     General and administrative expenses                    728                  799            1,432              1,681
                                                        -------              -------         --------           --------
Total operating expenses                                  1,738                1,708            3,372              3,611

                                                        -------              -------         --------           --------
Income from operations                                    1,202                1,199            2,408              2,510

Other expenses - net:

     Interest expense - net                                  30                   17               73                 38
     Other (income)/expense - net                            (3)                  (1)              (3)                19
                                                        -------              -------         --------           --------
     Total other expenses - net                              27                   16               70                 57

                                                        -------              -------         --------           --------
Earnings before income taxes                              1,175                1,183            2,338              2,453

     Income taxes                                           420                  430              833                869
                                                        -------              -------         --------           --------

Net earnings                                              $ 755                $ 753          $ 1,505            $ 1,584
                                                        -------              -------         --------           --------
Basic net earnings per common share (note 3)             $ 0.15               $ 0.16           $ 0.31             $ 0.33
                                                        -------              -------         --------           --------
Diluted net earnings per common share (note 3)           $ 0.15               $ 0.15           $ 0.31             $ 0.32
                                                        -------              -------         --------           --------

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION

                 Condensed Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                           Unaudited
                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                    1999               1998
                                                                                  ----------         ----------
Cash flows from operating activities:
    Net earnings                                                                    $ 1,505            $ 1,584
    Adjustments   to  reconcile  net  income  to
    net  cash  provided  by  operating
    activities:

    Depreciation and amortization                                                     1,021                675
    Non-employee stock compensation                                                      38                 48
    Employee non-cash compensation                                                       89                190
    Deferred income tax benefit                                                         (71)               (41)
    Loss on sale of equipment                                                             -                 19
       Changes in assets and liabilities:
           Accounts receivable                                                            85               (123)
           Inventories                                                                   223               (504)
           Prepaid expenses                                                              132                369
           Accounts payable and accrued expenses                                        (559)              (633)
           Income taxes receivable                                                        74               (115)
           Deferred compensation payable                                                 (19)               (11)
                                                                                  ----------         ----------
             Net cash flows provided by operating activities                           2,518              1,458
                                                                                  ----------         ----------
Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment                                   -                 15
    Capital expenditures                                                               (249)              (771)
    Investments  in other assets                                                        (37)            (4,008)
                                                                                  ----------         ----------
             Net cash flows used in investing activities                               (286)            (4,764)
                                                                                  ----------         ----------
Cash flows from financing activities:
    Net borrowings under short-term revolver                                              -                125
    Proceeds from long-term debt                                                          -              3,000
    Principal payments on long-term debt                                             (2,000)              (550)
    Stock options and warrants exercised                                                  7                240
    Dividends paid                                                                     (160)              (160)
    Other financing activities                                                          (35)               (27)
                                                                                  ----------         ----------
              Net cash flows (used for) provided by financing activities             (2,188)             2,628
                                                                                  ----------         ----------
Increase (decrease) in cash and cash equivalents 44 (678)
Cash and cash equivalents beginning of year                                            1,348               736
                                                                                  ----------         ----------
Cash and cash equivalents end of period                                              $ 1,392              $ 58
                                                                                  ==========         ==========

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - INVENTORIES

Inventories at June 30, 1999 and December 31, 1998 consist of the following:

                            June 30, 1999         December 31, 1998
-----------------------------------------------------------------
Raw Materials            $       1,068     $                1,025
Finished Goods                   1,584                      1,850
------------------------------------------------------------------
                         $       2,652     $                2,875
------------------------------------------------------------------

NOTE 3 - NET EARNINGS PER SHARE
-------------------------------

Net earnings per share are calculated in accordance with SFAS No.128 "Earnings Per Share." The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per share:

                                                                                          Number of
                                                                      Income               Shares               Per Share
Three months ended June 30, 1999                                   (Numerator)          (Denominator)             Amount
--------------------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                                   $  755                4,890,556             $.15

Effect of dilutive securities - stock options                                                17,154
                                                                                          ---------
Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options                                             $  755                4,907,710             $.15

                                                                                          Number of
                                                                      Income               Shares               Per Share
Three months ended June 30, 1998                                   (Numerator)          (Denominator)           Amount
--------------------------------------------------------------------------------------------------------------------------
Basic EPS Net earnings and weighted
average common shares outstanding                                   $  753                4,826,696             $.16

Effect of dilutive securities - stock options                                               114,762
                                                                                            -------
Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options                                             $  753                4,941,458             $.15
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------

                                                                                          Number of
                                                                      Income               Shares               Per Share
Six months ended June 30, 1999                                      (Numerator)          (Denominator)            Amount
--------------------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                                 $  1,505                4,885,724             $.31

Effect of dilutive securities - stock options                                                21,343
                                                                                             ------
Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options                                           $  1,505                4,907,067             $.31
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------

                                                                                          Number of
                                                                      Income               Shares               Per Share
Six months ended June 30, 1998                                      (Numerator)          (Denominator)           Amount
--------------------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                                 $  1,584                4,812,438             $.33

Effect of dilutive securities - stock options                                                98,635
                                                                                          ---------
Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options                                           $  1,584                4,911,073             $.32
--------------------------------------------------------------------------------------------------------------------------

NOTE 4 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer different products and services. Presently, the Company has two reportable segments, specialty products and encapsulated products.

Business Segment Net Revenues:
                                                      Three Months Ended                            Six Months Ended
                                                           June 30,                                     June 30,
                                                 1999                    1998                  1999                    1998
------------------------------------------------------------------------------------------------------------------------------------
Specialty Products                            $  5,003            $      5,165           $      9,839            $     10,081
Encapsulated Products                            2,267                   2,055                  4,477                   4,872
------------------------------------------------------------------------------------------------------------------------------------
Total                                         $  7,270            $      7,220           $     14,316            $     14,953
------------------------------------------------------------------------------------------------------------------------------------

Business Segment Profit (Loss):
------------------------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                            Six Months Ended
                                                           June 30,                                     June 30,
                                                 1999                    1998                  1999                    1998
------------------------------------------------------------------------------------------------------------------------------------
Specialty Products                            $  1,436            $      1,433           $      2,734            $      2,458
Encapsulated Products                             (234)                   (234)                  (326)                     52
Interest expense and other income (expense)        (27)                    (16)                   (70)                    (57)
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                  $  1,175            $      1,183           $      2,338            $      2,453
------------------------------------------------------------------------------------------------------------------------------------

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 1999 and 1998 for income taxes and interest is as follows:

                                               Six Months Ended
                                                   June 30,
                                             1999            1998
------------------------------------------------------------------------
Income taxes                            $     811        $     925
Interest                                $     102        $      54
------------------------------------------------------------------------

NOTE 6 - COMMON STOCK

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. As of June 30, 1999, no shares were repurchased under the program.

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

                        (All dollar amounts in thousands)

Results of Operations:

Three  months  ended June 30, 1999 as compared  with three months ended June 30,
1998

               Net sales for the three months ended June 30, 1999 were $7,270 as compared to $7,220 for the three months ended June 30, 1998, an increase of $50 or 1%. Net sales for the specialty products segment were $5,003 for the three months ended June 30, 1999 as compared to $5,165 for the three months ended June 30, 1998, a decrease of $162 or 3%. This decline was attributable primarily to a decrease in volumes sold of the Company's propylene oxide product. Net sales for the encapsulated products segment were $2,267 for the three months ended June 30, 1999 as compared to $2,055 for the three months ended June 30, 1998 an increase of $212 or 10%. This increase was primarily the result of increased sales in the domestic food markets.

               Cost of sales as a percent of sales for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 varied slightly. Margins improved in the encapsulated products division, a result of the mix of products sold during the three months ended June 30, 1999. Margins for the specialty products segment were negatively affected by approximately $149 by additional amortization expense associated with the early purchase price buy-out option under the agreement pertaining to the 1994 acquisition by the specialty products segment as more fully described in Liquidity and Capital Resources below.

               Operating expenses for the three months ended June 30, 1999 increased to $1,738 from $1,708 for the three months ended June 30, 1998, an increase of $30 or 2%. The increase in operating expenses was primarily the result of increased payroll expense in the area of applications research and development in the encapsulated products segment and increased R&D consulting expenses for the animal nutrition project. These increases were partially offset by lower costs in the selling, general and administrative areas, a result of the ongoing cost containment efforts implemented by management.

               Income from operations for the three months ended June 30, 1999 was $1,202 as compared to $1,199 for the three months ended June 30, 1998. Income from operations for the specialty products segment for the three months ended June 30, 1999 was $1,436 as compared to $1,433 for the three months ended June 30, 1998. The modest increase in income from operations despite lower sales for the quarter was the direct result of the ongoing cost containment efforts in the selling, general and administrative areas implemented by management. Income
(loss) from operations for the encapsulated products segment was a $234 loss for each of the three months ended June 30, 1999 and 1998. During the three months ended June 30, 1999 and the three months ended June 30, 1998, the Company spent $360 and $240, respectively, on Company-sponsored research and development programs substantially all of which pertained to the Company's encapsulated products segment. In particular, the Company continues to incur considerable development expenses in the gathering of data for its encapsulated choline chloride product for animal nutrition from university studies, commercial field trials and veterinarians, to accelerate the marketing effort for this product.

                             Net  earnings  were $755 for the three months ended
June 30, 1999 as compared to $753 for the three months ended June 30, 1998. Net interest expense for the three months ended June 30, 1999 totaled $30 as compared to $17 for the three months ended June 30, 1998. The increase in interest expense was the result of a higher average debt balance for the three months ended June 30, 1999 due to the exercise of the early purchase price buy-out option under the agreement pertaining to the 1994 acquisition by the specialty products segment as more fully described in Liquidity and Capital Resources below.

Six months ended June 30, 1999 as compared with six months ended June 30, 1998

               Net sales for the six months ended June 30, 1999 were $14,316 as compared to $14,953 for the six months ended June 30, 1998, a decrease of $637 or 4%. Net sales for the specialty products segment were $9,839 for the six months ended June 30, 1999 as compared to $10,081 for the six months ended June 30, 1998, a decrease of $242 or 2%. This decline was attributable primarily to a decrease in volumes sold of the Company's ethylene oxide and methyl chloride products. Net sales for the encapsulated products segment were $4,477 for the six months ended June 30, 1999 as compared to $4,872 for the six months ended June 30, 1998 a decrease of $395 or 8%. This decrease was primarily the result of decreased sales in the international food market and was partially offset by increased sales in the domestic food markets.

               Cost of sales as a percent of sales for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 increased 0.5%. Margins in the encapsulated products division declined slightly for the six months ended June 30, 1999 as compared to June 30, 1998, a result of lower volumes sold and produced. Margins for the specialty products segment were maintained while absorbing additional amortization expense of approximately $302 associated with the early purchase price buy-out option under the agreement pertaining to the 1994 acquisition by the specialty products segment as more fully described in Liquidity and Capital Resources below.

               Operating expenses for the six months ended June 30, 1999 decreased to $3,372 from $3,611 for the six months ended June 30, 1998, a decrease of $239 or 7%. The decrease in operating expenses was primarily the result of a decrease in consulting fees in the specialty products segment and other payroll related expenses. These decreases were partially offset by increased payroll expense in the area of applications research and development and increased R&D consulting expenses in the encapsulated products segment.

               Income from operations for the six months ended June 30, 1999 was $2,408 as compared to $2,510 for the six months ended June 30, 1998. Income from operations for the specialty products segment for the six months ended June 30, 1999 was $2,734 as compared to $2,458 for the six months ended June 30, 1998. The increase in income from operations despite lower sales for the six months was the direct result of the ongoing cost containment efforts in the selling, general and administrative areas implemented by management. Income (loss) from operations for the encapsulated products segment for the six months ended June 30, 1999 was a $326 loss as compared to earnings of $52 for the six months ended June 30, 1998. During the six months ended June 30, 1999 and the six months ended June 30, 1998, the Company spent $649 and $524, respectively, on Company-sponsored research and development programs substantially all of which pertained to the Company's encapsulated products segment. In particular, the Company continues to incur considerable development expenses in the gathering of data for its encapsulated choline chloride product for animal nutrition from university studies, commercial field trials and veterinarians, to accelerate the marketing effort for this product.

               Net earnings were $1,505 for the six months ended June 30, 1999 as compared to $1,584 for the six months ended June 30, 1998. Net interest expense for the six months ended June 30, 1999 totaled $73 as compared to $38 for the six months ended June 30, 1998. The increase in interest expense was the result of a higher average debt balance for the six months ended June 30, 1999 due to the exercise of the early purchase price buy-out option under the agreement pertaining to the 1994 acquisition by the specialty products segment as more fully described in Liquidity and Capital Resources below.

Liquidity and Capital Resources

               Cash flow from operating activities provided approximately $2,518 for the six months ended June 30, 1999 as compared to $1,458 for the six months ended June 30, 1998. Improvements in cash flow for this period of time were due primarily to reductions in inventory and accounts receivable balances.

               Capital expenditures were $249 for the six months ended June 30, 1999. Capital expenditures are projected to be approximately $700 for all of calendar year 1999.

               In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. As of June 30, 1999, no shares were repurchased under the program. The corporation intends to acquire shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

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

               In connection with the exercise of the early payment option described above, the Company borrowed an additional $3,000 during 1998. Long-term debt, including the current portion, totaled $1,750 at June 30, 1999.

               The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity. The Company currently has approval for a $2,000 line of credit from its principal bank all of which was available at June 30, 1999.

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

               Management presently believes that the Company has substantially completed its Year 2000 planning for its internal systems and facilities utilizing both internal and external resources. The Company has implemented a new computer network throughout the organization and is currently implementing a Year 2000 compliant version of its core business software. The Company has conducted Year 2000 testing on the majority of applications identified during its planning phase. Testing of the remaining systems should be completed by the end of the third quarter of 1999. The Company's information systems include sales, production, administrative and financial applications. In the event one of these systems was to fail, the Company's ability to capture, schedule and fulfill customer demands might be impaired.

               The cost of the Company's Year 2000 project is expected to be less than $100. Approximately $75 of this amount was incurred through June 30, 1999. The remainder of the estimated cost of the project is expected to be incurred throughout 1999. The foregoing costs do not include Company internal costs, which are principally the payroll costs for those employees working on Year 2000 related matters. Such employees are otherwise full-time employees of the Company who have not been hired specifically for Year 2000 related matters and accordingly, such costs have not been tracked. Costs of the Year 2000 project have been expensed as incurred.

               The Company is currently reviewing its external relationships to address potential Year 2000 issues arising from relationships with significant suppliers, service providers and customers. The Company has mailed Year 2000 questionnaires to significant suppliers and service providers and is reviewing responses to these questionnaires. Based on the responses received to date from the suppliers and service providers, the Company does not anticipate any material disruption to its operations as a result of year 2000 compliance failure. The Company has also contacted several significant customers regarding such customers' readiness. All such customers have responded that they do not anticipate any material disruption to their operations as a result of year 2000 compliance failure.

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

               In general, the Company's plans are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure. The Company believes that due to the widespread nature of the potential Year 2000 issues, its contingency planning is an ongoing process, which will require further consideration, as the Company obtains additional information. Although not currently anticipated, the Company believes that the most reasonably likely worst case scenario resulting from Year 2000 problems would be a slowdown or temporary cessation of manufacturing operations at one or both of the Company's facilities due to one or more of the Company's specialty product vendors' inability to supply material to the Company in a timely manner and/or the unavailability of regularly used transportation sources for both incoming and outgoing shipments of the Company's raw materials and finished products. Manufacturing and shipping operations could also be adversely impacted by a disruption in utility services. The Company has specific plans to have increased quantities of raw material inventories for its specialty products segment on hand at year-end. The Company has not yet developed any other specific contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but would attempt to do so if a specific problem is identified through the program described above. In some cases, particularly with respect to its utility vendors, alternative suppliers may not be available and effective contingency plans may not be feasible.

               The failure to correct a material Year 2000 problem could, of course, result in an interruption in, or failure of, certain normal business activities or operations. Such failures could, and the scenario described in the preceding paragraph would, materially and adversely affect the Company. Due to the general uncertainty inherent in the Year 2000 problem, resulting largely from the uncertainty of the Year 2000 readiness of the Company's suppliers, other third-party providers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company.

Impact of Recent Accounting Standards

               In June 1998, the Financial Accounting Standards Board issued Statement No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations in the year of adoption.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

               In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of June 30, 1999, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1%. A 100 basis point increase in interest rates, applied to the Company's borrowings at June 30, 1999, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $18. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

Part II.       Other Information

Item 4.        Submission of Matters to a Vote of Security Holders

               An annual meeting of stockholders was held on June 25, 1999. The following directors were re-elected to serve until the annual meeting of stockholders in 2002 and until the election and qualification of their respective successors:

Director                                            For                       Withheld

John E. Beebe                                       4,287,357                 244,866
Francis X. McDermott                                4,291,783                 240,440
Leonard J. Zweifler                                 4,291,433                 240,790


The stockholders of the Company also voted to approve the 1999 Stock Plan in accordance with the following vote:

For                        Against                Abstain              Non-Vote
2,639,182                  257,911                45,336               1,589,794


Item 6.                      Exhibits and Reports on Form 8-K

                             27         Financial Data Schedule.

               (b)           Reports on Form 8-K

                             No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                          SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               BALCHEM CORPORATION
               -------------------

               By:/s/ Dino A. Rossi
               --------------------
               Dino A. Rossi, President,
               Chief Executive Officer and
               Principal Financial Officer

               Date: August 6, 1999
               --------------------