Form 10-Q
period 1999-09-30
BALCHEM CORP
filed 1999-11-15
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)            Quarterly Report Pursuant to Section 13 or 15 (d) of
 [ X ]                        The Securities Exchange Act of 1934

                      For The Quarterly Period Ended September 30, 1999

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

                                  914-355-5300
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code:

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                           Yes   [ X ]     No   [   ]

As of November 10, 1999, the registrant had 4,827,205 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1. Financial Statements

                                              BALCHEM CORPORATION
                                     Condensed Consolidated Balance Sheets
                                (In thousands, except share and per share data)

                                                                                    Unaudited
                                                                                    ---------

                             Assets                                   September 30,            December 31,
                                                                           1999                     1998
                                                                         -------                   -------
Current assets:
  Cash and cash equivalents .....................................        $ 2,160                   $ 1,348
  Trade accounts receivable, less allowance for doubtful accounts          3,594                     3,283
  Inventories ...................................................          2,551                     2,875
  Prepaid expenses ..............................................            223                       476
  Income taxes receivable .......................................             70                       198
  Deferred income taxes .........................................            214                       219
                                                                         -------                   -------
      Total current assets ......................................          8,812                     8,399
                                                                         -------                   -------

Property, plant and equipment, net of accumulated depreciation             7,840                     8,103

Intangible assets, net of accumulated amortization ............            5,377                     6,139
Other assets ..................................................                1                         7
                                                                         -------                   -------
      Total assets ............................................          $22,030                   $22,648
                                                                         =======                   =======

     See accompanying notes to condensed consolidated financial statements.

                                               BALCHEM CORPORATION
                                      Condensed Consolidated Balance Sheets
                                 (In thousands, except share and per share data)

                                                                                            Unaudited
                                                                                            ---------

                           Liabilities and Stockholders' Equity                    September 30,   December 31,
                                                                                        1999           1998
                                                                                     --------      --------
Current liabilities:
   Accounts payable and accrued expenses .......................................      $  1,220      $  1,478
   Accrued compensation and other benefits .....................................           704           601
   Dividends payable ...........................................................                         160
   Current portion of  long-term debt ..........................................           600         1,200
   Current portion of other long-term obligations ..............................            36            43
                                                                                      --------      --------
      Total current liabilities ................................................         2,560         3,482
                                                                                      --------      --------

Long-term debt .................................................................         1,150         2,550
Deferred income taxes ..........................................................           413           525
Deferred  compensation .........................................................           112           135
Other long-term obligations ....................................................           135           181
                                                                                      --------      --------
                                                                                         1,810         3,391
                                                                                      --------      --------

                                                                                      --------      --------
      Total liabilities ........................................................         4,370         6,873
                                                                                      --------      --------

Stockholders' equity:
   Preferred stock, $25 par value. Authorized 2,000,000
   shares; none issued and outstanding
Common stock, $.06 2/3 par value. Authorized 10,000,000
   shares; 4,897,596 shares issued and 4,837,296 shares outstanding at
   September 30, 1999 and 4,875,914 shares issued and outstanding at
   December 31, 1998 ...........................................................           326           325
Additional paid-in capital .....................................................         2,910         2,783
Retained earnings ..............................................................        14,833        12,667
Treasury stock, at cost: 60,300 shares at September 30, 1999 ...................          (409)
                                                                                      --------      --------
      Total stockholders' equity ...............................................        17,660        15,775
                                                                                      --------      --------
      Total liabilities & stockholders' equity .................................      $ 22,030      $ 22,648
                                                                                      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                                         BALCHEM CORPORATION
                           Condensed Consolidated Statements of Operations
                                (In thousands, except per share data)

                                                           Unaudited                  Unaudited
                                                           ---------                  ---------
                                                        Three Months Ended        Nine Months Ended
                                                         September 30,              September 30,
                                                     1999         1998          1999          1998
                                                   --------     --------      --------      --------
Net sales ....................................     $  7,229     $  6,583      $ 21,545      $ 21,536

Cost of sales ................................        4,235        4,236        12,771        13,068
                                                   --------     --------      --------      --------

Gross margin .................................        2,994        2,347         8,774         8,468

Operating expenses:
   Selling expenses ..........................          869          536         2,160         1,942
   Research and development expenses .........          343          199           992           723
   General and administrative expenses .......          698          645         2,130         2,326
                                                   --------     --------      --------      --------
Total operating expenses .....................        1,910        1,380         5,282         4,991

Income from operations .......................        1,084          967         3,492         3,477

Other expenses - net:

   Interest expense - net ....................           21           66            94           104
   Other (income)/expense - net ..............           --           (4)           (3)           15
                                                   --------     --------      --------      --------
Total other expenses - net ...................           21           62            91           119

Earnings before income taxes .................        1,063          905         3,401         3,358

Income taxes .................................          402          310         1,235         1,179
                                                   --------     --------      --------      --------

Net earnings .................................     $    661     $    595      $  2,166      $  2,179
                                                   ========     ========      ========      ========
Basic net earnings per common share (note 3) .     $   0.14     $   0.12      $   0.44      $   0.45
                                                   ========     ========      ========      ========
Diluted net earnings per common share (note 3)     $   0.14     $   0.12      $   0.44      $   0.44
                                                   ========     ========      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                                 BALCHEM CORPORATION
                   Condensed Consolidated Statements of Cash Flows
                                   (In thousands)
                                                                      (Unaudited)
                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1999         1998
                                                                  -------      -------
Cash flows from operating activities:

Net earnings ................................................     $ 2,166      $ 2,179

Adjustments to reconcile net incom
to net cash provided by operating activities:
   Depreciation and amortization ............................       1,524        1,163
   Non-employee stock compensation ..........................          60           41
   Employee non-cash compensation ...........................         122          229
   Deferred income tax benefit ..............................        (107)         (50)
   Loss on sale of equipment ................................                       19
      Changes in assets and liabilities:
        Accounts receivable ..................................       (311)        (145)
        Inventories ..........................................        324         (347)
        Prepaid expenses .....................................        253          544
        Accounts payable and accrued expenses ................       (208)        (415)
        Income taxes receivable ..............................        128         (214)
        Deferred compensation payable ........................        (23)          (2)
                                                                  -------      -------
           Net cash flows provided by operating activities ...      3,928        3,002
                                                                  -------      -------

Cash  flows from investing activities:
   Proceeds from sale of property, plant and equipment .......                      15
   Capital expenditures ......................................       (429)      (1,328)
   Investments in intangibles and other assets ...............        (71)      (4,016)
                                                                  -------      -------
           Net cash flows used in investing activities .......       (500)      (5,329)
                                                                  -------      -------
Cash flows from financing activities:
   Proceeds from long-term debt ..............................                   3,000
   Principal payments on long-term debt ......................     (2,000)        (550)
   Stock options and warrants exercised ......................          6          278
   Dividends paid ............................................       (160)        (160)
   Treasury stock at cost ....................................       (409)
   Other financing activities ................................        (53)         (40)
                                                                  -------      -------
           Net cash flows (used for) provided by financing
           activities ........................................     (2,616)       2,528
                                                                  -------      -------
Increase in cash and cash equivalents ........................        812          201

Cash and cash equivalents beginning of year ..................      1,348          736
                                                                  -------      -------
Cash and cash equivalents end of period ......................    $ 2,160      $   937
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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results expected for the full year.

Certain 1998 amounts have been reclassified to conform to the current period presentation.

NOTE 2 - INVENTORIES

Inventories at September 30, 1999 and December 31, 1998 consist of the following:

                             September 30,       December 31,
                                 1999                1998
                             -----------        ------------
Raw Materials                $     1,000        $      1,025
Finished Goods                     1,551        $      1,850
                             -----------        ------------
                             $     2,551        $      2,875
                             ===========        ============

NOTE 3 - NET EARNINGS PER SHARE

Net earnings per share are calculated in accordance with Statement of Financial Accounting Standards No.128 "Earnings Per Share." The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per share:

                                                                                  Number of
                                                                  Income            Shares     Per Share
Three months ended September 30, 1999                         (Numerator)      (Denominator)    Amount
-------------------------------------                          -----------      -------------  ---------
Basic EPS - Net earnings and weighted average common
shares outstanding .......................................     $      661         4,845,164     $   .14

Effect of dilutive securities - stock options ............                           29,973
                                                               ----------         ---------     -------
Diluted EPS - Net earnings and weighted  average common
shares outstanding and effect of stock options ...........     $      661         4,875,137     $   .14
                                                               ==========         =========     =======
                                                                                  Number of
                                                                  Income            Shares     Per Share
Three months ended September 30, 1998                          (Numerator)      (Denominator)    Amount
-------------------------------------                          -----------      -------------  ---------
Basic EPS - Net earnings and weighted average common
shares outstanding                                             $      595         4,866,077     $   .12

Effect of dilutive securities - stock options                                        55,083
                                                               ----------         ---------     -------
Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options          $      595         4,921,160     $   .12
                                                               ==========         =========     =======
                                                                                  Number of
                                                                  Income            Shares
Nine months ended September 30, 1999                           (Numerator)      (Denominator)  Per Share
------------------------------------                           -----------      -------------  ---------
Basic EPS - Net earnings and weighted average common
shares outstanding                                             $    2,166         4,872,204     $   .44

Effect of dilutive securities - stock options                                        24,219
                                                               ----------         ---------     -------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options          $    2,166         4,896,423     $   .44
                                                               ==========         =========     =======

                                                                                  Number of
                                                                  Income            Shares     Per Share
Nine months ended September 30, 1998                            (Numerator)     (Denominator)        Amount
---------------------------------------------------------- ----------------- --------------------- ---------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                             $    2,179         4,830,318     $   .45

Effect of dilutive securities - stock options                                        84,078
                                                               ----------         ---------     -------
Diluted EPS - Net earnings and weighted average
common shares  outstanding  and effect of stock options        $    2,179         4,914,396     $   .44
                                                               ==========         =========     =======

NOTE 4 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. Presently, the Company has two reportable segments, specialty products and encapsulated products.

Business Segment Net Revenues:

                                              Three Months Ended                          Nine Months Ended
                                                September 30,                               September 30,
                                         1999                1998                   1999                1998
                                     ------------       ------------           ------------        ------------
Specialty Products                   $      4,954       $      4,676           $     14,793        $     14,757
Encapsulated Products                       2,275              1,907                  6,752               6,779
                                     ------------       ------------           ------------        ------------
 Total                               $      7,229       $      6,583           $     21,545        $     21,536
                                     ============       ============           ============        ============

Business Segment Profit (Loss):

                                              Three Months Ended                          Nine Months Ended
                                                September 30,                               September 30,
                                         1999                1998                   1999                1998
                                     ------------       ------------           ------------        ------------
Specialty Products                   $      1,349       $     1,203            $      4,083        $      3,661
Encapsulated Products                        (265)             (236)                   (591)               (184)
Interest expense and other
 income (expense)                             (21)              (62)                    (91)               (119)
 Earnings before income taxes
                                     $      1,063       $       905            $      3,401        $      3,358
                                     ============       ============           ============        ============

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 1999 and 1998 for income taxes and interest is as follows:

                                 Nine Months Ended
                                   September 30,

                                1999                1998
                       -----------------  ------------------
Income taxes           $           1,172  $            1,298
Interest               $             134  $              120
                       -----------------  ------------------

NOTE 6 - COMMON STOCK

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Since inception of its repurchase authorization, through September 30, 1999, the Company has repurchased 60,300 shares at an average cost of $6.79 per share.

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

         Balchem Corporation is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, feed and medical sterilization industries. The Company operates in two business segments, the micro-encapsulation of performance ingredients (the "encapsulated products" segment) and the repackaging and marketing of high quality specialty gases (the "specialty products" segment).

                       (All dollar amounts in thousands)

Results of Operations:

Three months ended September 30, 1999 as compared with three months ended September 30, 1998

         Net sales for the three months ended September 30, 1999 were $7,229 as compared to $6,583 for the three months ended September 30, 1998, an increase of $646 or 10%. Net sales for the specialty products segment were $4,954 for the three months ended September 30, 1999 as compared to $4,676 for the three months ended September 30, 1998, an increase of $278 or 6%. This increase was attributable primarily to increased volumes sold of the Company's ethylene oxide product. Net sales for the encapsulated products segment were $2,275 for the three months ended September 30, 1999 as compared to $1,907 for the three months ended September 30, 1998 an increase of $368 or 19%. This increase was principally the result of increased volumes sold in the domestic and international food markets.

         Cost of sales as a percent of sales for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 showed improvement of six percentage points. Margins improved in the encapsulated products segment, a result of increased volumes of products produced and sold during the three months ended September 30, 1999. Margins for the specialty products segment were favorably affected by increased volumes sold and improved production efficiencies of blended ethylene oxide products, a result of the Company's decision to internally blend rather than use third party blenders.

         Operating  expenses  for the three  months  ended  September  30,  1999 increased to $1,910 from $1,380 for the three months ended September 30, 1998, an increase of $530 or 38%. The increase in operating expenses was primarily the result of increased advertising expense and increased payroll expense in the area of selling and applications research and development for the encapsulated products segment and increased selling and R&D consulting expenses for the animal nutrition project. During the three months ended September 30, 1999 and the three months ended September 30, 1998, the Company spent $343 and $199, respectively, on Company-sponsored research and development programs substantially all of which pertained to the Company's encapsulated products segment. In particular, the Company continues to incur considerable development expenses in the gathering of data for its encapsulated choline chloride product for animal nutrition from university studies, commercial field trials and veterinarians, to accelerate the marketing effort for this product.

         Income from operations for the three months ended September 30, 1999 was $1,084 as compared to $967 for the three months ended September 30, 1998. Income from operations for the specialty products segment for the three months ended September 30, 1999 was $1,349 as compared to $1,203 for the three months ended September 30, 1998. Income from operations for the encapsulated products segment was a $265 loss for the three months ended September 30, 1999 as compared to a $236 loss for the three months ended September 30, 1998.

         Net interest expense for the three months ended September 30, 1999 totaled $21 as compared to $66 for the three months ended September 30, 1998. The decrease in interest expense was the result of a lower average debt balance for the three months ended September 30, 1999.

         The Company's effective income tax rate for the three months ended September 30, 1999 increased as compared to the three months ended September 30, 1998 due to higher state income tax expenses.

         Net earnings were $661 for the three months ended September 30, 1999 as compared to $595 for the three months ended September 30, 1998.

Nine months ended September 30, 1999 as compared with nine months ended September 30, 1998

         Net sales for the nine months ended September 30, 1999 were $21,545 as compared to $21,536 for the nine months ended September 30, 1998, an increase of $9. Net sales for the specialty products segment were $14,793 for the nine months ended September 30, 1999 as compared to $14,757 for the nine months ended September 30, 1998, an increase of $36. Net sales for the encapsulated products segment were $6,752 for the nine months ended September 30, 1999 as compared to $6,779 for the nine months ended September 30, 1998 a decrease of $27. This decrease was primarily the result of decreased sales in the international food market and was partially offset by increased sales in the domestic food markets.

         Cost of sales as a percent of sales for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 decreased one percentage point. Margins in the encapsulated products division increased slightly for the nine months ended September 30, 1999 as compared to September 30, 1998, a result of lower costs and improved production efficiencies. Margins for the specialty products segment were favorably affected by increased volumes sold of ethylene oxide and improved production efficiencies of blended ethylene oxide products, a result of the Company's decision to internally blend rather than use third party blenders. These margin improvements were partially offset by declines in volumes produced and sold of the Company's methyl chloride product.

         Operating expenses for the nine months ended September 30, 1999 increased to $5,282 from $4,991 for the nine months ended September 30, 1998, an increase of $291 or 6%. The increase in operating expenses was primarily the result of increased payroll expense in the area of selling and applications research and development and increased R&D consulting expenses in the encapsulated products segment. These increases were partially offset by a decrease in consulting fees in the specialty products segment and other payroll related expenses. During the nine months ended September 30, 1999 and the nine months ended September 30, 1998, the Company spent $992 and $723, respectively, on Company-sponsored research and development programs substantially all of which pertained to the Company's encapsulated products segment. In particular, the Company continues to incur considerable development expenses in the gathering of data for its encapsulated choline chloride product for animal nutrition from university studies, commercial field trials and veterinarians, to accelerate the marketing effort for this product.

         Income from operations for the nine months ended September 30, 1999 was $3,492 as compared to $3,477 for the nine months ended September 30, 1998. Income from operations for the specialty products segment for the nine months ended September 30, 1999 was $4,083 as compared to $3,661 for the nine months ended September 30, 1998. Income from operations for the encapsulated products segment for the nine months ended September 30, 1999 was a $591 loss as compared to a loss of $184 for the nine months ended September 30, 1998.

         Net interest expense for the nine months ended September 30, 1999 totaled $94 as compared to $104 for the nine months ended September 30, 1998. The decrease in net interest expense was the result of a higher average cash balance for the nine months ended September 30, 1999 resulting in higher interest income.

         The Company's effective income tax rate for the nine months ended September 30, 1999 increased as compared to the nine months ended September 30, 1998 due to higher state income tax expenses.

         Net earnings were $2,166 for the nine months ended September 30, 1999 as compared to $2,179 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

         Cash flow from operating activities provided approximately $3,928 for the nine months ended September 30, 1999 as compared to $3,002 for the nine months ended September 30, 1998. Improvements in cash flow for this period of time were due primarily to increased earnings before depreciation and amortization and reductions in inventory balances.

         Capital expenditures were $429 for the nine months ended September 30, 1999. Capital expenditures are projected to be approximately $700 for all of calendar year 1999.

         In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. As of September 30, 1999, 60,300 shares were repurchased under the program at a total cost of $409. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other matters on its assessment of corporate cash flow and market conditions.

         On June 16, 1994, the Company purchased certain tangible and intangible assets for one of its packaged specialty products for $1,500 in cash. Under the agreement, the Company was also required to pay contingent amounts to compensate the seller for the purchase of the seller's customer list in accordance with a formula based on profits derived from sales of the packaged specialty product. On June 25, 1998, the Company elected to exercise the early payment option under the agreement resulting in a final Company payment of $3,700 to the seller. The Company has no further purchase price obligation under the agreement. In 1998, the Company capitalized approximately $3,982 in connection with this acquisition.

          In connection with the exercise of the early payment option described above, the Company borrowed an additional $3,000 during 1998. Long-term debt, including the current portion, totaled $1,750 at September 30, 1999.

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

         Management presently believes that the Company has completed its Year 2000 planning for its internal systems and facilities utilizing both internal and external resources. The Company has implemented a new computer network throughout the organization and has also implemented a Year 2000 compliant version of its core business software. The Company has conducted Year 2000 testing on the majority of applications identified during its planning phase. Testing of the remaining systems should be completed by the end of November, 1999. The Company's information systems include sales, production, administrative and financial applications. In the event one of these systems was to fail, the Company's ability to capture, schedule and fulfill customer demands might be impaired.

         The cost of the Company's Year 2000 project is expected to be less than $100. Approximately $80 of this amount was incurred through September 30, 1999. Any remaining costs are expected to be incurred during the fourth quarter of 1999. The foregoing costs do not include Company internal costs, which are principally the payroll costs for those employees working on Year 2000 related matters. Such employees are otherwise full-time employees of the Company who have not been hired specifically for Year 2000 related matters and, accordingly, such costs have not been tracked. Costs of the Year 2000 project have been expensed as incurred.

         The Company is currently reviewing its external relationships to address potential Year 2000 issues arising from relationships with significant suppliers, service providers and customers. The Company has mailed Year 2000 questionnaires to significant suppliers and service providers and is reviewing responses to these questionnaires. Based on the responses received to date from the suppliers and service providers, the Company does not anticipate any material disruption to its operations as a result of Year 2000 compliance failure. The Company has also contacted several significant customers regarding such customers' readiness. Based on their responses, the Company does not anticipate any material disruptions in its relationships with such customers as a result of their Year 2000 compliance issues.

         To the extent practicable, contingency plans have, or will be put in place during 1999 in the event that the Company determines that it is at significant risk in regard to suppliers, customers or its own internal hardware and software. Contingency plans may include, but will not be limited to, stockpiling raw materials, increasing finished goods inventory levels, consideration of alternative sources of supply, customer communication plans, manually performing certain functions and plant and business response plans.

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

         The failure to correct a material Year 2000 problem could, of course, result in an interruption in, or failure of, certain normal business activities or operations. Such failures could, and in the scenario described in the preceding paragraph would, materially and adversely affect the Company. Due to the general uncertainty inherent in the Year 2000 problem, resulting largely from the uncertainty of the Year 2000 readiness of the Company's suppliers, other third-party providers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of September 30, 1999, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1%. A 100 basis point increase in interest rates, applied to the Company's borrowings at September 30, 1999, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $18. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

Part II. Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

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

         BALCHEM CORPORATION

         By:/s/ Dino A. Rossi
         --------------------
         Dino A. Rossi, President,
         Chief Executive Officer and
         Principal Financial Officer

                           Date: November 12, 1999
                           -----------------------