Form 10-K
period 1999-12-31
BALCHEM CORP
filed 2000-03-29
CIK 9326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   [X] Annual Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

    For the transition period from ___________________ to ___________________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)


           Maryland                                      13-2578432
 ------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 P.O. Box 175, Slate Hill, New York                         10973
 ----------------------------------                         -----
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (914)355-5300

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered

Common Stock, par value $.06-2/3              American Stock Exchange
--------------------------------              -----------------------

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2000 was approximately $39,922,785.*

* For purposes of this calculation, shares of the registrant held by directors and officers of the registrant and under the registrant's 401(k)/profit sharing plan have been excluded.

On March 1, 2000 there were 4,770,294 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the registrant's proxy statement for its 2000 annual meeting of stockholders are incorporated by reference in this report.

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

            Encapsulated Products
            ---------------------


            The encapsulated products segment encapsulates performance ingredients for use throughout the food and animal health industries to enhance nutritional fortification, processing, mixing, packaging applications and shelf-life improvement. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends and confections. Microencapsulated choline is marketed to the animal health industry offering key nutrients to ruminant animals.


            This segment also includes a line of endothermic blowing and nucleating agents that are marketed to the foamed plastics industry exclusively through a marketing partner.

            Specialty Products
            ------------------

            The specialty products segment consists of the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

            Ethylene oxide is used as a chemical sterilant gas, primarily in the health care industry. It is used to sterilize medical devices ranging from syringes and catheters to scalpels, gauze, bandages and surgical kits, because of its versatility in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance or appearance of the device being sterilized. The Company's 100% ethylene oxide product is distributed by the Company in reusable double-walled shipping drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Transportation. The Company's inventory of these specially-built drums, along with the Company's two filling facilities, represent a significant capital investment. Contract sterilizers, medical device manufacturers, medical gas distributors and hospitals are the Company's principal customers for this product.

            Propylene oxide is used for bacteria reduction in spice treatment and in the chemical synthesis market. It is also utilized in manufacturing operations to make paints more durable, for manufacturing specialty starches and textile coatings. Methyl chloride is used as a raw material in specialty herbicides, fertilizers and pharmaceuticals, as well as in malt and wine preservers. Propylene oxide and methyl chloride are sold principally to customers seeking smaller (as opposed to bulk) quantities whose requirements include timely delivery and safe handling.

            In 1994, the Company purchased certain tangible and intangible assets for its ethylene oxide business for $1,500,000 in cash and, as detailed in the purchase agreement, the Company was required to pay additional contingent amounts to compensate the seller for the purchase of the seller's customer list, in accordance with a formula based on profits derived from sales of the specialty-packaged ingredient. In 1998, the Company elected to exercise the early payment option under the agreement resulting in the Company making a final payment of $3,700,000 to the seller. The Company has no further purchase price obligation under the agreement.

            Due to consolidation of customer businesses in the contract sterilizer industry, the Company has one customer, Griffith Micro Science, Inc., which accounted for approximately 15.6% of the Company's net sales in 1999. The loss of such customer could have a material adverse effect on the Company.

New product status:
------------------

            In late 1999, the Company's animal nutrition staff launched Reashure(TM), its encapsulated choline for ruminant animals having successfully completed university and field trials. Commercial sales are currently targeted to the dairy industry where Reashure(TM), in a cost-efficient manner, allows nutrient supplements to pass through the rumen and deliver required levels to dairy cows during the weeks preceding and following calving, commonly referred to as the "transition period" of the animal.

            The Company has also introduced new products that are being sold commercially for enhancement of shelf-life and fortification in segments of the food industry and has several new products for the food market in test production or test marketing status.


Raw materials:
-------------

            The raw materials utilized by the Company in the manufacture of its products are generally available from a number of commercial sources. The Company is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems.

Patents/Licensing:
-----------------

            The Company currently holds a number of patents and uses certain tradenames and trademarks. It also uses know-how, trade secrets, formulae and manufacturing techniques that assist in maintaining the competitive positions of certain of its products. Formulae and know-how are of particular importance in the manufacture of a number of the Company's products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is material to the Company as a whole and, accordingly, that the expiration or termination thereof would not materially affect its business. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, its technical sales efforts and market conditions, rather than on any patent protection.

            As discussed below under "Environmental Matters" the Company's ability to sell ethylene oxide is dependent upon maintaining registration with the EPA as a medical device sterilant and spice fumigant.

Seasonality:
-----------

            In general, the business of the Company's segments is not seasonal to any material extent.

Backlog:
-------

            At December 31, 1999, the Company had a total backlog of $798,000 (including $420,000 for the encapsulated products segment and $378,000 for the specialty products segment) as compared to a total backlog of $718,000 at December 31, 1998 (including $304,000 for the encapsulated products segment and $414,000 for the specialty products segment). It has been the Company's policy and practice to maintain an inventory of finished products or component materials for its segments to enable it to ship products within a short time after receipt of a product order.

Competition:
-----------

            The Company's competitors include many large and small companies, some of which have greater financial, research and development, production and other resources than the Company. Competition in the encapsulation markets served by the Company is based primarily on performance, customer support, quality, service and price. The development of new and improved products is important to the Company's success. This competitive environment requires substantial investments in product and manufacturing process research and improvement. In addition, the winning and retention of customer acceptance of the Company's encapsulated products involve substantial expenditures for applications testing and sales efforts. The Company also engages various universities to assist in research and provide independent third-party data. In the specialty products business, the Company faces competition from alternative sterilizing technologies and products. Companies offering such competitive alternatives tend to be larger in size with greater financial resources than the Company.

Research & Development:
----------------------

            During the years ended December 31, 1999, 1998 and 1997, the Company incurred research and development expense of approximately $1.3 million, $1.0 million and $1.1 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the encapsulated products segment. During the year ended December 31, 1999, an average of 10 employees were devoted full time to research and development activities. The Company has historically funded its R&D programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.


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

Environmental Matters:
---------------------

            The Federal Insecticide, Fungicide and Rodenticide Act, as amended, a health and safety statute, requires that certain products within the Company's specialty products segment must be registered with the EPA. In order to obtain a registration, an applicant typically must demonstrate through extensive test data that its product will not cause unreasonable adverse effects on the environment. The Company holds an EPA registration to permit it to sell packaged 100% ethylene oxide as a medical device sterilant and spice fumigant. The Company is in the process of re-registering this product use. The re-registration requirement is a result of a congressional enactment during 1988 requiring the re-registration of this product and all products that are used as pesticides. The Company, in conjunction with one other company, has conducted the required testing under the direction of the EPA. Testing has concluded and the EPA has indicated that it now anticipates completing its review of the re-registration process for this product in 2001 as opposed to 2000 as previously reported. The Company hopes to recover the cost of re-registration in the selling price of the sterilant.

            The Company's management continues to believe it will be successful in obtaining re-registration for this product as it has met the EPA's requirements thus far. Additionally, the product is used as a sterilant with certain qualities and no known, equally effective substitute. Management believes absence of availability of this product could not be easily tolerated by various medical device manufacturers and the health care industry due to the resultant infection potential if the product were unavailable.

            On February 27, 1988, California's Proposition 65 (Safe Drinking Water and Toxic Enforcement Act of 1986) went into effect. 100% ethylene oxide, a sterilant/fumigant distributed by the Company, is listed by the State of California as a carcinogen and reproductive toxin. As a result, the Company is required to provide a prescribed warning to any person in California who may be exposed to this product; failure to do so would result in liability of up to $2,500 per day per person exposed.

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

            The Company believes it is in compliance in all material respects with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Such compliance includes the maintenance of required permits under air pollution regulations and with requirements of the Occupational Safety and Health Administration. The cost of such compliance has not had a material effect upon the results of operations or financial condition of the Company. The proceeding referred to in Item 3 below has been substantially completed.

Employees:
---------


            As of March 1, 2000, the Company employed approximately 116 persons. No employees are covered by any collective bargaining agreement.

Certain Factors Affecting Future Operating Results:
---------------------------------------------------

            This Report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The Company can give no assurances that the expectations reflected in forward-looking statements will prove correct and various factors could cause results to differ materially from the Company's expectations. Certain factors that might cause such a difference include, without limitation;
(1) changes in the laws or regulations  affecting the operations of the Company;
(2) changes in the business tactics or strategies of the Company; (3) acquisition(s) of assets or of new or complementary operations, or divestiture of any segment of the existing operations of the Company; (4) changing market forces or contingencies that necessitate, in management's judgment, changes in plans, strategy or tactics of the Company; and (5) fluctuations in the investment markets or interest rates, which might materially affect the operations or financial condition of the Company, as well as the following matters, and all forward-looking statements are qualified in their entirety by these cautionary statements:


Competition. The Company faces competition in its markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than the Company. Various of the Company's products also face competition from products or technologies that may be used as an alternative therefor. The Company's competitive position is based principally on performance, quality, customer support, service, breadth of product line, manufacturing technology and the selling prices of its products. The Company's competitors can be expected to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. There can be no assurance that the Company will have sufficient resources to maintain its current competitive position or market share.


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

Risks Associated with Foreign Sales. For the year ended December 31, 1999, approximately 9% of the Company's net sales consisted of sales outside the United States, predominately to Europe and South America. Changes in the relative values of currencies take place from time to time and could in the future adversely affect prices for the Company's products. In addition, international sales are subject to other inherent risks, including possible labor unrest, political instability and export duties and quotas. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales.

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

Item 3.     Legal Proceedings


            In 1982 the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company's site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation ("NYDEC") and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site. The cost for this clean-up and the related reports was approximately $164,000. Clean-up was completed in 1996, but NYDEC required the Company to monitor the site through 1999. The Company is currently involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has historically been less than $10,000 per year.


Item 4.    Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

(a)         Market Information.

            The Company's common stock is traded on the American Stock Exchange under the symbol BCP. The high and low closing prices for the common stock as recorded in the American Stock Exchange Market Statistical Reports for 1999 and 1998, for each quarterly period during the past two years, adjusted for the May 1998 three-for-two stock split (effected by means of a stock dividend), were as follows:

--------------------------------------------------------------------------------
Quarterly Period                                       High             Low
--------------------------------------------------------------------------------
Ended March 31, 1999                               $   7.75          $   5.06

Ended June 30, 1999                                    6.50              5.00

Ended September 30, 1999                               7.25              5.69

Ended December 31, 1999                                8.75              5.88
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Quarterly Period                                        High             Low
--------------------------------------------------------------------------------
Ended March 31, 1998                              $   11.67         $    9.25

Ended June 30, 1998                                   15.88             11.25

Ended September 30, 1998                              13.38              8.88

Ended December 31, 1998                                8.63              4.94
--------------------------------------------------------------------------------

(b)         Record Holders.

            As of March 1, 2000, the approximate number of holders of record of the Company's common stock was as follows:

            Title of Class                      Number of Record Holders
            --------------                      ------------------------

     Common Stock, $.06-2/3 par value                      283*

*An unknown number of stockholders hold stock in street name. The total number of beneficial owners of the Company's common stock is estimated to be approximately 1,380.

(c)         Dividends.

            The Company declared a dividend of $0.05 per share on the common stock during its fiscal year ended December 31, 1999.

Item 6.     Selected Financial Data

Earnings per share and dividend amounts have been adjusted for the May 1998 three-for-two stock split (effected by means of a stock dividend).

                                         (In thousands, except per share data)
--------------------------------------------------------------------------------------
Year ended December 31,          1999       1998        1997        1996         1995
--------------------------------------------------------------------------------------
Statement of Operations Data
----------------------------
Net sales                      $29,682     $28,721     $28,619     $26,371     $24,733
Earnings before income
     taxes                       4,905       4,628       4,227       2,917       2,428
Income taxes                     1,811       1,673       1,456         990         843
Net earnings                     3,094       2,955       2,771       1,927       1,585
Basic earnings per
     common share                  .64         .61         .58         .41         .34
Diluted earnings per
     common share                  .63         .60         .57         .40         .33
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------

December 31,                      1999        1998        1997        1996        1995
--------------------------------------------------------------------------------------
Balance Sheet Data
------------------
Total assets                   $22,030     $22,648     $17,593     $15,140     $14,332
Long-term debt                   1,250       3,750       1,500       2,100       3,082
Other long-term
    obligations                    606         841         890         794         835
Total stockholders' equity      17,939      15,775      12,336       9,387       7,447
Dividends per share            $   .05     $  .033     $  .033     $  .030     $  .023
--------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The actions and performance of the Company could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1 above. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

                        (All dollar amounts in thousands)

Results of Operations:

Fiscal Year 1999 compared to Fiscal Year 1998

         Net sales for 1999 were $29,682 as compared to $28,721 for 1998, an increase of $961 or 3%. Net sales for the specialty products segment were $19,843 for 1999 as compared to $19,434 for 1998, an increase of $409 or 2%. This increase was attributable primarily to an increase in volumes sold of the Company's ethylene oxide product partially offset by a decline in volumes sold of the Company's methyl chloride product. Net sales for the encapsulated products segment were $9,839 for 1999 as compared to $9,287 for 1998 an increase of $552 or 6%. This increase was primarily the result of increased sales in the domestic food markets partially offset by decreased sales in the international food and animal nutrition markets. With successful university and field trials conducted in 1999, targeted at the dairy industry and in particular the transition period of the dairy cow, the Company launched Reashure(TM), its encapsulated choline for animal feed in the fourth quarter of 1999.

         Cost of sales as a percent of sales for 1999 as compared to 1998 decreased one percentage point. Margins for the specialty products segment were affected favorably by increased volumes sold of ethylene oxide and improved production efficiencies of blended ethylene oxide products, a result of the Company's decision to blend internally rather than use third party blenders. These margin improvements were partially offset by declines in volumes produced and sold of the Company's methyl chloride product and additional amortization expense associated with the early purchase price buy-out option under the agreement pertaining to the 1994 acquisition by the specialty products segment as more fully described in Liquidity and Capital Resources below. Margins in the encapsulated products division declined two percentage points in 1999 as compared to 1998, principally as a result of the mix of products sold into the international food market.

            Operating expenses for 1999 increased to $7,111 from $6,616 for 1998, an increase of $495 or 7%. The increase in operating expenses was primarily the result of increased payroll expense in the area of selling and applications research and development, increased advertising costs and increased R&D consulting expenses in the encapsulated products segment. These increases were partially offset by a decrease in consulting fees in the specialty products segment and other payroll related expenses. During 1999 and 1998, the Company spent $1,264 and $1,017, respectively, on research and development programs substantially all of which pertained to the Company's encapsulated products segment for both food and animal feed applications. The Company incurred considerable development expenses in the gathering of data for Reashure(TM) from university and veterinarian studies as well as field trials to accelerate the marketing effort for this product.

            Income from operations for 1999 was $5,013 as compared to $4,807 for 1998. Income from operations for the specialty products segment for 1999 was $5,613 as compared to $4,631 for 1998. Loss from operations for the encapsulated products segment for 1999 was $600, a result of lower margins and increased research and development expenses as described above, as compared to income of $176 for 1998.

            Net interest expense for 1999 totaled $111 as compared to $164 for 1998. Long-term debt was reduced to $1,250 in 1999 from $3,750 in 1998, a reduction of $2,500 resulting in lower interest expense.

            The Company's effective income tax rate increased in 1999 as compared to 1998 due principally to the effects of the Company's utilization of net operating loss carry-forwards for state income tax purposes in 1998.

            Net earnings were $3,094 for 1999 as compared to $2,955 for 1998.

Fiscal Year 1998 compared to Fiscal Year 1997

            Net sales for 1998 were $28,721 as compared to $28,619 for 1997, an increase of $102. Net sales for the specialty products segment were $19,434 in 1998 as compared to $19,650 in 1997, a decrease of 1% or $216. This decline was attributable primarily to a decrease in volumes sold of the Company's propylene oxide product to a customer that converted to purchasing the product in a bulk format not offered by the Company. Net sales for the encapsulated products segment increased 4% or $318. This increase was primarily the result of increased volumes sold of products in the domestic and international food markets and increased volumes sold in the animal nutrition markets. These increases were partially offset by declines in sales to the aquaculture industry due to Asian economic issues.

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

            Pre-tax profit for the specialty products segment for 1998 was $4,631 as compared to $4,234 for 1997. The increase in pre-tax profit was the direct result of the ongoing cost containment efforts in the selling and general and administrative areas implemented by management in 1997. Pre-tax profit for the encapsulated products segment for 1998 was $176 as compared to $116 for 1997. During the years ended December 31, 1998 and 1997, the Company spent $1,017 and $1,065, respectively, on Company-sponsored research and development programs substantially all of which pertained to the Company's encapsulated products segment for both food and animal feed applications.

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

            Net earnings were $2,955 for 1998 as compared to $2,771 for 1997.

Liquidity and Capital Resources

            Cash flow from operating activities provided approximately $4,682 for 1999 as compared to $3,893 for 1998. Improvements in cash flow for this period of time were due primarily to increased earnings before depreciation and amortization, reductions in inventory balances and a smaller decrease in current liabilities partially offset by a larger increase in accounts receivable.

            Capital expenditures were $602 for 1999. Capital expenditures are projected to be approximately $840 for 2000.

            In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. As of December 31, 1999, 128,400 shares were repurchased under the program at a total cost of $943. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based, among other factors, on its assessment of corporate cash flow and market conditions.

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

             In connection with the exercise of the early payment option described above, the Company borrowed an additional $3,000 during 1998. Long-term debt, including the current portion, totaled $1,250 at December 31, 1999.

            The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity. The Company currently has approval for a $2,000 line of credit from its principal bank. There were no outstanding borrowings under this line of credit on December 31, 1999 or 1998.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                        (All dollar amounts in thousands)

            In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of December 31, 1999, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1%. A 100 basis point increase in interest rates, applied to the Company's borrowings at December 31, 1999, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $13. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

Item 8.     Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Financial Data:        Page


            Independent Auditors' Report                                18

            Consolidated Balance Sheets as of
            December 31, 1999 and 1998                                  19

            Consolidated Statements of Operations for the
            years ended December 31, 1999, 1998 and 1997                21

            Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 1999, 1998 and 1997        22

            Consolidated Statements of Cash Flows
            for the years ended December 31, 1999, 1998 and 1997        23

            Notes to Consolidated Financial Statements
            for the years ended December 31, 1999, 1998 and 1997        24

Independent Auditors' Report

The Board of Directors and Stockholders
Balchem Corporation:

We have audited the accompanying consolidated balance sheets of Balchem Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                                    /s/ KPMG LLP
                                                                    ------------
                                                                        KPMG LLP




Short Hills, New Jersey
February 4, 2000

                                          BALCHEM CORPORATION
                                      Consolidated Balance Sheets
                                       December 31, 1999 and 1998
                            (In thousands, except share and per share data)



                                     Assets                                           1999      1998
                                     ------                                           ----      ----
Current assets:
Cash and cash equivalents                                                          $ 1,699     $ 1,348
Trade accounts receivable (note 5)                                                   3,981       3,283
Inventories (notes 2 and 5)                                                          2,748       2,875
Prepaid expenses                                                                       501         476
Deferred income taxes (note 6)                                                         188         219
Other current assets                                                                  --           198
                                                                                   -------     -------
Total current assets                                                                 9,117       8,399
                                                                                   -------     -------

Property, plant and equipment, net of accumulated depreciation (notes 3 and 5)       7,786       8,103

Intangible assets, net of accumulated amortization (note 4)                          5,127       6,139
Other assets                                                                          --             7

                                                                                   -------     -------
Total assets                                                                       $22,030     $22,648
                                                                                   =======     =======

See accompanying notes to consolidated financial statements.

                                             BALCHEM CORPORATION
                                         Consolidated Balance Sheets
                                         December 31, 1999 and 1998
                               (In thousands, except share and per share data)


                                          Liabilities and Stockholders' Equity
                                          ------------------------------------
                                                                                       1999          1998
                                                                                     --------      --------
Current liabilities:
Trade accounts payable                                                               $    565      $  1,058
Accrued compensation and other benefits                                                   829           601
Other accrued expenses                                                                    429           420
Dividends payable                                                                         245           160
Income taxes payable                                                                      131          --
Current portion of  long-term debt (note 5)                                               600         1,200
Current portion of other long-term obligations (note 4)                                    36            43
                                                                                     --------      --------
Total current liabilities                                                               2,835         3,482
                                                                                     --------      --------

Long-term debt (note 5)                                                                   650         2,550
Deferred income taxes (note 6)                                                            381           525
Deferred  compensation                                                                    108           135
Other long-term obligations (note 4)                                                      117           181
                                                                                     --------      --------
Total liabilities                                                                       4,091         6,873
                                                                                     --------      --------

Stockholders' equity (note 7):

Preferred stock, $25 par value. Authorized 2,000,000
shares; none issued and outstanding
Common stock, $.06 2/3 par value. Authorized 10,000,000
shares; 4,903,238 shares issued and 4,781,358 shares outstanding at December 31,
1999 and 4,875,914 shares issued and outstanding at December 31, 1998                     327           325
Additional paid-in capital                                                              2,994         2,783
Retained earnings                                                                      15,516        12,667
Treasury stock, at cost: 121,880 shares                                                  (898)         --
                                                                                     --------      --------
Total stockholders' equity                                                             17,939        15,775
                                                                                     --------      --------

Total liabilities and stockholders' equity                                           $ 22,030      $ 22,648
                                                                                     ========      ========

See accompanying notes to consolidated financial statements.

                                  BALCHEM CORPORATION
                         Consolidated Statements of Operations
                      Years Ended December 31, 1999, 1998 and 1997
                         (In thousands, except per share data)

                                                     1999          1998         1997
                                                   --------      --------     --------
Net sales                                          $ 29,682      $ 28,721     $ 28,619

Cost of sales                                        17,558        17,298       16,705
                                                   --------      --------     --------

Gross margin                                         12,124        11,423       11,914

Operating expenses:

        Selling expenses                              3,082         2,584        2,969
        Research and development expenses             1,264         1,017        1,065
        General and administrative expenses           2,765         3,015        3,530
                                                   --------      --------     --------
            Total operating expenses                  7,111         6,616        7,564

                                                   --------      --------     --------
Income from operations                                5,013         4,807        4,350

Other expenses (income):

        Interest expense - net                          111           164          136
        Other (income) expense - net                     (3)           15          (13)
                                                   --------      --------     --------
            Total other expenses - net                  108           179          123

                                                   --------      --------     --------
Earnings before income taxes                          4,905         4,628        4,227

        Income taxes  (note 6)                        1,811         1,673        1,456
                                                   --------      --------     --------

Net earnings                                       $  3,094      $  2,955     $  2,771
                                                   ========      ========     ========

Basic net earnings per common share (note 8)       $   0.64      $   0.61     $   0.58
                                                   ========      ========     ========

Diluted net earnings per common share (note 8)     $   0.63      $   0.60     $   0.57
                                                   ========      ========     ========

See accompanying notes to consolidated financial statements.

                                                         BALCHEM CORPORATION
                                           Consolidated Statements of Stockholders' Equity
                                            Years Ended December 31, 1999, 1998 and 1997
                                           (In thousands, except share and per share data)


                                                                       Additional                                          Total
                                              Common Stock              Paid-in     Retained        Treasury Stock     Stockholders'
                                          Shares         Amount         Capital     Earnings      Shares      Amount      Equity
                                        ---------    ---------    ---------    ---------     ---------     ---------     ---------

Balance - January 1, 1997               4,729,545          315        1,811        7,261          --            --           9,387

Net earnings                                 --           --           --          2,771          --            --           2,771
Dividends ($.033 per share)                  --           --           --           (160)         --            --            (160)
Grants of non-employee stock options         --           --            110         --            --            --             110
Shares issued under employee stock
option plans                               63,618            4          224         --            --            --             228
                                        ---------    ---------    ---------    ---------     ---------     ---------     ---------

Balance - December 31, 1997             4,793,163          319        2,145        9,872          --            --          12,336

Net earnings                                 --           --           --          2,955          --            --           2,955
Dividends ($.033 per share)                  --           --           --           (160)         --            --            (160)
Employee stock option compensation         17,144            1          263         --            --            --             264
Grants of non-employee stock options         --           --             52         --            --            --              52
Shares issued under employee stock
option plans                               65,607            5          323         --            --            --             328
                                        ---------    ---------    ---------    ---------     ---------     ---------     ---------

Balance - December 31, 1998             4,875,914          325        2,783       12,667          --            --          15,775

Net earnings                                 --           --           --          3,094          --            --           3,094
Dividends ($.05 per share)                   --           --           --           (245)         --            --            (245)
Treasury shares purchased                    --           --           --           --        (128,400)         (943)         (943)
Shares issued under employee benefit         --
plans                                      19,927            2          124         --           4,420            30           156
Grants of non-employee stock options         --           --             60         --            --            --              60
Shares issued under employee stock
option plans                                7,397         --             27         --           2,100            15            42
                                        ---------    ---------    ---------    ---------     ---------     ---------     ---------

Balance - December 31, 1999             4,903,238          327        2,994       15,516      (121,880)         (898)       17,939
                                        =========    =========    =========    =========     =========     =========     =========

See accompanying notes to consolidated financial statements.

                                      BALCHEM CORPORATION
                             Consolidated Statements of Cash Flows
                         Years Ended December 31, 1999, 1998 and 1997
                             (In thousands, except per share data)


                                                                1999        1998        1997
                                                              -------     -------     -------
Cash flows from operating activities:

Net earnings                                                  $ 3,094     $ 2,955     $ 2,771

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation and amortization                                   2,028       1,654       1,126
Grants of non-employee stock options                               60          52         110
Shares issued under employee benefit plan                         156         264        --
Deferred income tax (benefit) expense                            (113)         92        (207)
Provision for doubtful accounts                                  --          (187)        187
Loss on sale of equipment                                        --            19           4
Changes in assets and liabilities:
Accounts receivable                                              (698)        (35)       (278)
Inventories                                                       127        (368)       (645)
Prepaid expenses                                                  (25)          5        (159)
Accounts payable and accrued expenses                            (249)       (550)        146
Income taxes payable                                              329        --          (110)
Deferred compensation payable                                     (27)         (8)         49
                                                              -------     -------     -------
Net cash flows provided by operating activities                 4,682       3,893       2,994
                                                              -------     -------     -------

Cash  flows from investing activities:

Proceeds from sale of property, plant and equipment              --            15         538
Capital expenditures                                             (602)     (1,637)     (1,115)
Investments in intangibles and other assets                       (97)     (4,063)     (1,243)
                                                              -------     -------     -------
Net cash flows used in investing activities                      (699)     (5,685)     (1,820)
                                                              -------     -------     -------

Cash  flows from  financing  activities:

Proceeds from long-term debt                                     --         3,000        --
Principal payments on long-term debt                           (2,500)       (750)       (600)
Stock options and warrants exercised                               42         328         228
Dividends paid                                                   (160)       (160)       (142)
Treasury stock at cost                                           (943)       --          --
Other financing activities                                        (71)        (14)        (13)
                                                              -------     -------     -------
Net cash flows (used for) provided by financing activities     (3,632)      2,404        (527)
                                                              -------     -------     -------

Increase in cash and cash equivalents                             351         612         647

Cash and cash equivalents beginning of year                     1,348         736          89
                                                              -------     -------     -------
Cash and cash equivalents end of year                         $ 1,699     $ 1,348     $   736
                                                              =======     =======     =======

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION

Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

Note 1- Business Description and Summary of Significant Accounting Policies


Business Description
--------------------

Balchem Corporation (the "Company") is engaged in the development, manufacture and marketing of specialty performance ingredients for the food, feed and medical sterilization industries.

Principles of Consolidation
---------------------------

The consolidated  financial  statements include the financial  statements of the
Company  and  its  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

Revenue is recognized upon product shipment, passage of title and when all significant obligations of the Company have been satisfied.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis.

Property, Plant and Equipment and Depreciation
----------------------------------------------

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

Intangible Assets
-----------------

Intangible assets are stated at cost and are amortized on a straight-line basis over the following estimated useful lives:

                      Customer lists                        6-10 years
                      Re-registration costs                   10 years

Income Taxes
------------

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

Use of Estimates
----------------

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1999 and 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Research and Development
------------------------

Research and development costs are expensed as incurred.

Credit Risk
-----------

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customers' financial condition and credit histories. The majority of the Company's customers are major national or international corporations. International sales are mostly to companies in Europe and South America.

Stock-based Compensation
------------------------

Stock-based compensation for employees is recognized using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. For non-employees, stock-based compensation is recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No.123 "Accounting for Stock-Based Compensation." For disclosure purposes, pro forma net earnings data included in note 7 are provided in accordance with SFAS No.123 as if the fair value-based method applied.

Impairment of Long-lived Assets
-------------------------------

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

Net Earnings Per Share
----------------------

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

NOTE 2-INVENTORIES
------------------

Inventories at December 31, 1999 and 1998 consist of the following:

                                                             1999           1998
                                                           ------         ------
--------------------------------------------------------------------------------
Raw materials                                              $1,340         $1,025
Finished goods                                              1,408          1,850
--------------------------------------------------------------------------------
  Total inventories                                        $2,748         $2,875
--------------------------------------------------------------------------------

NOTE 3- PROPERTY, PLANT AND EQUIPMENT
-------------------------------------

Property, plant and equipment at December 31, 1999 and 1998 are summarized as follows:

                                                           1999           1998
--------------------------------------------------------------------------------
Land                                                     $    60         $    60
Building                                                   4,331           4,321
Equipment                                                 10,350           9,758
--------------------------------------------------------------------------------
                                                          14,741          14,139
Less: Accumulated depreciation                             6,955           6,036
--------------------------------------------------------------------------------
   Net property, plant and equipment                     $ 7,786         $ 8,103
--------------------------------------------------------------------------------


NOTE 4- INTANGIBLE ASSETS

Intangible assets at December 31, 1999 and 1998 consist of the following:

                                                          1999            1998
--------------------------------------------------------------------------------
Customer lists                                           $6,760           $6,760
Re-registration costs                                       356              356
Covenants not to compete                                    295              295
Other                                                       264              167
--------------------------------------------------------------------------------
                                                          7,675            7,578
Less: Accumulated amortization                            2,548            1,439
--------------------------------------------------------------------------------
   Net intangible assets                                 $5,127           $6,139
--------------------------------------------------------------------------------

In 1994, the Company purchased certain tangible and intangible assets for one of its packaged specialty products for $1,500 in cash and the Company was required to pay additional contingent amounts to compensate the seller for the purchase of the seller's customer list in accordance with a formula based on profits derived from sales of the specialty packaged ingredient. In 1998, the Company elected to exercise the early payment option under the agreement and made a final payment of $3,700 to the seller in settlement of its remaining purchase price obligation under the terms of the agreement. Amounts allocated to the customer list are being amortized over its remaining estimated useful life on a straight-line basis through 2004.

In 1997, the Company entered into non-compete agreements with two former officers of the Company. The Company has recorded the present value of the future monthly payments under these agreements as a deferred charge and is amortizing such amount over the terms of the respective agreements, which end in 2002.

The Company is in the process of re-registering a product it sells for sterilization of medical devices and other uses. The re-registration requirement is a result of a congressional enactment during 1988 requiring the re-registration of this product and all other products that are used as pesticides. The Company, in conjunction with one other company, has been conducting the required testing under the direction of the Environmental Protection Agency ("EPA"). Testing has concluded and the EPA has stated that it anticipates completing re-registration for this product in 2001. The Company's management believes it will be successful in obtaining re-registration for the product as it has met the EPA's requirements thus far, although no assurance can be given. Additionally, the product is used as a sterilant with no known substitute. Management believes absence of availability of this product could not be easily tolerated by medical device manufacturers and the health care industry due to the resultant infection potential if the product were unavailable.

NOTE 5 - LONG-TERM DEBT & CREDIT AGREEMENTS
-------------------------------------------


The Company has borrowings under term loan agreements with a bank of $1,250 and $750 at December 31, 1999 and 1998, respectively. Borrowings at December 31, 1999 fell under a term loan, which matures on January 15, 2004, bears interest at LIBOR plus 1% (7.0% at December 31, 1999) and is secured by accounts receivable, inventories, equipment and all personal property of the Company. Certain provisions of the term loan limit the payment of dividends, require maintenance of certain financial ratios, limit future borrowings and impose certain other conditions as contained in the agreement. Borrowings at December 31, 1998 included $750 due under a term loan that was paid in full during 1999 and $3,000 due under a short-term agreement with a bank. Borrowings under both the term loan and the short-term loan agreements had an interest rate of LIBOR plus 1%. On January 15, 1999, the Company and its lending bank entered into an amended and restated term loan agreement which replaced the $3,000 short-term agreement in place at December 31, 1998 with the term loan facility described above.


As of December 31, 1999, long-term debt matures as follows:


-------------------------------------------------
                    2000                 $    600
                    2001                      600
                    2002                       50
-------------------------------------------------
                    Total                $  1,250
-------------------------------------------------

The Company also has approval for a $2,000 short-term line of credit from a bank. There were no outstanding borrowings under the line of credit on December 31, 1999 or 1998. The approval expires on June 30, 2000. The Company intends to seek renewal of such approval in 2000.

NOTE 6 - INCOME TAXES
---------------------

Income tax expense (benefit) attributable to earnings before income taxes consists of the following:

--------------------------------------------------------------------------------
                                           1999           1998             1997
--------------------------------------------------------------------------------
Current:
     Federal                             $ 1,598         $ 1,402        $ 1,476
     State                                   326             179            187
Deferred:
     Federal                                (102)             85           (186)
     State                                   (11)              7            (21)
--------------------------------------------------------------------------------
Total income tax provision               $ 1,811         $ 1,673        $ 1,456
--------------------------------------------------------------------------------

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 34% to income before income taxes for the following reasons:

--------------------------------------------------------------------------------
                                           1999           1998             1997
--------------------------------------------------------------------------------
Income tax at Federal
     Statutory rate                         $ 1,668       $ 1,574       $ 1,437
State income taxes, net of
     Federal income tax benefit                 208           123           109
Other                                           (65)          (24)          (90)
--------------------------------------------------------------------------------
Total income tax provision                  $ 1,811       $ 1,673       $ 1,456
--------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

--------------------------------------------------------------------------------
                                                                 1999       1998
--------------------------------------------------------------------------------
Deferred tax assets:
     Amortization                                                $340       $172
     Inventory valuation - uniform capitalization                 158        177
     Deferred compensation                                         48         70
     Non-employee stock options                                    99         76
     Self insurance                                                28         24
     Other                                                         56         38
--------------------------------------------------------------------------------
          Total deferred tax assets                               729        557
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                                 922        863
--------------------------------------------------------------------------------
          Total deferred tax liabilities                          922        863
--------------------------------------------------------------------------------
           Net deferred tax liability                            $193       $306
--------------------------------------------------------------------------------

There is no valuation allowance for deferred tax assets at December 31, 1999 and 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amounts of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Since inception of its repurchase authorization, through December 31, 1999, the Company had repurchased 128,400 shares at an average cost of $7.34 per share.

On May 2, 1998, the Board of Directors of the Company approved a three-for-two split of the Company's common stock distributed in the form of a stock dividend to shareholders of record on May 15, 1998. Such distribution was made on June 3, 1998. Accordingly, the stock split was recognized by reclassifying $105, the par value of the additional shares resulting from the split, from additional paid-in capital to common stock.

In 1999, the Company adopted the Balchem Corporation 1999 Stock Plan (the "1999 Stock Plan") for officers, directors, directors emeritus and employees of and consultants to the Company and its subsidiaries and in June 1999, the 1999 Stock Plan was approved by stockholders. The 1999 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the plan, options and rights to purchase shares of the Company's common stock are granted at prices established at the time of grant. Option grants are either fully exercisable on the date of grant or become exercisable thereafter in such installments as the Committee may specify. The 1999 Stock Plan reserves an aggregate of 600,000 shares of common stock for issuance under the Plan. The 1999 Stock Plan replaces the Company's incentive stock option plan (the "ISO Plan") and its non-qualified stock option plan (the "Non-Qualified Plan"), both of which expired on June 24, 1999. Unexercised options granted under the ISO Plan and the Non-Qualified Plan prior to such termination are exercisable in accordance with their terms. Options granted under the ISO Plan generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant, and expire ten years from the date of grant. Options granted under the Non-Qualified Plan, generally vested on the date of grant, and expire ten years from the date of grant.

The Company applies APB Opinion No. 25 in accounting for employee stock options and, accordingly, no compensation cost has been recognized for such stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant dates for such stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------
                                      1999            1998            1997
--------------------------------------------------------------------------------
Net Earnings
     As Reported                   $  3,094        $  2,955      $    2,771
--------------------------------------------------------------------------------
     Pro forma                        2,971           2,805           2,611
Earnings per share
     As Reported - Basic           $    .64        $    .61      $      .58
-------------------------------------------------------------------------------
     Pro forma - Basic                  .61             .58             .55
-------------------------------------------------------------------------------
     As Reported - Diluted              .63             .60             .57
-------------------------------------------------------------------------------
     Pro forma - Diluted                .61             .57             .54
-------------------------------------------------------------------------------


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of .46%, .40% and .44%; expected volatility of 48%, 46% and 32%; risk-free interest rates of 6.3%, 4.8% and 6.5%; and expected life of six years for all years. The weighted average fair values of options granted during the years 1999, 1998 and 1997 were $4.66, $1.81 and $5.19, respectively. Pro forma net earnings reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for employee stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 has not been considered.

In accordance with SFAS No.123 a charge to income and corresponding increase to paid-in capital of approximately $60, $52 and $110 was recorded for options granted in 1999, 1998 and 1997, respectively, to non-employees (including directors) in exchange for their services. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of .46%, .40% and .44%; expected volatility of 48%, 46% and 32%; risk-free interest rates of 6.3%, 4.6% and 6.5%; and expected lives of three years, six years, and six years. The weighted average fair values of options granted during the years 1999, 1998 and 1997 were $2.92, $2.65 and $4.82, respectively.

A summary of stock option plan transactions for 1999, 1998 and 1997 for all plans is as follows:

------------------------------------------------------------------------
                                            # of        Weighted Average
                                            ----        ----------------
          1999                              Shares        Exercise Price
Outstanding at beginning of year           363,972           $   8.09
------------------------------------------------------------------------
Granted                                     89,100               6.79
------------------------------------------------------------------------
Exercised                                   (9,497)              4.42
------------------------------------------------------------------------
Terminated or expired                      (16,253)              7.62
------------------------------------------------------------------------
Outstanding at end of year                 427,322           $   7.92
------------------------------------------------------------------------
Exercisable at end of year                 272,252           $   7.78
------------------------------------------------------------------------
------------------------------------------------------------------------
                                            # of        Weighted Average
                                            ----        ----------------
          1998                              Shares        Exercise Price
------------------------------------------------------------------------
Outstanding at beginning of year            325,717          $ 7.09
------------------------------------------------------------------------
Granted                                     119,627            8.81
------------------------------------------------------------------------
Exercised                                   (65,607)           4.37
------------------------------------------------------------------------
Terminated or expired                       (15,765)           8.20
------------------------------------------------------------------------
Outstanding at end of year                  363,972          $ 8.09
------------------------------------------------------------------------
Exercisable at end of year                  181,247          $ 6.51
------------------------------------------------------------------------
------------------------------------------------------------------------
                                            # of        Weighted Average
                                            ----        ----------------
          1997                              Shares        Exercise Price
------------------------------------------------------------------------
 Outstanding at beginning of year           250,600          $ 4.15
------------------------------------------------------------------------
 Granted                                    143,520           10.61
------------------------------------------------------------------------
 Exercised                                  (63,618)           3.59
------------------------------------------------------------------------
 Terminated or expired                       (4,785)           5.72
------------------------------------------------------------------------
 Outstanding at end of year                 325,717          $ 7.09
------------------------------------------------------------------------
 Exercisable at end of year                 205,216          $ 5.86
------------------------------------------------------------------------

Information related to stock options outstanding under all plans at December 31, 1999 is as follows:

                                                  Options Outstanding            Options Exercisable
                                              -----------------------------     ----------------------
                                                Weighted
                                                 Average                                      Weighted
                                               Remaining           Weighted                    Average
   Range of Exercise          Shares          Contractual          Average         Number     Exercise
       Prices               Outstanding          Life               Price       Exercisable      Price
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
  $ 2.45 - $ 5.92              98,377          6.0 years         $    4.40        98,377     $    4.40
------------------------------------------------------------------------------------------------------
    6.00 -   9.00             171,950          8.5 years              7.03        61,280          7.33
------------------------------------------------------------------------------------------------------
   10.75 -  11.77             156,995          8.0 years             11.10       112,595         10.97
------------------------------------------------------------------------------------------------------
                              427,322          7.7 years         $    7.92       272,252     $    7.78
------------------------------------------------------------------------------------------------------

NOTE 8 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per share:

--------------------------------------------------------------------------------------
                                                                Number of
                                                   Income        Shares      Per Share
              1999                               (Numerator)  (Denominator)   Amount
--------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                 $  3,094     4,856,782     $    .64

Effect of dilutive securities - stock options                     30,049
                                                               ---------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                           $  3,094     4,886,831     $    .63
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
                                                                Number of
                                                   Income        Shares      Per Share
              1998                               (Numerator)  (Denominator)   Amount
--------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                 $  2,955     4,841,300     $    .61

Effect of dilutive securities - stock options                     69,038

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                          $   2,955     4,910,338     $    .60
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
                                                                Number of
                                                   Income        Shares      Per Share
              1997                               (Numerator)  (Denominator)   Amount
--------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                 $2,771       4,742,754      $.58

Effect of dilutive securities - stock options                     95,401
                                                               ---------
Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options                           $2,771       4,838,155      $.57
--------------------------------------------------------------------------------------

NOTE 9 - EMPLOYEE BENEFIT PLANS
-------------------------------

Effective January 1, 1998, the Company terminated its defined contribution pension plan and amended its 401(k) savings plan. Assets of the terminated defined contribution pension plan were merged into an enhanced 401(k)/profit sharing plan. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company's common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $186 and $156 in 1999 and $178 and $172 in 1998, respectively.

Prior to 1998, the Company had a defined contribution pension plan and a 40l(k) savings plan that covered substantially all employees. Contributions to the plans were $244 in 1997.

NOTE 10 - BUSINESS CONCENTRATIONS
---------------------------------

A Specialty Products customer accounted for 16%, 15% and 13% of the Company's net sales for 1999, 1998 and 1997, respectively. This customer accounted for 16% and 13% of the Company's accounts receivable balance at December 31, 1999 and 1998, respectively.

NOTE 11 - LEASES
----------------

The Company leases most of its vehicles and office equipment under noncancelable operating leases, which expire at various times through 2003. Rent expense charged to operations under such lease agreements for 1999, 1998 and 1997 aggregated approximately $335, $345 and $334, respectively. Aggregate future minimum rental payments required under noncancelable operating leases at December 31, 1999 are as follows:

                      Year
-----------------------------------------------------------
                      2000                            $ 247
-----------------------------------------------------------
                      2001                              158
-----------------------------------------------------------
                      2002                               78
-----------------------------------------------------------
                      2003                               27
-----------------------------------------------------------
Total minimum lease payments                          $ 510
-----------------------------------------------------------

NOTE 12 - SEGMENT INFORMATION
-----------------------------

The Company's reportable segments are strategic businesses that offer different products and services. Presently, the Company has two reportable segments, Specialty Products and Encapsulated Products. They are managed separately because each business requires different technology and marketing strategies. The Specialty Products segment consists of three specialties: ethylene oxide, propylene oxide and methyl chloride. The Encapsulated Products segment is in the business of encapsulating performance ingredients for use throughout the food industry for processing, mixing, packaging applications and nutritional fortification and for shelf-life improvement. The Company sells products for both segments through its own sales force, independent distributors and sales agents. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Revenues:
------------------------------------------------------------------------------------
                                                   1999          1998         1997
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Specialty Products                              $ 19,843      $ 19,434      $ 19,650
Encapsulated Products                              9,839         9,287         8,969
------------------------------------------------------------------------------------
Total                                           $ 29,682      $ 28,721      $ 28,619
------------------------------------------------------------------------------------

Business Segment Profit (Loss)
------------------------------------------------------------------------------------
                                                   1999          1998         1997
------------------------------------------------------------------------------------
Specialty Products                              $  5,613      $  4,631      $  4,234
Encapsulated Products                               (600)          176           116
Interest expense and other income (expense)         (108)         (179)         (123)
------------------------------------------------------------------------------------
Earnings before income taxes                    $  4,905      $  4,628      $  4,227
------------------------------------------------------------------------------------

Depreciation/Amortization:
------------------------------------------------------------------------------------
                                                   1999          1998         1997
------------------------------------------------------------------------------------
Specialty Products                              $  1,706      $  1,412      $    924
Encapsulated Products                                322           242           202
------------------------------------------------------------------------------------
Total                                           $   2028      $  1,654      $  1,126
------------------------------------------------------------------------------------

Business Segment Assets:
------------------------------------------------------------------------------------
                                                   1999          1998         1997
------------------------------------------------------------------------------------
Specialty Products                              $ 12,680      $ 13,651      $ 10,254
Encapsulated Products                              6,527         6,524         5,314
Other Unallocated                                  2,823         2,473         2,025
------------------------------------------------------------------------------------
Total                                           $ 22,030      $ 22,648      $ 17,593
------------------------------------------------------------------------------------

Other unallocated assets consist of cash, prepaid expenses, deferred income taxes and other deferred charges, which the Company does not allocate to its individual business segments.

Expenditures for Segment Assets:
------------------------------------------------------------------------------------
                                                   1999          1998         1997
------------------------------------------------------------------------------------

Specialty Products                              $  256        $  4,477      $  1,826
------------------------------------------------------------------------------------
Encapsulated Products                              443           1,183           532
------------------------------------------------------------------------------------
Total                                           $  699        $  5,660      $  2,358
------------------------------------------------------------------------------------
Geographic Revenue Information:
------------------------------------------------------------------------------------
                                                   1999          1998         1997
------------------------------------------------------------------------------------
United States                                   $ 26,970      $ 25,833      $ 25,825
------------------------------------------------------------------------------------
Foreign Countries                                  2,712         2,888         2,794
------------------------------------------------------------------------------------
Total                                           $ 29,682      $ 28,721      $ 28,619
------------------------------------------------------------------------------------

The Company has no foreign operations. Therefore, all long-lived assets are in the United States and revenue from foreign countries is based on customer ship-to address.

Note 13 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Cash paid during the year for:

--------------------------------------------------------------------------------
                                          1999             1998            1997
--------------------------------------------------------------------------------
Income taxes                            $1,607           $1,578           $1,868
Interest                                $  174           $  197           $  164
--------------------------------------------------------------------------------

Supplementary Financial Information (unaudited):
------------------------------------------------

Earnings per share have been adjusted for the May 1998 three-for-two stock split (effected by means of a stock dividend).

------------------------------------------------------------------------------------------------------------
                                                (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------
                                            1999                                     1998
                           First    Second      Third     Fourth     First    Second      Third       Fourth
                          Quarter   Quarter     Quarter   Quarter    Quarter  Quarter     Quarter    Quarter
------------------------------------------------------------------------------------------------------------
Net sales                $7,047     $7,270     $7,229     $8,136     $7,733     $7,220     $6,583     $7,185
Gross margin              2,840      2,940      2,994      3,350      3,214      2,907      2,347      2,955
Earnings before
    income taxes          1,163      1,175      1,063      1,612      1,270      1,183        905      1,270
Net earnings                750        755        661        928        831        753        595        776
Basic earnings per
     common share        $  .15     $  .15     $  .14     $  .20     $  .17     $  .16     $  .12     $  .16
Diluted earnings per
     common share        $  .15     $  .15     $  .14     $  .19     $  .17     $  .15     $  .12     $  .16
------------------------------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

(a)         Directors of the Company.

            The required information is to be set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders ("Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(b)         Executive Officers of the Company.

                        The required information is to be set forth in the Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers,"   which
information is hereby incorporated herein by reference.

(c)         Section 16(a) Beneficial Ownership Reporting Compliance.

                        The required information is to be set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

Item 11.    Executive Compensation.

                        The information required by this Item is to be set forth in the Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

                        The information required by this Item is to be set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and of Management," which information is hereby incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

                        The information required by this Item is set forth in the Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

Item 14.    Exhibits and Reports on Form 8-K.

(a)         Exhibits:

3.1 Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999(the "1999 10-K")).

3.2 Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the 1999 10-K).

3.2.1       Amendment to By-laws of the Company.

10.1 Incentive Stock Option Plan of the Company, as amended,(incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement")).*

10.2 Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35912, dated October 25, 1996, and to the 1998 Proxy Statement).*

10.3 Balchem Corporation 1999 Stock Plan (incorporated by reference to Exhibit A to Proxy Statement dated April 23, 1999 for the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement")).*

10.4 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-4448, dated December 12, 1997).*

10.5 Employment Agreement, dated as of October 1, 1997, between the Company and Dino A. Rossi(incorporated by reference to Exhibit 10.4 to the 1999 10-K).*

10.6 Agreements dated as of April 1, 1993, January 1, 1995 and April 25, 1997, as amended, between the Company and Dr. Charles McClelland (incorporated by reference to Exhibit 10.5 to the 1999 10-K).*

10.7 Amended and Restated Term Loan Agreement, dated as of January 15, 1999, and related Security Agreement, between the Company and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.6 to the 1999 10-K).
----------------------

*           Each  of  the  Exhibits   noted  by  an  asterisk  is  a  management
            compensatory plan or arrangement.

21.         Subsidiaries of Registrant.

23.1        Consent of KPMG LLP, Independent Auditors

27.         Financial Data Schedule.

(b)         Reports on Form 8-K.

            No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999.

SIGNATURES

                        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 2000                                BALCHEM CORPORATION



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

                                      By:/s/ Dino A. Rossi
                                      --------------------
                                      Dino A. Rossi, President,
                                      Chief Executive
                                      Officer, Principal
                                      Financial Officer and
                                      Director
                                      Date: March 27, 2000


                                      By:/s/ Francis J. Fitzpatrick
                                      -----------------------------
                                      Francis J. Fitzpatrick, Controller
                                      Date: March 27, 2000

                                      By:/s/ Donald E. Alguire
                                      ------------------------
                                      Donald E. Alguire, Director
                                      Date: March 23, 2000

                                      By:/s/ John E. Beebe
                                      --------------------
                                      John E. Beebe, Director
                                      Date: March 23, 2000

                                      By:/s/ Francis X. McDermott
                                      ---------------------------
                                      Francis X. McDermott, Director
                                      Date: March 27, 2000


                                      By:/s/ Kenneth P. Mitchell
                                      --------------------------
                                      Kenneth P. Mitchell, Director
                                      Date: March 27, 2000


                                      By:/s/ Carl R. Pacifico
                                      -----------------------
                                      Carl R. Pacifico, Director
                                      Date: March 27, 2000


                                      By:/s/ Israel Sheinberg
                                      -----------------------
                                      Israel Sheinberg, Director
                                      Date: March 27, 2000


                                      By:/s/ Leonard J. Zweifler
                                      --------------------------
                                      Leonard J. Zweifler, Director
                                      Date: March 22, 2000

                                 EXHIBIT INDEX
PAGE
NUMBER
------

          3.1 Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")).

45        3.2       Composite By-laws of the Company  (incorporated by reference to Exhibit 3.2 to the 1999 10-K).

          3.2.1     Amendment to By-laws of the Company.

          10.1 Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement")).*

          10.2 Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35912, dated October 25, 1996, and to the 1998 Proxy Statement).*

          10.3 Balchem Corporation 1999 Stock Plan (incorporated by reference to Exhibit A to Proxy Statement dated April 23, 1999 for the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement")). *

          10.4 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-4448, dated December 12, 1997).*

          10.5 Employment Agreement, dated as of October 1, 1997, between the Company and Dino A. Rossi (incorporated by reference to Exhibit 10.4 to the 1999 10-K).*

          10.6 Agreements dated as of April 1, 1993, January 1, 1995 and April 25, 1997, as amended, between the Company and Dr. Charles McClelland (incorporated by reference to Exhibit
                    10.5 to the 1999 10-K).*

          10.7 Amended and Restated Term Loan Agreement, dated as of January 15, 1999, and related Security Agreement, between the Company and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.6 to the 1999 10-K).
                    ----------------------

        * Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

                                 EXHIBIT INDEX
PAGE
NUMBER
------

          21.       Subsidiaries of Registrant.

46        23.1      Consent of KPMG LLP, Independent Auditors

47        27        Financial Data Schedule.