Form 10-Q
period 2000-03-31
BALCHEM CORP
filed 2000-05-15
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)            Quarterly Report Pursuant to Section 13 or 15 (d) of
 [ X ]                        The Securities Exchange Act of 1934

                      For The Quarterly Period Ended March 31, 2000

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

                           Yes   [ X ]     No   [   ]


As of May 1, 2000, the registrant had 4,765,565 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1. Financial Statements

                                       BALCHEM CORPORATION

                              Condensed Consolidated Balance Sheets
                         (In thousands, except share and per share data)


                                                                 Unaudited
                                                                 ---------
                                                              March 31, 2000   December 31, 1999
                                                              --------------   -----------------
Current assets:
Cash and cash equivalents                                         $ 1,941           $ 1,699
Trade accounts receivable                                           3,842             3,981
Inventories                                                         2,373             2,748
Prepaid expenses                                                      480               501
Deferred income taxes                                                 188               188
                                                                  -------           -------
Total current assets                                                8,824             9,117
                                                                  -------           -------

Property, plant and equipment, net of accumulated depreciation      7,909             7,786

Intangible assets, net of accumulated amortization                  4,862             5,127

                                                                  -------           -------
Total assets                                                      $21,595           $22,030
                                                                  =======           =======

See accompanying notes to condensed consolidated financial statements.

                                              BALCHEM CORPORATION
                                     Condensed Consolidated Balance Sheets
                                (In thousands, except share and per share data)



                                                                                     Unaudited
                                                                                     ---------
                                                                                      March 31,   December 31,
                    Liabilities and Stockholders' Equity                                2000         1999
                    ------------------------------------                              --------     --------
Current liabilities:
Trade accounts payable                                                                $    427     $    565
Accrued compensation and other benefits                                                    198          829
Other accrued expenses                                                                     599          429
Dividends payable                                                                         --            245
Income taxes payable                                                                       431          131
Current portion of  long-term debt                                                         600          600
Current portion of other long-term obligations                                              36           36
                                                                                      --------     --------
Total current liabilities                                                                2,291        2,835
                                                                                      --------     --------

Long-term debt                                                                             150          650
Deferred income taxes                                                                      360          381
Deferred  compensation                                                                     104          108
Other long-term obligations                                                                 99          117
                                                                                      --------     --------
Total liabilities                                                                        3,004        4,091
                                                                                      --------     --------

Stockholders' equity:

Preferred stock, $25 par value. Authorized 2,000,000
shares; none issued and outstanding
Common stock, $.06 2/3 par value. Authorized 10,000,000
shares; 4,903,238 shares issued and 4,765,446 shares outstanding at March 31, 2000
and 4,903,238 shares issued and 4,781,358 shares outstanding at December 31, 1999          327          327
Additional paid-in capital                                                               2,987        2,994
Retained earnings                                                                       16,325       15,516
Treasury stock, at cost: 137,792 and 121,880 shares, respectively                       (1,048)        (898)
                                                                                      --------     --------
Total stockholders' equity                                                              18,591       17,939
                                                                                      --------     --------

Total liabilities and stockholders' equity                                            $ 21,595     $ 22,030
                                                                                      ========     ========

     See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                 Unaudited
                                                                 ---------
                                                            Three Months Ended
                                                                  March 31,
                                                            2000           1999
                                                           -------       -------
Net sales                                                  $ 7,751       $ 7,047

Cost of sales                                                4,638         4,207
                                                           -------       -------

Gross margin                                                 3,113         2,840

Operating expenses:

Selling expenses                                               879           641
Research and development expenses                              238           289
General and administrative expenses                            702           704
                                                           -------       -------
Total operating expenses                                     1,819         1,634

                                                           -------       -------
Income from operations                                       1,294         1,206

Interest (income) expense - net                                 (2)           43
                                                           -------       -------
Earnings before income taxes                                 1,296         1,163

Income taxes                                                   487           413
                                                           -------       -------

Net earnings                                               $   809       $   750
                                                           =======       =======

Basic net earnings per common share (note 3)               $  0.17       $  0.15
                                                           =======       =======

Diluted net earnings per common share (note 3)             $  0.17       $  0.15
                                                           =======       =======

     See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                  Unaudited
                                                                  ---------
                                                             Three Months Ended
                                                                   March 31,
                                                              2000          1999
                                                              -------     -------
Cash flows from operating activities:

Net earnings                                                  $   809     $   750

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation and amortization                                     508         509
Non-employee stock compensation                                  --            22
Shares issued under
   employee benefit plans                                          62          49
Deferred income tax benefit                                       (21)        (38)
Changes in assets and liabilities:
Accounts receivable                                               139        (133)
Inventories                                                       375         (46)
Prepaid expenses                                                   21         345
Accounts payable and accrued expenses                            (599)        (31)
Income taxes payable                                              300         235
Deferred compensation payable                                      (4)        (15)
                                                              -------     -------
Net cash flows provided by operating activities                 1,590       1,647
                                                              -------     -------

Cash  flows from investing activities:

Capital expenditures                                             (352)       (137)
Investments in intangibles and other assets                       (14)         (2)
                                                              -------     -------
Net cash flows used in investing activities                      (366)       (139)
                                                              -------     -------

Cash  flows from  financing  activities:

Principal payments on long-term debt                             (500)     (1,000)
Stock options and warrants exercised                               24           7
Dividends paid                                                   (245)       (160)
Treasury stock at cost                                           (243)       --
Other financing activities                                        (18)        (14)
                                                              -------     -------
Net cash flows used in financing activities                      (982)     (1,167)
                                                              -------     -------
Increase in cash and cash equivalents                             242         341

Cash and cash equivalents beginning of year                     1,699       1,348
                                                              -------     -------
Cash and cash equivalents end of period                       $ 1,941     $ 1,689
                                                              =======     =======

     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1999 Annual Report on Form 10-K and should be read in conjunction with the notes to consolidated financial statements, which appear in that report.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - INVENTORIES
--------------------

Inventories at March 31, 2000 and December 31, 1999 consist of the following:

--------------------------------------------------------------------------------
                                          March 31, 2000     December 31, 1999
--------------------------------------------------------------------------------
Raw materials                                $  906                  $1,340
Finished goods                                1,467                   1,408
--------------------------------------------------------------------------------
            Total inventories                $2,373                  $2,748
================================================================================

NOTE 3 - NET EARNINGS PER SHARE
-------------------------------

Net earnings per share are calculated in accordance with Statement of Financial Accounting Standards No.128, "Earnings Per Share." The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per share:

-----------------------------------------------------------------------------------------
                                                               Number of
                                                 Income          Shares         Per Share
Three months ended March 31, 2000              (Numerator)   (Denominator)       Amount
-----------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                  $809         4,767,825          $.17

Effect of dilutive securities - stock options                      61,685
                                                                ---------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                            $809         4,829,510          $.17
-----------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                                                    Number of
                                                     Income           Shares           Per Share
Three months ended March 31, 1999                 (Numerator)      (Denominator)        Amount
------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                      $750           4,880,892          $.15

Effect of dilutive securities - stock options                            25,532
                                                                      ---------
Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options                                 $750          4,906,424           $.15
------------------------------------------------------------------------------------------------

NOTE 4 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer different products and services. Presently, the Company has two reportable segments, specialty products and encapsulated products.

Business Segment Net Revenues:

--------------------------------------------------------------------------------
                                                   Three Months Ended
                                                       March 31,
                                            2000                       1999
--------------------------------------------------------------------------------
Specialty Products                     $     5,082            $         4,837
Encapsulated Products                        2,669                      2,210
--------------------------------------------------------------------------------
Total                                  $     7,751            $         7,047
================================================================================

Business Segment Profit (Loss):
--------------------------------------------------------------------------------
                                                  Three Months Ended
                                                       March 31,
                                            2000                       1999
--------------------------------------------------------------------------------
Specialty Products                     $    1,410             $         1,298
Encapsulated Products                        (116)                        (92)
--------------------------------------------------------------------------------
Interest (income) expense - net                (2)                         43
--------------------------------------------------------------------------------
Earnings before income taxes           $    1,296             $         1,163
================================================================================

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Cash paid during the three months ended March 31, 2000 and 1999 for income taxes and interest is as follows:

--------------------------------------------------------------------------------
                                               Three Months Ended
                                                   March 31,
                                            2000                      1999
--------------------------------------------------------------------------------
Income taxes                              $    208                  $    18
Interest                                  $     22                  $    54
-------------------------------------------------------------------------------

NOTE 6 - COMMON STOCK
---------------------

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Since inception of its repurchase authorization, through March 31, 2000, the Company has repurchased 157,816 shares at an average cost of $7.52 per share.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

            This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The actions and performance of the Company could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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

                        (All dollar amounts in thousands)

Results of Operations:

Three months ended March 31, 2000 as compared  with three months ended March 31,
--------------------------------------------------------------------------------
1999
--------------------------------------------------------------------------------

            Net sales for the three months ended March 31, 2000 were $7,751 as compared to $7,047 for the three months ended March 31, 1999, an increase of $704 or 10%. Net sales for the specialty products segment were $5,082 for the three months ended March 31, 2000 as compared to $4,837 for the three months ended March 31, 1999, an increase of $245 or 5%. This increase was attributable primarily to increased volumes sold of the Company's ethylene oxide product. Net sales for the encapsulated products segment were $2,669 for the three months ended March 31, 2000 as compared to $2,210 for the three months ended March 31, 1999 an increase of $459 or 21%. This increase was due principally to increased sales to the animal nutrition and domestic and international food markets. In late 1999, the Company's animal nutrition staff launched Reashure(TM), its encapsulated choline for ruminant animals having successfully completed university and field trials. Commercial sales are currently targeted to the dairy industry where Reashure(TM), in a cost-efficient manner, allows nutrient supplements to pass through the rumen and deliver required levels to dairy cows during the weeks preceding and following calving, commonly referred to as the "transition period" of the animal. During the first quarter of 2000, sales of Reashure(TM) grew and are beginning to favorably impact overall sales of the encapsulated products segment. Additional sales personnel have been added to support the growth in this market.

            Cost of sales as a percent of sales for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was essentially unchanged.

            Operating expenses for the three months ended March 31, 2000 increased to $1,819 from $1,634 for the three months ended March 31, 1999, an increase of $185 or 11%. The increase in operating expenses was primarily the result of increased advertising expense and increased payroll expense in the area of sales and marketing for the encapsulated products segment. In particular, additional sales personnel have been added to support the growth in the Animal nutrition business. During the three months ended March 31, 2000 and the three months ended March 31, 1999, the Company spent $238 and $289, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated products segment for both food and animal feed applications.

            Income from operations for the three months ended March 31, 2000 was $1,294 as compared with $1,206 for the three months ended March 31, 1999. Income from operations for the specialty products segment for the three months ended March 31, 2000 was $1,410 as compared with $1,298 for the three months ended March 31, 1999. Loss from operations for the encapsulated products segment was $116 for the three months ended March 31, 2000, primarily a result of increased selling and marketing costs as described above, as compared with $92 for the three months ended March 31, 1999.

            Interest (income) expense - net for the three months ended March 31, 2000 totaled income of $2 as compared to expense of $43 for the three months ended March 31, 1999. Long-term debt, including the current portion, was reduced to $750 at March 31, 2000 from $2,750 at March 31, 1999, a reduction of $2,000 resulting in lower interest expense.

            The Company's effective income tax rate is 37.6% for the three months ended March 31, 2000 as compared with 35.5% for the three months ended March 31, 1999 due principally to the effects of the Company's utilization of net operating loss carry-forwards for state income tax purposes in the first quarter of 1999.

            Net earnings were $809 for the three months ended March 31, 2000 as compared with $750 for the three months ended March 31, 1999.

Liquidity and Capital Resources

            Cash flows from operating activities provided $1,591 for the three months ended March 31, 2000 as compared with $1,647 for the three months ended March 31, 1999. The small decline in cash flows from operating activities was due primarily to a decline in accounts payable and other accrued expense balances as a result of timing of payments made to vendors and other service providers offset by reduced inventory levels.

            Capital expenditures were $352 for the three months ended March 31, 2000. Capital expenditures are projected to be approximately $840 for all of calendar year 2000.

            In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing

July 2, 1999. As of March 31, 2000, 157,816 shares had been repurchased under the program at a total cost of $1,187 of which 20,024 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other matters on its assessment of corporate cash flow and market conditions.

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

             In connection with the exercise of the early payment option described above, the Company borrowed an additional $3,000 during 1998. Long-term debt, including the current portion, totaled $750 at March 31, 2000.

            The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity. The Company currently has approval for a $2,000 line of credit from its principal bank. There were no outstanding borrowings under this line of credit on March 31, 2000.

Impact of Recent Accounting Standards
-------------------------------------

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

            In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of March 31, 2000, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1%. A 100 basis point increase in interest rates, applied to the Company's borrowings at March 31, 2000, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $8. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

            The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. Foreign sales are generally billed in U.S. dollars. The Company believes that its business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.

Part II.    Other Information

Item 6.                 Exhibits and Reports on Form 8-K

                        27          Financial Data Schedule.

            (b)         Reports on Form 8-K
                        -------------------

                        No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

            BALCHEM CORPORATION
            -------------------

            By:/s/ Dino A. Rossi
            --------------------
            Dino A. Rossi, President,
            Chief Executive Officer and
            Principal Financial Officer

                                    Date: May 15, 2000
                                    ------------------