Form 10-Q
period 2000-06-30
BALCHEM CORP
filed 2000-08-11
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



  (Mark One)     Quarterly Report Pursuant to Section 13 or 15 (d) of
     [ X ]             The Securities Exchange Act of 1934


                  For The Quarterly Period Ended June 30, 2000

                                       or

     [   ]       Transition Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION

             (Exact name of registrant as specified in its charter)

            Maryland                                        13-2578432
------------------------------------         -----------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                   Number)


P.O. Box 175 Slate Hill, New York                             10973
------------------------------------                        --------
(Address of principal executive offices)                    (Zip Code)

                                  845-355-5300
                                  ------------
               Registrant's telephone number, including area code:

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

 Yes [X]       No  [_]


As of July 27, 2000 the registrant had 4,665,254 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1. Financial Statements


                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)



                                                                             Unaudited
                                                                           -------------
                                                                           June 30, 2000       December 31, 1999
                                                                         -----------------     ------------------
 Current assets:
 Cash and cash equivalents                                                        1,290                  1,699
 Trade accounts receivable                                                        4,024                  3,981
 Inventories                                                                      2,372                  2,748
 Prepaid expenses                                                                   452                    501
 Deferred income taxes                                                              188                    188
                                                                         ---------------       ----------------
 Total current assets                                                             8,326                  9,117
                                                                         ---------------       ----------------

 Property, plant and equipment, net of accumulated depreciation                   7,876                  7,786

 Intangible assets, net of accumulated amortization                               4,614                  5,127

                                                                         ---------------       ----------------
 Total assets                                                                    20,816                 22,030
                                                                         ===============       ================

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                          Unaudited
                                                                                          ----------
                              Liabilities and Stockholders' Equity                       June 30, 2000         December 31, 1999
                              ------------------------------------                    -----------------      ---------------------
 Current liabilities:
 Trade accounts payable                                                                           929                   565
 Accrued compensation and other benefits                                                          428                   829
 Other accrued expenses                                                                           387                   429
 Dividends payable                                                                                 --                   245
 Income taxes payable                                                                             100                   131
 Current portion of  long-term debt                                                                --                   600
 Current portion of other long-term obligations                                                    36                    36
                                                                                      ----------------       ---------------
 Total current liabilities                                                                      1,880                 2,835
                                                                                      ----------------       ---------------

 Long-term debt                                                                                    --                   650
 Deferred income taxes                                                                            294                   381
 Deferred  compensation                                                                           100                   108
 Other long-term obligations                                                                       81                   117

                                                                                      ----------------       ---------------
 Total liabilities                                                                              2,355                 4,091
                                                                                      ----------------       ---------------

 Stockholders' equity:

 Preferred stock, $25 par value. Authorized 2,000,000
 shares; none issued and outstanding
 Common stock, $.06 2/3 par value. Authorized 10,000,000
 shares; 4,903,238 shares issued and 4,673,254 shares outstanding at June 30, 2000
 and 4,903,238 shares issued and 4,781,358 shares outstanding at December 31, 1999                327                   327
 Additional paid-in capital                                                                     3,009                 2,994
 Retained earnings                                                                             17,172                15,516
 Treasury stock, at cost: 229,984 and 121,880 shares, respectively                             (2,047)                 (898)
                                                                                      ----------------       ---------------
 Total stockholders' equity                                                                    18,461                17,939
                                                                                      ----------------       ---------------
 Total liabilities and stockholders' equity                                                    20,816                22,030
                                                                                      ================       ===============

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                              Unaudited                         Unaudited
                                                              ---------                         ---------
                                                         Three Months Ended                 Six Months Ended
                                                               June 30,                         June 30,
                                                         2000            1999            2000            1999
                                                     ----------       ----------      ----------      ----------
Net sales                                             $  7,849         $  7,270        $ 15,600         $ 14,316

Cost of sales                                            4,592            4,330           9,230            8,536
                                                      --------         --------        --------         --------

Gross margin                                             3,257            2,940           6,370            5,780

Operating expenses:

Selling expenses                                           883              650           1,762            1,291
Research and development expenses                          262              360             500              649
General and administrative expenses                        747              728           1,449            1,432
                                                      --------         --------        --------         --------
Total operating expenses                                 1,892            1,738           3,711            3,372
                                                      --------         --------        --------         --------
Income from operations                                   1,365            1,202           2,659            2,408

Interest (income) expense - net                            (11)              27             (13)              70
                                                      --------         --------        --------         --------
Earnings before income taxes                             1,376            1,175           2,672            2,338

Income taxes                                               529              420           1,016              833
                                                      --------         --------        --------         --------

Net earnings                                          $    847         $    755        $  1,656         $  1,505
                                                      ========         ========        ========         ========

Basic net earnings per common share (note 3)          $   0.18         $   0.15        $   0.35         $   0.31
                                                      ========         ========        ========         ========

Diluted net earnings per common share (note 3)        $   0.18         $   0.15        $   0.34         $   0.31
                                                      ========         ========        ========         ========


See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                            Unaudited
                                                                            ---------
                                                                         Six Months Ended
                                                                              June 30,
                                                                   2000                     1999
                                                             ------------------       -----------------
Cash flows from operating activities:

Net earnings                                                       $ 1,656               $ 1,505

Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation and amortization                                       1,015                 1,021
 Non-employee stock compensation                                        --                    38
 Shares issued under employee benefit plans                            101                    89
 Deferred income tax benefit                                           (55)                  (71)
 Changes in assets and liabilities:
   Accounts receivable                                                 (43)                   85
   Inventories                                                         376                   223
   Prepaid expenses                                                     49                   132
   Accounts payable and accrued expenses                               (79)                 (559)
   Income taxes payable                                                (31)                   74
   Deferred compensation payable                                        (8)                  (19)
                                                                   -------               -------
      Net cash flows provided by operating activities                2,981                 2,518
                                                                   -------               -------

Cash flows from investing activities:
 Capital expenditures                                                 (548)                 (249)
 Investments in intangibles and other assets                           (44)                  (37)
                                                                   -------               -------
      Net cash flows used in investing activities                     (592)                 (286)
                                                                   -------               -------

Cash flows from financing activities:
 Principal payments on long-term debt                               (1,250)               (2,000)
 Proceeds from stock options and warrants exercised                    108                     7
 Dividends paid                                                       (245)                 (160)
 Purchase of treasury stock                                         (1,375)                   --
 Other financing activities                                            (36)                  (35)
                                                                   -------               -------
Net cash flows used in financing activities                         (2,798)               (2,188)

                                                                   -------               -------
Increase in cash and cash equivalents                                 (409)                   44

Cash and cash equivalents beginning of year                          1,699                 1,348
                                                                   -------               -------
Cash and cash equivalents end of period                            $ 1,290               $ 1,392
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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - INVENTORIES
---------------------

Inventories at June 30, 2000 and December 31, 1999 consist of the following:

---------------------------------------------------------------------
                                   June 30, 2000    December 31, 1999
---------------------------------------------------------------------

Raw materials                     $      1,104      $      1,340
Finished goods                           1,268             1,408
---------------------------------------------------------------------
         Total inventories        $      2,372      $      2,748
---------------------------------------------------------------------


NOTE 3 - NET EARNINGS PER SHARE
-------------------------------

Net earnings per share are calculated in accordance with Statement of Financial Accounting Standards No.128, "Earnings Per Share." The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per share:

----------------------------------------------------------------------------------------------------
                                                                       Number of
                                                      Income             Shares         Per Share
Three months ended June 30, 2000                    (Numerator)       (Denominator)      Amount
----------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
 average common  shares outstanding                      $847            4,728,097           $.18

Effect of dilutive securities - stock options                               76,406
                                                                          --------

Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options                                  $847            4,804,503           $.18
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
                                                                        Number of
                                                       Income            Shares         Per Share
Three months ended June 30, 1999                    (Numerator)       (Denominator)      Amount
----------------------------------------------------------------------------------------------------

Basic EPS - Net earnings and weighted
average common shares outstanding                        $755            4,890,556            $.15

Effect of dilutive securities - stock options                               17,154
                                                                          -------

Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options                                  $755            4,907,710            $.15
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
                                                                        Number of
                                                       Income            Shares         Per Share
Six months ended June 30, 2000                      (Numerator)       (Denominator)      Amount
----------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                        $1,656          4,747,842            $.35


Effect of dilutive securities - stock options                              69,047
                                                                          -------

Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options                                  $1,656          4,816,889            $.34
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
                                                                        Number of
                                                       Income            Shares         Per Share
Six months ended June 30, 1999                      (Numerator)       (Denominator)      Amount
----------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                        $1,505          4,885,724            $.31


Effect of dilutive securities - stock options                               21,343
                                                                          --------


Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options
                                                         $1,505          4,907,067            $.31
----------------------------------------------------------------------------------------------------


NOTE 4 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer different products and services. Presently, the Company has two reportable segments, specialty products and encapsulated products.

Business Segment Net Revenues:

------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                          Six Months Ended
                                                  June 30,                                   June 30,
                                           2000               1999                   2000                1999
------------------------------------------------------------------------------------------------------------------
Specialty Products                  $      5,098       $      5,003           $     10,180        $      9,839
Encapsulated Products                      2,751              2,267                  5,420               4,477
------------------------------------------------------------------------------------------------------------------
Total                               $      7,849       $      7,270           $     15,600        $     14,316
------------------------------------------------------------------------------------------------------------------


Business Segment Profit (Loss):

------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                          Six Months Ended
                                                   June 30,                                   June 30,
                                           2000               1999                   2000                1999
------------------------------------------------------------------------------------------------------------------
Specialty Products                   $     1,527        $     1,436            $     2,937         $     2,734
Encapsulated Products                       (162)              (234)                  (278)               (326)
Interest expense and other
(income) expense                             (11)                27                    (13)                 70
------------------------------------------------------------------------------------------------------------------
Earnings before income
taxes                                $     1,376        $     1,175            $      2,672        $     2,338
------------------------------------------------------------------------------------------------------------------


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Cash paid during the six months ended June 30, 2000 and 1999 for income taxes and interest is as follows:

--------------------------------------------------------
                                 Six Months Ended
                                      June 30,
                               2000            1999
--------------------------------------------------------
Income taxes              $      1,101       $     811

Interest                  $         17       $     102
--------------------------------------------------------


NOTE 6 - COMMON STOCK
---------------------

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Since inception of its repurchase authorization, through June 30, 2000, the Company has repurchased 296,516 shares at an average cost of $8.60 per share.

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

                        (All dollar amounts in thousands)

Results of Operations:

Three months ended June 30, 2000 as compared with three months ended June 30,
----------------------------------------------------------------------------
1999
----
         Net sales for the three months ended June 30, 2000 were $7,849 as compared with $7,270 for the three months ended June 30, 1999, an increase of $579 or 8%. Net sales for the specialty products segment were $5,098 for the three months ended June 30, 2000 as compared with $5,003 for the three months ended June 30, 1999, an increase of $95 or 2%. This increase was attributable primarily to increased volumes sold of the Company's ethylene oxide blends and propylene oxide product. Net sales for the encapsulated products segment were $2,751 for the three months ended June 30, 2000 as compared with $2,267 for the three months ended June 30, 1999 an increase of $484 or 21%. This increase was due principally to increased sales to the animal nutrition, specialty industrial and domestic food markets. These increases were partially offset by a decline in sales to the international food market. In late 1999, the Company's animal nutrition staff launched Reashure(TM), its encapsulated choline for ruminant animals having successfully completed university and field trials. Commercial sales are currently targeted to the dairy industry where Reashure(TM), in a cost-efficient manner, allows nutrient supplements to pass through the rumen and deliver required levels to dairy cows during the weeks preceding and following calving, commonly referred to as the "transition period" of the animal. During the first and second quarters of 2000, sales of Reashure(TM) grew and are beginning to favorably impact overall sales of the encapsulated products segment. Additional sales personnel have been added to support this market.

         Cost of sales as a percent of sales for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 improved by approximately 1%. Margins for the specialty products segment were favorably affected primarily by increased volumes sold and improved production efficiencies of blended ethylene oxide products, a result of the Company's decision to sell additional blended products for non-medical sterilization. Margins improved in the encapsulated products division, a result of the mix of products sold during the three months ended June 30, 2000.

         Operating expenses for the three months ended June 30, 2000 increased to $1,892 from $1,738 for the three months ended June 30, 1999, an increase of $154 or 9%. The increase in operating expenses was primarily the result of increased payroll expense in the area of sales and marketing for the encapsulated products segment. In particular, additional sales personnel have been added to support the animal nutrition business. During the three months ended June 30, 2000 and the three months ended June 30, 1999, the Company spent $262 and $360, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated products segment for both food and animal feed applications. The decline in research and development expense is a result of the Company having completed in 1999 the gathering of data for Reashure(TM) from university studies, commercial field trials and veterinarians.

         Income from operations for the three months ended June 30, 2000 was $1,365 as compared with $1,202 for the three months ended June 30, 1999. Income from operations for the specialty products segment for the three months ended June 30, 2000 was $1,527 as compared with $1,436 for the three months ended June 30, 1999. Loss from operations for the encapsulated products segment declined to $162 for the three months ended June 30, 2000 as compared with a loss of $234 for the three months ended June 30, 1999 primarily a result of increased sales partially offset by increased selling and marketing costs as described above.

         Interest (income) expense - net for the three months ended June 30, 2000 totaled income of $11 as compared to expense of $27 for the three months ended June 30, 1999. Long-term debt, including the current portion, was eliminated during the quarter ended June 30, 2000 from $1,750 at June 30, 1999, resulting in lower interest expense in the three months ended June 30, 2000.

         The Company's effective income tax rate was 38% for the three months ended June 30, 2000 as compared with 36% for the three months ended June 30, 1999 due principally to the effects of the Company's utilization of net operating loss carry-forwards for state income tax purposes in the second quarter of 1999.

         Net earnings were $847 for the three months ended June 30, 2000 as compared with $755 for the three months ended June 30, 1999.


Six months ended June 30, 2000 as compared with six months ended June 30, 1999
------------------------------------------------------------------------------

         Net sales for the six months ended June 30, 2000 were $15,600 as compared with $14,316 for the six months ended June 30, 1999, an increase of $1,284 or 9%. Net sales for the specialty products segment were $10,180 for the six months ended June 30, 2000 as compared with $9,839 for the six months ended June 30, 1999, an increase of $341 or 3%. This increase was attributable primarily to increased volumes sold of the Company's ethylene oxide product and ethylene oxide blends. Net sales for the encapsulated products segment were $5,420 for the six months ended June 30, 2000 as compared with $4,477 for the six months ended June 30, 1999 an increase of $943 or 21%. This increase was due principally to increased sales to the animal nutrition, specialty industrial and domestic food markets. In late 1999, the Company's animal nutrition staff launched Reashure(TM), its encapsulated choline for ruminant animals having successfully completed university and field trials. Commercial sales are currently targeted to the dairy industry where Reashure(TM), in a cost-efficient manner, allows nutrient supplements to pass through the rumen and deliver required levels to dairy cows during the weeks preceding and following calving, commonly referred to as the "transition period" of the animal. During the first and second quarters of 2000, sales of Reashure(TM) have grown and are beginning to favorably impact overall sales of the encapsulated products segment. Additional sales personnel have been added to support this market.

         Cost of sales as a percent of sales for the six months ended June 30, 2000 improved slightly as compared with the six months ended June 30, 1999. Margins for the specialty products segment were favorably affected primarily by increased volumes sold and improved production efficiencies of blended ethylene oxide products, a result of the Company's decision to sell additional blended products for non-medical sterilization. Margins declined slightly in the encapsulated products division, a result of the mix of products sold in the international food market and the specialty industrial market during the six months ended June 30, 2000.

         Operating expenses for the six months ended June 30, 2000 increased to $3,711 from $3,372 for the six months ended June 30, 1999, an increase of $339 or 10%. The increase in operating expenses was primarily the result of increased payroll expense in the area of sales and marketing for the encapsulated products segment. In particular, additional sales personnel have been added to support the animal nutrition business. During the six months ended June 30, 2000 and the six months ended June 30, 1999, the Company expended $500 and $649, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated products segment for both food and animal feed applications. The decline in research and development expense is a result of the Company having completed in 1999 the gathering of data for Reashure(TM) from university studies, commercial field trials and veterinarians.

         Income from operations for the six months ended June 30, 2000 was $2,659 as compared with $2,408 for the six months ended June 30, 1999. Income from operations for the specialty products segment for the six months ended June 30, 2000 was $2,937 as compared with $2,734 for the six months ended June 30, 1999. Loss from operations for the encapsulated products segment declined to $278 for the six months ended June 30, 2000 as compared with a loss of $326 for the six months ended June 30, 1999 primarily a result of increased sales partially offset by increased selling and marketing costs as described above.

         Interest (income) expense - net for the six months ended June 30, 2000 totaled income of $13 as compared to expense of $70 for the six months ended June 30, 1999. Long-term debt, including the current portion, was eliminated during the quarter ended June 30, 2000 from $1,750 at June 30, 1999, resulting in lower interest expense in the six months ended June 30, 2000.

         The Company's effective income tax rate was 38% for the six months ended June 30, 2000 as compared with 36% for the six months ended June 30, 1999 due principally to the effects of the Company's utilization of net operating loss carry-forwards for state income tax purposes in the second quarter of 1999.

         Net earnings were $1,656 for the six months ended June 30, 2000 as compared with $1,505 for the six months ended June 30, 1999.

Liquidity and Capital Resources
-------------------------------

         Cash flows from operating activities provided $2,981 for the six months ended June 30, 2000 as compared with $2,518 for the six months ended June 30, 1999. The increase in cash flows from operating activities was due primarily to increased earnings, reduced inventory levels and a lesser reduction in accounts payable and other accrued expense balances in 2000, a result of timing of payments made to vendors and other service providers.

         Capital expenditures were $548 for the six months ended June 30, 2000. Capital expenditures are budgeted to be approximately $840 for all of calendar year 2000.

         In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. As of June 30, 2000, 269,516 shares had been repurchased under the program at a total cost of $2,318 of which 39,532 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other matters on its assessment of corporate cash flow and market conditions.

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

          In connection with the exercise of the early payment option described above, the Company borrowed an additional $3,000 during 1998. There was no long-term debt outstanding at June 30, 2000.

         The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity. The Company currently has approval for a $2,000 line of credit from its principal bank. There were no outstanding borrowings under this line of credit on June 30, 2000.

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


         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. The Interpretation is generally effective for new stock awards or transactions entered into on or after July 1, 2000. The Company does not anticipate that the adoption of the new Interpretation will have a significant effect on earnings or the financial position of the Company.

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

Part II. Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

         An annual meeting of stockholders was held on June 23, 2000. The following directors were re-elected to serve until the annual meeting of stockholders in 2003 and until the election and qualification of their respective successors:


-----------------------------------------------------
Director                       For       Withheld
-----------------------------------------------------

Kenneth P. Mitchell       4,508,984       17,699

Israel Sheinberg          4,508,984       17,699
-----------------------------------------------------


Item 6.           Exhibits and Reports on Form 8-K

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K
                  -------------------
                  No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         BALCHEM CORPORATION
         -------------------

         By: /s/ Dino A. Rossi
             ---------------------
             Dino A. Rossi, President,
             Chief Executive Officer and
             Principal Financial Officer

             Date: August 11, 2000