Form 10-Q
period 2000-09-30
BALCHEM CORP
filed 2000-11-13
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



  (Mark One)     Quarterly Report Pursuant to Section 13 or 15 (d) of
     [ X ]             The Securities Exchange Act of 1934


                  For The Quarterly Period Ended September 30, 2000

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

 Yes [X]       No  [_]


As of November 2, 2000 the registrant had 4,613,712 shares of its Common Stock, $.06 2/3 par value, outstanding.

 Part I. Financial Information
 Item 1. Financial Statements

                               BALCHEM CORPORATION

                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                              September 30,       December 31,
                                                  2000               1999
                                               Unaudited
                                              -----------         -----------
Current assets:

Cash and cash equivalents                       $ 1,512             $ 1,699
Accounts receivable                               4,389               3,981
Inventories                                       2,232               2,748
Prepaid expenses                                    240                 501
Deferred income taxes                               188                 188
                                                -------             -------
Total current assets                              8,561               9,117
                                                -------             -------

Property, plant and equipment, net                7,724               7,786

Investments in intangibles and other
 assets, net                                      4,382               5,127
                                                -------             -------
Total assets                                    $20,667             $22,030
                                                =======             =======

                                                                     (continued)

                               BALCHEM CORPORATION

                Condensed Consolidated Balance Sheets, continued
                 (In thousands, except share and per share data)


                                                                                           September 30,    December 31,
    Liabilities and Stockholders' Equity                                                       2000             1999
   -------------------------------------                                                    Unaudited
                                                                                            ---------        --------
Current liabilities:
Trade accounts payable                                                                       $    436        $    565
Accrued compensation and other benefits                                                           620             829
Other accrued expenses                                                                            516             429
Dividends payable                                                                                  --             245
Income taxes payable                                                                                9             131
Current portion of  long-term debt                                                                 --             600
Current portion of other long-term obligations                                                     36              36
                                                                                             --------        --------
Total current liabilities                                                                       1,617           2,835
                                                                                             --------        --------

Long-term debt                                                                                     --             650
Deferred income taxes                                                                             258             381
Other long-term obligations                                                                       158             225

                                                                                             --------        --------
Total liabilities                                                                               2,033           4,091
                                                                                             --------        --------

Stockholders' equity:

Preferred stock, $25 par value. Authorized 2,000,000
shares; none issued and outstanding                                                                --              --
Common stock, $.06 2/3 par value. Authorized 10,000,000
shares; 4,903,238 shares issued and 4,604,310 shares outstanding at September 30, 2000
and 4,903,238 shares issued and 4,781,358 shares outstanding at December 31, 1999                 327             327
Additional paid-in capital                                                                      3,028           2,994
Retained earnings                                                                              18,156          15,516
Treasury stock, at cost: 298,928 and 121,880 shares, respectively                              (2,877)           (898)
                                                                                             --------        --------
Total stockholders' equity                                                                     18,634          17,939
                                                                                             --------        --------

                                                                                             --------        --------
Total liabilities and stockholders' equity                                                   $ 20,667        $ 22,030
                                                                                             ========        ========


See accompanying notes to consolidated financial statements

                               BALCHEM CORPORATION

                  Condensed Consolidated Statements of Earnings

                      (In thousands, except per share data)


                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                                    Unaudited                     Unaudited
                                                    ---------                     ---------
                                              2000            1999            2000           1999
                                            --------        --------       --------        --------
Net sales                                   $  8,450        $  7,229       $ 24,050        $ 21,545

Cost of sales                                  4,876           4,235         14,106          12,771
                                            --------        --------       --------        --------

Gross margin                                   3,574           2,994          9,944           8,774

Operating expenses:

Selling expenses                               1,097             869          2,859           2,160
Research and development expenses                266             343            766             992
General and administrative expenses              707             698          2,156           2,130
                                            --------        --------       --------        --------
                                               2,070           1,910          5,781           5,282

                                            --------        --------       --------        --------
Earnings from operations                       1,504           1,084          4,163           3,492

Interest (income) expense - net                  (13)             21            (26)             91

                                            --------        --------       --------        --------
Earnings before income tax expense             1,517           1,063          4,189           3,401

Income tax expense                               533             402          1,549           1,235
                                            --------        --------       --------        --------

Net earnings                                $    984        $    661       $  2,640        $  2,166
                                            ========        ========       ========        ========

Basic net earnings per common share         $   0.21        $   0.14       $   0.56        $   0.44
                                            ========        ========       ========        ========

Diluted net earnings per common share       $   0.21        $   0.14       $   0.55        $   0.44
                                            ========        ========       ========        ========

See accompanying notes to consolidated financial statements

                               BALCHEM CORPORATION

                 Condensed Consolidated Statements of Cash Flows

                                 (In thousands)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                             Unaudited
                                                                                             ----------
                                                                                        2000            1999
                                                                                      --------        --------
Cash flows from operating activities:
  Net earnings                                                                         $ 2,640        $ 2,166

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization                                                            1,522          1,524
Non-employee stock compensation                                                             --             60
Income tax benefit from stock options exercised                                             33             --
Shares issued under employee benefit plans                                                 143            122
Deferred income tax benefit                                                               (123)          (107)
Changes in assets and liabilities:
Accounts receivable                                                                       (408)          (311)
Inventories                                                                                516            324
Prepaid expenses                                                                           261            253
Accounts payable and accrued expenses                                                     (251)          (208)
Income taxes payable                                                                      (122)           128
Other long-term obligations                                                                (13)           (23)
                                                                                       -------        -------
Net cash flows provided by operating activities                                          4,198          3,928
                                                                                       -------        -------

Cash  flows from investing activities:

Capital expenditures                                                                      (625)          (429)
Investments in intangibles and other assets                                                (90)           (71)
                                                                                       -------        -------
Net cash flows used in investing activities                                               (715)          (500)
                                                                                       -------        -------

Cash  flows from  financing  activities:

Principal payments on long-term debt                                                    (1,250)        (2,000)
Proceeds from stock options and warrants exercised                                         115              6
Dividends paid                                                                            (245)          (160)
Purchase of treasury stock                                                              (2,236)          (409)
Other financing activities                                                                 (54)           (53)
                                                                                       -------        -------
Net cash flows used in financing activities                                             (3,670)        (2,616)

Net (decrease) increase in cash and cash equivalents                                      (187)           812

Cash and cash equivalents, beginning of year                                             1,699          1,348
                                                                                       -------        -------
Cash and cash equivalents, end of period                                               $ 1,512        $ 2,160
                                                                                       =======        =======

See accompanying notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1999 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements and notes, which appear in that report.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - INVENTORIES

Inventories at September 30, 2000 and December 31, 1999 consist of the following:

--------------------------------------------------------------------------------
                                                September 30,      December 31,
                                                    2000             1999
--------------------------------------------------------------------------------

Raw materials                                $      1,047      $      1,340
Finished goods                                      1,185             1,408
--------------------------------------------------------------------------------
         Total inventories                   $      2,232      $      2,748
--------------------------------------------------------------------------------

NOTE 3 - NET EARNINGS PER SHARE

Net earnings per share are calculated in accordance with Statement of Financial Accounting Standards No.128, "Earnings Per Share." The following presents a reconciliation of the earnings and shares used in calculating basic and diluted net earnings per share:


----------------------------------------------------------------------------------------------
                                                                  Number of
                                                    Income          Shares          Per Share
Three months ended September 30, 2000            (Numerator)     (Denominator)        Amount
----------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common  shares outstanding                    $984          4,622,636          $.21

Effect of dilutive securities - stock options                         100,728
                                                                    ---------

Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options

                                                      $984          4,723,364          $.21
----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                              Number of
                                                             Income            Shares            Per Share
Three months ended September 30, 1999                     (Numerator)       (Denominator)          Amount
-----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                           $661            4,845,164              $.14

Effect of dilutive securities - stock options                                   29,973


Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options

                                                             $661            4,875,137              $.14
-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
                                                                              Number of
                                                             Income            Shares            Per Share
Nine months ended September 30, 2000                      (Numerator)       (Denominator)          Amount
-----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                         $2,640            4,706,107              $.56

Effect of dilutive securities - stock options                                   79,607
                                                                             ---------
Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options                                    $2,640            4,785,714              $.55
-----------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------
                                                                              Number of
                                                             Income            Shares            Per Share
Nine months ended September 30, 1999                      (Numerator)       (Denominator)         Amount
-----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                         $2,166            4,872,204              $.44

Effect of dilutive securities - stock options                                   24,219
                                                                             ---------


Diluted EPS - Net earnings and weighted average common shares outstanding and effect of stock options

                                                           $2,166            4,896,423              $.44
-----------------------------------------------------------------------------------------------------------


NOTE 4 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. Presently, the Company has two reportable segments, specialty products and encapsulated products.

Business Segment Net Revenues:

---------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                         Nine Months Ended
                                                September 30,                             September 30,
                                           2000               1999                   2000                1999
---------------------------------------------------------------------------------------------------------------
Specialty Products                   $     4,912       $      4,954           $     15,092        $     14,793
Encapsulated Products                      3,538              2,275                  8,958               6,752
---------------------------------------------------------------------------------------------------------------
Total                                $     8,450       $      7,229           $     24,050        $     21,545
---------------------------------------------------------------------------------------------------------------

Business Segment Profit (Loss):

---------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                        Nine Months Ended
                                                 September 30,                             September 30,
                                           2000               1999                   2000                1999
---------------------------------------------------------------------------------------------------------------
Specialty Products                   $     1,298        $     1,349           $      4,235        $     4,083
Encapsulated Products                        206               (265)                   (72)              (591)
Interest (income) expense - net              (13)                21                    (26)                91
---------------------------------------------------------------------------------------------------------------
Earnings before income taxes
                                     $     1,517        $     1,063           $      4,189        $     3,401
---------------------------------------------------------------------------------------------------------------



NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2000 and 1999 for income taxes and interest is as follows:

----------------------------------------------------------------
                                    Nine Months Ended
                                       September 30,
                            2000                      1999
----------------------------------------------------------------

Income taxes           $       1,760             $      1,172
Interest               $          26             $        134

----------------------------------------------------------------


NOTE 6 - COMMON STOCK

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Through September 30, 2000, the Company has repurchased 343,316 shares at an average cost of $9.26 per share.

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

                        (All dollar amounts in thousands)

Results of Operations:

Three months ended September 30, 2000 as compared with three months ended September 30, 1999

            Net sales for the three months ended September 30, 2000 were $8,450 as compared with $7,229 for the three months ended September 30, 1999, an increase of $1,221 or 17%. Net sales for the specialty products segment were $4,912 for the three months ended September 30, 2000 as compared with $4,954 for the three months ended September 30, 1999, a slight decrease of $42 or 1%. Volumes sold of ethylene oxide products declined slightly in the quarter as the business continues to see minor seasonal fluctuations in the third quarter due to fewer surgical operations in the summer months, requiring slightly less sterilized medical devices. Net sales for the encapsulated products segment were $3,538 for the three months ended September 30, 2000 as compared with $2,275 for the three months ended September 30, 1999, an increase of $1,263 or 56%. This increase was due principally to greater sales to the animal nutrition and domestic food markets. These increases were partially offset by a decline in sales to the specialty industrial markets in the current quarter, a result of the timing of shipments made throughout the year. The growth in sales to the food market is the result of increased volumes sold of higher margin products which can be attributed principally to new products and new applications, combined with additional sales representation. In late 1999, the Company's animal nutrition staff launched Reashure(TM), its encapsulated choline for ruminant animals having successfully completed university and field trials. Commercial sales are currently targeted to the dairy industry where Reashure(TM), delivers nutrient supplements through the rumen delivering required levels to dairy cows during certain weeks preceding and following calving, commonly referred to as the "transition period" of the animal. Sales of Reashure(TM) continued to strengthen in the third quarter through growth from existing customers and from the addition of new customers primarily in the East and Midwest. Sales of Reashure(TM) are beginning to favorably impact overall sales of the encapsulated products segment.

         Cost of sales as a percent of sales for the three months ended September 30, 2000 improved by approximately 1% as compared to the three months ended September 30, 1999. Margins for the specialty products segment were favorably affected primarily by improved production efficiencies of blended ethylene oxide products, a result of the Company's selling additional blended products for non-medical sterilization. Margins improved in the encapsulated products division, a result of efficiencies realized from increased production and the mix of products sold during the three months ended September 30, 2000.

         Operating  expenses  for the three  months  ended  September  30,  2000 increased to $2,070 from $1,910 for the three months ended September 30, 1999, an increase of $160 or 8%. The increase in operating expenses was primarily the result of increased advertising expense and increased payroll expense in the area of sales and marketing for the encapsulated products segment. In particular, additional sales personnel have been added to support the animal nutrition business. During the three months ended September 30, 2000 and the three months ended September 30, 1999, the Company spent $266 and $343, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated products segment for both food and animal feed applications. The decline in these research and development expenses is a result of the Company having completed in 1999 the gathering of data for Reashure(TM) from university studies, commercial field trials and veterinarians.

         Income from operations for the three months ended September 30, 2000 was $1,504 as compared with $1,084 for the three months ended September 30, 1999. Income from operations for the specialty products segment for the three months ended September 30, 2000 was $1,298 as compared with $1,349 for the three months ended September 30, 1999. Income from operations for the encapsulated products segment was $206 for the three months ended September 30, 2000 as compared with a loss of $265 for the three months ended September 30, 1999. This improvement was primarily a result of increased sales partially offset by increased selling and marketing costs as described above.

         Interest (income) expense - net for the three months ended September 30, 2000 totaled income of $13 as compared to expense of $21 for the three months ended September 30, 1999. Long-term debt, including the current portion, was eliminated during the quarter ended June 30, 2000.

         Net earnings were $984 for the three months ended September 30, 2000 as compared with $661 for the three months ended September 30, 1999.

Nine months ended September 30, 2000 as compared with nine months ended September 30, 1999

         Net sales for the nine months ended September 30, 2000 were $24,050 as compared with $21,545 for the nine months ended September 30, 1999, an increase of $2,505 or 12%. Net sales for the specialty products segment were $15,092 for the nine months ended September 30, 2000 as compared with $14,793 for the nine months ended September 30, 1999, an increase of $299 or 2%. This increase was attributable primarily to increased volumes sold of ethylene oxide related products. Net sales for the encapsulated products segment were $8,958 for the nine months ended September 30, 2000 as compared with $6,752 for the nine months ended September 30, 1999 an increase of $2,206 or 33%. This increase was due principally to greater sales to the animal nutrition, specialty industrial and domestic food markets. The growth in sales to the food market is the result of increased volumes sold of higher margin products which can be attributed principally to new products and new applications, combined with additional sales representation. As described above, in late 1999, the Company's animal nutrition staff launched Reashure(TM), its encapsulated choline for ruminant animals. Sales of Reashure(TM) have continued to develop through growth from existing customers and with the addition of new customers primarily in the East and Midwest. Sales of Reashure(TM) are beginning to favorably impact overall sales of the encapsulated products segment.

         Cost of sales as a percent of sales for the nine months ended September 30, 2000 improved slightly as compared with the nine months ended September 30, 1999. Margins for the specialty products segment were favorably affected primarily by increased volumes sold and improved production efficiencies of blended ethylene oxide products where the Company now sells additional blended products for non-medical sterilization. Margins improved in the encapsulated products division, a result of efficiencies realized from increased production and the mix of products sold during the nine months ended September 30, 2000.

         Operating expenses for the nine months ended September 30, 2000 increased to $5,781 from $5,282 for the nine months ended September 30, 1999, an increase of $499 or 9%. The increase in operating expenses was primarily the result of increased advertising expense and travel expenses and increased payroll expense in the area of sales and marketing for the encapsulated products segment. In particular, additional sales personnel have been added to support the animal nutrition business. During the nine months ended September 30, 2000 and the nine months ended September 30, 1999, the Company expended $766 and $992, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated products segment for both food and animal feed applications. The decline in these research and development expenses is a result of the Company having completed in 1999 the gathering of data for Reashure(TM) from university studies, commercial field trials and veterinarians.

         Income from operations for the nine months ended September 30, 2000 was $4,163 as compared with $3,492 for the nine months ended September 30, 1999. Income from operations for the specialty products segment for the nine months ended September 30, 2000 was $4,235 as compared with $4,083 for the nine months ended September 30, 1999. Loss from operations for the encapsulated products segment declined to $72 for the nine months ended September 30, 2000 as compared with a loss of $591 for the nine months ended September 30, 1999, primarily a result of increased sales partially offset by increased selling and marketing costs, as described above.

         Interest (income) expense - net for the nine months ended September 30, 2000 totaled income of $26 as compared to expense of $91 for the nine months ended September 30, 1999, due to a reduction in the amount of debt outstanding.

         The Company's effective income tax rate was 38% for the nine months ended September 30, 2000 as compared with 36% for the nine months ended September 30, 1999 due principally to the effects of the Company's utilization of net operating loss carry-forwards for state income tax purposes in the second quarter of 1999.

         Net earnings were $2,640 for the nine months ended September 30, 2000 as compared with $2,166 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

         Cash flows from operating activities provided $4,198 for the nine months ended September 30, 2000 as compared with $3,928 for the nine months ended September 30, 1999. The increase in cash flows from operating activities was due primarily to increased net earnings, reduced inventory levels partially offset by a reduction in accounts payable, income taxes payable and other accrued expense balances in 2000, a result of timing of payments made to vendors and other service providers and an increase in accounts receivable.

         Capital expenditures were $625 for the nine months ended September 30, 2000. Capital expenditures are budgeted to be approximately $840 for all of calendar year 2000.

         In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. As of September 30, 2000, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 44,388 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

         During the nine months ended September 30, 2000, the Company paid off $1,250 in long term debt. There was no long-term debt outstanding at September 30, 2000.

         The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity. The Company currently has approval for a $2,000 line of credit from its principal bank. There were no outstanding borrowings under this line of credit on September 30, 2000.

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

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. The Interpretation is generally effective for new stock awards or transactions entered into on or after July 1, 2000. The Company does not anticipate that the adoption of the new Interpretation will have a significant effect on earnings or the financial position of the Company.

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

Part II. Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  27    Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                  3.2   Composite By-laws of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         BALCHEM CORPORATION

         By:/s/ Dino A. Rossi
         ---------------------------
         Dino A. Rossi, President,
         Chief Executive Officer and
         Principal Financial Officer

                           Date: November 10, 2000