Form 10-K
period 2000-12-31
BALCHEM CORP
filed 2001-03-28
CIK 9326

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________________ to ___________________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

                Maryland                               13-2578432
                --------                               -----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

P.O. Box 175, Slate Hill, New York                      10973
----------------------------------                    --------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (845) 355-5300
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

Common Stock, par value $.06-2/3                 American Stock Exchange
--------------------------------                 ----------------------

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ---
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2001 was approximately $52,025,449.*


* For purposes of this calculation, shares of the registrant held by directors and officers of the registrant and under the registrant's 401(k)/profit sharing plan have been excluded.


On March 1, 2001 there were 4,620,421 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the registrant's proxy statement for its 2001 annual meeting of stockholders are incorporated by reference in this report.

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

            Specialty Products
            ------------------

            The specialty products segment consists of the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride

            Ethylene oxide is used as a chemical sterilant gas, primarily in the health care industry. It is used to sterilize medical devices ranging from syringes and catheters to scalpels, gauze, bandages and surgical kits, because of its versatility in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance or appearance of the device being sterilized. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spice or other seasoning materials. The Company's 100% ethylene oxide product is distributed by the Company in reusable double-walled shipping drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Transportation. The Company's inventory of these specially-built drums, along with the Company's two filling facilities, represent a significant capital investment. Contract sterilizers, medical device manufacturers, medical gas distributors and hospitals are the Company's principal customers for this product.


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


            Due to consolidation of customer businesses in the contract sterilizer industry, the Company has one customer, IBA, which accounted for approximately 13% of the Company's net sales in 2000. The loss of such customer could have a material adverse effect on the Company.


New product status:
------------------


            In late 1999, the Company launched Reashure(TM), its encapsulated choline for ruminant animals, having successfully completed university and field trials. Commercial sales are currently targeted to the dairy industry where Reashure(TM), delivers nutrient supplements through the rumen providing required levels to dairy cows during certain weeks preceding and following calving, commonly referred to as the "transition period" of the animal.

            The Company has also introduced new products that are being sold commercially for enhancement of shelf-life and fortification in segments of the food industry and has several new products for the food market in test production or test marketing status.

Raw materials:
-------------


            The raw materials utilized by the Company in the manufacture of its products are generally available from a number of commercial sources. The Company is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems however, the Company cannot assure that will always be the case.


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

Backlog:
-------

            At December 31, 2000, the Company had a total backlog of $597,000 (including $226,000 for the encapsulated products segment and $371,000 for the specialty products segment) as compared to a total backlog of $798,000 at December 31, 1999 (including $420,000 for the encapsulated products segment and $378,000 for the specialty products segment). It has been the Company's policy and practice to maintain an inventory of finished products or component materials for its segments to enable it to ship products within a short time after receipt of a product order.

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

Research & Development:
----------------------

            During the years ended December 31, 2000, 1999 and 1998, the Company incurred research and development expense of approximately $1.1 million, $1.3 million and $1.0 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the encapsulated products segment. During the year ended December 31, 2000, an average of 10 employees were devoted full time to research and development activities. The Company has historically funded its R&D programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

            The Company reviews its product development activities in an effort to allocate its resources to those product candidates that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and needs, status of its proprietary rights, technical feasibility, expected and known product attributes, and estimated costs to bring the product to market.

Environmental Matters:
---------------------


            The Federal Insecticide, Fungicide and Rodenticide Act, as amended, a health and safety statute, requires that certain products within the Company's specialty products segment must be registered with the EPA. In order to obtain a registration, an applicant typically must demonstrate through extensive test data that its product will not cause unreasonable adverse effects on the environment. The Company holds an EPA registration to permit it to sell packaged 100% ethylene oxide as a medical device sterilant and spice fumigant. The

Company is in the process of re-registering this product use. The re-registration requirement is a result of a congressional enactment during 1988 requiring the re-registration of this product and all products that are used as pesticides. The Company, in conjunction with one other company, has conducted the required testing under the direction of the EPA. Testing has concluded and the EPA has stated that, due to, a backlog of projects, it cannot anticipate a date for completing the re-registration process for this product at this time. The Company hopes to recover the cost of re-registration in the selling price of the sterilant.


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

            The Company believes it is in compliance in all material respects with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Such compliance includes the maintenance of required permits under air pollution regulations and compliance with requirements of the Occupational Safety and Health Administration. The cost of such compliance has not had a material effect upon the results of operations or financial condition of the Company. The proceeding referred to in Item 3 below has been substantially completed.


Employees:
---------


            As of March 1, 2001, the Company employed approximately 133 persons. No employees are covered by any collective bargaining agreement.

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

            Raw Materials. The principal raw materials used by the Company in the manufacture of its products can be subject to price fluctuations. While the selling prices of the Company's products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. There can be no assurance that the Company will be able to pass increases in raw material costs through to its customers in the form of price increases. Increases in the price of raw materials, if not offset by product price increases, could have an adverse impact upon the profitability of the Company. In addition, the Company is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems however, the Company cannot assure that will always be the case.

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

Risks Associated with Foreign Sales. For the year ended December 31, 2000, approximately 9% of the Company's net sales consisted of sales outside the United States, predominately to Europe. Changes in the relative values of currencies take place from time to time and could in the future adversely affect prices for the Company's products. In addition, international sales are subject to other inherent risks, including possible labor unrest, political instability and export duties and quotas. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales.

Dependence on Key Personnel. The Company's operations are dependent on the continued efforts of its senior executives. The loss of the services of a number of senior executives could have a material adverse effect on the Company.


Item 2.     Properties


            The executive, sales, marketing, research & development offices and manufacturing facilities of the Company's encapsulated products segment and a drumming facility for the Company's ethylene oxide business, are presently housed in four buildings located, together with a 14,900 square foot steel warehouse, in Slate Hill, New York. The Company owns a total of approximately 16 acres of land on several parcels in this community.

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


Item 3.     Legal Proceedings


            In 1982 the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company's site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation ("NYDEC") and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site. The cost for this clean-up and the related reports was approximately $164,000. Clean-up was completed in 1996, but NYDEC required the Company to monitor the site through 1999. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has historically been less than $10,000 per year.


Item 4.      Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

(a)         Market Information.


            The Company's common stock is traded on the American Stock Exchange under the symbol BCP. The high and low closing prices for the common stock as recorded in the American Stock Exchange Market Statistical Reports for 2000 and 1999, for each quarterly period during the past two years were as follows:


-----------------------------------------------------------------------------
Quarterly Period                                  High                  Low
-----------------------------------------------------------------------------
Ended March 31, 2000                            $  9.25               $  7.50
Ended June 30, 2000                               11.75                  8.25
Ended September 30, 2000                          12.38                 11.00
Ended December 31, 2000                           13.43                 10.32



-----------------------------------------------------------------------------
Quarterly Period                                  High                  Low
-----------------------------------------------------------------------------
Ended March 31, 1999                            $  7.75                $ 5.06
Ended June 30, 1999                                6.50                  5.00
Ended September 30, 1999                           7.25                  5.69
Ended December 31, 1999                            8.75                  5.88


(b)         Record Holders.

            As of March 1, 2001, the approximate number of holders of record of the Company's common stock was as follows:

            Title of Class                      Number of Record Holders
            --------------                      ------------------------


Common Stock, $.06-2/3 par value                            261*

*An unknown number of stockholders hold stock in street name. The total number of beneficial owners of the Company's common stock is estimated to be approximately 1,342.


(c)         Dividends.

            The Company declared a dividend of $0.06 per share on the common stock during its fiscal year ended December 31, 2000.

Item 6.     Selected Financial Data

Earnings per share and dividend amounts have been adjusted for the May 1998 three-for-two stock split (effected by means of a stock dividend).

                                        (In thousands, except per share data)
----------------------------------------------------------------------------------------
Year ended December 31,            2000        1999        1998         1997      1996
----------------------------------------------------------------------------------------
Statement of Operations Data
Net sales                        $33,198     $29,682     $28,721     $28,619     $26,371
Earnings before income
     tax expense                   5,996       4,905       4,628       4,227       2,917

Income tax expense                 2,267       1,811       1,673       1,456         990

Net earnings                       3,729       3,094       2,955       2,771       1,927

Basic net earnings per
     common share                    .80         .64         .61         .58         .41

Diluted net earnings per
     common share                    .78         .63         .60         .57         .40


                                        (In thousands, except per share data)
----------------------------------------------------------------------------------------
At December 31,                    2000        1999        1998        1997        1996
----------------------------------------------------------------------------------------
Balance Sheet Data
Total assets                     $23,222     $22,030     $22,648     $17,593     $15,140

Long-term debt                        --       1,250       3,750       1,500       2,100
Other long-term
    obligations                      362         606         841         890         794

Total stockholders' equity        19,580      17,939      15,775      12,336       9,387
Dividends per share              $   .06     $   .05     $  .033     $  .033     $  .030

                                       12

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


                        (All dollar amounts in thousands)

Results of Operations:

Fiscal Year 2000 compared to Fiscal Year 1999

            Net sales for 2000 were $33,198 as compared to $29,682 for 1999, an increase of $3,516 or 12%. Net sales for the specialty products segment were $20,113 for 2000 as compared to $19,843 for 1999, an increase of $270 or 1%. This increase was attributable primarily to increased volumes sold of ethylene oxide related products. Net sales for the encapsulated products segment were $13,085 for 2000 as compared to $9,839 for 1999, an increase of $3,246 or 33%. This increase was due principally to greater sales to the animal nutrition, specialty industrial and domestic food markets. The growth in sales to the food market is the result of increased volumes sold of higher margin products which can be attributed principally to new products and new applications, combined with additional sales representation. In late 1999, the Company launched Reashure(TM), its encapsulated choline for ruminant animals, after having successfully completed university and field trials. Commercial sales are currently targeted to the dairy industry where Reashure(TM) delivers nutrient supplements through the rumen providing required levels to dairy cows during certain weeks preceding and following calving, commonly referred to as the "transition period" of the animal. Sales of Reashure(TM) continued to develop through growth from existing customers and with the addition of new customers primarily in the East and Midwest.

            Gross profit as a percent of sales for 2000 was 42.3% as compared to 40.8% for 1999. Margins for the specialty products segment were favorably affected primarily by increased volumes sold and improved production efficiencies of blended ethylene oxide products which the Company now sells for non-medical sterilization. Margins also improved in the encapsulated products division, a result of efficiencies realized from increased production and the mix of products sold during 2000.

            Operating  expenses  for 2000  increased  to $8,103  from $7,111 for
1999, an increase of $992 or 14%. The increase in operating expenses was primarily the result of increased advertising expense and travel expenses and increased payroll expense in the area of sales and marketing for the encapsulated products segment. In particular, additional sales personnel have been added to support the animal nutrition business. The Company expended $1,069 and $1,264 in 2000 and 1999, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated products segment for both food and animal feed applications. The decline in these research and development expenses is a result of the Company having completed the gathering of data for Reashure(TM) from university studies, commercial field trials and veterinarians in 1999.

            As a result of the foregoing, earnings from operations for 2000 were $5,938 as compared to $5,013 for 1999. Earnings from operations for the specialty products segment for 2000 was $5,605 as compared to $5,613 for 1999. Earnings from operations for the encapsulated products segment for 2000 was $333 as compared to a loss of $600 for 1999.

            Net interest income for 2000 totaled $58 as compared to net interest expense of $111 for 1999. Long-term debt was eliminated in 2000 from $1,250 in 1999 resulting in lower interest expense.

            The Company's effective income tax rate was 38% for 2000 as compared with 37% for 1999 due principally to the effects of the Company's utilization of net operating loss carry-forwards for state income tax purposes in the second quarter of 1999.

            As a result of the foregoing, net earnings were $3,729 for 2000 as compared to $3,094 for 1999.


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

            Gross profit as a percent of sales for 1999 was 40.8% as compared to 39.8% in 1998. Margins for the specialty products segment were affected favorably by increased volumes sold of ethylene oxide and improved production efficiencies of blended ethylene oxide products, a result of the Company's decision to blend internally rather than use third party blenders. These margin improvements were partially offset by declines in volumes produced and sold of the Company's methyl chloride product and additional amortization expense associated with the early purchase price buy-out option under the agreement pertaining to the 1994 acquisition by the specialty products segment. Margins in the encapsulated products division declined two percentage points in 1999 as compared to 1998, principally as a result of the mix of products sold into the international food market.

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

            As a result of the foregoing, earnings from operations for 1999 were $5,013 as compared to $4,807 for 1998. Earnings from operations for the specialty products segment for 1999 was $5,613 as compared to $4,631 for 1998. Loss from operations for the encapsulated products segment for 1999 was $600, a result of lower margins and increased research and development expenses as described above, as compared to income of $176 for 1998.

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


            As a result of the foregoing, net earnings were $3,094 for 1999 as compared to $2,955 for 1998.


Liquidity and Capital Resources

            Cash flows provided by operating activities were $5,953 for 2000 as compared with $4,682 for 1999. The increase in cash flows from operating activities was due primarily to increased net earnings, reduced inventory levels and increases in accounts payable, income taxes payable and other accrued expense balances, a result of timing of payments made to vendors and other service providers partially offset by an increase in accounts receivable.

            Capital expenditures were $881 for 2000. Capital expenditures are projected to be approximately $1,800 for 2001.

            In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. As of December 31, 2000, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which, 56,248 shares had been issued by the Company as of such date under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

            During 2000, the Company paid off its remaining long-term debt of $1,250. There was no long-term debt outstanding at December 31, 2000.

            The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity. Management believes current cash balances and expected operating cash flow will be sufficient to fund operations in the next year. The Company currently has approval for a $2,000 line of credit from its principal bank. There were no outstanding borrowings under this line of credit on December 31, 2000.

Impact of Recent Accounting Standards


            In June 1998, the Financial Accounting Standards Board issued Statement No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations upon adoption effective January 1, 2000 because the Company does not currently have derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk


            In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of December 31, 2000, the Company did not have any long term borrowings. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material, as it presently does not have any outstanding debt.

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

Item 8.     Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Financial Data:             Page

            Independent Auditors' Report                                     18

            Consolidated Balance Sheets as of
            December 31, 2000 and 1999                                       19

            Consolidated Statements of Earnings for the
            years ended December 31, 2000, 1999 and 1998                     21

            Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 2000, 1999 and 1998             22

            Consolidated Statements of Cash Flows
            for the years ended December 31, 2000, 1999 and 1998             23

            Notes to Consolidated Financial Statements
            for the years ended December 31, 2000, 1999 and 1998             24

            Financial Statement Schedule - Valuation and Qualifying
            Accounts for the years ended December 31, 2000, 1999 and 1998    42

Independent Auditors' Report

The Board of Directors and Stockholders
Balchem Corporation:


We have audited the accompanying consolidated balance sheets of Balchem Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule on valuation and qualifying accounts for the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/KPMG LLP
-----------
KPMG LLP
Short Hills, New Jersey
February 6, 2001

                                         BALCHEM CORPORATION
                                     Consolidated Balance Sheets
                                      December 31, 2000 and 1999

                       (Dollars in thousands, except share and per share data)

                               Assets                                                 2000        1999
                               ------                                                 ----        ----
Current assets:
    Cash and cash equivalents                                                        $ 3,068     $ 1,699
    Accounts receivable, net of allowance for doubtful accounts of $48 and $0 at
       December 31, 2000 and 1999, respectively                                        5,044       3,981
    Inventories                                                                        2,554       2,748
    Prepaid expenses                                                                     502         501
    Deferred income taxes                                                                200         188
                                                                                     -------     -------
          Total current assets                                                        11,368       9,117
                                                                                     -------     -------

Property, plant and equipment, net                                                     7,765       7,786

Investments in intangibles assets, net                                                 4,089       5,127
                                                                                     -------     -------

          Total assets                                                               $23,222     $22,030
                                                                                     =======     =======

                                           BALCHEM CORPORATION
                                  Consolidated Balance Sheets, continued
                                        December 31, 2000 and 1999
                         (Dollars in thousands, except share and per share data)

                            Liabilities and Stockholders' Equity                    2000           1999
                            ------------------------------------                    ----           ----

Current liabilities:
    Trade accounts payable                                                        $    970      $    565
    Accrued compensation and other benefits                                          1,135           829
    Other accrued expenses                                                             654           429
    Dividends payable                                                                  277           245
    Income taxes payable                                                               208           131
    Current portion of  long-term debt                                                  --           600
    Current portion of other long-term obligations                                      36            36
                                                                                  --------      --------
        Total current liabilities                                                    3,280         2,835
                                                                                  --------      --------

Long-term debt                                                                          --           650
Deferred income taxes                                                                  225           381
Deferred  compensation                                                                  91           108
Other long-term obligations                                                             46           117
                                                                                  --------      --------
        Total liabilities                                                            3,642         4,091
                                                                                  --------      --------
Stockholders' equity:

Preferred stock, $25 par value. Authorized 2,000,000
  shares; none issued and outstanding
Common stock, $.0667 par value. Authorized 10,000,000 shares; 4,903,238 shares issued and 4,616,170 shares outstanding at December 31, 2000 and
  4,903,238 shares issued and 4,781,358 shares outstanding at December 31, 1999        327           327
Additional paid-in capital                                                           3,082         2,994
Retained earnings                                                                   18,968        15,516
Treasury stock, at cost: 287,068 and 121,880 shares at December 31, 2000
  and 1999, respectively                                                            (2,797)         (898)
                                                                                  --------      --------
Total stockholders' equity                                                          19,580        17,939
                                                                                  --------      --------
Commitments and contingencies (note 11)
        Total liabilities and stockholders' equity                                $ 23,222      $ 22,030
                                                                                  ========      ========

          See accompanying notes to consolidated financial statements.
                                       20

                                                BALCHEM CORPORATION
                                        Consolidated Statements of Earnings
                                   Years Ended December 31, 2000, 1999 and 1998
                                       (In thousands, except per share data)

                                                               2000                  1999                   1998
                                                            --------              --------               --------
Net sales                                                   $ 33,198              $ 29,682               $ 28,721

Cost of sales                                                 19,157                17,558                 17,298
                                                            --------              --------               --------

Gross profit                                                  14,041                12,124                 11,423
Operating expenses:
        Selling expenses                                       3,914                 3,082                  2,584
        Research and development expenses                      1,069                 1,264                  1,017
        General and administrative expenses                    3,120                 2,765                  3,015
                                                            --------              --------               --------
                                                               8,103                 7,111                  6,616

Earnings from operations                                       5,938                 5,013                  4,807
Other expenses (income):

        Interest (income) expense - net                          (58)                  111                    164
        Other (income) expense - net                               -                    (3)                    15
                                                            --------              --------               --------

            Total other (income) expenses                        (58)                  108                    179
                                                            --------              --------               --------

Earnings before income tax expense                             5,996                 4,905                  4,628
        Income tax expense                                     2,267                 1,811                  1,673
                                                            --------              --------               --------

Net earnings                                                $  3,729              $  3,094                $ 2,955
                                                            ========              ========                =======

Basic net earnings per common share                         $   0.80              $   0.64                $  0.61
                                                            ========              ========                =======

Diluted net earnings per common share                       $   0.78              $   0.63                $  0.60
                                                            ========              ========                =======

          See accompanying notes to consolidated financial statements.

                                                         BALCHEM CORPORATION
                                           Consolidated Statements of Stockholders' Equity
                                            Years Ended December 31, 2000, 1999 and 1998
                                       (Dollars in thousands, except share and per share data)


                                                                   Additional                                              Total
                                                  Common Stock       Paid-in     Retained         Treasury Stock       Stockholders'
                                              Shares     Amount      Capital     Earnings      Shares        Amount      Equity
                                              ------     ------      -------     --------      ------        ------      ------
 Balance - January 1, 1998                   4,793,163    $ 319      $ 2,145      $ 9,872            -          $ -      $ 12,336

Net earnings                                         -        -            -        2,955            -            -         2,955
 Dividends ($.033 per share)                         -        -            -         (160)           -            -          (160)
 Employee stock option compensation             17,144        1          263            -            -            -           264
 Grants of non-employee stock options                -        -           52            -            -            -            52
 Shares issued under employee stock
   option plans                                 65,607        5          323            -            -            -           328
                                             ---------    -----      -------     --------     --------     --------      --------

Balance - December 31, 1998                  4,875,914      325        2,783       12,667            -            -        15,775

Net earnings                                         -        -            -        3,094            -            -         3,094
 Dividends ($.05 per share)                          -        -            -         (245)           -            -          (245)
 Treasury shares purchased                           -        -            -            -     (128,400)        (943)         (943)
 Shares issued under employee benefit
   plans                                        19,927        2          124            -        4,420           30           156
 Grants of non-employee stock options                -        -           60            -            -            -            60
 Shares issued under employee stock
   option plans                                  7,397        -           27            -        2,100           15            42
                                             ---------    -----      -------     --------     --------     --------      --------

 Balance - December 31, 1999                 4,903,238      327        2,994       15,516     (121,880)        (898)       17,939
 Net earnings                                        -        -            -        3,729            -            -         3,729
 Dividends ($.06 per share)                          -        -            -         (277)           -            -          (277)
 Treasury shares purchased                           -        -            -            -     (214,916)      (2,236)       (2,236)
 Shares issued under employee benefit
   plans                                             -        -           58            -       17,095          116           174
 Shares issued under stock option plans              -        -           30            -       32,633          221           251
                                             ---------    -----      -------     --------     --------     --------      --------

 Balance - December 31, 2000                 4,903,238    $ 327      $ 3,082     $ 18,968     (287,068)    $ (2,797)     $ 19,580
                                             =========    =====      =======     ========     ========     ========      ========

          See accompanying notes to consolidated financial statements.

                                              BALCHEM CORPORATION
                                     Consolidated Statements of Cash Flows
                                 Years Ended December 31, 2000, 1999 and 1998
                                     (In thousands, except per share data)

                                                                             2000         1999         1998
                                                                           -------      -------      -------
Cash flows from operating activities:
  Net earnings                                                             $ 3,729      $ 3,094      $ 2,955
  Adjustments to reconcile net earnings to
  net cash provided by operating  activities:
      Depreciation and amortization                                          2,015        2,028        1,654
      Non-employee stock compensation                                           --           60           52
      Income tax benefit from stock options exercised                           77           --           --
      Shares issued under employee benefit plans                               174          156          264
      Deferred income tax (benefit) expense                                   (168)        (113)          92
      Provision for doubtful accounts                                           48           --         (187)
      Loss on sale of equipment                                                 --           --           19
          Changes in assets and liabilities:
            Accounts receivable                                             (1,111)        (698)         (35)
            Inventories                                                        194          127         (368)
            Prepaid expenses                                                    (1)         (25)           5
            Accounts payable and accrued expenses                              936         (249)        (550)
            Income taxes payable                                                77          329           --
            Other long-term obligations                                        (17)         (27)          (8)
                                                                           -------      -------      -------
                   Net cash provided by operating activities                 5,953        4,682        3,893
                                                                           -------      -------      -------
  Cash  flows from investing activities:
  Proceeds from sale of property, plant and equipment                           --           --           15
  Capital expenditures                                                        (881)        (602)      (1,637)
  Increase in intangibles assets                                               (75)         (97)      (4,063)
                                                                           -------      -------      -------
                   Net cash used in investing activities                      (956)        (699)      (5,685)
                                                                           -------      -------      -------
Cash  flows from  financing  activities:
  Proceeds from long-term debt                                                  --           --        3,000
  Principal payments on long-term debt                                      (1,250)      (2,500)        (750)
  Proceeds from stock options and warrants exercised                           174           42          328
  Dividends paid                                                              (245)        (160)        (160)
  Purchase of treasury stock                                                (2,236)        (943)          --
  Other financing activities                                                   (71)         (71)         (14)
                                                                           -------      -------      -------
                   Net cash (used in) provided by financing activities      (3,628)      (3,632)       2,404
                                                                           -------      -------      -------
Increase in cash and cash equivalents                                        1,369          351          612
Cash and cash equivalents beginning of year                                  1,699        1,348          736
                                                                           -------      -------      -------
Cash and cash equivalents end of year                                      $ 3,068      $ 1,699      $ 1,348
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

Revenue Recognition
-------------------

Revenue is recognized upon product shipment, passage of title and when all significant obligations of the Company have been satisfied. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC, however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The Company believes its revenue recognition policies are in compliance with the interpretations outlined in SAB 101.


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

Fair Value of Financial Instruments
-----------------------------------


The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2000 and 1999 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


Research and Development
------------------------

Research and development costs are expensed as incurred.

Credit Risk
-----------

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customers' financial condition and credit histories. The majority of the Company's customers are major national or international corporations. International sales are mostly to companies in Europe.


Stock Option Plan
-----------------

 The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation and interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Impairment of Long-lived Assets
-------------------------------

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

NOTE 2-INVENTORIES
------------------

Inventories at December 31, 2000 and 1999 consist of the following:

                                                        2000               1999
                                                       ------             ------
Raw materials                                          $1,147             $1,340
Finished goods                                          1,407              1,408
                                                       ------             ------
  Total inventories                                    $2,554             $2,748
                                                       ======             ======

NOTE 3- PROPERTY, PLANT AND EQUIPMENT
-------------------------------------

Property, plant and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                          2000             1999
                                                         ------          ------
Land                                                     $    60         $    60
Building                                                   4,551           4,331
Equipment                                                 11,011          10,350
                                                          15,622          14,741
                                                         -------         -------
Less: Accumulated depreciation                             7,857           6,955
                                                         -------         -------
   Net property, plant and equipment                     $ 7,765         $ 7,786
                                                         =======         =======

NOTE 4- INTANGIBLE ASSETS
-------------------------

Intangible assets at December 31, 2000 and 1999 consist of the following:

                                                          2000             1999
                                                         ------           ------
Customer lists                                           $6,760           $6,760
Re-registration costs                                       356              356
Covenants not to compete                                    295              295

Patents                                                     215              116

Other                                                       125              148

                                                          7,751            7,675
                                                         ------           ------
Less: Accumulated amortization                            3,662            2,548
                                                         ------           ------
   Net intangible assets                                 $4,089           $5,127
                                                         ======           ======

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


The Company is in the process of re-registering a product it sells for sterilization of medical devices and other uses. The re-registration requirement is a result of a congressional enactment during 1988 requiring the re-registration of this product and all other products that are used as pesticides. The Company, in conjunction with one other company, has been conducting the required testing under the direction of the Environmental Protection Agency ("EPA"). Testing has concluded and the EPA has stated that, due to a backlog of projects, it cannot anticipate a date for completing the re-registration process for this product at this time. The Company's management believes it will be successful in obtaining re-registration for the product as it has met the EPA's requirements thus far, although no assurance can be given. Additionally, the product is used as a sterilant with no known substitute. Management believes absence of availability of this product could not be easily tolerated by medical device manufacturers and the health care industry due to the resultant infection potential if the product were unavailable.


NOTE 5 - LONG-TERM DEBT & CREDIT AGREEMENTS
-------------------------------------------

There was no long-term debt outstanding at December 31, 2000. Borrowings at December 31, 1999 included $1,250 due under a term loan agreement with a bank that was paid in full during 2000. Such borrowings had an interest rate of LIBOR plus 1%.

The Company also has approval for a $2,000 short-term line of credit from a bank. There were no outstanding borrowings under the line of credit on December 31, 2000 or 1999. The approval expires on June 30, 2001. The Company intends to seek renewal of such approval in 2001.

NOTE 6 - INCOME TAXES


Income tax expense (benefit) attributable to earnings before income taxes expense consists of the following:


                                           2000             1999            1998
                                         -------         -------         -------
Current:
     Federal                             $ 2,018         $ 1,598         $ 1,402
     State                                   417             326             179
Deferred:
     Federal                                (149)           (102)             85

     State                                   (19)            (11)              7
                                         -------         -------         -------

Total income tax provision               $ 2,267         $ 1,811         $ 1,673
                                         =======         =======         =======



The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 34% to earnings before income tax expense in 2000, 1999 and 1998 due to the following :

                                             2000          1999          1998
                                            -------       -------       -------
Income tax at Federal
     Statutory rate                         $ 2,039       $ 1,668       $ 1,574
State income taxes, net of
     Federal income tax benefit                 263           208           123

Other                                           (35)          (65)          (24)
                                            -------       -------       -------


Total income tax provision                  $ 2,267       $ 1,811       $ 1,673
                                            =======       =======       =======



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:


                                                               2000         1999
                                                               ----         ----
Deferred tax assets:
     Amortization                                              $504         $340
     Inventories                                                121          158
     Deferred compensation                                       41           48
     Non-employee stock options                                  99           99
     Other                                                       92           84
                                                               ----         ----


          Total deferred tax assets                             857          729
                                                               ====         ====

Deferred tax liabilities:
     Depreciation                                               882          922
                                                               ----         ----
          Total deferred tax liabilities                        882          922
                                                               ====         ====
           Net deferred tax liability                          $ 25         $193
                                                               ====         ====

There is no valuation allowance for deferred tax assets at December 31, 2000 and 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Since inception of its repurchase authorization, through December 31, 2000, the Company had repurchased 343,316 shares at an average cost of $9.26 per share.

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

In June 1999, the Company adopted the Balchem Corporation 1999 Stock Plan (the "1999 Stock Plan") for officers, directors, directors emeritus and employees of and consultants to the Company and its subsidiaries. The 1999 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the plan, options and rights to purchase shares of the Company's common stock are granted at prices established at the time of grant. Option grants are either fully exercisable on the date of grant or become exercisable thereafter in such installments as the Committee may specify. The 1999 Stock Plan reserves an aggregate of 600,000 shares of common stock for issuance under the Plan. The 1999 Stock Plan replaced the Company's incentive stock option plan (the "ISO Plan") and its non-qualified stock option plan (the "Non-Qualified Plan"), both of which expired on June 24, 1999. Unexercised options granted under the ISO Plan and the Non-Qualified Plan prior to such termination remain exercisable in accordance with their terms. Options granted under the ISO Plan generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant, and expire ten years from the date of grant. Options granted under the Non-Qualified Plan, generally vested on the date of grant, and expire ten years from the date of grant.

The Company applies APB Opinion No. 25 in accounting for employee and director stock options and, accordingly, when the exercise price of the options is equal to or greater than the fair value of the stock on date of grant, no compensation cost is recognized in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant dates for such stock options under SFAS No. 123, the Company's net earnings would have been as set forth below for the years ended December 31:

                                        2000          1999          1998
                                     --------      --------     ---------
Net Earnings

     As Reported                     $  3,729      $  3,094     $   2,955
     Pro forma                          3,465         2,971         2,805
Earnings per share
     As Reported - Basic             $    .80      $    .64     $     .61
     Pro forma - Basic                    .74           .61           .58
     As Reported - Diluted                .78           .63           .60
     Pro forma - Diluted                  .73           .61           .57

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of .52%, .46% and .40%; expected volatility of 54%, 48% and 46%; risk-free interest rates of 4.9%, 6.3% and 4.8%; and expected life of five years for 2000 and six years for 1999 and 1998, respectively. The weighted average fair values of options granted during the years 2000, 1999 and 1998 were $7.23, $4.66 and $1.81, respectively. Pro forma net earnings reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for employee stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 has not been considered.

A charge to earnings and corresponding increase to additional paid-in capital of approximately $60 and $52 was recorded for options granted in 1999 and 1998 respectively, to non-employees (including directors) in exchange for their services. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: dividend yield of
 .46% and .40%; expected volatility of 48% and 46%; risk-free interest rates of 6.3% and 4.6%; and expected lives of three years and six years. The weighted average fair values of options granted during the years 1999 and 1998 were $2.92 and $2.65 respectively.

A summary of stock option plan activity for 2000, 1999 and 1998 for all plans is as follows:


                                               # of            Weighted Average
                            2000              Shares            Exercise Price
--------------------------------------------------------------------------------
 Outstanding at beginning of year            427,322                 $ 7.92
 Granted                                     103,711                  11.42
 Exercised                                   (32,621)                  5.32
 Terminated or expired                       (56,615)                 10.87
 Outstanding at end of year                  441,797                 $ 8.55
 Exercisable at end of year                  314,627                 $ 8.51


                                               # of             Weighted Average
                            1999              Shares             Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year             363,972                 $ 8.09
Granted                                       89,100                   6.79
Exercised                                     (9,497)                  4.42
Terminated or expired                        (16,253)                  7.62
Outstanding at end of year                   427,322                 $ 7.92
Exercisable at end of year                   272,252                 $ 7.78


                                               # of             Weighted Average
                            1998              Shares             Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year             325,717                 $ 7.09
Granted                                      119,627                   8.81
Exercised                                    (65,607)                  4.37
Terminated or expired                        (15,765)                  8.20
Outstanding at end of year                   363,972                 $ 8.09
Exercisable at end of year                   181,247                 $ 6.51

Information related to stock options outstanding under all plans at December 31, 2000 is as follows:

                                                             Options Outstanding               Options Exercisable
                                                        ---------------------------         -------------------------
                                                          Weighted
                                                          Average          Weighted                          Weighted
                                                         Remaining          Average                           Average
                                                        Contractual        Exercise            Number        Exercise
                                                        -----------        --------            ------        --------
  Range of Exercise Prices     Shares Outstanding          Life              Price          Exercisable        Price
     $ 2.45 -     $ 5.92              81,691              5.1 years          $ 4.44             81,691        $ 4.44
       6.00 -       9.50             168,685              8.2 years            7.40             83,515          7.37
      10.75 -      13.25             191,421              8.1 years           11.33            149,421         11.38
                                     441,797              7.6 years          $ 8.55            314,627        $ 8.51

NOTE 8 - NET EARNINGS PER SHARE

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per share:

                                                           Earnings             Number of Shares
                                    2000                 (Numerator)            (Denominator)             Per Share Amount
--------------------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                          $3,729                   4,683,355                      $.80

Effect of dilutive securities - stock options                                          89,423
                                                                                    ---------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                    $3,729                   4,772,778                      $.78

                                                           Earnings             Number of Shares
                                    1999                 (Numerator)            (Denominator)             Per Share Amount
--------------------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                          $3,094                   4,856,782                      $.64


Effect of dilutive securities - stock options                                          30,049
                                                                                    ---------

Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options                                    $3,094                   4,886,831                      $.63


                                                           Earnings             Number of Shares
                                    1998                 (Numerator)            (Denominator)             Per Share Amount
--------------------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                          $2,955                   4,841,300                      $.61


Effect of dilutive securities - stock options                                          69,038
                                                                                    ---------

Diluted EPS - Net earnings and weighted
average common shares  outstanding  and
effect of stock options                                    $2,955                   4,910,338                      $.60


NOTE 9 - EMPLOYEE BENEFIT PLANS
-------------------------------

Effective January 1, 1998, the Company terminated its defined contribution pension plan and amended its 401(k) savings plan. Assets of the terminated defined contribution pension plan were merged into an enhanced 401(k)/ profit sharing plan. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company's common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $208 and $174 in 2000, $186 and $156 in 1999 and $178 and $172
in 1998, respectively.

NOTE 10 - BUSINESS CONCENTRATIONS
---------------------------------


A Specialty Products customer accounted for 13%, 16% and 15% of the Company's consolidated net sales for 2000, 1999 and 1998, respectively. This customer accounted for 10% and 16% of the Company's accounts receivable balance at December 31, 2000 and 1999, respectively.


NOTE 11 - LEASES
----------------

The Company leases most of its vehicles and office equipment under noncancelable operating leases, which expire at various times through 2003. Rent expense charged to operations under such lease agreements for 2000, 1999 and 1998 aggregated approximately $326, $335 and $345, respectively. Aggregate future minimum rental payments required under noncancelable operating leases at December 31, 2000 are as follows:

                      Year
                      ----
                      2001                            $ 205
                      2002                              125
                      2003                               69
                                                      -----
          Total minimum lease payments                $ 399
                                                      =====

NOTE 12 - SEGMENT INFORMATION
-----------------------------

The Company's reportable segments are strategic businesses that offer different products and services. Presently, the Company has two reportable segments, Specialty Products and Encapsulated Products. They are managed separately because each business requires different technology and marketing strategies. The Specialty Products segment consists of three specialties: ethylene oxide, propylene oxide and methyl chloride. The Encapsulated Products segment is in the business of encapsulating performance ingredients for use throughout the food and animal health industries for processing, mixing, packaging applications and nutritional fortification and for shelf-life improvement. The Company sells products for both segments through its own sales force, independent distributors and sales agents. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Sales:
---------------------------
                                                   2000         1999          1998
                                                --------     --------      --------
Specialty Products                              $ 20,113     $ 19,843      $ 19,434
Encapsulated Products                             13,085        9,839         9,287
                                                --------     --------      --------
Total                                           $ 33,198     $ 29,682      $ 28,721
                                                ========     ========      ========


Business Segment Earnings (Loss):
---------------------------------
                                                   2000         1999          1998
                                                --------     --------      --------
Specialty Products                              $  5,605     $  5,613      $  4,631
Encapsulated Products                                333         (600)          176
Interest expense and other income (expense)           58         (108)         (179)
                                                --------     --------      --------
Earnings before income taxes                    $  5,996     $  4,905      $  4,628
                                                ========     ========      ========


Depreciation/Amortization:
--------------------------
Specialty Products                              $  1,666     $  1,706      $  1,412
Encapsulated Products                                349          322           242
                                                --------     --------      --------
Total                                           $  2,015     $  2,028      $  1,654
                                                ========     ========      ========

Business Segment Assets:
------------------------
                                                   2000         1999          1998
                                                --------     --------      --------
Specialty Products                              $ 11,679     $ 12,680      $ 13,651
Encapsulated Products                              7,442        6,527         6,524
Other Unallocated                                  4,101        2,823         2,473
                                                --------     --------      --------
Total                                           $ 23,222     $ 22,030      $ 22,648
                                                ========     ========      ========



Other unallocated assets consist of cash, prepaid expenses, deferred income taxes and other deferred charges, which the Company does not allocate to its individual business segments.

Expenditures for Segment Assets:
--------------------------------
                                               2000         1999          1998
                                             -------       -------       -------
Specialty Products                           $   516       $   256       $ 4,477
Encapsulated Products                            365           443         1,183
                                             -------       -------       -------
Total                                        $   881       $   699       $ 5,660
                                             =======       =======       =======


Geographic Revenue Information:
------------------------------
                                                2000          1999          1998
                                             -------       -------       -------
United States                                $30,187       $26,970       $25,833
Foreign Countries                              3,011         2,712         2,888
                                             -------       -------       -------
Total                                        $33,198       $29,682       $28,721
                                             =======       =======       =======

The Company has no foreign operations. Therefore, all long-lived assets are in the United States and revenue from foreign countries is based on customer ship-to address.

Note 13 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Cash paid during the year for:
------------------------------

                                               2000          1999           1998
                                              ------        ------        ------
Income taxes                                  $2,281        $1,607        $1,578
Interest                                      $   47        $  174        $  197
                                              ------        ------        ------


Non-cash financing activities:
------------------------------

                                                2000          1999          1998
                                              ------        ------        ------
Dividends declared                            $  277        $  245        $  160
                                              ------        ------        ------



Supplementary Financial Information (unaudited):
(In thousands, except per share data)

                                            2000                                         1999
                           ---------------------------------------     ----------------------------------------
                           First     Second     Third      Fourth      First      Second     Third      Fourth
                           Quarter   Quarter    Quarter    Quarter     Quarter    Quarter    Quarter    Quarter
                           -------   -------    -------    -------     -------    -------    -------    -------
Net sales                  $7,751     $7,849     $8,450     $9,148     $7,047     $7,270     $7,229     $8,136
Gross profit                3,113      3,257      3,574      4,097      2,840      2,940      2,994      3,350
Earnings before
     income taxes           1,296      1,376      1,517      1,807      1,163      1,175      1,063      1,612

Net earnings                  809        847        984      1,089        750        755        661        928

Basic net earnings per
     common share          $  .17     $  .18     $  .21     $  .24     $  .15     $  .15     $  .14     $  .20
Diluted net earning
     per common share      $  .17     $  .18     $  .21     $  .23     $  .15     $  .15     $  .14     $  .19


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             Not applicable.

                                                                                                           SCHEDULE II
                                                 BALCHEM CORPORATION
                                           Valuation and Qualifying Accounts
                                     Years Ended December 31, 2000, 1999 and 1998
                                                    (In thousands)

                                                                    Additions
                                                           --------------------------
                                            Balance at      Charges to      Charges to
                                           Beginning of     Costs and         Other                        Balance at
Description                                   Year          Expenses        Accounts       Deductions      End of Year
-------------                             ------------     ---------        --------       ----------      ----------
Allowance for doubtful accounts:
Year ended December 31, 2000                $  --            $  48            $--            $  --             $  48
Year ended December 31, 1999                   --               --             --               --                --
Year ended December 31, 1998                  187               --             --             (187)               --

PART III

Item 10.    Directors and Executive Officers of the Registrant.

(a)         Directors of the Company.

            The required information is to be set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders ("Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

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

3.2         Composite By-laws of the Company.

10.1 Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement")).*

10.2 Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35912, dated October 25, 1996, and to the 1998 Proxy Statement).*

10.3 Balchem Corporation 1999 Stock Plan (incorporated by reference to Exhibit A to Proxy Statement dated April 23, 1999 for the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement")). *

10.4 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-4448, dated December 12, 1997).*

10.5 Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi. *


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


21.         Subsidiaries of Registrant.

23.1        Consent of KPMG LLP, Independent Auditors

27.         Financial Data Schedule.

(b)         Reports on Form 8-K.

            No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 28, 2001                              BALCHEM CORPORATION



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

                                          By:/s/ Dino A. Rossi
                                          --------------------
                                          Dino A. Rossi, President,
                                          Chief Executive Officer, Principal
                                          Financial Officer and
                                          Director
                                          Date: March 28, 2001

                                          By:/s/ Francis J. Fitzpatrick
                                          ------------------------------
                                          Francis J. Fitzpatrick, Controller
                                          Date: March 28, 2001


                                          By:/s/ John E. Beebe
                                          ---------------------
                                          John E. Beebe, Director
                                          Date: March 28, 2001

                                          By:/s/ Francis X. McDermott
                                          ---------------------------
                                          Francis X. McDermott, Director
                                          Date: March 28, 2001


                                          By:/s/ Kenneth P. Mitchell
                                          --------------------------
                                          Kenneth P. Mitchell, Director
                                          Date: March 28, 2001


                                          By:/s/ Carl R. Pacifico
                                          -----------------------
                                          Carl R. Pacifico, Director
                                          Date: March 28, 2001


                                          By:/s/ Israel Sheinberg
                                          -----------------------
                                          Israel Sheinberg, Director
                                          Date: March 28, 2001


                                          By:/s/ Leonard J. Zweifler
                                          --------------------------
                                          Leonard J. Zweifler, Director
                                          Date: March 28, 2001

                                  EXHIBIT INDEX


3.1 Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")).

3.2         Composite By-laws of the Company.

10.1 Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement")).*

10.2 Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35912, dated October 25, 1996, and to the 1998 Proxy Statement).*

10.3 Balchem Corporation 1999 Stock Plan (incorporated by reference to Exhibit A to Proxy Statement dated April 23, 1999 for the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement")). *

10.4 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-4448, dated December 12, 1997).*

10.5 Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi. *

10.6 Agreements dated as of April 1, 1993, January 1, 1995 and April 25, 1997, as amended, between the Company and Dr. Charles McClelland (incorporated by reference to Exhibit 10.5 to the 1999 10-K).*

----------------------
            * Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

22.         Subsidiaries of Registrant.

23.2        Consent of KPMG LLP, Independent Auditors

28.         Financial Data Schedule.