Form 10-Q
period 2001-03-31
BALCHEM CORP
filed 2001-05-15
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)       Quarterly Report Pursuant to Section 13 or 15 (d) of
  [ X ]          The Securities Exchange Act of 1934


                  For The Quarterly Period Ended March 31, 2001

                                       or

              Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648


                               BALCHEM CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Maryland                                           13-2578432
--------------------------------                     ------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification Number)



P.O. Box 175 Slate Hill, New York                             10973
-----------------------------------------                 --------------
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

                            Yes [ X ]    No [   ]

As of May 14, 2001 the registrant had 4,633,256 shares of its Common Stock, $.06 2/3 par value, outstanding.

 Part I. Financial Information
 Item 1. Financial Statements

                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)



                                              March 31,         December 31,
                                               2001                2000
                                             Unaudited
                                             ---------          ------------
Current assets:
Cash and cash equivalents                     $ 4,722            $ 3,068
Accounts receivable                             4,264              5,044
Inventories                                     2,816              2,554
Prepaid expenses                                  377                502
Deferred income taxes                             203                200
                                              -------            -------
Total current assets                           12,382             11,368
                                              -------            -------

Property, plant and equipment, net              7,997              7,765

Intangibles and other assets, net               3,837              4,089

                                              -------            -------
Total assets                                  $24,216            $23,222
                                              =======            =======


See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                Condensed Consolidated Balance Sheets, continued
                  (Dollars in thousands, except per share data)


                                                                                     March 31,
                                                                                       2001          December 31,
                                                                                     Unaudited          2000
                                                                                     ---------        ---------
                               Liabilities and Stockholders' Equity
                               ------------------------------------
 Current liabilities:
 Trade accounts payable                                                               $  1,378         $    970
 Accrued compensation and other benefits                                                   356            1,135
 Other accrued expenses                                                                    651              654
 Dividends payable                                                                          --              277
 Income taxes payable                                                                      686              208
 Current portion of other long-term obligations                                             36               36
                                                                                      --------         --------
 Total current liabilities                                                               3,107            3,280
                                                                                      --------         --------

 Deferred income taxes                                                                     200              225
 Deferred compensation                                                                      86               91
 Other long-term obligations                                                                28               46

                                                                                      --------         --------
 Total liabilities                                                                       3,421            3,642
                                                                                      --------         --------

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000
shares; none issued and outstanding
Common stock, $.0667 par value. Authorized 10,000,000 shares; 4,903,238 shares issued and 4,624,866 shares outstanding at March 31, 2001 and
4,903,238 shares issued and 4,616,170 shares outstanding at December 31, 2000              327              327
Additional paid-in capital                                                               3,127            3,082
Retained earnings                                                                       20,081           18,968
Treasury stock, at cost: 278,372 and 287,068 shares at March 31, 2001 and
 December 31, 2000, respectively                                                        (2,740)          (2,797)
                                                                                      --------         --------
 Total stockholders' equity                                                             20,795           19,580

                                                                                      --------         --------
 Total liabilities and stockholders' equity                                           $ 24,216         $ 23,222
                                                                                      ========         ========




 See accompanying notes to consolidated financial statements

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                 (In thousands, except earnings per share data)

                                                    March 31,
                                              2001            2000
                                             -------         ------
                                                    Unaudited
 Net sales                                    $8,024         $7,751

 Cost of sales                                 4,482          4,638
                                              ------         ------

 Gross profit                                  3,542          3,113

 Operating expenses:
 Selling expenses                                988            879
 Research and development expenses               386            238
 General and administrative expenses             751            702

                                              ------         ------
 Earnings from operations                      1,417          1,294

 Other income (expense):
Interest income - net                             39              2
Other income - net                               324             --
                                              ------         ------

 Earnings before income tax expense            1,780          1,296

 Income tax expense                              667            487
                                              ------         ------

 Net earnings                                 $1,113         $  809
                                              ======         ======

 Net earnings per common share - basic        $ 0.24         $ 0.17
                                              ======         ======

 Net earnings per common share - diluted      $ 0.23         $ 0.17
                                              ======         ======

See accompanying notes to condensed financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                    Unaudited

                                                        Three Months Ended
                                                             March 31,
                                                         2001          2000
                                                        -------       -------
Cash flows from operating activities:
Net earnings                                            $ 1,113       $   809

Adjustments to reconcile net earnings to
net cash provided by operating
activities:
Depreciation and amortization                               492           508
Shares issued under employee benefit plans                   70            62
Deferred income tax (benefit) expense                       (28)          (21)
Changes in assets and liabilities:
Accounts receivable                                         780           139
Inventories                                                (262)          375
Prepaid expenses                                            125            21
Accounts payable and accrued expenses                      (374)         (599)
Income taxes payable                                        478           300
Deferred compensation                                        (5)           (4)
                                                        -------       -------
Net cash provided by operating activities                 2,389         1,590
                                                        -------       -------

Cash  flows from investing activities:
Capital expenditures                                       (443)         (352)
Increase in intangibles assets                              (29)          (14)
                                                        -------       -------
Net cash used in investing activities                      (472)         (366)
                                                        -------       -------

Cash  flows from  financing  activities:
Principal payments on long-term debt                         --          (500)
Proceeds from stock options and warrants exercised           32            24
Dividends paid                                             (277)         (245)
Purchase of treasury stock                                   --          (243)
Other financing activities                                  (18)          (18)
                                                        -------       -------
Net cash used in financing activities                      (263)         (982)

                                                        -------       -------
Net increase in cash and cash equivalents                 1,654           242

Cash and cash equivalents beginning of period             3,068         1,699
                                                        -------       -------
Cash and cash equivalents end of period                 $ 4,722       $ 1,941
                                                        =======       =======

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2000 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements and notes, which appear in that report.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - INVENTORIES

Inventories at March 31, 2001 and December 31, 2000 consist of the following:

-------------------------------------------------------------------------------
                                         March 31, 2001       December 31, 2000
-------------------------------------------------------------------------------

Raw materials                          $        954            $      1,147
Finished goods                                1,862                   1,407

-------------------------------------------------------------------------------
               Total inventories       $      2,816            $      2,554
-------------------------------------------------------------------------------

NOTE 3 - NET EARNINGS PER SHARE

The following presents a reconciliation of the earnings and shares used in calculating basic and diluted net earnings per share:

----------------------------------------------------------------------------------------------
                                                           Number of Shares
                                                 Income      (Denominator)    Per Share Amount
Three months ended March 31, 2001              (Numerator)
----------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                $1,113         4,621,518              $.24

Effect of dilutive securities - stock options                     154,244
                                                                ----------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                          $1,113         4,775,762              $.23
----------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
                                                                Number of
                                                 Income          Shares        Per Share
Three months ended March 31, 2000              (Numerator)    (Denominator)      Amount
-------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                 $809            4,767,825       $.17

Effect of dilutive securities - stock options                        61,685
                                                                    ------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                           $809            4,829,510       $.17

NOTE 4 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer different products and services. Presently, the Company has two reportable segments, specialty products and encapsulated products.

Business Segment Net Revenues:


--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                         2001        2000
--------------------------------------------------------------------------------
Specialty Products                                      $5,182      $5,082
Encapsulated Products                                    2,842       2,669
--------------------------------------------------------------------------------
Total                                                   $8,024      $7,751
--------------------------------------------------------------------------------


Business Segment Profit (Loss):

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                              March 31,
                                                         2001          2000
--------------------------------------------------------------------------------
Specialty Products                                     $ 1,481       $ 1,410
Encapsulated Products                                      (64)         (116)
Other income (expense) - net                               363             2
--------------------------------------------------------------------------------
Earnings before income taxes                           $ 1,780       $ 1,296
--------------------------------------------------------------------------------

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2001 and 2000 for income taxes and interest is as follows:

--------------------------------------------------------------
                                  Three Months Ended
                                       March 31,
                                2001               2000
--------------------------------------------------------------

Income taxes                $        223        $        208

Interest                    $          8        $         22
--------------------------------------------------------------


NOTE 6 - COMMON STOCK

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Through March 31, 2001, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which 278,372 remain in treasury at March 31, 2001.

NOTE 7 - OTHER INCOME

During the quarter ended March 31, 2001, the Company received proceeds of approximately $324 from the settlement of a class-action claim related to vitamin product antitrust litigation.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This statement requires the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The implementation of this standard did not have a material effect on the Company's consolidated financial statements because the Company did not have any Financial instruments entered into for trading or hedging purposes during the quarter ended March 31, 2001, nor does the Company currently have any derivative financial instruments or derivative commodity instruments outstanding at March 31, 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

               This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The actions and performance of the Company could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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

(All dollar amounts in thousands)
Results of Operations:

Three months ended March 31, 2001 as compared with three months ended March 31, 2000

               Net sales for the three months ended March 31, 2001 were $8,024 as compared with $7,751 for the three months ended March 31, 2000, an increase of $273 or 4%. Net sales for the specialty products segment were $5,182 for the three months ended March 31, 2001 as compared with $5,082 for the three months ended March 31, 2000, an increase of $100 or 2%. Volume sold of ethylene oxide products increased slightly in the quarter ended March 31, 2001. Such increases were partially offset by decreased volume sold of propylene oxide. Net sales for the encapsulated products segment were $2,842 for the three months ended March 31, 2001 as compared with $2,669 for the three months ended March 31, 2000, an increase of $173 or 6.5%. This increase was due principally to greater sales to the animal nutrition and domestic food markets. The growth in sales to the domestic food market is the result of increased volumes sold of higher margin products which can be attributed principally to new products and new applications. Sales of Reashure(TM) continued to strengthen in the first quarter through growth from existing customers and from the addition of new customers and added distribution channels, primarily in the East and Midwest. Sales representation was established for the western United States and the Company also began selling Reashure(TM) into the Mexican dairy market through a local distributor. The increases noted above were partially offset by a decline in sales to the international food and specialty industrial markets. Ongoing meat safety issues in Europe unfavorably impacted sales of ingredients for meat and packaging applications.

               Cost of sales as a percent of sales for the three months ended March 31, 2001 improved to 56% as compared to 60% for the three months ended March 31, 2000. Margins for the specialty products segment were favorably affected primarily by increased volumes sold and improved production efficiencies of blended ethylene oxide products which the Company now sells for non-medical sterilization. Margins improved in the encapsulated products division, a result of efficiencies realized from increased production and the mix of products sold during the three months ended March 31, 2001.

               Operating expenses for the three months ended March 31, 2001 increased to $2,125 from $1,819 for the three months ended March 31, 2000, an increase of $306 or 17%. The increase in operating expenses was primarily the result of increased personnel in the area of sales, marketing and research & development for the encapsulated products segment. In particular, additional sales personnel were added to support the animal nutrition business and additional research and application personnel have been added to support a more expansive research and development program for both human and animal markets. During the three months ended March 31, 2001 and the three months ended March 31, 2000, the Company spent $386 and $238, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated products segment for both food and animal feed applications. General and administrative expenses increased primarily due to an increase in costs associated with the Company's medical plan.

               As a result of the foregoing, earnings from operations for the three months ended March 31, 2001 were $1,417 as compared to $1,294 for the three months ended March 31, 2000. Earnings from operations for the specialty products segment for the three months ended March 31, 2001 was $1,481 as compared to $1,410 for the three months ended March 31, 2000. Earnings from operations for the encapsulated products segment for the three months ended March 31, 2001 was a loss of $64 as compared to a loss of $116 for the three months ended March 31, 2000.

               Other income of $324 for the three months ended March 31, 2001 represents proceeds received from the settlement of a class-action claim related to vitamin product antitrust litigation.

               The Company realized net interest income for the three months ended March 31, 2001 of $39 as compared to income of $2 for the three months ended March 31, 2000. Higher average cash balances during the three months ended March 31, 2001 contributed to increased interest income. Long-term debt, including the current portion, was eliminated during the quarter ended June 30, 2000 resulting in lower interest expense for the three months ended March 31, 2001.

               As a result of the foregoing, net earnings were $1,113 for the three months ended March 31, 2001 as compared with $809 for the three months ended March 31, 2000.

Liquidity and Capital Resources

               Cash flows from operating activities provided $2,389 for the three months ended March 31, 2001 as compared with $1,590 for the three months ended March 31, 2000. The increase in cash flows from operating activities was due primarily to increased net earnings, decreases in accounts payable, income taxes payable and other accrued expense payments, a result of timing of payments made to vendors and other service providers and an increase in accounts receivable collections, partially offset by an increase in inventory.

               Capital expenditures were $443 for the three months ended March 31, 2001. Capital expenditures are budgeted to be approximately $1,800 for all of calendar year 2001.

               In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. As of March 31, 2001, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 64,944 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

               There was no long-term debt outstanding at March 31, 2001.

               The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity. The Company currently has approval for a $2,000 line of credit from its principal bank. There were no outstanding borrowings under this line of credit on March 31, 2001.



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

Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
              None

        (b) Reports on Form 8-K

            No Reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               BALCHEM CORPORATION



               By:  /s/ Dino A. Rossi
                    ---------------------------
                    Dino A. Rossi,President,
                    Chief Executive Officer and
                    Principal Financial Officer


                                  Date: May 14, 2001