Form 10-Q
period 2001-06-30
BALCHEM CORP
filed 2001-08-14
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


 (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934


                  For The Quarterly Period Ended June 30, 2001

                                       or

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

        Maryland                                              13-2578432
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


  P.O. Box 175 Slate Hill, New York                            10973
----------------------------------------                ----------------------
(Address of principal executive offices)                     (Zip Code)

                                  845-355-5300
              ---------------------------------------------------
              Registrant's telephone number, including area code:

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

        Yes         X                          No
                ----------                              --------

As of August 9, 2001 the registrant had 4,676,484 shares of its Common Stock, $.06 2/3 par value, outstanding.

 Part I. Financial Information
 Item 1. Financial Statements

                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)


                                                   June 30, 2001           December 31, 2000
                                                    Unaudited
                                                 ------------------       -------------------
 Current assets:
    Cash and cash equivalents                            $ 1,930                   $ 3,068
    Accounts receivable                                    5,935                     5,044
    Inventories                                            4,115                     2,554
    Prepaid expenses                                         409                       502
    Deferred income taxes                                    182                       200
                                                 ------------------       -------------------
       Total current assets                               12,571                    11,368
                                                 ------------------       -------------------

 Property, plant and equipment, net                       19,200                     7,765

 Intangibles and other assets, net                         8,572                     4,089
                                                 ------------------       -------------------
       Total assets                                     $ 40,343                  $ 23,222
                                                 ==================       ===================

                                     BALCHEM CORPORATION
                       Condensed Consolidated Balance Sheets, continued
                        (Dollars in thousands, except per share data)



                                                                                      June 30, 2001           December 31, 2000
                                                                                       Unaudited
                                                                                    ------------------       -------------------

                            Liabilities and Stockholders' Equity

 Current liabilities:
   Trade accounts payable and other accrued expenses                                         $ 2,586                    $1,624
   Accrued compensation and other benefits                                                       743                     1,135
   Dividends payable                                                                                                       277
   Income taxes payable                                                                          246                       208
   Current portion of  long-term debt                                                          1,687                         -
   Current portion of other long-term obligations                                                 36                        36
                                                                                    ------------------       -------------------
        Total current liabilities                                                              5,298                     3,280
                                                                                    ------------------       -------------------

 Long-term debt                                                                               11,813                         -
 Deferred income taxes                                                                           151                       225
 Deferred compensation                                                                            81                        91
 Other long-term obligations                                                                     868                        46
                                                                                    ------------------       -------------------
        Total liabilities                                                                     18,211                     3,642
                                                                                     ------------------       -------------------

Stockholders' equity:
  Preferred stock, $25 par value. Authorized 2,000,000
    shares; none issued and outstanding
  Common stock, $.0667 par value. Authorized 10,000,000 shares; 4,903,238 shares issued and 4,646,455 shares outstanding at June 30, 2001 and
    4,903,238 shares issued and 4,616,170 shares outstanding at December 31, 2000                327                       327
  Additional paid-in capital                                                                   3,161                     3,082
  Retained earnings                                                                           21,229                    18,968
  Treasury stock, at cost: 256,783 and 287,068 shares at June 30, 2001 and
    December 31, 2000, respectively                                                           (2,585)                   (2,797)
                                                                                    ------------------       -------------------
      Total stockholders' equity                                                              22,132                    19,580
                                                                                    ------------------       -------------------
        Total liabilities and stockholders' equity                                          $ 40,343                  $ 23,222
                                                                                    ==================       ===================

 See accompanying notes to consolidated financial statements

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                      (In thousands, except per share data)

                                                       Three Months Ended                            Six Months Ended
                                                            June 30,                                      June 30,
                                                   2001                  2000                   2001                   2000
                                            ------------------     -----------------      -----------------     -----------------
                                                                       Unaudited                                     Unaudited

 Net sales                                           $ 10,189               $ 7,849               $ 18,213              $ 15,600

 Cost of sales                                          6,024                 4,592                 10,506                 9,230
                                            ------------------     -----------------      -----------------     -----------------

 Gross profit                                           4,165                 3,257                  7,707                 6,370

 Operating expenses:
   Selling expenses                                     1,022                   883                  2,010                 1,762
   Research and development expenses                      392                   262                    778                   500
   General and administrative expenses                    908                   747                  1,659                 1,449
                                            ------------------     -----------------      -----------------     -----------------
 Earnings from operations                               1,843                 1,365                  3,260                 2,659

 Other income (expense):
   Interest income (expense) - net                        (34)                   11                      5                    13
   Other income - net                                       -                     -                    324                     -
                                            ------------------     -----------------      -----------------     -----------------

 Earnings before income tax expense                     1,809                 1,376                  3,589                 2,672

   Income tax expense                                     661                   529                  1,328                 1,016
                                            ------------------     -----------------      -----------------     -----------------

 Net earnings                                         $ 1,148                 $ 847                $ 2,261               $ 1,656
                                            ==================     =================      =================     =================

 Net earnings per common share - basic                 $ 0.25                $ 0.18                 $ 0.49                $ 0.35
                                            ==================     =================      =================     =================

 Net earnings per common share - diluted               $ 0.24                $ 0.18                 $ 0.47                $ 0.34
                                            ==================     =================      =================     =================

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                         2001                    2000
                                                                                  -------------------      -----------------
                                                                                                               Unaudited

Cash flows from operating activities:
Net earnings                                                                                 $ 2,261                $ 1,656

  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                                                              1,072                  1,015
    Shares issued under employee benefit plans                                                   112                    101
    Deferred income taxes                                                                        (57)                   (55)
      Changes in assets and liabilities net of effects of acquisition:
      Accounts receivable                                                                       (891)                   (43)
      Inventories                                                                             (1,561)                   376
      Prepaid expenses                                                                            93                     49
      Accounts payable and accrued expenses                                                     (461)                   (79)
      Income taxes payable                                                                        38                    (31)
      Deferred compensation                                                                      (10)                    (8)
                                                                                  -------------------      -----------------
          Net cash provided by operating activities                                              596                  2,981
                                                                                  -------------------      -----------------

Cash  flows from investing activities:
  Capital expenditures                                                                          (739)                  (548)
  Product lines acquired                                                                     (14,243)
  Increase in intangibles assets                                                                 (65)                   (44)
                                                                                  -------------------      -----------------
          Net cash used in investing activities                                              (15,047)                  (592)
                                                                                  -------------------      -----------------

Cash  flows from  financing  activities:
  Proceeds from long-term debt                                                                13,500
  Principal payments on long-term debt                                                                               (1,250)
  Proceeds from stock options and warrants exercised                                             205                    108
  Dividends paid                                                                                (277)                  (245)
  Purchase of treasury stock                                                                     (26)                (1,375)
  Other financing activities                                                                     (89)                   (36)
                                                                                  -------------------      -----------------
          Net cash provided by (used in) financing activities                                 13,313                 (2,798)

                                                                                  -------------------      -----------------
Net decrease in cash and cash equivalents                                                     (1,138)                  (409)

Cash and cash equivalents beginning of period                                                  3,068                  1,699
                                                                                  -------------------      -----------------
Cash and cash equivalents end of period                                                      $ 1,930                $ 1,290
                                                                                  ===================      =================

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - ACQUISITION OF ASSETS
------------------------------

Effective as of June 1, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001 (the "Asset Purchase Agreement"), BCP Ingredients, Inc., ("Buyer"), a wholly owned subsidiary of Balchem Corporation (the "Company"), acquired certain assets, excluding accounts receivable and inventories, relating to the choline animal feed, human choline nutrient and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P., including DuCoa's manufacturing facility in Verona, Missouri, for a purchase price, including acquisition costs, of approximately $15,300, of which approximately $14,200 was paid in cash, with the balance reflecting the assumption by the Buyer of certain liabilities. The buyer also assumed certain obligations of DuCoa for retiree medical benefits under the collective bargaining agreement covering various employees at the Verona facility. The acquisition was financed with a $13,500 term loan and approximately $743 in existing cash. The Asset Purchase Agreement also calls for the payment of up to an additional $3,000 based upon the Verona, Missouri operations of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period.Cost in excess of net assets acquired of approximately $4,800 is being amortized over 20 years and is included in intangible assets. The preliminary allocation of the purchase price of the acquisition has been assigned to the net assets acquired as follows:

=============================================================
                                      Fair Value Recorded
                                    in Purchase Accounting
-------------------------------------------------------------
Property, plant and equipment             $  11,181
Retiree Medical Obligation                     (821)
Patents                                          80
Goodwill                                      4,834
-------------------------------------------------------------
         Total                            $  15,274
=============================================================

The above acquisition has been accounted for using the purchase method of accounting and, the purchase price of the acquisition has, on a preliminary basis, been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The allocation of the purchase price is preliminary, and will be finalized upon final appraisals of certain assets and the resolution of certain other matters. The consolidated financial statements include the results of operations of the acquired product lines from the date of purchase.

Pro Forma Summary of Operations

The following unaudited pro forma information has been prepared as if the aforementioned acquisition had occurred on January 1, 2000 and does not include cost savings expected from the transaction. In addition to including the results of operations, the pro forma information gives effect primarily to interest on borrowings to finance the acquisition and changes in depreciation and amortization of tangible and intangible assets resulting from the acquisition.

The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the aforementioned acquisition, and related financing transactions had occurred at the beginning of the periods presented and is not intended to be a projection of future results.


==============================================================================
                                                    Six Months Ended
                                                        June 30,
                                                 2001               2000
------------------------------------------------------------------------------

Net sales                                     $  26,937          $  24,572
Net earnings                                      1,977              1,316
Basic EPS                                           .43                .28
Diluted EPS                                         .41                .24
==============================================================================


NOTE 3 - INVENTORIES
--------------------

Inventories at June 30, 2001 and December 31, 2000 consist of the following:


===============================================================================
                                             June 30, 2001    December 31, 2000
-------------------------------------------------------------------------------

Raw materials                                $      1,400      $      1,147

Finished goods                                      2,715             1,407
-------------------------------------------------------------------------------
         Total inventories                   $      4,115      $      2,554
===============================================================================

NOTE 4 - NET EARNINGS PER SHARE

The following presents a reconciliation of the earnings and shares used in calculating basic and diluted net earnings per share:

=============================================================================================================
                                                           Income          Number of Shares    Per Share
Three months ended June 30, 2001                         (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                          $1,148            4,637,649           $.25

Effect of dilutive securities - stock options                                   178,150
                                                                              ---------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options       $1,148            4,815,799           $.24
=============================================================================================================

=============================================================================================================
                                                           Income          Number of Shares    Per Share
Three months ended June 30, 2000                         (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                          $847              4,728,097            $.18

Effect of dilutive securities - stock options                                    76,406
                                                                              ---------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options       $847              4,804,503            $.18
=============================================================================================================

=============================================================================================================
                                                           Income          Number of Shares    Per Share
Six months ended June 30, 2001                           (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                          $2,261            4,629,583            $.49

Effect of dilutive securities - stock options                                   166,197
                                                                              ---------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options       $2,261            4,795,780            $.47
=============================================================================================================

=============================================================================================================
                                                           Income          Number of Shares    Per Share
Six months ended June 30, 2000                           (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                          $1,656            4,747,842            $.35

Effect of dilutive securities - stock options                                    69,047
                                                                              ---------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options       $1,656            4,816,889            $.34
=============================================================================================================


NOTE 5 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and, a new segment, the unencapsulated feed supplements segment, a result of the aforementioned acquisition of certain assets of DCV, Inc. and its subsidiary, DuCoa L.P. Products relating to choline animal feed for non-ruminant animals are primarily reported in this segment. Human choline nutrient products and all encapsulated products are reported in the encapsulated / nutritional products segment.

Business Segment Net Revenues:

=======================================================================================================================
                                                 Three Months                              Six Months
                                                    Ended                                     Ended
                                                   June 30,                                  June 30,
                                           2001                2000                   2001                2000
-----------------------------------------------------------------------------------------------------------------------
Specialty Products                      $      5,428        $      5,098           $     10,610        $     10,180
Encapsulated/Nutritional Products              3,977               2,751                  6,819               5,420
Unencapsulated Feed Supplements                  784                                        784
-----------------------------------------------------------------------------------------------------------------------
Total                                   $     10,189        $      7,849           $     18,213        $     15,600
=======================================================================================================================

Business Segment Profit (Loss):

-------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                         Six Months Ended
                                                    June 30,                                  June 30,
                                               2001                2000                   2001                2000
-------------------------------------------------------------------------------------------------------------------
Specialty Products                       $     1,646         $     1,527            $     3,127         $     2,937
Encapsulated/Nutritional
Products                                         209                (162)                   145               (278)
Unencapsulated Feed
Supplements                                      (12)                  -                    (12)                 -
Interest expense and other (income)
expense                                          (34)                 11                    329                  13
---------------------------------------------------------------------------------------------------------------------

Earnings before income taxes             $     1,809         $     1,376            $     3,589         $     2,672
---------------------------------------------------------------------------------------------------------------------

NOTE 6- SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2001 and 2000 for income taxes and interest is as follows:


-----------------------------------------------------------------
                                         Six Months Ended
                                             June 30,
                                     2001                2000
-----------------------------------------------------------------
Income taxes                       $ 1,338           $  1,101


Interest                           $    76           $     17
-----------------------------------------------------------------


NOTE 7 - COMMON STOCK
---------------------

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Through June 30, 2001, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which 256,783 remain in treasury at June 30, 2001. In June 2001, the board of directors authorized an extension to the Stock Repurchase Program for up to an additional 600,000 shares through June 30, 2002.

NOTE 8 - OTHER INCOME
---------------------

During the quarter ended March 31, 2001, the Company received proceeds of approximately $324 from the settlement of a class-action claim related to vitamin product antitrust litigation.


NOTE 9 -  LONG  TERM DEBT
-------------------------

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P.The Term Loan is payable in equal monthly installments of principal totaling approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the term loan bears interest at LIBOR plus 1.25% (4.95% at June 30, 2001). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other conditions as contained in the agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of the date hereof. The revolving credit facility expires on May 31, 2002.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company and BCP Ingredients, Inc., other than real properties, pursuant to Security Agreements between each of the Company and BCP Ingredients, Inc. respectively, and the Bank. BCP Ingredients, Inc. is a guarantor of the Company's obligations under the Loan Agreement.


NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This statement requires the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The implementation of this standard did not have a material effect on the Company's consolidated financial statements because the Company did not have any financial instruments entered into for trading or hedging purposes during the six-months ended June 30, 2001, nor does the Company currently have any derivative financial instruments or derivative commodity instruments outstanding at June 30, 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

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

         Balchem Corporation is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, feed and medical sterilization industries. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and, a new segment, the unencapsulated feed supplements segment, a result of the acquisition of certain assets of DCV, Inc. and its subsidiary, DuCoa L.P. described in item 1 of this report. Products relating to choline animal feed for non-ruminant animals are primarily reported in this segment. Human choline nutrient products and all encapsulated products are reported in the encapsulated / nutritional products segment.

Results of Operations:

Three months ended June 30, 2001 as compared with three months ended June 30,
-----------------------------------------------------------------------------
2000
----

         Net sales for the three months ended June 30, 2001 were $10,189 as compared with $7,849 for the three months ended June 30, 2000, an increase of $2,340 or 30%. Net sales for the specialty products segment were $5,428 for the three months ended June 30, 2001 as compared with $5,098 for the three months ended June 30, 2000, an increase of $330 or 6%. Volume sold of ethylene oxide and propylene oxide products increased slightly in the quarter ended June 30, 2001. Net sales for the encapsulated / nutritional products segment were $3,977 for the three months ended June 30, 2001 as compared with $2,751 for the three months ended June 30, 2000, an increase of $1,226 or 45%. This increase was due principally to greater sales to the animal nutrition and domestic food markets. The growth in sales to the domestic food market is the result of increased volumes sold of higher margin products which can be attributed principally to new products and new applications. Sales of Reashure(TM) continued to strengthen in the quarter through growth from existing customers and from the addition of new customers and added distribution channels, primarily in the East and Midwest. The increases noted above were partially offset by a decline in sales to the specialty industrial markets. In addition to the above noted increases, sales pertaining to the June 1, 2001 acquisition of certain assets relating to _ the choline animal feed, human choline nutrient, and encapsulated product lines of DCV, Inc. and its subsidiary, DuCoa L.P., also contributed toward the increases in both the encapsulated / nutritional products segment and the unencapsulated feed supplements segment.

         Cost of sales as a percent of sales was 59% for both the three months ended June 30, 2001 and the three months ended June 30, 2000. Margins for the specialty products segment were favorably affected primarily by increased volumes sold and improved production efficiencies of blended ethylene oxide products which the Company now sells for non-medical sterilization. Margins improved in the encapsulated / nutritional products segment, a result of efficiencies realized from increased production and the mix of products sold during the three months ended June 30, 2001. Margins were unfavorably affected by sales of lower margin feed products to the poultry and swine markets in the unencapsulated feed supplements segment.

         Operating expenses for the three months ended June 30, 2001 increased to $2,322 from $1,892 for the three months ended June 30, 2000, an increase of $430 or 23%. The increase in operating expenses was primarily the result of increased personnel in the area of sales, marketing and research and development for the encapsulated / nutritional products segment. In particular, additional sales personnel were added to support the animal nutrition business and additional research and application personnel have been added to support a more expansive research and development program for both human and animal markets. Additional selling expenses were also incurred as a result of the June 1, 2001 acquisition described above. During the three months ended June 30, 2001 and the three months ended June 30, 2000, the Company spent $392 and $262, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's the encapsulated / nutritional products segment for both food and animal feed applications. General and administrative expenses increased primarily due to an increase in costs associated with the Company's medical plan and recruiting and relocation expense.

         As a result of the foregoing, earnings from operations for the three months ended June 30, 2001 was $1,843 as compared to $1,365 for the three months ended June 30, 2000. Earnings from operations for the specialty products segment for the three months ended June 30, 2001 was $1,646 as compared to $1,527 for the three months ended June 30, 2000. Earnings from operations for the encapsulated / nutritional products segment for the three months ended June 30, 2001 was $209 as compared to a loss of $162 for the three months ended June 30, 2000. Earnings from operations for the unencapsulated feed supplements segment for the three months ended June 30, 2001 was a loss of $12.

         Interest income (expense) - net for the three months ended June 30, 2001 totaled expense of $34 as compared to income of $11 for the three months ended June 30, 2000. Long-term debt, including the current portion, totaled $13,500 at June 30, 2001 as compared to no long-term debt at June 30, 2000.

         As a result of the foregoing, net earnings were $1,148 for the three months ended June 30, 2001 as compared with $847 for the three months ended June 30, 2000.

Six months ended June 30, 2001 as compared with six months ended June 30, 2000
------------------------------------------------------------------------------

         Net sales for the six months ended June 30, 2001 were $18,213 as compared with $15,600 for the six months ended June 30, 2000, an increase of $2,613 or 17%. Net sales for the specialty products segment were $10,610 for the six months ended June 30, 2001 as compared with $10,180 for the six months ended June 30, 2000, an increase of $430 or 4%. Volume sold of ethylene oxide products increased slightly in the six months ended June 30, 2001. Net sales for the encapsulated / nutritional products segment were $6,819 for the six months ended June 30, 2001 as compared with $5,420 for the six months ended June 30, 2000, an increase of $1,399 or 26%. This increase was due principally to greater sales to the animal nutrition and domestic food markets. The growth in sales to the domestic food market is the result of increased volumes sold of higher margin products which can be attributed principally to new products and new applications. Sales of Reashure(TM) continued to strengthen through growth from existing customers and from the addition of new customers and added distribution channels, primarily in the East and Midwest. The increases noted above were partially offset by a decline in sales to the specialty industrial market. Ongoing meat safety issues in Europe unfavorably impacted sales of ingredients for meat and packaging applications. In addition to the above noted increases, sales pertaining to the June 1, 2001 acquisition of certain assets relating to the choline animal feed, human choline nutrient, and encapsulated product lines of DCV, Inc. and its Subsidiary, DuCoa L.P also contributed toward the increases in both the encapsulated products segment and the unencapsulated feed supplements segment.

         Cost of sales as a percent of sales was 58% for the six months ended June 30, 2001 as compared to 59% for the six months ended June 30, 2000. Margins for the specialty products segment were favorably affected primarily by increased volumes sold and improved production efficiencies of blended ethylene oxide products which the Company now sells for non-medical sterilization. Margins improved the encapsulated / nutritional products segment, a result of efficiencies realized from increased production and the mix of products sold during the six months ended June 30, 2001.

         Operating expenses for the six months ended June 30, 2001 increased to $4,447 from $3,711 for the six months ended June 30, 2000, an increase of $736 or 20%. The increase in operating expenses was primarily the result of increased personnel in the area of sales, marketing and research and development for the encapsulated / nutritional products segment. In particular, additional sales personnel were added to support the animal nutrition business and additional research and application personnel have been added to support a more expansive research and development program for both human and animal markets. Additional selling expenses were also incurred as a result of the June 1, 2001 acquisition described above. During the six months ended June 30, 2001 and the six months ended June 30, 2000, the Company spent $778 and $500, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated products segment for both food and animal feed applications. General and administrative expenses increased primarily due to an increase in costs associated with the Company's medical plan and recruiting and relocation expense.

         As a result of the foregoing, earnings from operations for the six months ended June 30, 2001 were $3,260 as compared to $2,659 for the six months ended June 30, 2000. Earnings from operations for the specialty products segment for the six months ended June 30, 2001 was $3,127 as compared to $2,937 for the six months ended June 30, 2000. Earnings from operations for the encapsulated / nutritional products segment for the six months ended June 30, 2001 was $145 as compared to a loss of $278 for the six months ended June 30, 2000. Earnings from operations the unencapsulated feed supplements segment for the six months ended June 30, 2001 was a loss of $12.

         Other income of $324 for the six months ended June 30, 2001 represents proceeds received from the settlement of a class-action claim related to vitamin product antitrust litigation.

         Interest income (expense) - net for the six months ended June 30, 2001 totaled income of $5 as compared to income of $13 for the six months ended June 30, 2000. Long-term debt, including the current portion, totaled $13,500 at June 30, 2001 as compared to no long-term debt at June 30, 2000.

         As a result of the foregoing, net earnings were $2,261 for the six months ended June 30, 2001 as compared with $1,656 for the six months ended June 30, 2000.


Liquidity and Capital Resources

         Cash flows from operating activities provided $596 for the six months ended June 30, 2001 as compared with $2,981 for the six months ended June 30, 2000. The decrease in cash flows from operating activities was due primarily to increased accounts receivable and increased inventory balances, a result of the Company having to invest working capital in its recently acquired business as more fully described above. The foregoing was partially offset by increased net earnings.

         Capital expenditures were $739 for the six months ended June 30, 2001. Capital expenditures are budgeted to be approximately $1,800 for all of calendar year 2001.

         In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. As of June 30, 2001, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 87,128 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. In June 2001, the board of directors authorized an extension to the Stock Repurchase Program for up to an additional 600,000 shares through June 30, 2002. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

         On June 1, 2001, the Company and its principal bank entered into a Loan Agreement providing for a term loan of $13,500, the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. The Term Loan is payable in equal monthly installments of principal totaling approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the term loan bears interest at LIBOR plus 1.25% (4.95% at June 30, 2001). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other conditions as contained in the agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of the date hereof. The revolving credit facility expires on May 31, 2002.


         Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company and BCP Ingredients, Inc., other than real properties, pursuant to Security Agreements between each of the Company and BCP Ingredients, Inc. respectively, and the Bank. BCP Ingredients, Inc. is a guarantor of the Company's obligations under the Loan Agreement.

         The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity.


Impact of Recently ssued Accounting Standards
---------------------------------------------

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement
142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $4,802 and unamortized identifiable intangible assets in the amount of $3,368, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $20 for the six months ended June 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


Item 3. Quantitative and Qualitative Disclosures about Market Risk


         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of June 30, 2001, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.5%. A 100 basis point increase in interest rates, applied to the Company's borrowings at June 30, 2001, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $135. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

Exhibit No.    Description
-----------    -----------

2.1* Asset Purchase Agreement, dated as of May 21, 2001, among BCP Ingredients, Inc. and DuCoa L.P., DCV, Inc. and DCV GPH, Inc. and certain related agreements (forms of which constitute Exhibits to the Asset Purchase Agreement) as executed. (The Disclosure
               Schedule identified throughout Asset Purchase Agreement, Schedule A to the Obligations Undertaking (list of contracts assumed by BCP Ingredients, Inc.) and the Power of Attorney and Security Agreement (referred to in Section 2.6 of the Asset Purchase Agreement) and Post-Closing Escrow Agreement (referred to in Sections 3.2.2 and 3.3.3 of the Asset Purchase Agreement), have been omitted. The Company agrees to furnish a copy of these documents on a supplemental basis to the Securities and Exchange Commission upon request.)

4.1* Loan Agreement dated June 1, 2001 by and between Fleet National Bank and Balchem Corporation, Note dated June 1, 2001 from Balchem Corporation to Fleet National Bank, and Promissory Note (Revolving Line of Credit) dated June 1, 2001 from Balchem Corporation to Fleet National Bank.

4.2* Guaranty dated June 1, 2001 from BCP Ingredients, Inc. to Fleet National Bank.

4.3* Security Agreement dated June 1, 2001 from Balchem Corporation to Fleet National Bank.

4.4*           Security Agreement dated June 1, 2001 from BCP Ingredients, Inc.
               to Fleet National Bank.

-------------------
* Filed as an Exhibit to the registrant's Current Report on Form 8-K, dated June 14, 2001, filed with the Securities and Exchange Commission and incorporated herein by reference.

         (b) Reports on Form 8-K


         The registrant filed a Current Report on Form 8-K dated June 14, 2001, reporting under Item 2 the acquisition of certain assets of DCV, Inc. and DuCoa L.P.

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


                                                BALCHEM CORPORATION
                                                -------------------



                                                By:  /s/ Dino A. Rossi
                                                     -----------------
                                                     Dino A. Rossi, President,
                                                     Chief Executive Officer and
                                                     Principal Financial Officer

         Date: August 14, 2001

EXHIBIT INDEX


Exhibit No.
Description

2.1* Asset Purchase Agreement, dated as of May 21, 2001, among BCP Ingredients, Inc. and DuCoa L.P., DCV, Inc. and DCV GPH, Inc. and certain related agreements (forms of which constitute Exhibits to the Asset Purchase Agreement) as executed. (The Disclosure
               Schedule identified throughout Asset Purchase Agreement, Schedule A to the Obligations Undertaking (list of contracts assumed by BCP Ingredients, Inc.) and the Power of Attorney and Security Agreement (referred to in Section 2.6 of the Asset Purchase Agreement) and Post-Closing Escrow Agreement (referred to in Sections 3.2.2 and 3.3.3 of the Asset Purchase Agreement), have been omitted. The Company agrees to furnish a copy of these documents on a supplemental basis to the Securities and Exchange Commission upon request.)

4.1* Loan Agreement dated June 1, 2001 by and between Fleet National Bank and Balchem Corporation, Note dated June 1, 2001 from Balchem Corporation to Fleet National Bank, and Promissory Note (Revolving Line of Credit) dated June 1, 2001 from Balchem Corporation to Fleet National Bank.

4.2* Guaranty dated June 1, 2001 from BCP Ingredients, Inc. to Fleet National Bank.

4.3* Security Agreement dated June 1, 2001 from Balchem Corporation to Fleet National Bank.

4.4*           Security Agreement dated June 1, 2001 from BCP Ingredients, Inc.
               to Fleet National Bank.


-------------------
* Filed as an Exhibit to the registrant's Current Report on Form 8-K, dated June 14, 2001, filed with the Securities and Exchange Commission and incorporated herein by reference.