Form 10-Q
period 2001-09-30
BALCHEM CORP
filed 2001-11-14
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

  [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934


               For The Quarterly Period Ended September 30, 2001

                                      or

   [   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission File Number 1-13648


                               BALCHEM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                         13-2578432
----------------------------------                    -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification Number)


P.O. Box 175 Slate Hill, New York                              10973
----------------------------------------                    -----------
(Address of principal executive offices)
                    (Zip Code)

                                  845-355-5300
                        --------------------------------
              Registrant's telephone number, including area code:

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                        Yes   [ X ]              No  [   ]



As of November 8, 2001 the registrant had 4,696,758 shares of its Common Stock, $.06 2/3 par value, outstanding.

 Part I. Financial Information
 Item 1. Financial Statements

                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)


                                   September 30, 2001     December 31,
                                       Unaudited             2000
                                        -------            -------
Current assets:
Cash and cash equivalents               $ 2,304            $ 3,068
Accounts receivable                       7,359              5,044
Inventories                               4,576              2,554
Prepaid expenses                            155                502
Deferred income taxes                       188                200
                                        -------            -------
Total current assets                     14,582             11,368
                                        -------            -------
Property, plant and equipment, net       19,232              7,765

Intangibles and other assets, net         8,484              4,089
                                        -------            -------
Total assets                            $42,298            $23,222
                                        =======            =======

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                Condensed Consolidated Balance Sheets, continued
                  (Dollars in thousands, except per share data)


                                                                                  September 30,
                                                                                      2001        December 31,
                                                                                    Unaudited         2000
                                                                                   -----------    ------------
                          Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable and other accrued expenses                                   $  2,738       $  1,624
Accrued compensation and other benefits                                                  977          1,135
Dividends payable                                                                         --            277
Income taxes payable                                                                     253            208
Current portion of  long-term debt                                                     1,687             --
Current portion of other long-term obligations                                            12             36
                                                                                    --------       --------
Total current liabilities                                                              5,667          3,280
                                                                                    --------       --------

Long-term debt                                                                        11,813             --
Deferred income taxes                                                                    114            225
Deferred compensation                                                                     76             91
Other long-term obligations                                                              837             46

                                                                                    --------       --------
Total liabilities                                                                     18,507          3,642
                                                                                    --------       --------

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000
shares; none issued and outstanding
Common stock, $.0667 par value. Authorized 10,000,000 shares; 4,903,238 shares issued and 4,692,722 shares outstanding at September 30, 2001 and
4,903,238 shares issued and 4,616,170 shares outstanding at December 31, 2000            327            327
Additional paid-in capital                                                             3,129          3,082
Retained earnings                                                                     22,537         18,968
Treasury stock, at cost: 210,516 and 287,068 shares at September 30, 2001 and
 December 31, 2000, respectively                                                      (2,202)        (2,797)
                                                                                    --------       --------
Total stockholders' equity                                                            23,791         19,580

                                                                                    --------       --------
 Total liabilities and stockholders' equity                                         $ 42,298       $ 23,222
                                                                                    ========       ========

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (unaudited)

                                                Three Months Ended            Nine Months Ended
                                                   September 30,               September 30,
                                                2001           2000          2001            2000
                                              --------       --------      --------       --------
 Net sales                                    $ 13,849       $  8,450      $ 32,062       $ 24,050

 Cost of sales                                   8,917          4,876        19,423         14,106
                                              --------       --------      --------       --------

 Gross profit                                    4,932          3,574        12,639          9,944

 Operating expenses:
 Selling expenses                                1,211          1,097         3,221          2,859
 Research and development expenses                 459            266         1,237            766
 General and administrative expenses             1,077            707         2,736          2,156

                                              --------       --------      --------       --------
 Earnings from operations                        2,185          1,504         5,445          4,163

 Other income (expense):
Interest income (expense) - net                   (173)            13          (168)            26
Other income - net                                 167             --           491             --
                                              --------       --------      --------       --------

 Earnings before income tax expense              2,179          1,517         5,768          4,189

 Income tax expense                                871            533         2,199          1,549
                                              --------       --------      --------       --------

 Net earnings                                 $  1,308       $    984      $  3,569       $  2,640
                                              ========       ========      ========       ========

 Net earnings per common share - basic        $   0.28       $   0.21      $   0.77       $   0.56
                                              ========       ========      ========       ========

 Net earnings per common share - diluted      $   0.27       $   0.21      $   0.74       $   0.55
                                              ========       ========      ========       ========

See accompanying notes to condensed consolidated financial statements.

                              BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                               2001           2000
                                                                             --------       --------
                                                                                   Unaudited

Cash flows from operating activities:

Net earnings                                                                 $  3,569       $  2,640

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                   1,842          1,522
Income tax benefit from stock options exercised                                    --             33
Shares issued under employee benefit plans                                        162            143
Deferred income taxes                                                             (99)          (123)
Changes in assets and liabilities net of effects of acquisition:
Accounts receivable                                                            (2,315)          (408)
Inventories                                                                    (2,022)           516
Prepaid expenses                                                                  347            261
Accounts payable and accrued expenses                                             (75)          (251)
Income taxes payable                                                               45           (122)
Deferred compensation                                                             (15)           (13)
                                                                             --------       --------
Net cash provided by operating activities                                       1,439          4,198
                                                                             --------       --------
Cash  flows from investing activities:
Capital expenditures                                                           (1,194)          (625)
Product lines acquired                                                        (14,512)            --
Increase in intangibles assets                                                    (92)           (90)
                                                                             --------       --------
Net cash used in investing activities                                         (15,798)          (715)
                                                                             --------       --------
Cash  flows from  financing  activities:
Proceeds from long-term debt                                                   13,500             --
Principal payments on long-term debt                                               --         (1,250)
Proceeds from stock options and warrants exercised                                480            115
Dividends paid                                                                   (277)          (245)
Purchase of treasury stock                                                         --         (2,236)
Other financing activities                                                       (108)           (54)
                                                                             --------       --------
Net cash provided by (used in) financing activities                            13,595         (3,670)
                                                                             --------       --------
Net decrease in cash and cash equivalents                                        (764)          (187)
Cash and cash equivalents beginning of period                                   3,068          1,699
                                                                             --------       --------
Cash and cash equivalents end of period                                      $  2,304       $  1,512
                                                                             ========       ========


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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - ACQUISITION OF ASSETS
------------------------------

Effective as of June 1, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001 (the "Asset Purchase Agreement"), BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation (the "Company"), acquired certain assets, excluding accounts receivable and inventories, relating to the choline animal feed, human choline nutrient and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P., including DuCoa's manufacturing facility in Verona, Missouri, for a purchase price, including acquisition costs, of approximately $15,500, of which approximately $14,500 was paid in cash, with the balance reflecting the assumption by the Buyer of certain liabilities. The Buyer also assumed certain obligations of DuCoa for retiree medical benefits under the collective bargaining agreement covering various employees at the Verona facility. The acquisition was financed with a $13,500 term loan and approximately $1,012 in existing cash. The Asset Purchase Agreement also called for the payment of up to an additional $3,000 based upon the Verona, Missouri operations of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. Cost in excess of net assets acquired of approximately $5,100 is being amortized over 20 years and is included in intangible assets. The preliminary allocation of the purchase price of the acquisition has been assigned to the net assets acquired as follows:

----------------------------------------------------------
                                  Fair Value Recorded
                                  in Purchase Accounting
----------------------------------------------------------

Property, plant and equipment       $   11,181
Retiree Medical Obligation                (821)
Patents                                     80

Goodwill                                 5,103
----------------------------------------------------------
               Total                $   15,543
----------------------------------------------------------

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

--------------------------------------------------------------------------
                                                       Pro-Forma
                                                   Nine Months Ended
                                                      September 30,
                                                  2001             2000
--------------------------------------------------------------------------
Net sales                                   $       40,786    $     38,153
Net earnings                                         3,283           2,022
Basic EPS                                              .71             .43
Diluted EPS                                            .68             .42
==========================================================================

NOTE 3 - INVENTORIES

Inventories at September 30, 2001 and December 31, 2000 consist of the following:

------------------------------------------------------------------------------
                                   September 30, 2001       December 31, 2000
------------------------------------------------------------------------------

Raw materials                        $    1,470                $    1,147
Finished goods                            3,106                     1,407
------------------------------------------------------------------------------
           Total inventories         $    4,576                $    2,554
==============================================================================

NOTE 4 - NET EARNINGS PER SHARE

The following presents a reconciliation of the earnings and shares used in calculating basic and diluted net earnings per share:

-------------------------------------------------------------------------------------------------------
                                                                     Number of
                                                 Income               Shares             Per Share
Three months ended September 30, 2001          (Numerator)         (Denominator)           Amount
-------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                 $1,308             4,676,670              $.28


Effect of dilutive securities - stock options                          201,070
                                                                       -------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options

                                                  $1,308             4,877,740              $.27
=======================================================================================================

-------------------------------------------------------------------------------------------------------
                                                                     Number of
                                                 Income               Shares             Per Share
Three months ended September 30, 2000          (Numerator)         (Denominator)           Amount
-------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                   $984             4,622,636              $.21

Effect of dilutive securities - stock options                          100,728
                                                                       -------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                             $984             4,723,364              $.21
=======================================================================================================

-------------------------------------------------------------------------------------------------------
                                                                     Number of
                                                 Income               Shares             Per Share
Nine months ended September 30, 2001           (Numerator)         (Denominator)           Amount
-------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                 $3,569             4,648,636              $.77


Effect of dilutive securities - stock options                          177,822
                                                                       -------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                           $3,569             4,826,458              $.74
=======================================================================================================

-------------------------------------------------------------------------------------------------------
                                                                     Number of
                                                 Income               Shares             Per Share
Nine months ended September 30, 2000           (Numerator)         (Denominator)           Amount
-------------------------------------------------------------------------------------------------------

Basic EPS - Net earnings and weighted
average common shares outstanding                 $2,640             4,706,107              $.56

Effect of dilutive securities - stock options                           79,607
                                                                     ---------

Diluted EPS - Net earnings and weighted
average common shares outstanding and             $2,640             4,785,714              $.55
effect of stock options
=======================================================================================================



NOTE 5 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and, the unencapsulated feed supplements segment, a result of the aforementioned acquisition of certain assets of DCV, Inc. and its affiiliate, DuCoa L.P. Products relating to choline animal feed for non-ruminant animals are primarily reported in this segment. Human choline nutrient products and all encapsulated products are reported in the encapsulated / nutritional products segment.

Business Segment Net Revenues:

======================================================================================================
                                                       Three Months Ended      Nine Months Ended
                                                          September 30,          September 30,
                                                       2001         2000        2001        2000
 -----------------------------------------------------------------------------------------------------
Specialty Products                                  $ 5,275      $ 4,912      $15,885      $15,092

Encapsulated/Nutritional Products
                                                      5,534        3,538       12,353        8,958
Unencapsulated Feed Supplements
                                                      3,040           --        3,824           --
------------------------------------------------------------------------------------------------------
Total                                               $13,849      $ 8,450      $32,062      $24,050
======================================================================================================

Business Segment Profit (Loss):

--------------------------------------------------------------------------------------------

                                            Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                            2001         2000          2001          2000
 -------------------------------------------------------------------------------------------
Specialty Products                       $ 1,589       $ 1,298       $ 4,717       $ 4,235

Encapsulated/Nutritional
Products                                     620           206           765           (72)

Unencapsulated Feed Supplements              (24)           --           (37)           --

Interest and other income (expense)           (6)           13           323            26
--------------------------------------------------------------------------------------------
Earnings before income taxes             $ 2,179       $ 1,517       $ 5,768       $ 4,189
============================================================================================


NOTE 6- SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

Cash paid during the nine months ended September 30, 2001 and 2000 for income taxes and interest is as follows:

----------------------------------------------------------------------------
                                                     Nine Months Ended
                                                      September 30,
----------------------------------------------------------------------------
                                                2001               2000
----------------------------------------------------------------------------
Income taxes                                $     2,238          $ 1,760
Interest                                    $       254          $    26
============================================================================


NOTE 7 - COMMON STOCK
---------------------

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2001, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2002. Through September 30, 2001, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which 210,516 remain in treasury at September 30, 2001.

NOTE 8 - OTHER INCOME
---------------------

During the nine months ended September 30, 2001, the Company received proceeds of approximately $491 from the settlement of a class-action claim related to vitamin product antitrust litigation.


NOTE 9 - LONG TERM DEBT
-----------------------

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 totaling approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (4.83% at September 30, 2001). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other conditions as contained in the agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of the date hereof. The revolving credit facility expires on May 31, 2002.

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


NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This statement requires the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The implementation of this standard did not have a material effect on the Company's consolidated financial statements because the Company did not have any financial instruments entered into for trading or hedging purposes during the nine-months ended September 30, 2001, nor does the Company currently have any derivative financial instruments or derivative commodity instruments outstanding at September 30, 2001.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $4,802 and unamortized identifiable intangible assets in the amount of $3,368, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $95 for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Balchem Corporation is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, feed and medical sterilization industries. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and the unencapsulated feed supplements segment, a result of the acquisition of certain assets of DCV, Inc. and its affiliate, DuCoa L.P described in item 1 of this report. Products relating to choline animal feed for non-ruminant animals are primarily reported in this segment. Human choline nutrient products and all encapsulated products are reported in the encapsulated / nutritional products segment.



Results of Operations:


Three months ended September 30, 2001 as compared with three months ended
-------------------------------------------------------------------------
September 30, 2000
------------------
               Net sales for the three months ended September 30, 2001 were $13,849 as compared with $8,450 for the three months ended September 30, 2000, an increase of $5,399 or 64%. Net sales for the specialty products segment were $5,275 for the three months ended September 30, 2001 as compared with $4,912 for the three months ended September 30, 2000, an increase of $363 or 7%. This increase was due principally to greater volume sales of ethylene oxide related products during the quarter ended September 30, 2001. Net sales for the encapsulated / nutritional products segment were $5,534 for the three months ended September 30, 2001 as compared with $3,538 for the three months ended September 30, 2000, an increase of $1,996 or 56%. This increase was due principally to greater sales to the animal nutrition and domestic food markets. The growth in sales to the domestic food market is the result of increased volumes sold which can be attributed principally to new products and new applications. Sales of Reashure(TM), animal nutrition, continued to strengthen in the quarter through growth from existing customers and from the addition of new customers and added distribution channels, primarily in the West and Midwest. The increases noted above were partially offset by a softness in sales to the pet food and specialty industrial markets. In addition to the above noted increases, sales pertaining to the June 1, 2001 acquisition of certain assets relating to the choline animal feed, human choline nutrient, and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P., also contributed toward the increases in both the encapsulated / nutritional products segment and the unencapsulated feed supplements segment. Net sales from choline feed and choline derivative industrial products were $3,040 for the three months ended September 30, 2001.

               Gross margin percentage for the three months ended September 30, 2001 was 36% as compared to 42% for the three months ended September 30, 2000. Margins were unfavorably affected by increased sales of lower margin feed products to the poultry and swine markets in the unencapsulated feed supplements segment. Margins for the specialty products segment were favorably affected by increased volumes sold of ethylene oxide products. Margins in the encapsulated / nutritional products segment were not materially different as a percentage of sales for the three months ended September 30, 2001 as compared with the three months ended September 30, 2000.

               Operating expenses for the three months ended September 30, 2001 increased to $2,747 from $2,070 for the three months ended September 30, 2000, an increase of $677 or 33%. Total operating expenses as a percentage of sales were 20% for the three months ended September 30, 2001 as compared to 24% for the three months ended September 30, 2000. The increase in operating expenses was primarily the result of increased personnel in the area of sales, marketing and research and development for the encapsulated / nutritional products segment. In particular, additional sales personnel were added to support the animal nutrition business and additional research and application personnel have been added to support a more expansive research and development program for both human and animal markets. Additional selling expenses were also incurred as a result of the June 1, 2001 acquisition described above. During the three months ended September 30, 2001 and the three months ended September 30, 2000, the Company spent $459 and $266, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications. General and administrative expenses increased primarily due to an increase in costs associated with the Company's medical plan, recruiting and relocation expense.

               As a result of the foregoing, earnings from operations for the three months ended September 30, 2001 was $2,185 as compared to $1,504 for the three months ended September 30, 2000. Earnings from operations for the specialty products segment for the three months ended September 30, 2001 was $1,589 as compared to $1,298 for the three months ended September 30, 2000. Earnings from operations for the encapsulated / nutritional products segment for the three months ended September 30, 2001 was $620 as compared to $206 for the three months ended September 30, 2000. Earnings from operations for the unencapsulated feed supplements segment for the three months ended September 30, 2001 was a loss of $24.

               Interest income (expense) - net for the three months ended September 30, 2001 totaled expense of $173 as compared to income of $13 for the three months ended September 30, 2000. Long-term debt, including the current portion, totaled $13,500 at September 30, 2001 as compared to no long-term debt at September 30, 2000.

               Other income of $167 for the three months ended September 30, 2001 represents additional proceeds received from the settlement of a class-action claim related to vitamin product antitrust litigation.

               The Company records its interim tax provision based upon its estimated effective tax rate for the year, which is presently expected to be approximately 38%.

               As a result of the foregoing, net earnings were $1,308 for the three months ended September 30, 2001 as compared with $984 for the three months ended September 30, 2000.

Nine months ended September 30, 2001 as compared with nine months ended
-----------------------------------------------------------------------
September 30, 2000
------------------
               Net sales for the nine months ended September 30, 2001 were $32,062 as compared with $24,050 for the nine months ended September 30, 2000, an increase of $8,012 or 33%. Net sales for the specialty products segment were $15,885 for the nine months ended September 30, 2001 as compared with $15,092 for the nine months ended September 30, 2000, an increase of $793 or 5%. Such increase is partly the result of increased volumes sold of ethylene oxide related products and the mix of other products sold during the nine months ended September 30, 2001. Net sales for the encapsulated / nutritional products segment were $12,353 for the nine months ended September 30, 2001 as compared with $8,958 for the nine months ended September 30, 2000, an increase of $3,395 or 38%. This increase was due principally to greater sales to the animal nutrition and domestic food markets. The domestic food growth is the result of increased volumes sold of which can be attributed principally to new products and new applications. Sales of Reashure(TM) continued to strengthen through growth from existing customers and from the addition of new customers and added distribution channels globally. The increases noted above were partially offset by a decline in sales to the specialty industrial market. In addition to the above noted increases, sales pertaining to the June 1, 2001 acquisition of certain assets relating to the choline animal feed, human choline nutrient, and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P also contributed to the increases in both the encapsulated / nutritional products segment and the unencapsulated feed supplements segment. Net sales from choline feed and choline derivative industrial products were $3,824 for the nine months ended September 30, 2001.

               Gross margin percentage for the nine months ended September 30, 2001 was 39% as compared to 41% for the nine months ended September 30, 2000. Margins were affected by increased sales of lower margin feed products to the poultry and swine markets in the unencapsulated feed supplements segment. Margins for the specialty products segment were favorably affected by increased volumes sold and improved production efficiencies of blended ethylene oxide products which the Company now sells for non-medical sterilization. Margins improved in the encapsulated / nutritional products segment, a result of efficiencies realized from increased production and the mix of products sold during the nine months ended September 30, 2001.

               Operating expenses for the nine months ended September 30, 2001 increased to $7,194 from $5,781 for the nine months ended September 30, 2000, an increase of $1,413 or 24%. Total operating expenses as a percentage of sales were 22% for the nine months ended September 30, 2001 as compared to 24% for the nine months ended September 30, 2000.The increase in operating expenses was primarily the result of increased personnel in the area of sales, marketing and research and development for the encapsulated / nutritional products segment. In particular, additional sales personnel were added to support the animal nutrition business and additional research and application personnel have been added to support a more expansive research and development program for both human and animal markets. Additional selling expenses were also incurred as a result of the September 1, 2001 acquisition described above. During the nine months ended September 30, 2001 and the nine months ended September 30, 2000, the Company spent $1,237 and $766, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated products segment for both food and animal feed applications. General and administrative expenses increased primarily due to an increase in costs associated with the Company's medical plan, recruiting and relocation expense.

               As a result of the foregoing, earnings from operations for the nine months ended September 30, 2001 were $5,445 as compared to $4,163 for the nine months ended September 30, 2000. Earnings from operations for the specialty products segment for the nine months ended September 30, 2001 were $4,717 as compared to $4,235 for the nine months ended September 30, 2000. Earnings from operations for the encapsulated / nutritional products segment for the nine months ended September 30, 2001 were $765 as compared to a loss of $72 for the nine months ended September 30, 2000. Earnings from operations of the unencapsulated feed supplements segment for the nine months ended September 30, 2001 was a loss of $37.

               Interest income (expense) - net for the nine months ended September 30, 2001 totaled expense of $168 as compared to income of $26 for the nine months ended September 30, 2000. Long-term debt, including the current portion, totaled $13,500 at September 30, 2001 as compared to no long-term debt at September 30, 2000.

               Other income of $491 for the nine months ended September 30, 2001 represents proceeds received from the settlement of a class-action claim related to vitamin product antitrust litigation.

               The Company records its interim tax provision based upon its estimated effective tax rate for the year, which is presently expected to be approximately 38%.

               As a result of the foregoing, net earnings were $3,569 for the nine months ended September 30, 2001 as compared with $2,640 for the nine months ended September 30, 2000.


Liquidity and Capital Resources

               Cash flows from operating activities provided $1,439 for the nine months ended September 30, 2001 as compared with $4,198 for the nine months ended September 30, 2000. The decrease in cash flows from operating activities was due primarily to increased accounts receivable and increased inventory balances, a result of the Company having to invest working capital in its recently acquired business as more fully described above. The foregoing was partially offset by increased net earnings.

               Capital expenditures were $1,194 for the nine months ended September 30, 2001. Capital expenditures are budgeted to be approximately $1,800 for all of calendar year 2001.

               In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2001, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2002. As of September 30, 2001, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 132,800 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

               On June 1, 2001, the Company and its principal bank entered into a Loan Agreement providing for a term loan of $13,500, the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. The term loan is payable in equal monthly installments beginning October 1, 2001 of principal totaling approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the term loan bears interest at LIBOR plus 1.25% (4.83% at September 30, 2001). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other conditions as contained in the agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of the date hereof. The revolving credit facility expires on May 31, 2002.

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

Impact of Recently Issued Accounting Standards
----------------------------------------------

               In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

               As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $4,802 and unamortized identifiable intangible assets in the amount of $3,368, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $95 for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.



Item 3. Quantitative and Qualitative Disclosures about Market Risk

               In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of September 30, 2001, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.25%. A 100 basis point increase in interest rates, applied to the Company's borrowings at September 30, 2001, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $135. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

Part II.       Other Information



Part II.       Other Information


Item 6.
               Exhibits and Reports on Form 8-K


              (a)  Exhibits
                   --------
                   None

              (b) Reports on Form 8-K
                  -------------------

               The registrant filed an amendment on Form 8-K/A, dated August 14, 2001, to its Current Report on Form 8-K dated June 14, 2001, providing financial statements and pro-forma financial information under Item 7 thereof with respect to the acquisition of certain assets of DCV, Inc. and DuCoa L.P described under item 2 of such Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 BALCHEM CORPORATION



                                                 By: /s/ Dino A. Rossi
                                                 ------------------------
                                                 Dino A. Rossi, President,
                                                 Chief Executive Officer and
                                                 Principal Financial Officer


Date: November 14, 2001