Form 10-K
period 2001-12-31
BALCHEM CORP
filed 2002-04-01
CIK 9326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(g) of the Act:         None
                                                                    ----
                                                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2002 was approximately $96,339,949.*

         * For purposes of this calculation, shares of the registrant held by directors and officers of the registrant and under the registrant's 401(k)/profit sharing plan have been excluded.

On March 1, 2002 there were 4,720,289 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the registrant's proxy statement for its 2002 annual meeting of stockholders are incorporated by reference in this report.

                                     Part I

         Item 1. Business

         General:

         Balchem Corporation ("Balchem", or the "Company"), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients for the food, feed and medical sterilization industries.

         Effective as of June 1, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001 (the "Asset Purchase Agreement"), BCP Ingredients, Inc. ("BCP"), a wholly owned subsidiary of Balchem, acquired certain assets, excluding accounts receivable and inventories, relating to the choline animal feed, human choline nutrient and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P., including DuCoa's manufacturing facility in Verona, Missouri.

         Balchem has a currently inactive Canadian subsidiary, Balchem, Ltd.

         References in this Report to the Company mean Balchem and/or its subsidiary BCP as the context requires.

         As a result of the acquisition described above, the Company currently operates in three business segments, specialty products, encapsulated / nutritional products and the unencapsulated feed supplements segment. Products relating to choline animal feed for non-ruminant animals and associated operations are primarily reported in the unencapsulated feed supplements segment. Operations relating to human choline nutrient products and all encapsulated products are reported in the encapsulated / nutritional products segment.

         The Company sells its products through its own sales force, independent distributors and sales agents. Financial information concerning the Company's business and business segments appears in the Consolidated Financial Statements included under Item 8 herein, which information is incorporated herein by reference.

Encapsulated / Nutritional Products
-----------------------------------

         The encapsulated / nutritional products segment encapsulates performance ingredients for use throughout the food and animal health industries to enhance nutritional fortification, processing, mixing, packaging applications and shelf-life improvement. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends and confections. Human choline nutrient products are also marketed through this industry segment. Choline is recognized to play a key role in the structural integrity of cell membranes, processing dietary fat, reproductive development and neural functions, such as memory and muscle function.

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

         In 2002, this segment also introduced several new products and product applications that are being sold commercially for enhancement of shelf-life and fortification in segments of the food industry. The Company also has several new products and product applications for the food market in test production or test marketing status.

         This segment also includes a line of endothermic blowing and nucleating agents that are marketed to the foamed plastics industry exclusively through a marketing partner.

Specialty Products
------------------

         The specialty products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

         Ethylene oxide is sold as a chemical sterilant gas, primarily for use in the health care industry. It is used to sterilize medical devices ranging from syringes and catheters to scalpels, gauze, bandages and surgical kits, because of its versatility in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance or appearance of the device being sterilized. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spice or other seasoning materials. The Company's 100% ethylene oxide product is distributed by the Company in reusable double-walled stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Transportation. The Company's inventory of these specially built drums, along with the Company's two filling facilities, represent a significant capital investment. Contract sterilizers, medical device manufacturers, medical gas distributors and hospitals are the Company's principal customers for this product.

         Due to consolidation of customer businesses in the contract sterilizer industry, the Company has one Specialty Products customer, IBA, which accounted for approximately 11% of the Company's net sales in 2001. This customer accounted for 11% and 10% of the Company's accounts receivable balance at December 31, 2001 and 2000, respectively. The loss of such customer could have a material adverse effect on the Company.

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

Unencapsulated feed supplements
-------------------------------

         The unencapsulated feed supplements segment is in the business of manufacturing and supplying choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, a B-complex vitamin, plays a vital role in the metabolism of fat and the building and maintaining of cell structures. Choline deficiency can result in, among other symptoms, reduced growth and perosis in chicks, and fatty liver, kidney necrosis and general poor condition in baby pigs. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications.

         Choline chloride is manufactured and sold in both an aqueous and dry form and is sold through the Company's own sales force, independent distributors and sales agents.

Raw materials:
--------------

         The raw materials utilized by the Company in the manufacture of its products are generally available from a number of commercial sources. The Company is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems; however, the Company cannot assure that will always be the case.

Patents/Licensing:
------------------

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

         As discussed below under "Environmental Matters" the Company's ability to sell ethylene oxide is dependent upon maintaining registration with the EPA as a medical device sterilant and spice fumigant. In addition, certain of the Company's encapsulated and choline products must meet state licensing requirements prior to sales in such states.

Seasonality:
------------

         In general, the business of the Company's segments is not seasonal to any material extent.

Backlog:
--------

         At December 31, 2001, the Company had a total backlog of $936,000 (including $484,000 for the encapsulated / nutritional products segment, $272,000 for the specialty products segment) and $180,000 for the unencapsulated feed supplements segment, as compared to a total backlog of $597,000 at December 31, 2000 (including $226,000 for the encapsulated / nutritional products segment and $371,000 for the specialty products segment). It has generally been the Company's policy and practice to maintain an inventory of finished products or component materials for its segments to enable it to ship products within a short time after receipt of a product order.

Competition:
------------

         The Company's competitors include many large and small companies, some of which have greater financial, research and development, production and other resources than the Company. Competition in the encapsulation markets served by the Company is based primarily on performance, customer support, quality, service and price. The development of new and improved products is important to the Company's success. This competitive environment requires substantial investments in product and manufacturing process research and improvement. In addition, the winning and retention of customer acceptance of the Company's encapsulated products involve substantial expenditures for applications testing and sales efforts. The Company also engages various universities to assist in research and provide independent third-party data. In the specialty products business, the Company faces competition from alternative sterilizing technologies and products. Competition in the animal feed markets served by the Company is based primarily on service and price.

Research & Development:
-----------------------

         During the years ended December 31, 2001, 2000 and 1999, the Company incurred research and development expense of approximately $1.6 million, $1.1 million and $1.3 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the encapsulated / nutritional products segment. During the year ended December 31, 2001, an average of 10 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

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

Capital Projects:
-----------------

     Capital expenditures were $1,950 for 2001. Capital expenditures are projected to be approximately $8,000 for calendar year 2002. The Company is in the process of expanding the manufacturing, processing and distribution facilities at its recently acquired Verona, Missouri facility to enable it to handle operations for its specialty products and encapsulated choline products businesses.The Company has also entered into a lease for a new headquarters office and laboratory facility and expects to effect capital improvements to the premises.

Environmental / Regulatory Matters:
-----------------------------------

         The Federal Insecticide, Fungicide and Rodenticide Act, as amended, a health and safety statute, requires that certain products within the Company's specialty products segment must be registered with the EPA. In order to obtain a registration, an applicant typically must demonstrate through extensive test data that its product will not cause unreasonable adverse effects on the environment. The Company holds an EPA registration to permit it to sell packaged 100% ethylene oxide as a medical device sterilant and spice fumigant. The Company is in the process of re-registering this product use. The re-registration requirement is a result of a congressional enactment during 1988 requiring the re-registration of this product and all products that are used as pesticides. The Company, in conjunction with one other company, has conducted the required testing under the direction of the EPA. Testing has concluded and the EPA has stated that, due to, a backlog of projects, it cannot anticipate a date for completing the re-registration process for this product at this time. The Company intends to recover the cost of re-registration in the selling price of the sterilant.

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

         The Company's recently acquired Verona facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources ("MDNR") included removal of dioxin contaminated soil and equipment, capping of areas of residual contamination in four relatively small areas of the site separate from the manufacturing facilities, and the installation of wells to monitor groundwater and surface water contamination by organic chemicals. No ground water or surface water treatment was required. The Company believes that remediation of the site is complete. In 1998, the EPA certified the work on the contaminated soils to be complete. In February 2000, after the conclusion of the two years of monitoring groundwater and surface water, the former owner submitted a draft third party risk assessment report to the EPA and MDNR recommending no further action. The prior owner is awaiting the response of the EPA and MDNR to the draft risk assessment.

         While the Company must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona facility for potential liabilities associated with the Superfund site and one of the sellers, in turn, has the benefit of certain contractual indemnification by the prior owner is implementing the above-described Superfund remedy.

         In connection with normal operations at its plant facilities, the Company is required to maintain environmental and other permits including those relating to ethylene oxide operations. The Company is in the process of applying for various permits in connection with the intended expansion of operations at its Verona, Missouri facility.

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

Employees:
----------

         As of March 1, 2002, the Company employed approximately 203 persons. Approximately 40 employees at the Company's Verona, Missouri facility are covered by a collective bargaining agreement.

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

         Environmental and Regulatory Matters. Pursuant to applicable environmental and safety laws and regulations, the Company is required to obtain and maintain certain governmental permits and approvals, including an EPA registration for its ethylene oxide sterilant product. Permits and approvals may be subject to revocation, modification or denial under certain circumstances. While the Company believes it is in compliance in all material respects with environmental laws, there can be no assurance that operations or activities of the Company (including the status of compliance by the prior owner of the Verona facility under Superfund remediation) will not result in administrative or private actions, revocation of required permits or licenses, or fines, penalties or damages, which could have an adverse effect on the Company. In addition, the Company cannot predict the extent to which any legislation or regulation may affect the market for the Company's products or its cost of doing business.

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

         Risks Associated with Foreign Sales. For the year ended December 31, 2001, approximately 8% of the Company's net sales consisted of sales outside the United States, predominately to Europe. Such sales are generally denominated in U.S. Dollars at a specific price per unit. Changes in the relative values of currencies take place from time to time and could in the future adversely affect prices for the Company's products. In addition, international sales are subject to other inherent risks, including possible labor unrest, political instability and export duties and quotas. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales.

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

         The Company has recently entered into a ten (10) year lease for approximately 20,000 square feet of office space in Wawayanda, New York. Following completion of construction, the office space is expected to serve as the Company's general offices and as laboratory facilities for the Company's encapsulated/nutritional products business.

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

         The Verona facility site, which is approximately 100 acres in size, consists of manufacturing facilities relating to the choline animal feed and human choline nutrient product lines together with buildings utilized for warehousing such products. The facility, while under prior ownership, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, as a result of dioxin contamination discovered on portions of the site and has been the subject of remediation efforts by the prior owner. See discussion under Item 1 "Environmental/Regulatory Matters".

     As noted above, the Company intends to expand manufacturing, processing and distribution facilities at the Verona facility to cover specialty products and encapsulated choline products.

Item 3.  Legal Proceedings

         In 1982 the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company's site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation ("NYDEC") and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site. The cost for this clean-up and the related reports was approximately $164,000. Clean-up was completed in 1996, but NYDEC required the Company to monitor the site through 1999. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has recently been less than $5,000 per year.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

         (a)      Market Information.

         The Company's common stock is traded on the American Stock Exchange under the symbol BCP. The high and low closing prices for the common stock as recorded in the American Stock Exchange Market Statistical Reports for 2001 and 2000, for each quarterly period during the past two years were as follows:


---------------------------------------------------------------------
Quarterly Period                               High            Low
------------------------------------- -------------- ----------------
Ended March 31, 2001                  $        15.85  $         13.40
Ended June 30, 2001                            19.00            13.90
Ended September 30, 2001                       22.45            17.30
Ended December 31, 2001                        22.10            19.55
---------------------------------------------------------------------



---------------------------------------------------------------------
Quarterly Period                               High            Low
------------------------------------- -------------- ----------------
Ended March 31, 2000                  $         9.25  $          7.50
Ended June 30, 2000                            11.75             8.25
Ended September 30, 2000                       12.38            11.00
Ended December 31, 2000                        13.43            10.32
----------------------------------------------------------------------


         (b)      Record Holders.

         As of March 1, 2002, the approximate number of holders of record of the Company's common stock was as follows:

                  Title of Class            Number of Record Holders
                  --------------            ------------------------

         Common Stock, $.06-2/3 par value            241*

         *An unknown number of stockholders hold stock in street name. The total number of beneficial owners of the Company's common stock is estimated to be approximately 1,213.

         (c)      Dividends.

         The Company declared a dividend of $0.065 per share on the common stock during its fiscal year ended December 31, 2001.

Item 6.  Selected Financial Data

         Earnings per share and dividend amounts have been adjusted for the May 1998 three-for-two stock split (effected by means of a stock dividend).

                                                        (In thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                        2001(1)           2000             1999            1998             1997
---------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
----------------------------
Net sales                                  $      46,142   $      33,198    $      29,682   $      28,721    $      28,619
Earnings before income
     tax expense                                   8,369           5,996            4,905           4,628            4,227
Income tax expense                                 3,259           2,267            1,811           1,673            1,456
Net earnings                                       5,110           3,729            3,094           2,955            2,771
Basic net earnings per
     common share                                   1.10             .80              .64             .61              .58
Diluted net earnings per
     common share                                   1.05             .78              .63             .60              .57
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
At December 31,                                     2001            2000             1999            1998             1997
---------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
-------------------
Total assets                               $      44,477   $      23,222    $      22,030   $      22,648    $      17,593
Long-term debt                                    11,323               -            1,250           3,750            1,500
Other long-term
    obligations                                    1,345             362              606             841              890
Total stockholders' equity                        25,332          19,580           17,939          15,775           12,336
Dividends per share                        $        .065   $         .06    $         .05   $        .033    $        .033
---------------------------------------------------------------------------------------------------------------------------

         (1) The Selected Financial Data at December 31, 2001 and for the year then ended include the operating results, cash flows, assets and liabilities relating to the acquisition of certain assets and product lines of DCV, Inc. and its affiliate DuCoa L.P. from the date of acquisition (June 1, 2001) to December 31, 2001.

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

                    (Dollars in thousands, except share data)

Results of Operations:

Fiscal Year 2001 compared to Fiscal Year 2000

         Net sales for 2001 were $46,142 as compared with $33,198 for 2000, an increase of $12,944 or 39%. Net sales for the specialty products segment were $21,130 for 2001 as compared with $20,113 for 2000, an increase of $1,017 or 5%. Such increase is the result of favorable product mix of ethylene oxide related products and increased volumes sold of ethylene oxide related products during 2001. Net sales for the encapsulated / nutritional products segment were $18,312 for 2001 as compared with $13,085 for 2000, an increase of $5,227 or 40%. This increase was due principally to sales of human choline nutrients, a product line acquired as part of the June 1, 2001 acquisition of certain assets relating to the choline animal feed, human choline nutrient, and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P. Increased volumes sold into the domestic food and animal nutrition (Reashure(TM)) markets contributed significantly as well. Sales of Reashure(TM) continued to strengthen through growth from existing customers and from the addition of new customers and added distribution channels globally. The increases noted above were partially offset by a decline in sales to the specialty industrial market. The unencapsulated feed supplements segment sales, realized as a result of the above noted acquisition, were $6,700 for 2001.

         Gross margin percentage for 2001 was 39% as compared to 42% for 2000. Margins were affected by sales of lower margin feed products to the poultry and swine markets in the unencapsulated feed supplements segment. Margins for the specialty products segment were favorably affected by increased volumes sold of ethylene oxide related products and a more favorable mix of ethylene oxide and propylene oxide products sold. Margins improved in the encapsulated / nutritional products segment, a result of efficiencies realized from increased production and the mix of products sold during 2001.

         Operating expenses for 2001 increased to $9,771 from $8,103 for 2000, an increase of $1,668 or 21%. Total operating expenses as a percentage of sales were 21% for 2001 as compared to 24% for 2000. The increase in operating expenses was primarily the result of increased personnel in the area of sales, marketing, and research and development for the encapsulated / nutritional products segment. Total payroll expenses related to these and other administrative areas increased approximately $869 in 2001. In particular, additional sales personnel were added to support the animal nutrition business, additional research and application personnel have been added to support a more expansive research and development program for both human and animal markets and additional selling expenses were incurred as a result of the June 1, 2001 acquisition. During 2001 and 2000, the Company spent $1,631 and $1,069, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications. General and administrative expenses increased primarily due to an increase in costs associated with the Company's medical plan of approximately $213 and recruiting and relocation expenses of approximately $206, a result of the increases in personnel noted above.

         As a result of the foregoing, earnings from operations for 2001 were $8,155 as compared to $5,938 for 2000. Earnings from operations for the specialty products segment for 2001 were $6,612 as compared to $5,605 for 2000. Earnings from operations for the encapsulated / nutritional products segment for 2001 were $1,582 as compared to $333 for 2000. Earnings from operations of the unencapsulated feed supplements segment for 2001 was a slight loss of $39.

         Interest income for 2001 totaled $110 as compared to $106 for 2000. Interest expense for 2001 totaled $387 as compared to $48 for 2000, an increase of $339. Long-term debt, including the current portion, totaled $13,065 at December 31, 2001 as compared to no long-term debt at December 31, 2000, resulting in greater interest expense.

         Other income of $491 for 2001 represents proceeds received from the settlement of a class-action claim related to vitamin product antitrust litigation.

         The Company's effective tax rate increased from 38% to 39% in 2001 primarily due to additional state tax associated with the Verona Missouri based acquisition of certain assets and product lines.

         As a result of the foregoing, net earnings were $5,110 for 2001 as compared with $3,729 for 2000.

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

          Operating expenses for 2000 increased to $8,103 from $7,111 for 1999, an increase of $992 or 14%. The increase in operating expenses was primarily the result of an increase in advertising expense of approximately $207, an increase in travel related expenses of approximately $100 and an increase in payroll expense in the area of sales and marketing for the encapsulated products segment of approximately $450. In particular, additional sales personnel have been added to support the animal nutrition business. The Company expended $1,069 and $1,264 in 2000 and 1999, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated products segment for both food and animal feed applications. The decline in these research and development expenses is a result of the Company having completed the gathering of data for Reashure(TM) from university studies, commercial field trials and veterinarians in 1999.

         As a result of the foregoing, earnings from operations for 2000 were $5,938 as compared to $5,013 for 1999. Earnings from operations for the specialty products segment for 2000 was $5,605 as compared to $5,613 for 1999. Earnings from operations for the encapsulated products segment for 2000 was $333 as compared to a loss of $600 for 1999.

         Interest income for 2000 totaled $106 as compared to $68 for 1999. Interest expense for 2000 totaled $48 as compared to $179 for 1999, a decrease of $131. Long-term debt was eliminated in 2000 from $1,250 in 1999 resulting in lower interest expense.

         The Company's effective income tax rate was 38% for 2000 as compared with 37% for 1999 due principally to the effects of the Company's utilization of net operating loss carry-forwards for state income tax purposes in the second quarter of 1999.

         As a result of the foregoing, net earnings were $3,729 for 2000 as compared to $3,094 for 1999.


Liquidity and Capital Resources

         Cash flows from operating activities provided $3,222 for 2001 as compared with $5,953 for 2000. The decrease in cash flows from operating activities was due primarily to increased accounts receivable and increased inventory balances, a result of the Company having to invest working capital in its recently acquired business as more fully described above. The foregoing was partially offset by increased net earnings.

         Capital expenditures were $1,950 for 2001. Capital expenditures are projected to be approximately $8,000 for all of calendar year 2002. The Company is in the process of expanding the manufacturing, processing and distribution facilities at its recently acquired Verona, Missouri facility to enable it to handle operations for its specialty products and encapsulated choline products businesses. In addition, the Company has recently entered into a ten (10) year lease for approximately 20,000 square feet of office space. Following completion of construction, the office space is expected to serve as the Company's general offices and as laboratory facilities for the Company's encapsulated/nutritional products business. The costs of certain improvements to the Company's office space, up to $630, are to be funded by the landlord.

         In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2001, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2002. As of December 31, 2001, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 139,244 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

         On June 1, 2001, the Company and its principal bank entered into a Loan Agreement providing for a term loan of $13,500, the proceeds of which were used to fund the Verona, Missouri based acquisition. The term loan is payable in equal monthly installments beginning October 1, 2001 of principal totaling approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the term loan bears interest at LIBOR plus 1.25% (3.39% at December 31, 2001). Provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At December 31, 2001, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (3.14% at December 31, 2001). No amounts have been drawn on the Revolving Facility as of the date hereof. The revolving credit facility expires on May 31, 2002. Management expects the facility to be renewed in the normal course of business.

         Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

     As part of the June 1, 2001 acquisition of certain assets relating to the choline animal feed, human choline nutrient, and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P., the asset purchase agreement calls for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. No such contingent consideration has been earned or paid as of December 31, 2001. The first period to which such contingent consideration could be applicable is the twelve months ended June 30,2002.

     The Company also currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The amount recorded on the Company's balance sheet as of December 31,2001 for this obligation is $861. The postretirement plan is not funded.

         The Company's aggregate commitments under its Loan Agreement and noncancelable operating lease agreements (including the office space lease entered into in 2002 as described above) are as follows:

-----------------------------------------------------------------------------------
                             Loan                Operating                 Total
                           Agreement               Leases               Commitment
-----------------------------------------------------------------------------------
2002                 $       1,742          $       315           $        2,057
2003                         1,742                  392                    2,134
2004                         1,742                  319                    2,061
2005                         1,742                  245                    1,987
2006                         1,742                  245                    1,987
Thereafter                   4,355                  852                    5,207
-----------------------------------------------------------------------------------

     The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity.The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, necessary capital investments and the current portion of debt obligations; however, the Company would seek further bank loans or access to financial markets to fund operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Recently Issued Statements of Financial Accounting Standards:

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

         The Company adopted the provisions of SFAS No. 141 immediately and adopted SFAS No. 142 effective January 1, 2002.

         Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001.

         In connection with the transitional impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of January 1, 2002. Because of the extensive effort needed to comply with the adoption of SFAS No. 142, further evaluation is still needed to complete the transitional goodwill impairment test provisions, however preliminary indicators are that adoption of the new standards should not have a material effect on the consolidated financial statements. The assessment process will be completed no later than June 30, 2002 and the recording of any impairment loss will be completed as soon as possible but no later than the end of 2002. Any transitional impairment loss, if any, will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of December 31, 2001, the Company has unamortized goodwill in the amount of $6,404 and unamortized identifiable intangible assets in the amount of approximately $3,145, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expenses related to goodwill was $170 and $0 for years ended December 31, 2001 and 2000, respectively. In connection with the adoption of SFAS No. 142, managment has evaluated the Company's intangible assets and determined that the Company has no indefinite useful life intangibles. The Company has also evaluated the remaining useful lives of its intangible assets that will continue to be amortized and has determined that no revision to the useful lives will be required. Beginning January 1, 2002, in accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill. Although goodwill will no longer be systematically amortized, periodic reviews will need to be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

     In August 2001 the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required to adopt SFAS 144 effective January 1, 2002. The Company does not expect the adoption of SFAS 144 for long-lived assets held for sale to have a material impact on its consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on its financial statements with respect to future disposal decisions, if any.

Critical Accounting Policies:

         The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Use of Estimates
----------------

         Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

         Significant estimates underlying the accompanying consolidated financial statements include inventory valuation, allowance for doubtful accounts, useful lives of tangible and intangibles assets, fair market value estimates in purchase accounting and various other operating allowances and accruals.

Related Party Transactions:

         The Company is not engaged and has not engaged in related party transactions. All transactions of the Company have been at arms length.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk


         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of December 31, 2001, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.25%. A 100 basis point increase in interest rates, applied to the Company's borrowings at December 31, 2001, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $131. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

         Item 8.  Financial Statements and Supplementary Data

         Index to Financial Statements and Supplementary Financial Data:  Page

         Independent Auditors' Report                                      24

         Consolidated Balance Sheets as of
         December 31, 2001 and 2000                                        25

         Consolidated Statements of Earnings for the
         years ended December 31, 2001, 2000 and 1999                      27

         Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 2001, 2000 and 1999              28

         Consolidated Statements of Cash Flows
         for the years ended December 31, 2001, 2000 and 1999              29

         Notes to Consolidated Financial Statements
         for the years ended December 31, 2001, 2000 and 1999              30

         Supplementary Financial Information (unaudited)
         for the years ended December 31, 2001 and 2000                    48

         Financial Statement Schedule - Valuation and Qualifying
         Accounts for the years ended December 31, 2001, 2000 and 1999     49

Independent Auditors' Report


The Board of Directors and Stockholders
Balchem Corporation:

We have audited the accompanying consolidated balance sheets of Balchem Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule on valuation and qualifying accounts for the three year period ended December 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/KPMG LLP
-----------
KPMG LLP




Short Hills, New Jersey
February 14, 2002


                               BALCHEM CORPORATION
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
             (Dollars in thousands, except share and per share data)


                            Assets                             2001        2000
                            ------                           -------     -------
Current assets:
   Cash and cash equivalents                                 $ 3,120     $ 3,068
   Accounts receivable, net of allowance for doubtful
        accounts of $50 and $48 at
    December 31, 2001 and 2000, respectively                   7,130       5,044
   Inventories                                                 5,575       2,554
   Prepaid expenses                                              985         502
   Deferred income taxes                                         214         200
                                                             -------     -------
      Total current assets                                    17,024      11,368
                                                             -------     -------
Property, plant and equipment, net                            17,904       7,765
Intangibles assets, net                                        9,549       4,089
                                                             -------     -------
      Total assets                                           $44,477     $23,222
                                                             =======     =======

                                              BALCHEM CORPORATION
                                     Consolidated Balance Sheets, continued
                                           December 31, 2001 and 2000
                            (Dollars in thousands, except share and per share data)


                            Liabilities and Stockholders' Equity                           2001           2000
                            ------------------------------------                           ----           ----
Current liabilities:
    Trade accounts payable                                                              $  2,885      $    970
    Accrued compensation and other benefits                                                1,542         1,135
    Other accrued expenses                                                                  --             654
    Dividends payable                                                                        305           277
    Income taxes payable                                                                    --             208
    Current portion of  long-term debt                                                     1,742          --
    Current portion of other long-term obligations                                             3            36
                                                                                        --------      --------
       Total current liabilities                                                           6,477         3,280
                                                                                        --------      --------
Long-term debt                                                                            11,323          --
Deferred income taxes                                                                        351           225
Other long-term obligations                                                                  994           137
                                                                                        --------      --------
        Total liabilities                                                                 19,145         3,642
                                                                                        --------      --------
Stockholders' equity:
    Preferred stock, $25 par value. Authorized 2,000,000
       shares; none issued and outstanding                                                  --            --
    Common stock, $.0667 par value. Authorized 10,000,000 shares; 4,903,238 shares issued and 4,699,166 shares outstanding at December 31, 2001 and
      4,903,238 shares issued and 4,616,170 shares outstanding at December 31, 2000          327           327
    Additional paid-in capital                                                             3,387         3,082
    Retained earnings                                                                     23,773        18,968
    Treasury stock, at cost: 204,072 and 287,068 shares at December 31, 2001
      and 2000, respectively                                                              (2,155)       (2,797)
                                                                                        --------      --------
Total stockholders' equity                                                                25,332        19,580
                                                                                        --------      --------
Commitments and contingencies (note 12)
        Total liabilities and stockholders' equity                                      $ 44,477      $ 23,222
                                                                                        ========      ========

See accompanying notes to consolidated financial statements.


                               BALCHEM CORPORATION
                       Consolidated Statements of Earnings
                  Years Ended December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)


                                                 2001          2000          1999
                                              --------      --------      --------
Net sales                                     $ 46,142      $ 33,198      $ 29,682
Cost of sales                                   28,216        19,157        17,558
                                              --------      --------      --------
Gross profit                                    17,926        14,041        12,124
Operating expenses:
      Selling expenses                           4,380         3,914         3,082
      Research and development expenses          1,631         1,069         1,264
      General and administrative expenses        3,760         3,120         2,765
                                              --------      --------      --------
                                                 9,771         8,103         7,111

Earnings from operations                         8,155         5,938         5,013
Other expenses (income):
      Interest (income)                           (110)         (106)          (68)
      Interest expense                             387            48           179
      Other (income) expense - net                (491)         --              (3)
                                              --------      --------      --------
Earnings before income tax expense               8,369         5,996         4,905
      Income tax expense                         3,259         2,267         1,811
                                              --------      --------      --------
Net earnings                                  $  5,110      $  3,729      $  3,094
                                              ========      ========      ========
Basic net earnings per common share           $   1.10      $   0.80      $   0.64
                                              ========      ========      ========
Diluted net earnings per common share         $   1.05      $   0.78      $   0.63
                                              ========      ========      ========

See accompanying notes to consolidated financial statements.

                                                        BALCHEM CORPORATION
                                          Consolidated Statements of Stockholders' Equity
                                           Years Ended December 31, 2001, 2000 and 1999
                                      (Dollars in thousands, except share and per share data)

                                                                        Additional                                     Total
                                                  Common     Stock       Paid-in   Retained    Treasury   Stock    Stockholders'
                                                  Shares     Amount      Capital   Earnings     Shares    Amount      Equity
                                                ---------   ---------  ---------  ---------    -------   --------    ---------
Balance - December 31, 1998                     4,875,914  $     325  $   2,783  $  12,667          --   $      --    $  15,775
  Net earnings                                         --         --         --      3,094          --          --        3,094
 Dividends ($.05 per share)                            --         --         --       (245)         --          --         (245)
 Treasury shares purchased                             --         --         --         --    (128,400)       (943)        (943)
 Shares issued under employee benefit
    plans                                          19,927          2        124         --       4,420          30          156
 Grants of non-employee stock options                  --         --         60         --          --          --           60
 Shares issued under employee stock
    option plans                                    7,397         --         27         --       2,100          15           42
                                                ---------  ---------  ---------  ---------   ---------   ---------   ----------
 Balance - December 31, 1999                    4,903,238        327      2,994     15,516    (121,880)       (898)      17,939
 Net earnings                                          --         --         --      3,729        --          --          3,729
 Dividends ($.06 per share)                            --         --         --       (277)       --          --           (277)
 Treasury shares purchased                             --         --         --         --    (214,916)     (2,236)      (2,236)
 Shares issued under employee benefit
    plans                                              --         --         58         --      17,095         116          174
 Shares issued under stock option plans net of
      an income tax benefit of $77                     --         --         30         --      32,633         221          251
                                                ---------  ---------  ---------  ---------   ---------   ---------   ----------
 Balance - December 31, 2000                    4,903,238        327      3,082     18,968    (287,068)     (2,797)      19,580
 Net earnings                                          --         --         --      5,110          --          --        5,110
 Dividends ($.065 per share)                           --         --         --       (305)         --          --         (305)
 Shares issued under employee benefit
    plans                                              --         --        116         --      11,669          85          201
 Shares issued under stock option plans net of
      an income tax benefit of $235                    --         --        189         --      71,327         557          746
                                                ---------  ---------  ---------  ---------   ---------   ---------   ----------
 Balance - December 31, 2001                    4,903,238  $     327  $   3,387  $  23,773    (204,072)  $  (2,155)  $   25,332
                                                =========  =========  =========  =========   =========   =========   ==========

See accompanying notes to consolidated financial statements.

                                             BALCHEM CORPORATION
                                    Consolidated Statements of Cash Flows
                                 Years Ended December 31, 2001, 2000 and 1999
                                    (In thousands, except per share data)

                                                                               2001        2000        1999
                                                                            --------    --------    --------
Cash flows from operating activities:
    Net earnings                                                            $  5,110    $  3,729    $  3,094
    Adjustments to reconcile net earnings to
    net cash provided by operating  activities:
      Depreciation and amortization                                            2,621       2,015       2,028
      Non-employee stock compensation                                           --          --            60
      Income tax benefit from stock options exercised                            235          77        --
      Shares issued under employee benefit plans                                 201         174         156
      Deferred income tax (benefit) expense                                      112        (168)       (113)
      Provision for doubtful accounts                                             65          48        --
         Changes in assets and liabilities net of effects of acquisition:
           Accounts receivable                                                (2,149)     (1,111)       (698)
           Inventories                                                        (3,021)        194         127
           Prepaid expenses                                                     (452)         (1)        (25)
           Accounts payable and accrued expenses                                 637         936        (249)
           Income taxes payable                                                 (208)         77         329
           Other long-term obligations                                            71         (17)        (27)
                                                                            --------    --------    --------
              Net cash provided by operating activities                        3,222       5,953       4,682
                                                                            --------    --------    --------
Cash  flows from investing activities:
    Capital expenditures                                                      (1,950)       (881)       (602)
    Cash paid for product lines acquired                                     (14,259)       --          --
    Cash paid for intangibles assets acquired                                   (137)        (75)        (97)
                                                                            --------    --------    --------
               Net cash used in investing activities                         (16,346)       (956)       (699)
                                                                            --------    --------    --------
Cash  flows from  financing  activities:
    Proceeds from long-term debt                                              13,500        --          --
    Principal payments on long-term debt                                        (435)     (1,250)     (2,500)
    Proceeds from stock options and warrants exercised                           511         174          42
    Dividends paid                                                              (277)       (245)       (160)
    Purchase of treasury stock                                                  --        (2,236)       (943)
    Other financing activities                                                  (123)        (71)        (71)
                                                                            --------    --------    --------
               Net cash provided by (used in) financing activities            13,176      (3,628)     (3,632)
                                                                            --------    --------    --------
Increase in cash and cash equivalents                                             52       1,369         351
Cash and cash equivalents beginning of year                                    3,068       1,699       1,348
                                                                            --------    --------    --------
Cash and cash equivalents end of year                                       $  3,120    $  3,068    $  1,699
                                                                            ========    ========    ========


See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)


NOTE 1- BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
--------------------

Balchem Corporation ("Balchem", or the "Company"), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients for the food, feed and medical sterilization industries.

Principles of Consolidation
---------------------------

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

Revenue is recognized upon product shipment, passage of title and risk of loss.

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

Goodwill and Other Intangible Assets
------------------------------------

Goodwill is amortized on a straight line basis over a 20 year period. Other intangible assets are stated at cost and are amortized on a straight-line basis over the following estimated useful lives:


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

Use of Estimates
----------------

Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

Significant estimates underlying the accompanying consolidated financial statements include inventory valuation, allowance for doubtful accounts, useful lives and recoverability of tangible and intangibles assets, fair market value estimates in purchase accounting and various other operating allowances and accruals.

Fair Value of Financial Instruments
-----------------------------------

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2001 and 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS 133") which requires that all derivative financial instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes.

The implementation of this standard did not have a material effect on the Company's consolidated financial statements because the Company did not have any financial instruments entered into for trading or hedging purposes during the year-ended December 31, 2001, nor does the Company currently have any derivative financial instruments or derivative commodity instruments outstanding at December 31, 2001 and 2000.

Research and Development
------------------------

Research and development costs are expensed as incurred.

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

Impairment of Long-lived Assets
-------------------------------

Long-lived assets, including goodwill and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Net Earnings Per Common Share
-----------------------------

Basic net earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is calculated in a manner consistent with basic net earnings per common share except that the weighted average number of common shares outstanding also includes the dilutive effect of stock options outstanding (using the treasury stock method).

NOTE 2-INVENTORIES
------------------

Inventories at December 31, 2001 and 2000 consist of the following:

-----------------------------------------------------------
                                   2001            2000
-----------------------------------------------------------
Raw materials                 $     2,152     $      1,147
Finished goods                      3,423            1,407
-----------------------------------------------------------
  Total inventories           $     5,575     $      2,554
-----------------------------------------------------------

NOTE 3- PROPERTY, PLANT AND EQUIPMENT
-------------------------------------

Property, plant and equipment at December 31, 2001 and 2000 are summarized as follows:


--------------------------------------------------------------------------------
                                                        2001            2000
--------------------------------------------------------------------------------
Land                                               $       290     $         60
Building                                                 7,094            4,551
Equipment                                               18,804           10,913
Construction in Progress                                   902               98
--------------------------------------------------------------------------------
                                                        27,090           15,622
Less: Accumulated depreciation                           9,186            7,857
--------------------------------------------------------------------------------
   Net property, plant and equipment               $    17,904     $      7,765
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITION OF ASSETS
------------------------------

Effective as of June 1, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001 (the "Asset Purchase Agreement"), BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation, acquired certain assets, excluding accounts receivable and inventories, relating to the choline animal feed, human choline nutrient and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P., including DuCoa's manufacturing facility in Verona, Missouri, for a purchase price, including acquisition costs, of approximately $15,290, of which approximately $14,259 was paid in cash, with the balance reflecting the assumption by the Buyer of certain liabilities. The Buyer also assumed certain obligations of DuCoa for retiree medical benefits under the collective bargaining agreement covering various employees at the Verona facility. The acquisition was financed with a $13,500 term loan and approximately $759 in existing cash. The Asset Purchase Agreement also called for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. Such contingent consideration will be recorded as an additional cost of the acquired product lines. No such contingent consideration has been earned or paid as of December 31, 2001. Cost in excess of net assets acquired (goodwill) of approximately $6,562 is being amortized over 20 years and is included in intangible assets. The allocation of the purchase price of the acquisition has been assigned to the net assets acquired as follows:

----------------------------------------------------------------
                                          Fair Value Recorded
                                          in Purchase Accounting
----------------------------------------- ----------------------
Property, plant and equipment                $    9,518
Retiree Medical Obligation                         (821)
Other Receivable                                     31
----------------------------------------------------------------
Goodwill                                          6,562
----------------------------------------------------------------
Total Purchase Price                         $   15,290
Current Liabilities Assumed                      (1,031)
----------------------------------------------------------------
Total Cash Paid                              $   14,259
----------------------------------------------------------------

The above acquisition has been accounted for using the purchase method of accounting and, the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The consolidated financial statements include the results of operations of the acquired product lines from the date of purchase.

Pro Forma Summary of Operations:

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

--------------------------------------------------------------------------
                                                         Pro-Forma
                                                   Twelve Months Ended
                                                       December 31,
                                                  2001             2000
--------------------------------------------------------------------------
Net sales                                     $   54,866        $  52,431
Net earnings                                       4,482            3,253
Basic EPS                                            .96              .69
Diluted EPS                                          .92              .68

NOTE 5- INTANGIBLE ASSETS
-------------------------

Intangible assets at December 31, 2001 and 2000 consist of the following:

----------------------------------------------------------------------------
                                                    2001            2000
----------------------------------------------------------------------------
Customer lists                                 $      6,760    $      6,760
Goodwill                                              6,574              12
Re-registration costs                                   356             356
Covenants not to compete                                295             295
Patents                                                 293             215
Trademarks                                              148              90
Other                                                    76              23
----------------------------------------------------------------------------
                                                     14,503           7,751
----------------------------------------------------------------------------
Less: Accumulated amortization                        4,954           3,662
----------------------------------------------------------------------------
   Net intangible assets                       $      9,549    $      4,089
----------------------------------------------------------------------------


The Company has classified as goodwill the cost in excess of net assets acquired of acquired assets described in note 4 above. Goodwill is being amortized on a straight-line basis over twenty years.

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

NOTE 6 - LONG-TERM DEBT & CREDIT AGREEMENTS
-------------------------------------------

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. The Term Loan is payable, beginning October 1, 2001, in equal monthly installments of principal totaling approximately $145, together with accrued interest, and has a maturity date of June 1, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (3.39% at December 31, 2001). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At December 31, 2001, the Company was in compliance with all restrictive covenants contained in the Loan Agreement.

As of December 31, 2001, long-term debt matures as follows:

---------------------------
2002           $      1,742
2003                  1,742
2004                  1,742
2005                  1,742
2006                  1,742
2007                  1,742
2008                  1,742
2009                    871
---------------------------
Total          $     13,065
---------------------------

The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (3.14% at December 31, 2001). No amounts have been drawn on the Revolving Facility as of the date hereof. The revolving credit facility expires on May 31, 2002. Management expects the facility to be renewed in the normal course of business into 2003.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

There was no long-term debt outstanding at December 31, 2000.

NOTE 7 - INCOME TAXES
---------------------

Income tax expense (benefit) attributable to earnings before income tax expense consists of the following:

--------------------------------------------------------------------------------
                                      2001              2000              1999
--------------------------------------------------------------------------------
Current:
     Federal                    $     2,515       $     2,018       $     1,598
     State                              632               417               326
Deferred:
     Federal                             99              (149)             (102)
     State                               13               (19)              (11)
--------------------------------------------------------------------------------
Total income tax provision      $     3,259       $     2,267       $     1,811
--------------------------------------------------------------------------------

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 34% to earnings before income tax expense in 2001, 2000 and 1999 due to the following :

--------------------------------------------------------------------------------
                                          2001            2000           1999
--------------------------------------------------------------------------------
Income tax at Federal
     Statutory rate                  $     2,846     $     2,039    $     1,668
State income taxes, net of
     Federal income tax benefit              426             263            208
Other                                        (13)            (35)           (65)
--------------------------------------------------------------------------------
Total income tax provision           $     3,259     $     2,267    $     1,811
--------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 20008 are as follows:

--------------------------------------------------------------------------------
                                                        2001            2000
--------------------------------------------------------------------------------
Deferred tax assets:
     Amortization                                  $       667     $        504
     Inventories                                           122              121
     Deferred compensation                                  35               41
     Non-employee stock options                             99               99
     Other                                                  99               92
--------------------------------------------------------------------------------
          Total deferred tax assets                      1,022              857
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                        1,159              882
--------------------------------------------------------------------------------
          Total deferred tax liabilities                 1,159              882
--------------------------------------------------------------------------------
           Net deferred tax liability              $       137     $         25
--------------------------------------------------------------------------------

There is no valuation allowance for deferred tax assets at December 31, 2001 and 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2001, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2002. Since inception of its repurchase authorization, through December 31, 2001, the Company had repurchased 343,316 shares at an average cost of $9.26 per share for a total value of $3,179.

In June 1999, the Company adopted the Balchem Corporation 1999 Stock Plan (the "1999 Stock Plan") for officers, directors, directors emeritus and employees of and consultants to the Company and its subsidiaries. The 1999 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the plan, options and rights to purchase shares of the Company's common stock are granted at prices established at the time of grant. Option grants generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant for employees and are fully exercisable on the date of grant for directors. Other option grants are either fully exercisable on the date of grant or become exercisable thereafter in such installments as the Committee may specify. The 1999 Stock Plan reserves an aggregate of 600,000 shares of common stock for issuance under the Plan. The 1999 Stock Plan replaced the Company's incentive stock option plan (the "ISO Plan") and its non-qualified stock option plan (the "Non-Qualified Plan"), both of which expired on June 24, 1999. Unexercised options granted under the ISO Plan and the Non-Qualified Plan prior to such termination remain exercisable in accordance with their terms. Options granted under the ISO Plan generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant, and expire ten years from the date of grant. Options granted under the Non-Qualified Plan, generally vested on the date of grant, and expire ten years from the date of grant.

The Company applies APB Opinion No. 25 in accounting for employee and director stock options and, accordingly, when the exercise price of the options is equal to or greater than the fair value of the stock on date of grant, no compensation cost is recognized in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant dates for such stock options under SFAS No. 123, the Company's net earnings would have been as set forth below for the years ended December 31:

----------------------------------------------------------------------------
                                     2001            2000            1999
----------------------------------------------------------------------------
Net Earnings
     As Reported                $     5,110     $      3,729    $      3,094
     Pro forma                        4,814            3,465           2,971
Earnings per share
     As Reported - Basic        $      1.10     $        .80    $        .64
     Pro forma - Basic                 1.03              .74             .61
     As Reported - Diluted             1.05              .78             .63
     Pro forma - Diluted                .99              .73             .61
----------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of .50%, .52% and .46%; expected volatility of 49%, 54% and 48%; risk-free interest rates of 4.4%, 4.9% and 6.3%; and expected life of five years for 2001 and 2000 and six years for 1999, respectively. The weighted average fair values of options granted during the years 2001, 2000 and 1999 were $10.94, $7.23 and $4.66, respectively.

A charge to earnings and corresponding increase to additional paid-in capital of approximately $60 was recorded for options granted in 1999 to non-employees (including directors) in exchange for their services. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999: dividend yield of .46%; expected volatility of 48%; risk-free interest rates of 6.3%; and expected life of three years. The weighted average fair values of options granted during 1999 was $2.92.

A summary of stock option plan activity for 2001, 2000 and 1999 for all plans is as follows:

--------------------------------------------------------------------------------
                                                # of           Weighted Average
                    2001                       Shares           Exercise Price
------------------------------------------ --------------- ---------------------
Outstanding at beginning of year              441,797               $ 8.55
Granted                                       179,662                18.96
Exercised                                      71,327                 7.15
Terminated or expired                           5,760                 8.49
--------------------------------------------------------------------------------
Outstanding at end of year                    544,372               $12.17
--------------------------------------------------------------------------------
Exercisable at end of year                    326,972               $ 9.68
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                # of           Weighted Average
                    2000                       Shares           Exercise Price
--------------------------------------------------------------------------------
 Outstanding at beginning of year             427,322               $ 7.92
 Granted                                      103,711                11.42
 Exercised                                    (32,621)                5.32
 Terminated or expired                        (56,615)               10.87
--------------------------------------------------------------------------------
 Outstanding at end of year                   441,797               $ 8.55
--------------------------------------------------------------------------------
 Exercisable at end of year                   314,627               $ 8.51
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                # of           Weighted Average
                    1999                       Shares           Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year              363,972               $ 8.09
Granted                                        89,100                 6.79
Exercised                                      (9,497)                4.42
Terminated or expired                         (16,253)                7.62
--------------------------------------------------------------------------------
Outstanding at end of year                    427,322               $ 7.92
--------------------------------------------------------------------------------
Exercisable at end of year                    272,252               $ 7.78
--------------------------------------------------------------------------------

Information related to stock options outstanding under all plans at December 31, 2001 is as follows:

------------------------------------------------------------------------------------------------------------------
                                                    Options Outstanding                 Options Exercisable
                                                ------------------------------       -----------------------------
                                                Weighted Average
                                                   Remaining         Weighted                         Weighted
                                                   Contractual        Average                           Average
         Range of Exercise           Shares           Life            Exercise         Number          Exercise
             Prices                Outstanding                         Price         Exercisable         Price
-------------------------- ----------------- ------------------ --------------- ---------------- ----------------
          $ 2.45 - $ 9.00           177,130          6.4 years          $ 6.45          155,650           $ 6.45
            9.50 -  14.39           232,580          7.7 years           11.69          146,060            11.17
           15.10 -  21.35           134,662          9.8 years           20.52           25,262            20.96
-----------------------------------------------------------------------------------------------------------------
                                    544,372          7.8 years         $ 12.17          326,972           $ 9.68
-----------------------------------------------------------------------------------------------------------------

NOTE 9 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per share:


------------------------------------------------------------------------------------------------------------------
                                                                                     Number of
                                                                   Earnings            Shares           Per Share
                          2001                                   (Numerator)       (Denominator)          Amount
------------------------------------------------------------------------------------------------------------------
Basic EPS - Net  earnings  and  weighted  average  common
shares outstanding                                                  $5,110            4,660,922             $1.10

Effect of dilutive securities - stock options                                           186,555
                                                                                      ---------
Diluted EPS - Net earnings and  weighted  average  common
shares outstanding and effect of stock options
                                                                    $5,110            4,847,477             $1.05
------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
                                                                                     Number of
                                                                   Earnings            Shares           Per Share
                          2000                                   (Numerator)       (Denominator)          Amount
------------------------------------------------------------------------------------------------------------------
Basic EPS - Net  earnings  and  weighted  average  common
shares outstanding                                                  $3,729            4,683,355              $.80

Effect of dilutive securities - stock options                                            89,423
                                                                                      ---------
Diluted EPS - Net earnings and  weighted  average  common
shares outstanding and effect of stock options
                                                                    $3,729            4,772,778              $.78
------------------------------------------------------------------------------------------------------------------


                                                                                     Number of
                                                                   Earnings            Shares           Per Share
                          1999                                   (Numerator)       (Denominator)          Amount
------------------------------------------------------------------------------------------------------------------
Basic EPS - Net  earnings  and  weighted  average  common
shares outstanding                                                  $3,094            4,856,782              $.64

Effect of dilutive securities - stock options                                            30,049
                                                                                      ---------

Diluted EPS - Net earnings and  weighted  average  common
shares outstanding and effect of stock options
                                                                    $3,094            4,886,831              $.63
------------------------------------------------------------------------------------------------------------------


At December 31, 2001, the Company had 103,562 stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 - EMPLOYEE BENEFIT PLANS
--------------------------------

The Company sponsors a 401(k) savings plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company's common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $263 and $201 in 2001, $208 and $174 in 2000 and $186 and $156 in 1999, respectively.

The Company also currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility.

The actuarial and recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:
--------------------------------------------------------------------------------
                                                                            2001
--------------------------------------------------------------------------------
Service Cost with Interest to End of Year                              $     40
Interest Cost                                                                -
Expected Return on Assets                                                    -
Amortization of Transition Amount                                            -
Amortization of Prior Service Cost                                           -
Amortization of (Gain)/Loss                                                  -
--------------------------------------------------------------------------------
Net Periodic Postretirement Benefit Cost                               $     40
--------------------------------------------------------------------------------

Amounts recognized in consolidated balance sheet:
--------------------------------------------------------------------------------
                                                                            2001
--------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                          $   (950)
Fair Value of Plan Assets                                                    --
Funded Status                                                              (950)
Unrecognized Transition Obligation                                           --
Unrecognized Prior Service Cost                                              --
Unrecognized Net (Gain)/Loss                                                 89
--------------------------------------------------------------------------------
Accrued  Postretirement  Benefit Cost (included in other long-term
obligations)                                                           $    861
--------------------------------------------------------------------------------

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 12 percent in 2001 declining to 5.5 percent in 2009 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 by $138 and the net periodic postretirement benefit cost for 2001 by $11. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2001 by $129 and the net periodic postretirement benefit cost for 2001 by $10. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 2001.

NOTE 11 - BUSINESS CONCENTRATIONS
---------------------------------

A Specialty Products customer accounted for 11%, 13% and 16% of the Company's consolidated net sales for 2001, 2000 and 1999, respectively. This customer accounted for 11% and 10% of the Company's accounts receivable balance at December 31, 2001 and 2000, respectively. Approximately 8%, 9% and 9% of the Company's net sales consisted of sales outside the United States, predominately to Europe, for 2001, 2000 and 1999, respectively.

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customers' financial condition and credit histories. The majority of the Company's customers are major national or international corporations. International sales are mostly to companies in Europe.


NOTE 12 - LEASES
----------------

The Company leases most of its vehicles and office equipment under noncancelable operating leases, which expire at various times through 2004. Rent expense charged to operations under such lease agreements for 2001, 2000 and 1999 aggregated approximately $310, $326 and $335, respectively. Aggregate future minimum rental payments required under noncancelable operating leases at

December 31, 2001 are as follows:

---------------------------------------------
                Year
---------------------------------------------
                2002                   $ 192
                2003                     147
                2004                      74
---------------------------------------------
    Total minimum lease payments       $ 413

---------------------------------------------

In February, 2002, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space. Following completion of construction, the office space is expected to serve as the Company's general offices and as laboratory facilities for the Company's encapsulated/nutritional products business. Aggregate future minimum rental payments required under this and the above noted operating leases are as follows:

---------------------------------------------------
                Year
---------------------------------------------------
                2002                      $   315
                2003                          392
                2004                          319
                2005                          245
                2006                          245
             Thereafter                       852
---------------------------------------------------
    Total minimum lease payments          $ 2,368

---------------------------------------------------

NOTE 13 - SEGMENT INFORMATION
-----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. As a result of the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate, DuCoa L.P., the Company presently has three segments, specialty products, encapsulated / nutritional products and, the unencapsulated feed supplements segment. Products relating to choline animal feed for non-ruminant animals are primarily reported in the unencapsulated feed supplements segment. Human choline nutrient products and encapsulated products are reported in the encapsulated / nutritional products segment. They are managed separately because each business requires different technology and marketing strategies. The specialty products segment consists of three specialties: ethylene oxide, propylene oxide and methyl chloride. The encapsulated / nutritional products segment is in the business of encapsulating performance ingredients for use throughout the food and animal health industries for processing, mixing, packaging applications and nutritional fortification and for shelf-life improvement. The unencapsulated feed supplements segment is in the business of manufacturing and supplying choline chloride, an essential nutrient for animal health, to the poultry and swine industries. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications and are included in the encapsulated feed supplement segment. The Company sells products for all segments through its own sales force, independent distributors and sales agents. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.


Business Segment Net Sales:
--------------------------------------------------------------------------------------------------------
                                                        2001                2000               1999
--------------------------------------------------------------------------------------------------------
Specialty Products                               $     21,130        $     20,113       $     19,843
Encapsulated/Nutritional Products                      18,312              13,085              9,839
Unencapsulated Feed Supplements                         6,700                -                  -
--------------------------------------------------------------------------------------------------------
Total                                            $     46,142        $     33,198       $     29,682
--------------------------------------------------------------------------------------------------------


Business Segment Earnings (Loss):
--------------------------------------------------------------------------------------------------------
                                                        2001                2000               1999
--------------------------------------------------------------------------------------------------------
Specialty Products                               $      6,612        $      5,605       $      5,613
Encapsulated/Nutritional Products                       1,582                 333               (600)
Unencapsulated Feed Supplements                           (39)                  -                  -
Interest expense and other income (expense)
                                                          214                  58               (108)
--------------------------------------------------------------------------------------------------------
Earnings before income taxes                     $      8,369        $      5,996       $      4,905
--------------------------------------------------------------------------------------------------------


Depreciation/Amortization:
--------------------------------------------------------------------------------------------------------
                                                        2001                2000               1999
--------------------------------------------------------------------------------------------------------
Specialty Products                               $      1,587        $      1,666       $      1,706
Encapsulated/Nutritional Products                         373                 349                322
Unencapsulated Feed Supplements                           661               -                  -
--------------------------------------------------------------------------------------------------------
Total                                            $      2,621        $      2,015       $      2,028
--------------------------------------------------------------------------------------------------------



Business Segment Assets:
--------------------------------------------------------------------------------------------------------
                                                        2001                2000               1999
--------------------------------------------------------------------------------------------------------
Specialty Products                               $     11,074        $     11,679       $     12,680
Encapsulated/Nutritional Products                      10,798               7,442              6,527
Unencapsulated Feed Supplements                        18,181                -                  -
Other Unallocated                                       4,424               4,101              2,823
--------------------------------------------------------------------------------------------------------
Total                                            $     44,477        $     23,222       $     22,030
--------------------------------------------------------------------------------------------------------

Other unallocated assets consist of cash, prepaid expenses, deferred income taxes and other deferred charges, which the Company does not allocate to its individual business segments.

Expenditures for Segment Assets:
--------------------------------------------------------------------------------------------------------
                                                        2001                2000               1999
--------------------------------------------------------------------------------------------------------
Specialty Products                               $        414        $        516       $        256
Encapsulated/Nutritional Products                       1,175                 365                346
Unencapsulated Feed Supplements                           361                  --                 --
--------------------------------------------------------------------------------------------------------
Total                                            $      1,950        $        881       $        602
--------------------------------------------------------------------------------------------------------


Geographic Revenue Information:
--------------------------------------------------------------------------------------------------------
                                                        2001                2000               1999
--------------------------------------------------------------------------------------------------------
United States                                    $     42,606        $     30,187       $     26,970
Foreign Countries                                       3,536               3,011              2,712
--------------------------------------------------------------------------------------------------------
Total                                            $     46,142        $     33,198       $     29,682
--------------------------------------------------------------------------------------------------------


The Company has no foreign operations. Therefore, all long-lived assets are in the United States and revenue from foreign countries is based on customer ship-to address.

Note 14 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Cash paid during the year for:
----------------------------------------------------------------------
                               2001            2000            1999
----------------------------------------------------------------------
Income taxes              $     3,220     $      2,281    $     1,607
Interest                  $       387     $         47    $       174
----------------------------------------------------------------------

Non-cash financing activities:
----------------------------------------------------------------------
                               2001            2000            1999
----------------------------------------------------------------------
Dividends declared        $       305     $        277    $       245
----------------------------------------------------------------------

NOTE 15 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company adopted the provisions of SFAS No. 141 immediately and adopted SFAS No. 142 effective January 1, 2002.

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001.

In connection with the transitional impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of January 1, 2002. Because of the extensive effort needed to comply with the adoption of SFAS No. 142, further evaluation is still needed to complete the transitional goodwill impairment test provisions, however preliminary indicators are that adoption of the new standards should not have a material effect on the consolidated financial statements. The assessment process will be completed no later than June 30, 2002 and the recording of any impairment loss will be completed as soon as possible but no later than the end of 2002. Any transitional impairment loss, if any, will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of December 31, 2001, the Company has unamortized goodwill in the amount of $6,404 and unamortized identifiable intangible assets in the amount of approximately $3,145, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expenses related to goodwill was $170 and $0 for years ended December 31, 2001 and 2000, respectively. In connection with the adoption of SFAS No. 142, management has evaluated the company's intangible assets and determined that management has no indefinite useful life intangibles. Management has also evaluated the remaining useful lives of the company's intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required. Beginning January 1, 2002, in accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill. Although goodwill will no longer be systematically amortized, periodic reviews will need to be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

     In August 2001 the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required to adopt SFAS 144 effective January 1, 2002. The company does not expect the adoption of SFAS 144 for long-lived assets held for sale to have a material impact on its consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on its financial statements with respect to future disposal decisions, if any.


Supplementary Financial Information (unaudited):
(In thousands, except per share data)



-----------------------------------------------------------------------------------------------------------------------------
                                                  2001                                             2000
-----------------------------------------------------------------------------------------------------------------------------
                             First        Second       Third      Fourth      First        Second       Third      Fourth
                              Quarter     Quarter     Quarter     Quarter      Quarter     Quarter     Quarter     Quarter
-----------------------------------------------------------------------------------------------------------------------------
Net sales                       $ 8,024      10,189    $ 13,849    $ 14,080      $ 7,751     $ 7,849     $ 8,450     $ 9,148
Gross profit                      3,542       4,165       4,932       5,287        3,113       3,257       3,574       4,097
Earnings before
     Income taxes                 1,780       1,809       2,179       2,601        1,296       1,376       1,517       1,807
Net earnings                      1,113       1,148       1,308       1,541          809         847         984       1,089
Basic net earnings per
Common share                      $ .24       $ .25       $ .28       $ .33        $ .17       $ .18       $ .21       $ .24
Diluted net earnings
     per common share             $ .23       $ .24       $ .27       $ .31        $ .17       $ .18       $ .21       $ .23
-----------------------------------------------------------------------------------------------------------------------------


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                                         BALCHEM CORPORATION
                                                  Valuation and Qualifying Accounts
                                            Years Ended December 31, 2001, 2000 and 1999
                                                           (In thousands)

                                              Balance at          Charges to        Charges to
                                             Beginning of         Costs and           Other                              Balance at
 Description                                     Year             Expenses           Accounts           Deductins        End of Year
 -----------                                     ----             --------           --------           ---------        -----------
Allowance for doubtful accounts:
 Year ended December 31, 2001                     $ 48              $ 65                                $ (63) (a)          $ 50
 Year ended December 31, 2000                        -                48                 -                  -                 48
 Year ended December 31, 1999                        -                 -                 -                  -                  -


(a) represents write-offs.

PART III

Item 10. Directors and Executive Officers of the Registrant.

(a)      Directors of the Company.

         The required information is to be set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

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

Item 14. Exhibits and Reports on Form 8-K.

                  Exhibits:

         2.1 Asset Purchase Agreement, dated as of May 21, 2001, among BCP Ingredients, Inc. and DuCoa L.P., DCV, Inc. and DCV GPH, Inc. and certain related agreements (forms of which constitute Exhibits to the Asset Purchase Agreement) as executed. (The Disclosure Schedule identified throughout Asset Purchase Agreement, Schedule A to the Obligations Undertaking (list of contracts assumed by BCP Ingredients, Inc.) and the Power of Attorney and Security Agreement (referred to in Section 2.6 of the Asset Purchase Agreement) and Post-Closing Escrow Agreement (referred to in Sections 3.2.2 and 3.3.3 of the Asset Purchase Agreement), have been omitted. The Company agrees to furnish a copy of these documents on a supplemental basis to the Securities and Exchange Commission upon request.) (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K, dated June, 2001(the "2001 8-K".))

         3.1 Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")).

         3.2      Composite By-laws of the Company.

         4.1 Loan Agreement dated June 1, 2001 by and between Fleet National Bank and Balchem Corporation, Note dated June 1, 2001 from Balchem Corporation to Fleet National Bank, and Promissory Note (Revolving Line of Credit) dated June 1, 2001 from Balchem Corporation to Fleet National Bank (incorporated by reference to exhibit 4.1 to the 2001 8-K).

         4.2 Guaranty dated June 1, 2001 from BCP Ingredients, Inc. to Fleet National Bank (incorporated by reference to exhibit 4.2 to the 2001 8-K).

         4.3 Security Agreement dated June 1, 2001 from Balchem Corporation to Fleet National Bank (incorporated by reference to exhibit
                  4.3 to the 2001 8-K).

         4.4 Security Agreement dated June 1, 2001 from BCP Ingredients, Inc. to Fleet National Bank (incorporated by reference to exhibit 4.4 to the 2001 8-K).

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

         10.6 Agreements dated as of April 1, 1993, January 1, 1995 and April 25, 1997, as amended, between the Company and Dr. Charles McClelland (incorporated by reference to Exhibit 10.5 to the 1999 10-K).*

         10.7 Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation.

         21.      Subsidiaries of Registrant.

         23.1     Consent of KPMG LLP, Independent Auditors

         27.      Financial Data Schedule.

         * Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.


         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  March 28, 2002                       BALCHEM CORPORATION


                                                     By:/s/ Dino A. Rossi
                                                        -----------------
                                                     Dino A. Rossi, President,
                                                     Chief Executive Officer

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             By:/s/ Dino A. Rossi
                                                -----------------
                                             Dino A. Rossi, President,
                                             Chief Executive Officer, Principal
                                             Financial Officer and
                                             Director
                                             Date: March 28, 2002

                                             By:/s/ Francis J. Fitzpatrick
                                                --------------------------
                                             Francis J. Fitzpatrick, Controller
                                             Date: March 28, 2002

                                             By:/s/ John E. Beebe
                                                -----------------
                                             John E. Beebe, Director
                                             Date: March 28, 2002

                                             By:/s/ Francis X. McDermott
                                                ------------------------
                                             Francis X. McDermott, Director
                                             Date: March 28, 2002

                                             By:/s/ Kenneth P. Mitchell
                                                -----------------------
                                             Kenneth P. Mitchell, Director
                                             Date: March 28, 2002

                                             By:/s/ Israel Sheinberg
                                                --------------------
                                             Israel Sheinberg, Director
                                             Date: March 28, 2002

                                             By:/s/ Hoyt Ammidon, Jr.
                                                ---------------------
                                             Hoyt Ammidon, Jr., Director
                                             Date: March 28, 2002

                                  EXHIBIT INDEX

         PAGE
         NUMBER

                  Item 14.          Exhibits and Reports on Form 8-K.

                  Exhibits:

         2.1 Asset Purchase Agreement, dated as of May 21, 2001, among BCP Ingredients, Inc. and DuCoa L.P., DCV, Inc. and DCV GPH, Inc. and certain related agreements (forms of which constitute Exhibits to the Asset Purchase Agreement) as executed. (The Disclosure Schedule identified throughout Asset Purchase Agreement, Schedule A to the Obligations Undertaking (list of contracts assumed by BCP Ingredients, Inc.) and the Power of Attorney and Security Agreement (referred to in Section 2.6 of the Asset Purchase Agreement) and Post-Closing Escrow Agreement (referred to in Sections 3.2.2 and 3.3.3 of the Asset Purchase Agreement), have been omitted. The Company agrees to furnish a copy of these documents on a supplemental basis to the Securities and Exchange Commission upon request.) (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K dated June, 2001(the "2001 8-K".))

         3.1 Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")).

         3.2      Composite By-laws of the Company.

         4.1 Loan Agreement dated June 1, 2001 by and between Fleet National Bank and Balchem Corporation, Note dated June 1, 2001 from Balchem Corporation to Fleet National Bank, and Promissory Note (Revolving Line of Credit) dated June 1, 2001 from Balchem Corporation to Fleet National Bank (incorporated by reference to exhibit 4.1 to the 2001 8-K).

         4.2 Guaranty dated June 1, 2001 from BCP Ingredients, Inc. to Fleet National Bank (incorporated by reference to exhibit 4.2 to the 2001 8-K).

         4.3 Security Agreement dated June 1, 2001 from Balchem Corporation to Fleet National Bank (incorporated by reference to exhibit
                  4.3 to the 2001 8-K).

         4.4 Security Agreement dated June 1, 2001 from BCP Ingredients, Inc. to Fleet National Bank (incorporated by reference to exhibit 4.4 to the 2001 8-K).

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

         10.6 Agreements dated as of April 1, 1993, January 1, 1995 and April 25, 1997, as amended, between the Company and Dr. Charles McClelland (incorporated by reference to Exhibit 10.5 to the 1999 10-K).*

         10.7 Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation.

         21.      Subsidiaries of Registrant.

         23.1     Consent of KPMG LLP, Independent Auditors

         27.      Financial Data Schedule.

         * Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

                  (b)               Reports on Form 8-K.

                           No reports on Form 8-K were filed during the last
                  quarter of the year ended December 31, 2001.