Form 10-Q
period 2002-03-31
BALCHEM CORP
filed 2002-05-15
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)        Quarterly Report Pursuant to Section 13 or 15 (d) of
   [ X ]                     The Securities Exchange Act of 1934


                  For The Quarterly Period Ended March 31, 2002

                                       or

   [   ]          Transition Report Pursuant to Section 13 or 15(d) of
                           the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)


            Maryland                                          13-2578432
------------------------------------                   -------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification Number)


                    P.O. Box 175 Slate Hill, New York 10973
                -----------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                  845-355-5300
                        ---------------------------------
                         Registrant's telephone number,
                              including area code:


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                               Yes [ X ]     No [ ]


As of May 6, 2002 the registrant had 4,738,355 shares of its Common Stock, $.06 2/3 par value, outstanding.

 Part I. Financial Information
 Item 1. Financial Statements


                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                     March 31,
                                                       2002        December 31,
                                                    Unaudited          2001
                                                    ---------      ------------
Current assets:
  Cash and cash equivalents                          $ 4,565         $ 3,120
  Accounts receivable                                  7,388           7,130
  Inventories                                          4,949           5,575
  Prepaid expenses                                       633             985
  Deferred income taxes                                  219             214
                                                     -------         -------
     Total current assets                             17,754          17,024
                                                     -------         -------

Property, plant and equipment, net                    18,136          17,904
Goodwill                                               6,397           6,397
Intangibles and other assets, net                      2,891           3,152

                                                     -------         -------
     Total assets                                    $45,178         $44,477
                                                     =======         =======


See accompanying notes to condensed consolidated financial statements.

                                     BALCHEM CORPORATION
                       Condensed Consolidated Balance Sheets, continued
                        (Dollars in thousands, except per share data)

                                                                                   March 31,
                                                                                     2002        December 31,
                                                                                  Unaudited          2001
                                                                                  ---------      ------------
                            Liabilities and Stockholders' Equity
                            ------------------------------------
Current liabilities:
  Trade accounts payable and other accrued expenses                               $  2,533          $  2,885
  Accrued compensation and other benefits                                              917             1,542
  Dividends payable                                                                     --               305
  Income taxes payable                                                                 685                --
  Current portion of  long-term debt                                                 1,745             1,745
                                                                                  --------          --------
     Total current liabilities                                                       5,880             6,477
                                                                                  --------          --------

 Long-term debt                                                                     10,888            11,323
 Deferred income taxes                                                                 413               351
 Other long-term obligations                                                           979               994

                                                                                  --------          --------
     Total liabilities                                                              18,160            19,145
                                                                                  --------          --------

Stockholders' equity:
  Preferred stock, $25 par value. Authorized 2,000,000
   shares; none issued and outstanding
  Common stock, $.0667 par value. Authorized 10,000,000 shares; 4,903,238 shares issued and 4,723,249 shares outstanding at March 31, 2002 and
   4,903,238 shares issued and 4,699,166 shares outstanding at December 31, 2001       327               327
  Additional paid-in capital                                                         3,424             3,387
  Retained earnings                                                                 25,211            23,773
  Treasury stock, at cost: 179,989 and 204,072 shares at March 31, 2002 and
   December 31, 2001, respectively                                                  (1,944)           (2,155)
                                                                                  --------          --------
    Total stockholders' equity                                                      27,018            25,332

                                                                                  --------          --------
     Total liabilities and stockholders' equity                                   $ 45,178          $ 44,477
                                                                                  ========          ========

See accompanying notes to condensed consolidated financial statements.

                             BALCHEM CORPORATION
                Condensed Consolidated Statements of Earnings
                (In thousands, except earnings per share data)
                                 (unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                  2002              2001
                                                --------          --------
Net sales                                       $ 14,389          $  8,024

Cost of sales                                      9,095             4,482
                                                --------          --------

Gross profit                                       5,294             3,542

Operating expenses:
    Selling expenses                               1,406               988
    Research and development expenses                494               386
    General and administrative expenses              968               751
                                                --------          --------
                                                   2,868             2,125

                                                --------          --------
Earnings from operations                           2,426             1,417

Other expenses (income):
    Interest (income)                                (19)              (47)
    Interest expense                                 105                 8
    Other (income) expense - net                      --              (324)
                                                --------          --------

Earnings before income tax expense                 2,340             1,780

    Income tax expense                               902               667
                                                --------          --------

Net earnings                                    $  1,438          $  1,113
                                                ========          ========

Net earnings per common share - basic           $   0.31          $   0.24
                                                ========          ========

Net earnings per common share - diluted         $   0.29          $   0.23
                                                ========          ========


See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 2002            2001
                                                               -------          -------
                                                                       Unaudited
                                                                       ---------
Cash flows from operating activities:
  Net earnings                                                 $ 1,438            1,113

  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation and amortization                                 678              492
     Shares issued under employee benefit plans                     90               70
     Deferred income taxes                                          57              (28)
        Changes in assets and liabilities:
          Accounts receivable                                     (258)             780
          Inventories                                              626             (262)
          Prepaid expenses                                         352              125
          Accounts payable and accrued expenses                   (977)            (374)
          Income taxes payable                                     685              478
          Other long-term obligations                              (15)             (23)
                                                               -------          -------
             Net cash provided by operating activities           2,676            2,371
                                                               -------          -------

Cash  flows from investing activities:
  Capital expenditures                                            (830)            (443)
  Proceeds from sale of property, plant & equipment                194               --
  Cash paid for intangibles assets acquired                        (13)             (29)
                                                               -------          -------
             Net cash used in investing activities                (649)            (472)
                                                               -------          -------

Cash  flows from  financing  activities:
  Principal payments on long-term debt                            (435)              --
  Proceeds from stock options and warrants exercised               158               32
  Dividends paid                                                  (305)            (277)
                                                               -------          -------
             Net cash used in financing activities                (582)            (245)
                                                               -------          -------

Increase in cash and cash equivalents                            1,445            1,654

Cash and cash equivalents beginning of period                    3,120            3,068
                                                               -------          -------
Cash and cash equivalents end of period                        $ 4,565          $ 4,722
                                                               =======          =======

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2001 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements and notes, which appear in that report. References in this Report to the Company mean Balchem and/or its subsidiary BCP Ingredients, Inc., as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - PRIOR YEAR ACQUISITION
-------------------------------

As previously reported in June, 2001, effective as of June 1, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001 (the "Asset Purchase Agreement"), BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation, acquired certain assets of DCV, Inc. and its affiliate, DuCoa L.P. The results of operations of the product lines acquired have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. The Asset Purchase Agreement provides for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. Such contingent consideration will be recorded as an additional cost of the acquired product lines. No such contingent consideration has been earned or paid as of March 31, 2002.


Pro Forma Summary of Operations

The following unaudited pro forma information has been prepared as if the aforementioned acquisition had occurred on January 1, 2001 and does not include cost savings expected from the transaction. In addition to including the results of operations, the pro forma information gives effect primarily to interest on borrowings to finance the acquisition and changes in depreciation and amortization of tangible and intangible assets resulting from the acquisition.

The pro forma  information  presented  does not purport to be  indicative of the results that actually would have been attained if the aforementioned acquisition, and related financing transactions, had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

-----------------------------------------------------
                                     Pro-Forma
                                 Three Months Ended
                                   March 31, 2001
-----------------------------------------------------
Net sales                       $       13,505
Net earnings                             1,008
Basic EPS                                  .22
Diluted EPS                                .21
-----------------------------------------------------

NOTE 3 - INVENTORIES
--------------------

Inventories at March 31, 2002 and December 31, 2001 consist of the following:

-----------------------------------------------------------------------
                                          March 31,     December 31,
                                            2002            2001
-----------------------------------------------------------------------

Raw materials                        $      1,586      $      2,152
Finished goods                              3,363             3,423

-----------------------------------------------------------------------
         Total inventories           $      4,949      $      5,575
-----------------------------------------------------------------------


NOTE 4 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the earnings and shares used in calculating basic and diluted net earnings per share:


------------------------------------------------------- ----------------- -------------------- --------------
                                                                           Number of Shares
                                                             Income          (Denominator)       Per Share
Three months ended March 31, 2002                         (Numerator)                             Amount
------------------------------------------------------- ----------------- -------------------- --------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                             $1,438          4,714,418            $.31

Effect of dilutive securities - stock options                                    198,547
                                                                               ---------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                        $1,438          4,912,965            $.29
------------------------------------------------------- ----------------- -------------------- --------------

--------------------------------------------------------------------------------------------------------------
                                                                           Number of Shares
                                                             Income                              Per Share
Three months ended March 31, 2001                         (Numerator)       (Denominator)          Amount
--------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                             $1,113          4,621,518            $.24

Effect of dilutive securities - stock options                                    154,244
                                                                               ---------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options
                                                               $1,113          4,775,762            $.23
------------------------------------------------------- ----------------- -------------------- ---------------


At March 31, 2002, the Company had 110,062 stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.


NOTE 5 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and the unencapsulated feed supplements segment, a result of the aforementioned acquisition of certain assets of DCV, Inc. and its affiiliate, DuCoa L.P. Products relating to choline animal feed for non-ruminant animals are primarily reported in this segment. Human choline nutrient products (also relating to the aforementioned acquisition) and encapsulated products are reported in the encapsulated / nutritional products segment.


Business Segment Net Sales:

------------------------------------- -------------------------------------
                                                 Three Months Ended
                                                       March 31,
                                               2002                2001
---------------------------------------------------------------------------
Specialty Products                      $      5,345        $      5,182

Encapsulated/Nutritional Products              6,363               2,842

Unencapsulated Feed Supplements                2,681                  --
---------------------------------------------------------------------------
Total                                   $     14,389        $      8,024
---------------------------------------------------------------------------


Business Segment Earnings (Loss):

---------------------------------------------------------------------------
                                               Three Months Ended
                                                    March 31,
                                               2002                2001
---------------------------------------------------------------------------
Specialty Products                      $     1,718         $      1,481
Encapsulated/Nutritional
Products                                        906                  (64)
Unencapsulated Feed
Supplements                                    (198)                  --
Interest and other income
(expense)                                       (86)                 363
---------------------------------------------------------------------------
Earnings before income taxes            $     2,340         $      1,780
---------------------------------------------------------------------------

NOTE 6- SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

Cash paid during the three months ended March 31, 2002 and 2001 for income taxes and interest is as follows:

---------------------------------------------------
                       Three Months Ended
                             March 31,
                      2002                2001
---------------------------------------------------

Income taxes       $     39             $    223
Interest           $    105             $      8
---------------------------------------------------

NOTE 7 - COMMON STOCK
---------------------

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2001, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2002. Through March 31, 2002, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which 179,989 remain in treasury at March 31, 2002.

NOTE 8 - OTHER INCOME
---------------------

During the quarter ended March 31, 2001, the Company received proceeds of approximately $324 from the settlement of a class-action claim related to vitamin product antitrust litigation.


NOTE 9 - LONG TERM DEBT
-----------------------

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (3.08% at March 31, 2002). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At March 31, 2002, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.83% at March 31, 2002). No amounts have been drawn on the Revolving Facility as of the date hereof. The revolving credit facility expires on May 31, 2002. The Company intends to seek renewal of such facility.


Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This new standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

The Company adopted the provisions of SFAS No. 141 immediately and adopted SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001.

In connection with the transitional impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether goodwill and other intangible assets were impaired as of January 1, 2002. Because of the uncertainty, necessitated by the extensive effort needed to comply with the adoption of SFAS No. 142, further evaluation is needed to complete the transitional goodwill impairment test provisions of SFAS No. 142. However, the Company believes, based on its preliminary evaluation, that adoption of the new standard should not result in a material transitional impairment charge to the consolidated statement of earnings. The Company is required by this standard to complete the assessment process no later than June 30, 2002 and to record any impairment loss as soon as possible but no later than the end of 2002. Transitional impairment losses, if any, will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company expects to complete this process as required.

The Company had unamortized goodwill in the amount of $6,397 at March 31, 2002 and December 31, 2001, respectively, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Substantially all of the unamortized goodwill is a result of the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate, Ducoa L.P. and accordingly, there was no amortization expense related to goodwill for the first three months of 2001. Beginning
January 1, 2002, in accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill.

As of March 31, 2002 and December 31, 2001 the Company had identifiable intangible assets with a gross carrying value of approximately $7,943, and $7,930, respectively, less accumulated amortization of $5,052 and $4,778, respectively. Intangible assets at March 31, 2002 and December 31, 2001 consist of the following:


------------------------------------------------------------ -----------------------------
                                 Amortization period
                                      (in years)        March 31, 2002   December 31, 2001
------------------------------------------------------------------------------------------
Customer lists                            10              $  6,760           $  6,760
Re-registration costs                     10                   356                356
Covenants not to compete                   5                   295                295
Patents                                   17                   306                293
Trademarks                                17                   148                148
Other                                      5                    78                 78
------------------------------------------------------------------------------------------
                                                             7,943              7,930
------------------------------------------------------------------------------------------
Less: Accumulated amortization                               5,052              4,778
------------------------------------------------------------------------------------------
   Net intangible assets                                  $  2,891           $  3,152
------------------------------------------------------------------------------------------

Amortization of identifiable intangible assets was approximately $274 for the first three months of 2002. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization for the twelve months ended December 31, 2002 and the next two succeeding years is approximately $1,100 per year, approximately $671 in the third succeeding year and approximately $26 in the fourth succeeding year. At March 31, 2002, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangibles and other assets" in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2002.

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and such adoption had no effect on the Company's consolidated financial statements for the quarter ended March 31, 2002.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

     This  Report  contains  forward-looking  statements,  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The actions and performance of the Company could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

     The Company is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, feed and medical sterilization industries. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and the unencapsulated feed supplements segment, a result of the June 1, 2001 acquisition of certain assets of DCV, Inc. and its affiliate, DuCoa L.P described in item 1 of this report. Products relating to choline animal feed for non-ruminant animals are primarily reported in this segment. Human choline nutrient products and encapsulated products are reported in the encapsulated / nutritional products segment.


Results of Operations:

Three months ended March 31, 2002 as compared with three months ended March 31,
-------------------------------------------------------------------------------
2001
----

     Net sales for the three months ended March 31, 2002 were $14,389 as compared with $8,024 for the three months ended March 31, 2001, an increase of $6,365 or 79%. Net sales for the specialty products segment were $5,345 for the three months ended March 31, 2002 as compared with $5,182 for the three months ended March 31, 2001, an increase of $163 or 3%. This increase was due principally to greater sales volumes of ethylene oxide products and propylene oxide products during the quarter ended March 31, 2002. Net sales for the encapsulated / nutritional products segment were $6,363 for the three months ended March 31, 2002 as compared with $2,842 for the three months ended March 31, 2001, an increase of $3,521 or 124%. Sales of the core encapsulates business (before giving effect to the June 1, 2001 acquisition), increased 70.9% based on growth in the domestic food, animal nutrition and industrial application markets. When combined with sales of human choline products (the latter product line having been derived from the 2001 acquisition), growth of 124% for the entire encapsulated/nutritional products segment was achieved. The growth in sales to the domestic food market is the result of increased volumes sold which can be attributed principally to new products and new applications to both existing and new customers. Sales of Reashure(TM) continued to strengthen through growth from existing customers and from the addition of new customers and added distribution channels globally. Net sales of $2,681 were realized in the unencapsulated feed supplements segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products.


     Gross margin percentage for the three months ended March 31, 2002 was 37% as compared to 44% for the three months ended March 31, 2001. Margins were unfavorably affected by increased sales of lower margin feed products to the poultry and swine markets in the unencapsulated feed supplements segment. Margins for the specialty products segment were favorably affected by increased volumes sold of ethylene oxide related products and a more favorable mix of ethylene oxide and propylene oxide products sold. Margins were unfavorably affected by the mix of products sold in the encapsulated / nutritional products segment.


     Operating expenses for the three months ended March 31, 2002 increased to $2,868 from $2,125 for the three months ended March 31, 2001, an increase of $743 or 35%. Total operating expenses as a percentage of sales were 20% for the three months ended March 31, 2002 as compared to 27% for the three months ended March 31, 2001. The increase in operating expenses was primarily the result of increased personnel in the area of sales, marketing, and research and development for the encapsulated / nutritional products segment. Total payroll expenses related to these and other administrative areas increased approximately $436 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. In particular, additional sales personnel were added to support the animal nutrition business, additional research and application personnel have been added to support a more expansive research and development program for both human and animal markets and additional selling expenses were incurred as a result of the June 1, 2001 acquisition. During the three months ended March 31, 2002 and the three months ended March 31, 2001, the Company spent $494 and $386, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications. General and administrative expenses increased primarily due to an increase in payroll related costs associated with the addition of support personnel and an increase in costs associated with the Company's medical plan. Effective January 1, 2002, the Company adopted Financial Accounting Standard ("FAS") No. 142, which required companies to discontinue the amortization of goodwill and other intangible assets with indefinite useful lives. The adoption of this standard did not have an effect on the comparability of the first quarter 2002 operating results when compared to the first quarter of 2001.


     As a result of the foregoing, earnings from operations for the three months ended March 31, 2002 were $2,426 as compared to $1,417 for the three months ended March 31, 2001. Earnings from operations for the specialty products segment for the three months ended March 31, 2002 were $1,718 as compared to $1,481 for the three months ended March 31, 2001. Earnings from operations for the encapsulated / nutritional products segment for the three months ended March 31, 2002 were $906 as compared to a loss of $64 for the three months ended March 31, 2001. The unencapsulated feed supplements segment incurred a loss from operations for the three months ended March 31, 2002 of $198.

     Interest income for the three months ended March 31, 2002 totaled $19 as compared to $47 for the three months ended March 31, 2001. Interest expense for the three months ended March 31, 2002 totaled $105 as compared to $8 for the three months ended March 31, 2001, an increase of $97. Long-term debt, including the current portion, totaled $12,630 at March 31, 2002 as compared to no long-term debt at March 31, 2001, resulting in greater interest expense.

     Other income of $324 for the three months ended March 31, 2001 represents proceeds received from the settlement of a class-action claim related to vitamin product antitrust litigation.


     The Company records its interim tax provision based upon its estimated effective tax rate for the year, which is presently expected to be approximately 38.5%. The increased rate from 37.5% for the three months ended March 31, 2001, to 38.5% for the three months ended March 31, 2002, was primarily due to additional state tax associated with the Verona, Missouri based acquisition of certain assets and product lines.


     As a result of the foregoing, net earnings were $1,438 for the three months ended March 31, 2002 as compared with $1,113 for the three months ended March 31, 2001.


Liquidity and Capital Resources


     Cash flows from operating activities provided $2,676 for the three months ended March 31, 2002 as compared with $2,371 for the three months ended March 31, 2001. The increase in cash flows from operating activities was due primarily to increased net earnings, decreased inventory balances and increased income taxes payable. The foregoing was partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

     Capital expenditures were $830 for the three months ended March 31, 2002. Capital expenditures are projected to be approximately $8,000 for all of calendar year 2002. The Company is in the process of expanding the manufacturing, processing and distribution facilities at its recently acquired Verona, Missouri facility to enable it to handle operations for its specialty products and encapsulated choline products businesses. In addition, the Company has recently entered into a ten (10) year lease for approximately 20,000 square feet of office space. Following completion of construction, the office space is expected to serve as the Company's general offices and as a laboratory facility. The costs of certain leasehold improvements to the Company's office space, up to $630, are to be funded by the landlord.


     In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2001, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2002. As of March 31, 2002, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 163,327 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

     On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (3.08% at March 31, 2002). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At March 31, 2002, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.83% at March 31, 2002). No amounts have been drawn on the Revolving Facility as of the date hereof. The revolving credit facility expires on May 31, 2002. The Company intends to seek renewal of such facility.


     Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.


     As part of the June 1, 2001 acquisition of certain assets relating to the choline animal feed, human choline nutrient, and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P., the asset purchase agreement calls for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. No such contingent consideration has been earned or paid as of March 31, 2002. The first period to which such contingent consideration could be applicable is the twelve month period ending June 30, 2002.


     The Company also currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The amount recorded on the Company's balance sheet as of March 31, 2002 for this obligation is $861. The postretirement plan is not funded.

     The  Company's   aggregate   commitments   under  its  Loan  Agreement  and
noncancelable operating lease agreements (including the office space lease entered into in 2002 as described above) are as follows:

---------------------------------------------------------------------
                       Loan           Operating           Total
                     Agreement          Leases          Commitment
---------------------------------------------------------------------
2002                 $  1,307          $  292           $  1,599
2003                    1,742             392              2,134
2004                    1,742             319              2,061
2005                    1,742             245              1,987
2006                    1,742             245              1,987
Thereafter              4,355             852              5,207
---------------------------------------------------------------------

     The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity.

     The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, necessary capital investments and the current portion of debt obligations; however, the Company would seek further bank loans or access to financial markets to fund operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.


Recently Issued Statements of Financial Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003.


Critical Accounting Policies

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

     The Company's significant accounting policies are described in Note 1 of the December 31, 2001 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

         Use of Estimates:
         -----------------

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

     Significant estimates underlying the accompanying consolidated financial statements include inventory valuation, allowance for doubtful accounts, useful lives of tangible and intangibles assets and various other operating allowances and accruals.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk


     In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of March 31, 2002, the Company's only outstanding borrowings were under a bank term loan, which bears interest at LIBOR plus 1.25%. A 100 basis point increase in interest rates, applied to the Company's borrowings at March 31, 2002, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $126. The Company believes that its exposure to market risk relating to interest rate risk is not material.


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

                No Reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BALCHEM CORPORATION
                                               -------------------



                                               By: /s/ Dino A. Rossi
                                                   -----------------------------
                                                   Dino A. Rossi, President,
                                                   Chief Executive Officer and
                                                   Principal Financial Officer

         Date: May 15, 2002