Form 10-Q
period 2002-06-30
BALCHEM CORP
filed 2002-08-14
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)        Quarterly Report Pursuant to Section 13 or 15 (d) of
   [X]            The Securities Exchange Act of 1934


                  For The Quarterly Period Ended June 30, 2002

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

           Maryland                                     13-2578432
------------------------------------     ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

  P.O. Box 175 Slate Hill, New York                             10973
----------------------------------------                 -----------------------
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

                           Yes  [X]                          No  [ ]

As of August 12, 2002 the registrant had 4,764,430 shares of its Common Stock, $.06 2/3 par value, outstanding.

Item 1. Financial Statements

                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                  June 30,
                                                    2002         December 31,
                                                 Unaudited          2001
                                                 ----------         ----
Current assets:
Cash and cash equivalents                         $ 2,848          $ 3,120
Accounts receivable                                 8,306            7,130
Inventories                                         5,237            5,575
Prepaid expenses                                      663              985
Deferred income taxes                                 221              214
                                                  -------          -------
Total current assets                               17,275           17,024
                                                  -------          -------

Property, plant and equipment, net                 21,175           17,904

Goodwill                                            6,397            6,397
Intangibles and other assets, net                   2,684            3,152
                                                  -------          -------
Total assets                                      $47,531          $44,477
                                                  =======          =======

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                Condensed Consolidated Balance Sheets, continued
                  (Dollars in thousands, except per share data)



                                                                                   June 30,
                                                                                     2002        December 31,
                                                                                   Unaudited        2001
                                                                                   ---------        ----
                            Liabilities and Stockholders' Equity
                            ------------------------------------
 Current liabilities:
   Current portion of  long-term debt                                               $  1,745       $  1,745
   Trade accounts payable and other accrued expenses                                   3,316          2,885
   Accrued compensation and other benefits                                               943          1,542
   Dividends payable                                                                      --            305
   Income taxes payable                                                                  236             --
                                                                                    --------       --------
       Total current liabilities                                                       6,240          6,477
                                                                                    --------       --------

 Long-term debt                                                                       10,452         11,323
 Deferred income taxes                                                                   462            351
 Other long-term obligations                                                             975            994
                                                                                    --------       --------
       Total liabilities                                                              18,129         19,145
                                                                                    --------       --------

Stockholders' equity:
  Preferred stock, $25 par value. Authorized 2,000,000
    shares; none issued and outstanding
  Common stock, $.0667 par value. Authorized 10,000,000 shares; 4,903,238 shares issued and 4,751,215 shares outstanding at June 30, 2002 and
    4,903,238 shares issued and 4,699,166 shares outstanding at December 31, 2001        327            327
  Additional paid-in capital                                                           3,322          3,387
  Retained earnings                                                                   27,416         23,773
    Treasury stock, at cost: 152,023 and 204,072 shares at June 30, 2002 and
    December 31, 2001, respectively                                                   (1,663)        (2,155)
                                                                                    --------       --------
  Total stockholders' equity                                                          29,402         25,332

       Total liabilities and stockholders' equity                                   $ 47,531       $ 44,477
                                                                                    ========       ========

See accompanying notes to condensed consolidated financial statements.

                     BALCHEM CORPORATION
        Condensed Consolidated Statements of Earnings
            (In thousands, except per share data)
                         (unaudited)


                                                    Three Months Ended                   Six Months Ended
                                                         June 30,                             June 30,
                                                  2002              2001              2002              2001
                                                  ----              ----              ----              ----

Net sales                                       $ 15,668          $ 10,189          $ 30,057          $ 18,213

Cost of sales                                      9,104             6,024            18,199            10,506
                                                --------          --------          --------          --------

Gross profit                                       6,564             4,165            11,858             7,707

Operating expenses:
  Selling expenses                                 1,400             1,022             2,806             2,010
  Research and development expenses                  515               392             1,009               778
  General and administrative expenses                985               908             1,953             1,659
                                                --------          --------          --------          --------
                                                   2,900             2,322             5,768             4,447

                                                --------          --------          --------          --------
Earnings from operations                           3,664             1,843             6,090             3,260

Other expenses (income):
  Interest (income)                                   (7)              (33)              (26)              (81)
  Interest expense                                   100                67               205                76
  Other (income) expense - net                        --                --                --              (324)
                                                --------          --------          --------          --------

Earnings before income tax expense                 3,571             1,809             5,911             3,589

  Income tax expense                               1,366               661             2,268             1,328
                                                --------          --------          --------          --------

Net earnings                                    $  2,205          $  1,148          $  3,643          $  2,261
                                                ========          ========          ========          ========

Net earnings per common share - basic           $   0.46          $   0.25          $   0.77          $   0.49
                                                ========          ========          ========          ========

Net earnings per common share - diluted         $   0.45          $   0.24          $   0.74          $   0.47
                                                ========          ========          ========          ========


See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                    2002              2001
                                                                                    ----              ----
                                                                                          Unaudited

Cash flows from operating activities:
  Net earnings                                                                    $  3,643          $  2,261

  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                   1,375             1,072
     Shares issued under employee benefit plans                                        143               112
     Deferred income taxes                                                             104               (57)
     Provision for doubtful accounts                                                    40
       Changes in assets and liabilities net of effects of acquisition:
         Accounts receivable                                                        (1,216)             (891)
         Inventories                                                                   338            (1,561)
         Prepaid expenses                                                              322                93
         Accounts payable and accrued expenses                                        (168)             (461)
         Income taxes payable                                                          236                38
         Other long-term obligations                                                   (19)              (10)
                                                                                  --------          --------
           Net cash provided by operating activities                                 4,798               596
                                                                                  --------          --------

Cash flows from investing activities:
     Capital expenditures                                                           (4,306)             (739)
     Proceeds from sale of property, plant & equipment                                 209                --
     Cash paid for product lines acquired                                               --           (14,243)
     Cash paid for intangibles assets acquired                                         (81)              (65)
                                                                                  --------          --------
          Net cash used in investing activities                                     (4,178)          (15,047)
                                                                                  --------          --------

Cash flows from  financing  activities:
     Proceeds from long-term debt                                                       --            13,500
     Principal payments on long-term debt                                             (871)               --
     Proceeds from stock options and warrants exercised                                284               205
     Dividends paid                                                                   (305)             (277)
     Purchase of treasury stock                                                         --               (26)
     Other financing activities                                                         --               (89)
                                                                                  --------          --------
          Net cash used in financing activities                                       (892)           13,313
                                                                                  --------          --------

Decrease in cash and cash equivalents                                                 (272)           (1,138)

Cash and cash equivalents beginning of period                                        3,120             3,068
                                                                                  --------          --------
Cash and cash equivalents end of period                                           $  2,848          $  1,930
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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - PRIOR YEAR ACQUISITION
-------------------------------

As previously reported in June, 2001, effective as of June 1, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001 (the "Asset Purchase Agreement"), BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation, acquired certain assets of DCV, Inc. and its affiliate, DuCoa L.P. The results of operations of the product lines acquired have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. The Asset Purchase Agreement provides for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. Such contingent consideration will be recorded as an additional cost of the acquired product lines. No such contingent consideration has been earned or paid as of June 30, 2002. The first period to which such contingent consideration could be applicable is the twelve month period ending June 30, 2002.

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

--------------------------------------------------------------------
                                                Pro-Forma
                                             Six Months Ended
                                               June 30, 2001
--------------------------------------------------------------------
Net sales                                     $      26,937
Net earnings                                          1,977

Basic EPS                                               .43
Diluted EPS                                             .41
--------------------------------------------------------------------

NOTE 3 - INVENTORIES
--------------------
Inventories at June 30, 2002 and December 31, 2001 consist of the following:

--------------------------------------------------------------------------------
                                              June 30, 2002    December 31, 2001
--------------------------------------------------------------------------------

Raw materials                                 $       1,792      $      2,152

Finished goods                                        3,445             3,423

--------------------------------------------------------------------------------
         Total inventories                    $       5,237      $      5,575
--------------------------------------------------------------------------------


NOTE 4 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the earnings and shares used in calculating basic and diluted net earnings per share:

-------------------------------------------------------------------------------------------------------------
                                                             Income        Number of Shares     Per Share
Three months ended June 30, 2002                          (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------

Basic EPS - Net earnings and weighted average common
shares outstanding                                           $2,205            4,744,512           $.46

Effect of dilutive securities - stock options                                    209,864
                                                                               ---------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                      $2,205            4,954,376           $.45
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
                                                             Income        Number of Shares     Per Share
Three months ended June 30, 2001                          (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                           $1,148            4,637,649           $.25

Effect of dilutive securities - stock options                                    178,150
                                                                                 -------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                      $1,148            4,815,799           $.24
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
                                                             Income        Number of Shares     Per Share
Six months ended June 30, 2002                            (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                           $3,643            4,732,007           $.77

Effect of dilutive securities - stock options                                    204,205
                                                                               ---------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                      $3,643            4,936,212           $.74
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
                                                             Income         Number of Shares    Per Share
Six months ended June 30, 2001                            (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                           $2,261            4,629,583           $.49

Effect of dilutive securities - stock options                                    166,197
                                                                               ---------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                      $2,261            4,795,780           $.47
-------------------------------------------------------------------------------------------------------------



At June 30, 2002, the Company had no stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

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

Business Segment Net Sales:

-------------------------------------------------------------------------------------------------------
                                              Three Months Ended             Six Months Ended
                                                  June 30,                       June 30,
                                            2002            2001           2002            2001
-------------------------------------------------------------------------------------------------------
Specialty Products                        $ 5,474         $ 5,428         $10,819         $10,610

Encapsulated/Nutritional Products           7,750           3,977          14,113           6,819

Unencapsulated Feed Supplements             2,444             784           5,125             784
-------------------------------------------------------------------------------------------------------
Total                                     $15,668         $10,189         $30,057         $18,213
=======================================================================================================


Business Segment Earnings (Loss):

-------------------------------------------------------------------------------------------------------
                                            Three Months Ended                Six Months Ended
                                                 June 30,                         June 30,
                                           2002            2001            2002             2001
-------------------------------------------------------------------------------------------------------
Specialty Products                        $ 1,905         $ 1,646         $ 3,623         $ 3,127

Encapsulated/Nutritional Products           1,770             209           2,676             145

Unencapsulated Feed Supplements               (11)            (12)           (209)            (12)

Interest and other income (expense)           (93)            (34)           (179)            329
-------------------------------------------------------------------------------------------------------

Earnings before income taxes              $ 3,571         $ 1,809         $ 5,911         $ 3,589
=====================================================================================================


NOTE 6- SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

Cash paid during the six months ended June 30, 2002 and 2001 for income taxes and interest is as follows:

                        Six Months Ended
                            June 30,
                      2002           2001
-----------------------------------------------
Income taxes         $1,805         $1,338
Interest             $  205         $   76
===============================================

NOTE 7 - COMMON STOCK
---------------------

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Through June 30, 2002, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which 152,023 remain in treasury at June 30, 2002. In June 2002, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2003.

NOTE 8 - OTHER INCOME
---------------------

During the six months ended June 30, 2001, the Company received proceeds of approximately $324 from the settlement of a class-action claim related to vitamin product antitrust litigation.


NOTE 9 - LONG TERM DEBT
-----------------------

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (3.09% and 4.95% at June 30, 2002 and 2001, respectively). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At June 30, 2002, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.84% and 4.70% at June 30, 2002 and 2001, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2003. The Company intends to seek renewal of such facility.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.


NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization.

The Company adopted SFAS No. 142 as of January 1, 2002. As required by SFAS 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations consisted of three reporting units and determined each reporting unit's fair value and compared it to the reporting unit's net book value. As of June 30, 2002, the Company's reporting units' fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further transitional impairment tests. The Company plans to perform its impairment test each December 31 in the future.

The Company had unamortized goodwill in the amount of $6,397 at June 30, 2002 and December 31, 2001, respectively, subject to the provisions of SFAS Nos. 141 and 142. Substantially all of the unamortized goodwill is a result of the aforementioned June 1, 2001 acquisition of certain assets of DCV, Inc. and its affiliate, Ducoa L.P. Such goodwill has been allocated to the Company's reporting units as follows: Specialty Products totaling $5,118 and Encapsulated/Nutritional Products totaling $1,279. Adoption of SFAS 142 did not have an effect on the comparability of the first six months of 2002 operating results when compared to the first six months of 2001 and thus no proforma financial information is presented.

As of June 30, 2002 and December 31, 2001 the Company had identifiable intangible assets with a gross carrying value of approximately $7,692, and $7,930, respectively, less accumulated amortization of $5,008 and $4,778, respectively. Intangible assets at June 30, 2002 consist of the following:

----------------------------------------------------------------------------------------
                                                       Gross
                             Amortization period      Carrying         Accumulated
                                   (in years)          Amount          Amortization
----------------------------------------------------------------------------------------

Customer lists                         10              $6,760              $4,628
Re-registration costs                  10                 356                 282
Patents                                17                 345                  81
Trademarks                             17                 173                  10
Other                                   5                  58                   7
----------------------------------------------------------------------------------------
                                                       $7,692              $5,008
========================================================================================


Amortization of identifiable intangible assets was approximately $549 for the first six months of 2002. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ended December 31, 2002 and the next succeeding year is approximately $1,100 per year, approximately $683 in the third succeeding year and approximately $27 in the fourth succeeding year. At June 30, 2002, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangibles and other assets" in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2002.

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and such adoption had no effect on the Company's consolidated financial statements for the six months ended June 30, 2002.

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


Results of Operations:

Three months ended June 30, 2002 as compared with three months ended June 30,
-----------------------------------------------------------------------------
2001
----

     Net sales for the three months ended June 30, 2002 were $15,668 as compared with $10,189 for the three months ended June 30, 2001, an increase of $5,479 or 53.8%. Net sales for the specialty products segment were $5,474 for the three months ended June 30, 2002 as compared with $5,428 for the three months ended June 30, 2001, an increase of $46 or 0.8%. Net sales for the encapsulated / nutritional products segment were $7,750 for the three months ended June 30, 2002 as compared with $3,977 for the three months ended June 30, 2001, an increase of $3,773 or 94.9%. Sales of the core encapsulates business (before giving effect to the June 1, 2001 acquisition), increased 60.8% based on growth in the domestic food, animal nutrition and industrial application markets. When combined with sales of human choline products (the latter product line having been derived from the 2001 acquisition), growth of 94.9% for the entire encapsulated/nutritional products segment was achieved. The growth in sales to the domestic food market is principally the result of increased volumes sold which can be attributed principally to new products and new applications to both existing and new customers. Sales of Reashure(TM) continued to strengthen through growth from existing customers and from the addition of new customers and added distribution channels globally. Net sales of $2,444 were realized in the unencapsulated feed supplements segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products.

     Gross margin percentage for the three months ended June 30, 2002 was 41.9% as compared to 40.9% for the three months ended June 30, 2001. Margins in the encapsulated / nutritional products segment were favorably affected by increased production and the mix of products sold. Margins for the specialty products segment were favorably affected by increased production volumes of the Company's products utilizing ethylene oxide in their respective production processes. Margins were unfavorably affected by increased sales of lower margin feed products to the poultry and swine markets in the unencapsulated feed supplements segment.

     Operating expenses for the three months ended June 30, 2002 increased to $2,900 from $2,322 for the three months ended June 30, 2001, an increase of $578 or 24.9%. However, total operating expenses as a percentage of sales were 18.5% for the three months ended June 30, 2002 as compared to 22.8% for the three months ended June 30, 2001. The increase in operating expenses was primarily the result of increased advertising expense and increased personnel in the area of sales and marketing, and research for the encapsulated / nutritional products segment . Total payroll expenses related to these and other administrative areas increased approximately $168 for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. In particular, additional sales personnel were added to support the animal nutrition business and additional selling expenses were incurred as a result of the June 1, 2001 acquisition. During the three months ended June 30, 2002 and the three months ended June 30, 2001, the Company spent $515 and $392, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications. General and administrative expenses increased primarily due to an increase in professional fees.

     As a result of the foregoing, earnings from operations for the three months ended June 30, 2002 were $3,664 as compared to $1,843 for the three months ended June 30, 2001. Earnings from operations for the specialty products segment for the three months ended June 30, 2002 were $1,905 as compared to $1,646 for the three months ended June 30, 2001. Earnings from operations for the encapsulated / nutritional products segment for the three months ended June 30, 2002 were $1,770 as compared to $209 for the three months ended June 30, 2001. The unencapsulated feed supplements segment incurred a loss from operations for the three months ended June 30, 2002 of $11 as compared to $12 for the three months ended June 30, 2001.

         Interest income for the three months ended June 30, 2002 totaled $7 as compared to $33 for the three months ended June 30, 2001. Interest expense for the three months ended June 30, 2002 totaled $100 as compared to $67 for the three months ended June 30, 2001, an increase of $33.

         The Company records its interim tax provision based upon its estimated effective tax rate for the year, which is presently expected to be approximately 38.4%. The increased rate was primarily due to additional state tax associated with the June 1, 2001 acquisition of certain assets of DCV, Inc. and its affiliate, DuCoa L.P.

     As a result of the foregoing, net earnings were $2,205 for the three months ended June 30, 2002 as compared with $1,148 for the three months ended June 30, 2001.

Six months ended June 30, 2002 as compared with six months ended June 30, 2001
------------------------------------------------------------------------------

     Net sales for the six months ended June 30, 2002 were $30,057 as compared with $18,213 for the six months ended June 30, 2001, an increase of $11,844 or 65.0%. Net sales for the specialty products segment were $10,819 for the six months ended June 30, 2002 as compared with $10,610 for the six months ended June 30, 2001, an increase of $209 or 2.0%. Net sales for the encapsulated / nutritional products segment were $14,113 for the six months ended June 30, 2002 as compared with $6,819 for the six months ended June 30, 2001, an increase of $7,294 or 107.0%. Sales of the core encapsulates business (before giving effect to the June 1, 2001 acquisition), increased 65.1% based on growth in the domestic food, animal nutrition and industrial application markets. When combined with sales of human choline products (the latter product line having been derived from the 2001 acquisition), growth of 107.0% for the entire encapsulated/nutritional products segment was achieved. The growth in sales to the domestic food market is principally the result of increased volumes sold which can be attributed principally to new products and new applications to both existing and new customers. Sales of Reashure(TM) continued to strengthen through growth from existing customers and from the addition of new customers and added distribution channels globally. Net sales of $5,125 were realized in the unencapsulated feed supplements segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products.

     Gross margin percentage for the six months ended June 30, 2002 was 39.5% as compared to 42.3% for the six months ended June 30, 2001. Margins were unfavorably affected principally by increased sales of lower margin feed products to the poultry and swine markets in the unencapsulated feed supplements segment. Margins in the encapsulated / nutritional products segment were favorably affected by increased production and the mix of products sold. Margins for the specialty products segment were favorably affected by increased production volumes of the Company's products utilizing ethylene oxide in their respective production processes.

     Operating expenses for the six months ended June 30, 2002 increased to $5,768 from $4,447 for the six months ended June 30, 2001, an increase of $1,321 or 29.7%. However, total operating expenses as a percentage of sales were 19.2% for the six months ended June 30, 2002 as compared to 24.4% for the six months ended June 30, 2001. The increase in operating expenses was primarily the result of increased advertising expense and increased personnel in the area of sales and marketing, for the encapsulated / nutritional products segment. Total payroll expenses related to these and other administrative areas increased approximately $621 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. In particular, additional sales personnel were added to support the animal nutrition business, additional research and application personnel have been added to support a more expansive research and development program for both human and animal markets and additional selling expenses were incurred as a result of the June 1, 2001 acquisition. During the six months ended June 30, 2002 and the six months ended June 30, 2001, the Company spent $1,009 and $778, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications. General and administrative expenses increased primarily due to an increase in payroll related costs associated with the addition of support personnel and an increase in professional fees.

     As a result of the foregoing, earnings from operations for the six months ended June 30, 2002 were $6,090 as compared to $3,260 for the six months ended June 30, 2001. Earnings from operations for the specialty products segment for the six months ended June 30, 2002 were $3,623 as compared to $3,127 for the six months ended June 30, 2001. Earnings from operations for the encapsulated / nutritional products segment for the six months ended June 30, 2002 were $2,676 as compared to $145 for the six months ended June 30, 2001. The unencapsulated feed supplements segment incurred a loss from operations for the six months ended June 30, 2002 of $209 as compared to $12 for the six months ended June 30, 2001.

     Interest income for the six months ended June 30, 2002 totaled $26 as compared to $81 for the six months ended June 30, 2001. Interest expense for the six months ended June 30, 2002 totaled $205 as compared to $76 for the six months ended June 30, 2001, an increase of $129.

     The Company records its interim tax provision based upon its estimated effective tax rate for the year, which is presently expected to be approximately 38.4%.

     As a result of the foregoing, net earnings were $3,643 for the six months ended June 30, 2002 as compared with $2,261 for the six months ended June 30, 2001.


Liquidity and Capital Resources

     Working capital amounted to $11,035 at June 30, 2002 as compared to $10,547 at December 31, 2001, an increase of $488. Cash flows from operating activities provided $4,798 for the six months ended June 30, 2002 as compared with $596 for the six months ended June 30, 2001. The increase in cash flows from operating activities was due primarily to increases in net earnings, depreciation, prepaid expenses, income taxes payable and a reduction in inventory. The foregoing was partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

     Capital expenditures were $4,306 for the six months ended June 30, 2002. Capital expenditures are projected to be approximately $8,000 for all of calendar year 2002. The Company is in the process of expanding the manufacturing, processing and distribution facilities at its recently acquired Verona, Missouri facility to enable it to handle operations for its specialty products and encapsulated choline products businesses. In addition, the Company has entered into a ten (10) year lease for approximately 20,000 square feet of office space. Following completion of construction, the office space is expected to serve as the Company's general offices and as a laboratory facility. The costs of certain leasehold improvements to the Company's office space, up to $630, are to be funded by the landlord.

     In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. As of June 30, 2002, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 191,293 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. In June 2002, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2003. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

     On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (3.09% and 4.95% at June 30, 2002 and 2001, respectively). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At June 30, 2002, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.84% and 4.70% at June 30, 2002 and 2001, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The revolving credit facility expires on May 31, 2003. The Company intends to seek renewal of such facility.

     Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

     As part of the June 1, 2001 acquisition of certain assets relating to the choline animal feed, human choline nutrient, and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P., the asset purchase agreement calls for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. No such contingent consideration has been earned or paid as of June 30, 2002. The first period to which such contingent consideration could be applicable is the twelve month period ending June 30, 2002.

     The Company also currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The amount recorded on the Company's balance sheet as of June 30, 2002 for this obligation is $861. The postretirement plan is not funded.

     The  Company's   aggregate   commitments   under  its  Loan  Agreement  and
noncancelable operating lease agreements (including the office space lease entered into in 2002 as described above) as of June 30, 2002 are as follows:

---------------------------------------------------------------------------------------
                                    Loan              Operating             Total
                                  Agreement            Leases             Commitment
---------------------------------------------------------------------------------------
2002 (balance of year)              $1,307              $  292              $1,599
2003                                 1,742                 392               2,134
2004                                 1,742                 319               2,061
2005                                 1,742                 245               1,987
2006                                 1,742                 245               1,987
Thereafter                           4,355                 852               5,207
=======================================================================================

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

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds SFAS 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS also rescinds SFAS 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company does not expect that the adoption of SFAS 145 will have a material effect on the Company's financial position or results of operations.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) and nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. This statement has no effect on the Company as it is now constituted.


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

     The Company's significant accounting policies are described in Note 1 of the December 31, 2001 Annual Report on Form 10-K. There were no changes to the Company's critical accounting policies during the six-months ended June 30, 2002. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of June 30, 2002, the Company's only outstanding borrowings were under a bank term loan, which bears interest at LIBOR plus 1.25%. A 100 basis point increase in interest rates, applied to the Company's borrowings at June 30, 2002, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $122. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

Part II.          Other Information


Item 6.           Exhibits and Reports on Form 8-K

         Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------
                  Exhibit 4.1.1 Amendment to Agreements No.3, dated as of May 23, 2002, relating to Loan Agreement dated June 1, 2001 by and between Fleet National Bank and Balchem Corporation.


         (b)      Reports on Form 8-K
                  -------------------

                  No Reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

                                                     BALCHEM CORPORATION
                                                     -------------------



                                             By:     /s/ Dino A. Rossi
                                                     ---------------------------
                                                     Dino A. Rossi, President,
                                                     Chief Executive Officer and
                                                     Principal Financial Officer

Date: August 14, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Balchem Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dino A. Rossi, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Dino A. Rossi
-----------------
Dino A. Rossi
Chief Executive Officer
August 14, 2002



This certification accompanies the above-described Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Balchem Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis J. Fitzpatrick, Corporate Controller of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Francis J. Fitzpatrick
---------------------------
Francis J. Fitzpatrick
Corporate Controller
August 14, 2002


This certification accompanies the above-described Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION

4.1.1 Amendment to Agreement No. 3, dated as of the above-described May 23, 2002, relating to Loan Agreement dated June 1, 2001 by and between Fleet National Bank and Balchem Corporation.