Form 10-Q
period 2002-09-30
BALCHEM CORP
filed 2002-11-13
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)        Quarterly Report Pursuant to Section 13 or 15 (d) of
   [X]            The Securities Exchange Act of 1934


                For The Quarterly Period Ended September 30, 2002

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

                     Yes  [X]                          No  [ ]

As of November 5, 2002 the registrant had 4,769,397 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
 Item 1. Financial Statements




                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)



                                                 September 30,      December 31,
                                                     2002              2001
                                                    -------           -------
                                                   Unaudited
Current assets:
Cash and cash equivalents                           $ 3,395           $ 3,120
Accounts receivable                                   7,569             7,130
Inventories                                           5,815             5,575
Prepaid expenses                                        423               985
Deferred income taxes                                   223               214
                                                    -------           -------
Total current assets                                 17,425            17,024
                                                    -------           -------

Property, plant and equipment, net                   23,732            17,904

Goodwill                                              6,397             6,397
Intangibles and other assets, net                     2,458             3,152

                                                    -------           -------
Total assets                                        $50,012           $44,477
                                                    =======           =======


See accompanying notes to unaudited condensed consolidated financial statements

                               BALCHEM CORPORATION
                Condensed Consolidated Balance Sheets, continued
                  (Dollars in thousands, except per share data)



                                                                                     September 30,     December 31,
                                                                                        2002              2001
                                                                                      --------          --------
                                                                                     Unaudited

                            Liabilities and Stockholders' Equity
 Current liabilities:
 Current portion of  long-term debt                                                   $  1,745          $  1,745
 Trade accounts payable and other accrued expenses                                       3,559             2,885
 Accrued compensation and other benefits                                                 1,470             1,542
 Dividends payable                                                                          --               305
                                                                                      --------          --------
 Total current liabilities                                                               6,774             6,477
                                                                                      --------          --------

 Long-term debt                                                                         10,013            11,323
 Deferred income taxes                                                                     451               351
 Other long-term obligations                                                               970               994

                                                                                      --------          --------
 Total liabilities                                                                      18,208            19,145
                                                                                      --------          --------

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000                                        --                --
shares; none issued and outstanding
Common stock, $.0667 par value. Authorized 10,000,000 shares; 4,903,238 shares issued and 4,768,133 shares outstanding at September 30, 2002 and
4,903,238 shares issued and 4,699,166 shares outstanding at December 31, 2001              327               327
Additional paid-in capital                                                               3,394             3,387
Retained earnings                                                                       29,570            23,773
Treasury stock, at cost: 135,105 and 204,072 shares at September 30, 2002 and
 December 31, 2001, respectively                                                        (1,487)           (2,155)
                                                                                      --------          --------
Total stockholders' equity                                                              31,804            25,332

                                                                                      --------          --------
 Total liabilities and stockholders' equity                                           $ 50,012          $ 44,477
                                                                                      ========          ========



See accompanying notes to unaudited condensed consolidated financial statements

                       BALCHEM CORPORATION
          Condensed Consolidated Statements of Earnings
              (In thousands, except per share data)
                           (unaudited)

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                                2002           2001           2002           2001
                                              --------       --------       --------       --------
 Net sales                                    $ 15,784       $ 13,849       $ 45,842       $ 32,062

 Cost of sales                                   9,786          8,917         27,986         19,423
                                              --------       --------       --------       --------

 Gross profit                                    5,998          4,932         17,856         12,639

 Operating expenses:
 Selling expenses                                1,341          1,211          4,147          3,221
 Research and development expenses                 437            459          1,446          1,237
 General and administrative expenses               816          1,077          2,769          2,736
                                              --------       --------       --------       --------
                                                 2,594          2,747          8,362          7,194

                                              --------       --------       --------       --------
 Earnings from operations                        3,404          2,185          9,494          5,445

 Other expenses (income):
 Interest (income)                                  (5)            (7)           (31)           (88)
 Interest expense                                   96            180            301            256
 Other (income) expense - net                       --           (167)            --           (491)
                                              --------       --------       --------       --------

 Earnings before income tax expense              3,313          2,179          9,224          5,768

 Income tax expense                              1,159            871          3,427          2,199
                                              --------       --------       --------       --------

 Net earnings                                 $  2,154       $  1,308       $  5,797       $  3,569
                                              ========       ========       ========       ========

 Net earnings per common share - basic        $   0.45       $   0.28       $   1.22       $   0.77
                                              ========       ========       ========       ========

 Net earnings per common share - diluted      $   0.43       $   0.27       $   1.17       $   0.74
                                              ========       ========       ========       ========

See accompanying notes to unaudited condensed consolidated financial statements

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                        2002           2001
                                                                      --------       --------
                                                                             Unaudited
                                                                             ---------
Cash flows from operating activities:
Net earnings                                                          $  5,797       $  3,569

Adjustments to reconcile net earnings to
net cash provided by operating  activities:
Depreciation and amortization                                            2,084          1,842
Shares issued under employee benefit plans                                 201            162
Deferred income taxes                                                       91            (99)
Provision for doubtful accounts                                             40             --
Changes in assets and liabilities net of effects of acquisition:
Accounts receivable                                                       (479)        (2,315)
Inventories                                                               (240)        (2,022)
Prepaid expenses                                                           562            347
Accounts payable and accrued expenses                                      602            (75)
Income taxes payable                                                        --             45
Other long-term obligations                                                (24)           (15)
                                                                      --------       --------
Net cash provided by operating activities                                8,634          1,439
                                                                      --------       --------

Cash  flows from investing activities:
 Capital expenditures                                                   (7,337)        (1,194)
 Proceeds from sale of property, plant & equipment                         239             --
 Cash paid for product lines acquired                                       --        (14,512)
 Cash paid for intangibles assets acquired                                (120)           (92)
                                                                      --------       --------
Net cash used in investing activities                                   (7,218)       (15,798)
                                                                      --------       --------

Cash  flows from  financing  activities:
Proceeds from long-term debt                                                --         13,500
Principal payments on long-term debt                                    (1,310)            --
Proceeds from stock options and warrants exercised                         474            480
Dividends paid                                                            (305)          (277)
Purchase of treasury stock                                                  --             --
Other financing activities                                                  --           (108)
                                                                      --------       --------
Net cash (used in) provided by financing activities                     (1,141)        13,595
                                                                      --------       --------

Increase (decrease) in cash and cash equivalents                           275           (764)

Cash and cash equivalents beginning of period                            3,120          3,068
                                                                      --------       --------
Cash and cash equivalents end of period                               $  3,395       $  2,304
                                                                      ========       ========


See accompanying notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2001 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements and notes, which appear in that report. References in this Report to the Company mean Balchem and/or its subsidiary BCP Ingredients, Inc., as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - PRIOR YEAR ACQUISITION
-------------------------------

As previously reported in June, 2001, effective as of June 1, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001 (the "Asset Purchase Agreement"), BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation, acquired certain assets of DCV, Inc. and its affiliate, DuCoa L.P. The results of operations of the product lines acquired have been included in the accompanying consolidated financial statements of the Company from the date of acquisition. The Asset Purchase Agreement provides for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. Such contingent consideration will be recorded as an additional cost of the acquired product lines. No such contingent consideration has been earned or paid as of September 30, 2002.

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

--------------------------------------------------------------------------
                                                   Pro-Forma
                                               Nine Months Ended
                                               September 30, 2001
--------------------------------------------------------------------------

Net sales                                        $     40,786
Net earnings                                            3,283
Basic EPS                                                 .71
Diluted EPS                                               .68
--------------------------------------------------------------------------

NOTE 3 - INVENTORIES
--------------------

Inventories at September 30, 2002 and December 31, 2001 consist of the following:

--------------------------------------------------------------------------------
                                         September 30,       December 31,
                                             2002               2001
--------------------------------------------------------------------------------
Raw materials                           $      2,025        $      2,152
Finished goods                                 3,790               3,423
--------------------------------------------------------------------------------
         Total inventories              $      5,815        $      5,575
--------------------------------------------------------------------------------


NOTE 4 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the earnings and shares used in calculating basic and diluted net earnings per share:

-------------------------------------------------------------------------------------------------------------
                                                                            Number of Shares
                                                             Income            Per Share
Three months ended September 30, 2002                     (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                            $2,154            4,766,662           $.45

Effect of dilutive securities - stock options                                    204,197
                                                                               ---------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                      $2,154            4,970,859           $.43
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                            Number of Shares
                                                             Income            Per Share
Three months ended September 30, 2001                     (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
 average common shares outstanding                           $1,308            4,676,670            $.28

Effect of dilutive securities - stock options                                    201,070
                                                                               ---------

Diluted EPS - Net earnings and
weighted average common shares outstanding and
effect of stock options                                      $1,308            4,877,740            $.27
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                            Number of Shares
                                                             Income            Per Share
Nine months ended September 30, 2002                      (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                            $5,797            4,743,559           $1.22

Effect of dilutive securities - stock options                                    204,202
                                                                               ---------
Diluted EPS - Net earnings and
weighted average common shares outstanding and
effect of stock options                                      $5,797            4,947,761           $1.17
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                            Number of Shares
                                                             Income            Per Share
Nine months ended September 30, 2001                      (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                            $3,569            4,648,636            $.77

Effect of dilutive securities - stock options                                    177,822
                                                                               ---------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                      $3,569            4,826,458            $.74
-------------------------------------------------------------------------------------------------------------

At September 30, 2002, the Company had no stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 5 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments, specialty products, encapsulated/nutritional products and the unencapsulated feed supplements segment, a result of the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate, DuCoa L.P. Products relating to choline animal feed for non-ruminant animals are primarily reported in this segment. Human choline nutrient products (also relating to the aforementioned acquisition) and encapsulated products are reported in the encapsulated/nutritional products segment.

Business Segment Net Sales:

------------------------------------------------------------------------------------------
                                            Three Months Ended         Nine Months Ended
                                               September 30,            September 30,
                                             2002         2001         2002         2001
------------------------------------------------------------------------------------------
Specialty Products                         $ 5,468      $ 5,275      $16,287      $15,885
Encapsulated/Nutritional
Products                                     7,668        5,534       21,781       12,353
Unencapsulated Feed
Supplements                                  2,648        3,040        7,774        3,824
------------------------------------------------------------------------------------------
Total                                      $15,784      $13,849      $45,842      $32,062
------------------------------------------------------------------------------------------

Business Segment Earnings (Loss):

--------------------------------------------------------------------------------------------
                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                           2002         2001          2002          2001
--------------------------------------------------------------------------------------------
Specialty Products                       $ 1,676       $ 1,589       $ 5,299       $ 4,717
Encapsulated/Nutritional Products          1,776           620         4,452           765
Unencapsulated Feed
Supplements                                  (48)          (24)         (257)          (37)
Interest and other income
(expense)                                    (91)           (6)         (270)          323
                                         -------       -------       -------       -------
Earnings before income taxes
                                         $ 3,313       $ 2,179       $ 9,224       $ 5,768
                                         -------       -------       -------       -------


NOTE 6- SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

Cash paid during the nine months ended September 30, 2002 and 2001 for income taxes and interest is as follows:

-----------------------------------------------------
                              Nine Months Ended
                               September 30,
                          2002                2001
-----------------------------------------------------

Income taxes           $   3,287          $   2,238
Interest               $     290          $     254
-----------------------------------------------------

NOTE 7 - COMMON STOCK
---------------------

In September 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999 which was subsequently extended through June 2002. Through September 30, 2002, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which 135,105 remain in treasury at September 30, 2002. In June 2002, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2003.

NOTE 8 - OTHER INCOME
---------------------

During the nine months ended September 30, 2001, the Company received proceeds of approximately $491 from the settlement of a class-action claim related to vitamin product antitrust litigation.


NOTE 9 - LONG TERM DEBT
-----------------------

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (3.07% and 4.83% at September 30, 2002 and 2001, respectively). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At September 30, 2002, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.82% and 4.58% at September 30, 2002 and 2001, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2003. The Company intends to seek renewal of such facility.

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

     The Company adopted SFAS No. 142 as of January 1, 2002. As required by SFAS 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations consisted of three reporting units and determined each reporting units' fair value and compared it to the reporting unit's net book value. As of June 30, 2002, the Company completed its initial impairment test of its goodwill balances. As of such date the Company's reporting units' fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further transitional impairment tests. The Company plans to perform its impairment test each December 31 in the future.

     The Company had unamortized goodwill in the amount of $6,397 at September 30, 2002 and December 31, 2001, respectively, subject to the provisions of SFAS Nos. 141 and 142.

     The following table sets forth the reconciliation of basic and diluted earnings per common share computations for the three and nine months ended September 30, 2001 as if SFAS No. 142 was adopted as of January 1, 2001.


                                                     Pro-Forma
                                                     ---------
                                      Three Months Ended    Nine Months Ended
                                      September 30, 2001   September 30, 2001
                                      -------------------- --------------------
Net earnings as reported              $             1,308  $             3,569
Add Back: Goodwill Amortization,
Net of tax                                             59                   59
                                           ---------------      ---------------
Net earnings as adjusted              $             1,367  $             3,628
Basic EPS as reported                                 .28                  .77
Basic EPS as adjusted                                 .29                  .78
Diluted EPS as reported                               .27                  .74
Diluted EPS as adjusted                               .28                  .75

As of September 30, 2002 and December 31, 2001 the Company had identifiable intangible assets with a gross carrying value of approximately $7,740, and $7,930, respectively, less accumulated amortization of $5,282 and $4,778, respectively. Intangible assets at September 30, 2002 consist of the following:

--------------------------------------------------------------------------------
                                                      Gross
                        Amortization period          Carrying      Accumulated
                            (in years)                Amount       Amortization
--------------------------------------------------------------------------------
Customer lists                  10                 $     6,760     $      4,878
Re-registration costs           10                         356              293
Patents                         17                         381               84
Trademarks                      17                         178               12
Other                            5                          65               15
--------------------------------------------------------------------------------
                                                   $     7,740     $      5,282
--------------------------------------------------------------------------------

Amortization of identifiable intangible assets was approximately $814 for the first nine months of 2002. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ended

December 31, 2002 and the next succeeding year is approximately $1,100 per year, approximately $683 in the third succeeding year and approximately $33 in the fourth succeeding year. At September 30, 2002, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangibles and other assets" in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2002.

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and such adoption had no effect on the Company's consolidated financial statements for the nine months ended September 30, 2002.

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


     The Company is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, feed and medical sterilization industries. Presently, the Company has three segments, specialty products, encapsulated/nutritional products and the unencapsulated feed supplements segment, a result of the June 1, 2001 acquisition of certain assets of DCV, Inc. and its affiliate, DuCoa L.P described in item 1 of this report. Products relating to choline animal feed for non-ruminant animals are primarily reported in this segment. Human choline nutrient products and encapsulated products are reported in the encapsulated / nutritional products segment.


Results of Operations:

Three  months  ended  September  30, 2002 as compared  with three  months  ended
--------------------------------------------------------------------------------
September 30, 2001
------------------

     Net sales for the three months ended September 30, 2002 were $15,784 as compared with $13,849 for the three months ended September 30, 2001, an increase of $1,935 or 14.0%. Net sales for the specialty products segment were $5,468 for the three months ended September 30, 2002 as compared with $5,275 for the three months ended September 30, 2001, an increase of $193 or 3.7%. This increase was due principally to greater sales volumes of ethylene oxide products and propylene oxide products during the quarter ended September 30, 2002 and a slightly higher average sales price. Net sales for the encapsulated / nutritional products segment were $7,668 for the three months ended September 30, 2002 as compared with $5,534 for the three months ended September 30, 2001, an increase of $2,134 or 38.6%. Sales in the encapsulates segment increased primarily due to growth in the domestic food, international food and industrial application markets. The growth in sales to the domestic food and international food markets is principally the result of increased volumes sold which can be attributed principally to new products and new applications to both existing and new customers. Net sales of $2,648 were realized for the three months ended September 30, 2002 in the unencapsulated feed supplements segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products as compared with $3,040 for the three months ended September 30, 2001, a decline of $392 or 12.8%.

This decline is primarily attributable to 2001 sales of a discontinued product sold under a contract manufacturing agreement that terminated during 2001.

     Gross margin percentage for the three months ended September 30, 2002 was 38.0% as compared to 35.6% for the three months ended September 30, 2001. Margins in the encapsulated / nutritional products segment were favorably affected by increased production and the mix of products sold. Margins for the specialty products segment were unfavorably affected by relocation costs, a result of the Company's decision to move its 100% ethylene oxide repackaging facility from Slate Hill, NY to Verona, MO. Additionally, margins were unfavorably affected by increased sales of lower margin feed products to the poultry and swine markets in the unencapsulated feed supplements segment.

     Operating expenses for the three months ended September 30, 2002 decreased to $2,594 from $2,747 for the three months ended September 30, 2001, a decrease of $153 or 5.6%. Total operating expenses as a percentage of sales were 16.4% for the three months ended September 30, 2002 as compared to 19.8% for the three months ended September 30, 2001. The decrease in general and administrative expenses was primarily the result of a decrease in recruiting and relocation expense for the three months ended September 30, 2002 as compared to September 30, 2001. This decrease was partially offset by increased advertising expense and increased personnel in the area of sales and marketing, and research for the encapsulated / nutritional products segment. Total payroll expenses related to these and other administrative areas increased approximately $80 for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. In particular, additional sales personnel were added to support the animal nutrition business and additional research and development personnel were added to support the encapsulated / nutritional products segment for both food and animal feed applications. During the three months ended September 30, 2002 and the three months ended September 30, 2001, the Company spent $437 and $459, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

     As a result of the foregoing, earnings from operations for the three months ended September 30, 2002 were $3,404 as compared to $2,185 for the three months ended September 30, 2001. Earnings from operations for the specialty products segment for the three months ended September 30, 2002 were $1,676 as compared to $1,589 for the three months ended September 30, 2001. Earnings from operations for the encapsulated / nutritional products segment for the three months ended September 30, 2002 were $1,776 as compared to $620 for the three months ended September 30, 2001. The unencapsulated feed supplements segment incurred a loss from operations for the three months ended September 30, 2002 of $48 as compared to a loss of $24 for the three months ended September 30, 2001.

     Interest income for the three months ended September 30, 2002 totaled $5 as compared to $7 for the three months ended September 30, 2001. Interest expense for the three months ended September 30, 2002 totaled $96 as compared to $180 for the three months ended September 30, 2001, a decrease of $84. This decrease is the result of lower outstanding borrowings during the period combined with lower average interest rates.

     The Company records its interim tax provision based upon its estimated effective tax rate for the year, which is presently expected to be approximately 37.2%.

     As a result of the foregoing, net earnings were $2,154 for the three months ended September 30, 2002 as compared with $1,308 for the three months ended September 30, 2001.

Nine  months  ended  September  30,  2002 as  compared  with nine  months  ended
--------------------------------------------------------------------------------
September 30, 2001
------------------

     Net sales for the nine months ended September 30, 2002 were $45,842 as compared with $32,062 for the nine months ended September 30, 2001, an increase of $13,780 or 43.0%. Net sales for the specialty products segment were $16,287 for the nine months ended September 30, 2002 as compared with $15,885 for the nine months ended September 30, 2001, an increase of $402 or 2.5%. Net sales for the encapsulated / nutritional products segment were $21,781 for the nine months ended September 30, 2002 as compared with $12,353 for the nine months ended September 30, 2001, an increase of $9,428 or 76.3%. Sales of the core encapsulates business (before giving effect to the June 1, 2001 acquisition), increased 62.8% based on growth in the domestic food, animal nutrition and industrial application markets. When combined with sales of human choline products (the latter product line having been derived from the 2001 acquisition), growth of 76.3% for the entire encapsulated/nutritional products segment was achieved. The growth in sales to the domestic food market is principally the result of increased volumes sold which can be attributed principally to new products and new applications to both existing and new customers. Sales of Reashure(TM) strengthened through growth from existing customers and from the addition of new customers and added distribution channels globally. Net sales of $7,774 were realized in the unencapsulated feed supplements segment for the nine months ended September 30, 2002, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products as compared with $3,824 for the nine months ended September 30, 2001 which only reflected sales after June 1, 2001.

     Gross margin percentage for the nine months ended September 30, 2002 was 39.0% as compared to 39.4% for the nine months ended September 30, 2001. Margins were unfavorably affected principally by increased sales of lower margin feed products to the poultry and swine markets in the unencapsulated feed supplements segment. Margins in the encapsulated / nutritional products segment were favorably affected by increased production and the mix of products sold. Margins for the specialty products segment were favorably affected by increased production volumes of the Company's products utilizing ethylene oxide in their respective production processes.

     Operating expenses for the nine months ended September 30, 2002 increased to $8,362 from $7,194 for the nine months ended September 30, 2001, an increase of $1,168 or 16.2%. However, total operating expenses as a percentage of sales were 18.2% for the nine months ended September 30, 2002 as compared to 22.4% for the nine months ended September 30, 2001. The increase in operating expenses was primarily the result of increased advertising expense and increased personnel in the area of sales and marketing, for the encapsulated / nutritional products segment. Total payroll expenses related to these and other administrative areas increased approximately $533 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. In particular, additional sales personnel were added to support the animal nutrition business, additional research and application personnel have been added to support a more expansive research and development program for both human and animal markets and additional selling expenses were incurred as a result of the June 1, 2001 acquisition. During the nine months ended September 30, 2002 and the nine months ended September 30, 2001, the Company spent $1,446 and $1,237, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications. General and administrative expenses increased primarily due to an increase in payroll related costs associated with the addition of support personnel and an increase in professional fees.

     As a result of the foregoing, earnings from operations for the nine months ended September 30, 2002 were $9,494 as compared to $5,445 for the nine months ended September 30, 2001. Earnings from operations for the specialty products segment for the nine months ended September 30, 2002 were $5,299 as compared to $4,717 for the nine months ended September 30, 2001. Earnings from operations for the encapsulated / nutritional products segment for the nine months ended September 30, 2002 were $4,452 as compared to $765 for the nine months ended September 30, 2001. The unencapsulated feed supplements segment incurred a loss from operations for the nine months ended September 30, 2002 of $257 as compared to a loss of $37 for the nine months ended September 30, 2001 which only reflected operations after June 1, 2001.

     Interest income for the nine months ended September 30, 2002 totaled $31 as compared to $88 for the nine months ended September 30, 2001. Interest expense for the nine months ended September 30, 2002 totaled $301 as compared to $256 for the nine months ended September 30, 2001, an increase of $45. This increase is the result of the Company not having any borrowings outstanding during the first five months of 2001. This increase has been partially offset by lower average interest rates for the nine months ended September 30, 2002.

     The Company records its interim tax provision based upon its estimated effective tax rate for the year, which is presently expected to be approximately 37.2%.

     As a result of the foregoing, net earnings were $5,797 for the nine months ended September 30, 2002 as compared with $3,569 for the nine months ended September 30, 2001.


Liquidity and Capital Resources

     Working capital amounted to $10,651 at September 30, 2002 as compared to $10,547 at December 31, 2001, an increase of $104. Cash flows from operating activities provided $8,634 for the nine months ended September 30, 2002 as compared with $1,439 for the nine months ended September 30, 2001. The increase in cash flows from operating activities was due primarily to increases in net earnings, depreciation, prepaid expenses, accounts payable and accrued expenses, and deferred income taxes. The foregoing was partially offset by an increase in accounts receivable and an increase in inventory. The larger increases in accounts receivable and inventory balances for the nine months ended September 30, 2001 were a result of the Company having to invest working capital in its 2001 acquired business.

     Capital expenditures were $7,337 for the nine months ended September 30, 2002. Capital expenditures are projected to be approximately $10,000 for all of calendar year 2002. The Company is in the process of expanding the manufacturing, processing and distribution facilities at its Verona, Missouri facility to enable it to handle operations for its encapsulated choline products business. The Company has recently completed and placed into service a repackaging facility for its specialty products business also at its Verona, Missouri location. In addition, the Company has entered into a ten (10) year lease for approximately 20,000 square feet of office space in New Hampton, NY. The office space is now serving as the Company's general offices and as a laboratory facility. The costs of certain leasehold improvements to the Company's office space, totaling $630, were funded by the landlord.

     In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999 which was subsequently extended through June 2002. As of September 30, 2002, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 208,211 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. In June 2002, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through September 30, 2003. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

     On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, had an outstanding principal balance of $11,758 as of September 30, 2002 and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (3.07% and 4.83% at September 30, 2002 and 2001, respectively). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At September 30, 2002, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.82% and 4.58% at September 30, 2002 and 2001, respectively). The Company can borrow under the facility up to $3,000 reduced by any outstanding letters of credit (none at September 30, 2002). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2003. The Company intends to seek renewal of such facility.

     Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

     As part of the June 1, 2001 acquisition of certain assets relating to the choline animal feed, human choline nutrient, and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P., the asset purchase agreement calls for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. No such contingent consideration has been earned or paid as of September 30, 2002.

     The Company also currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The amount recorded on the Company's balance sheet as of September 30, 2002 for this obligation is $861. The postretirement plan is not funded.

     The  Company's   aggregate   commitments   under  its  Loan  Agreement  and
noncancelable operating lease agreements as of September 30, 2002 are as follows:

--------------------------------------------------------------------------------
                                   Loan           Operating          Total
                                 Agreement         Leases          Commitment
--------------------------------------------------------------------------------

2002 (balance of year)         $     435        $    183         $     618
2003                               1,742             392             2,134
2004                               1,742             319             2,061
2005                               1,742             245             1,987
2006                               1,742             245             1,987
Thereafter                         4,355             852             5,207
--------------------------------------------------------------------------------

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

Recently Issued Statements of Financial Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company does not expect that the adoption of SFAS 143 will have a material effect on the Company's financial position or results of operations.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds SFAS 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS 145 also rescinds SFAS 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company does not expect that the adoption of SFAS 145 will have a material effect on the Company's financial position or results of operations.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) and nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. This statement has no effect on the Company as it is now constituted.


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

     The Company's significant accounting policies are described in Note 1 of the December 31, 2001 Annual Report on Form 10-K. There were no changes to the Company's critical accounting policies during the nine-months ended September 30, 2002. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of September 30, 2002, the Company's only outstanding borrowings were under a bank term loan, which bears interest at LIBOR plus 1.25%. A 100 basis point increase in interest rates, applied to the Company's borrowings at September 30, 2002, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $118. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

Item 4.   Controls and Procedures

(a) Based upon an evaluation by the Company's Chief Executive Officer and Principal Financial Officer and its Corporate Controller within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, they have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under such Act.

(b) Since the date of the most recent evaluation of the Company's internal controls, there have been no significant changes in such internal controls or in other factors that could significantly affect these controls nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K


         (a)  Exhibits
              --------

              None



         (b)  Reports on Form 8-K
              -------------------

              No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

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

                                          BALCHEM CORPORATION



                                              /s/ Dino A. Rossi
                                              ---------------------------
                                              Dino A. Rossi, President,
                                              Chief Executive Officer and
                                              Principal Financial Officer

Date: November 13, 2002

                                 CERTIFICATIONS

I, Dino A. Rossi, President, Chief Executive Officer and Principal Financial Officer of Balchem Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Balchem Corporation ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function) :

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                            /s/ Dino A. Rossi
                                                   ---------------------------
                                                   Dino A. Rossi, President,
                                                   Chief Executive Officer and
                                                   Principal Financial Officer

     I, Francis J. Fitzpatrick, Corporate Controller of Balchem Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Balchem;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                             /s/ Francis J. Fitzpatrick
                                                    --------------------------
                                                    Francis J. Fitzpatrick
                                                    Corporate Controller

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Balchem Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dino A. Rossi, President, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Dino A. Rossi
-----------------------
Dino A. Rossi
President, Chief Executive Officer and Principal Financial Officer November 13, 2002

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

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Balchem Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis
J. Fitzpatrick, Corporate Controller of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Francis J. Fitzpatrick
--------------------------
Francis J. Fitzpatrick
Corporate Controller
November 13, 2002

This certification accompanies the above-described Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.