Form 10-K
period 2002-12-31
BALCHEM CORP
filed 2003-03-31
CIK 9326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________ to ___________.


                         Commission file number: 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

Maryland                                  13-257-8432
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                       P.O. Box 600, New Hampton, NY 10958
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (845) 326-5600

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
Common Stock, par value                American Stock Exchange
$.06-2/3 per share
        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes |X| No |_|

The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the American Stock Exchange on June 28, 2002 was approximately $109,268,258. For purposes of this calculation, shares of the registrant held by directors and officers of the registrant and under the registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's common stock was 4,903,240 as of March 1, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant's proxy statement for its 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") are incorporated by reference in Part III of this Report.

                                     Part I

         Item 1. Business

         General:

       Balchem Corporation ("Balchem", or the "Company"), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, feed and medical sterilization industries. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and the unencapsulated feed supplements segment, the latter being a result of the June 1, 2001 acquisition by BCP Ingredients, Inc. ("BCP"), a wholly owned subsidiary of Balchem, of certain assets of DCV, Inc. and its affiliate, DuCoa L.P. Products relating to choline animal feed for non-ruminant animals are primarily reported in the unencapsulated feed supplements segment. Human choline nutrient products and encapsulated products are reported in the encapsulated / nutritional products segment.

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

Encapsulated / Nutritional  Products

       The encapsulated / nutritional products segment predominantly encapsulates performance ingredients for use throughout the food and animal health industries to enhance nutritional fortification, processing, mixing, packaging applications and shelf-life improvement. Major end product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends and confections. Human grade choline nutrient products are also marketed through this industry segment. Choline is recognized to play a key role in the structural integrity of cell membranes, processing dietary fat, reproductive development and neural functions, such as memory and muscle function.

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

       In 2002, this segment introduced several new products and product applications that are being sold commercially for enhancement of shelf-life and fortification in certain markets of the food industry. The Company also has several new products and product applications for the food market in test production or test marketing status.

       This segment also includes a line of endothermic blowing and nucleating agents that are marketed to the foamed plastics industry exclusively through a marketing partner.

Specialty Products

       The specialty products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

       Ethylene oxide, at the 100% level, is sold as a chemical sterilant gas, primarily for use in the health care industry. It is used to sterilize medical devices ranging from syringes and catheters to scalpels, gauze, bandages and surgical kits, because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance or appearance of the device being sterilized. The Company's 100% ethylene oxide product is distributed by the Company in reusable double-walled stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Transportation. The Company's inventory of these specially built drums, along with the Company's three filling facilities, represent a significant capital investment. Contract sterilizers, medical device manufacturers, medical gas distributors and hospitals are the Company's principal customers for this product. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

       Due to consolidation of customer businesses in the contract sterilizer industry, the Company has one Specialty Products customer, Sterigenics, which accounted for approximately 9% and 11% of the Company's net sales in 2002 and 2001, respectively. This customer accounted for 11% of the Company's accounts receivable balance at December 31, 2002 and 2001, respectively. The loss of such customer could have a material adverse effect on the Company.

       Two other products, propylene oxide and methyl chloride, are sold principally to customers seeking smaller (as opposed to bulk) quantities whose requirements include timely delivery and safe handling. Propylene oxide is used for bacteria reduction in spice treatment and in the chemical synthesis market. It is also utilized in manufacturing operations to make paints more durable, and for manufacturing specialty starches and textile coatings. Methyl chloride is used as a raw material in specialty herbicides, fertilizers and pharmaceuticals, as well as in malt and wine preservers.

Unencapsulated feed supplements

       The unencapsulated feed supplements segment is in the business of manufacturing and supplying choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, a vitamin B-complex, plays a vital role in the metabolism of fat and the building and maintaining of cell structures. Choline deficiency can result in, among other symptoms, reduced growth and perosis in chicks, and fatty liver, kidney necrosis and general poor health condition in baby pigs. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications.

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

Patents/Licensing:

       The Company currently holds a number of patents and uses certain tradenames and trademarks. It also uses know-how, trade secrets, formulae and manufacturing techniques that assist in maintaining competitive positions of certain of its products. Formulae and know-how are of particular importance in the manufacture of a number of the Company's products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is currently material to the Company as a whole and, accordingly, that the expiration or termination thereof would not materially affect its business. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, its technical sales efforts and market conditions, rather than on any patent protection.

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

Backlog:

       At December 31, 2002, the Company had a total backlog of $991,000 (including $527,000 for the encapsulated / nutritional products segment, $321,000 for the specialty products segment and $143,000 for the unencapsulated feed supplements segment), as compared to a total backlog of $936,000 at December 31, 2001 (including $484,000 for the encapsulated / nutritional products segment and $272,000 for the specialty products segment and $180,000 for the unencapsulated feed supplements segment). It has generally been the Company's policy and practice to maintain an inventory of finished products or component materials for its segments to enable it to ship products within a short time after receipt of a product order.

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

Research & Development:

       During the years ended December 31, 2002, 2001 and 2000, the Company incurred research and development expense of approximately $1.9 million, $1.6 million and $1.1 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the encapsulated / nutritional products segment. During the year ended December 31, 2002, an average of 12 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

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

Capital Projects:

       Capital expenditures were approximately $10.0 million for 2002. The Company expanded the manufacturing, processing and distribution facilities at its recently acquired Verona, Missouri facility to enable it to handle operations for its specialty products and encapsulated choline products businesses. The Company has also initiated capital projects at its South Carolina facility and entered into a lease for a new headquarters office and laboratory facility and effected capital improvements to the new premises. Capital expenditures are projected to be approximately $2.4 million for calendar year 2003.

Environmental / Regulatory Matters:

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

       Under California's Proposition 65 (Safe Drinking Water and Toxic Enforcement Act of 1986), 100% ethylene oxide, when used as a sterilant or fumigant, is listed by the State of California as a carcinogen and reproductive toxin. As a result, the Company is required to provide a prescribed warning to any person in California who may be exposed to this product; failure to do so would result in liability of up to $2,500 per day per person exposed.

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

       The Company's Verona facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources ("MDNR") included removal of dioxin contaminated soil and equipment, capping of areas of residual contamination in four relatively small areas of the site separate from the manufacturing facilities, and the installation of wells to monitor groundwater and surface water contamination by organic chemicals. No ground water or surface water treatment was required. The Company believes that remediation of the site is complete. In 1998, the EPA certified the work on the contaminated soils to be complete. In February 2000, after the conclusion of the two years of monitoring groundwater and surface water, the former owner submitted a draft third party risk assessment report to the EPA and MDNR recommending no further action. The prior owner is awaiting the response of the EPA and MDNR to the draft risk assessment.

       While the Company must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona facility for potential liabilities associated with the Superfund site and one of the sellers, in turn, has the benefit of certain contractual indemnification by the prior owner that is implementing the above-described Superfund remedy.

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

Employees:

       As of March 1, 2003, the Company employed approximately 217 persons. Approximately 52 employees at the Company's Verona, Missouri facility are covered by a collective bargaining agreement.

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

       Raw Materials. The principal raw materials used by the Company in the manufacture of its products can be subject to price fluctuations. While the selling prices of the Company's products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. There can be no assurance that the Company will be able to pass increases in raw material costs through to its customers in the form of price increases. Increases in the price of raw materials, if not offset by product price increases, could have an adverse impact upon the profitability of the Company. In addition, the Company is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems. However, the Company cannot assure that this will always be the case.

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

       Risks Associated with Foreign Sales. For the year ended December 31, 2002, approximately 9% of the Company's net sales consisted of sales outside the United States, predominately to Europe. Such sales are generally denominated in U.S. Dollars at a specific price per unit. Changes in the relative values of currencies take place from time to time and could in the future adversely affect prices for the Company's products. In addition, international sales are subject to other inherent risks, including possible labor unrest, political instability and export duties and quotas. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales.

       Dependence on Key Personnel. The Company's operations are dependent on the continued efforts of its senior executives. The loss of the services of a number of senior executives could have a material adverse effect on the Company.

         Available Information:

       The Company's Internet website address is www.balchem.com. Commencing with this Annual Report, the Company makes available through its website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission. Such reports are available via a link from the Investor Information page on the Company's website to a list of the Company's reports on the Securities and Exchange Commission's Edgar website.

Item 2.  Properties

       In February, 2002, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space in New Hampton, New York. The office space is serving as the Company's general offices and as laboratory facilities for the Company's encapsulated / nutritional products business.

       Manufacturing facilities of the Company's encapsulated products segment and a drumming facility for the Company's ethylene oxide business, are presently housed in four buildings located, together with a 14,900 square foot steel warehouse, in Slate Hill, New York. The Company owns a total of approximately 16 acres of land on several parcels in this community.

       The Company also owns a facility located on an approximately 24 acre parcel of land in Green Pond, South Carolina. The facility consists of a drumming facility, a maintenance building and an office building. The Company uses the facility as a terminus, warehouse and drum filling station for its products in its specialty products segment.

       The Verona facility site, which is approximately 100 acres in size, consists of manufacturing facilities relating to the choline animal feed and human choline nutrient product lines, and a drumming facility for the Company's ethylene oxide business, together with buildings utilized for warehousing such products. The facility, while under prior ownership, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, as a result of dioxin contamination discovered on portions of the site and has been the subject of remediation efforts by the prior owner. See discussion under Item 1 "Environmental/Regulatory Matters".

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

         The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company's financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

         (a)   Market Information.

         The Company's common stock is traded on the American Stock Exchange under the symbol BCP. The high and low closing prices for the common stock as recorded in the American Stock Exchange Market Statistical Reports for 2002 and 2001, for each quarterly period during the past two years were as follows:

Quarterly Period                             High       Low
----------------                           --------   --------
Ended March 31, 2002                       $  21.80      19.55
Ended June 30, 2002                           23.50      20.85
Ended September 30, 2002                      24.70      19.40
Ended December 31, 2002                       24.30      21.53

Quarterly Period                             High        Low
----------------                           --------   --------
Ended March 31, 2001                       $ 15.85       13.40
Ended June 30, 2001                          19.00       13.90
Ended September 30, 2001                     22.45       17.30
Ended December 31, 2001                      22.10       19.55

         (b)      Record Holders.

         As of March 1, 2003, the approximate number of holders of record of the Company's common stock was as follows:

                  Title of Class            Number of Record Holders

         Common Stock, $.06-2/3 par value            234*

         *An unknown number of stockholders hold stock in street name. The total number of beneficial owners of the Company's common stock is estimated to be approximately 1,400.

         (c)      Dividends.

         The Company declared a cash dividend of $0.08 per share on the common stock during its fiscal year ended December 31, 2002.

Item 6.           Selected Financial Data

                                                                 (In thousands, except per share data)
                                              -----------------------------------------------------------------------------
Year ended December 31,                         2002(1)         2001(1)           2000            1999             1998
-----------------------                       ----------      ----------       ----------       --------         ---------
Statement of Operations Data
Net sales                                     $   60,197      $   46,142       $   33,198       $  29,682        $  28,721
Earnings before income
     Tax expense                                  11,845           8,369            5,996           4,905            4,628
Income tax expense                                 4,429           3,259            2,267           1,811            1,673
Net earnings                                       7,416           5,110            3,729           3,094            2,955
Basic net earnings per
     Common share                                   1.56            1.10              .80             .64              .61
Diluted net earnings per
     Common share                                   1.50            1.05              .78             .63              .60


At December 31,                                  2002            2001             2000            1999              1998
-----------------------                       ----------      ----------       ----------       ---------        ----------
Balance Sheet Data
Total assets                                  $   53,298      $   44,477       $   23,222       $  22,030        $  22,648

Long-term debt                                     9,581          11,323                -           1,250            3,750
Other long-term
    Obligations                                    2,521           1,345              362             606              841
Total stockholders' equity                        33,269          25,332           19,580          17,939           15,775
Dividends per Common share                    $      .08      $     .065       $      .06       $     .05        $    .033

         (1) The Selected Financial Data includes the operating results, cash flows, assets and liabilities relating to the acquisition of certain assets and product lines of DCV, Inc. and its affiliate DuCoa L.P. from the date of acquisition (June 1, 2001) forward.

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

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

RESULTS OF OPERATIONS:

Fiscal Year 2002 compared to Fiscal Year 2001

         Net sales for 2002 were $60,197 as compared with $46,142 for 2001, an increase of $14,055 or 30.5%. Net sales for the specialty products segment were $22,028 for 2002 as compared with $21,130 for 2001, an increase of $898 or 4.2%. Net sales for the encapsulated / nutritional products segment were $27,990 for 2002 as compared with $18,312 for 2001, an increase of $9,678 or 52.9%. Sales of the core encapsulates business (before giving effect to the June 1, 2001 acquisition of certain assets, excluding accounts receivable and inventories, relating to the choline animal feed, human choline nutrient and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P.), increased 45.6% based on growth in the domestic food, animal nutrition and industrial application markets. When combined with sales of human choline products (the latter product line having been derived from the 2001 acquisition), growth of 52.9% for the entire encapsulated / nutritional products segment was achieved. The growth in sales to the domestic food market is principally the result of increased volumes sold which can be attributed principally to new products and new applications to both existing and new customers. Sales of Reashure(TM) strengthened through growth from existing customers and from the addition of new customers and added distribution channels globally. Net sales of $10,179 were realized in the unencapsulated feed supplements segment for 2002, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products as compared with $6,700 for 2001 which only reflected sales after June 1, 2001.

         Gross margin percentage was 38.7% and 38.8% for 2002 and 2001, respectively. Margins were unfavorably affected principally by increased sales of lower margin feed products to the poultry and swine markets in the unencapsulated feed supplements segment. Margins in the encapsulated / nutritional products segment were favorably affected by increased production and the mix of products sold. Margins for the specialty products segment were favorably affected by increased production volumes of the Company's products utilizing ethylene oxide. The Company adopted the provisions of

SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 whereby goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Accordingly, the Company did not recognize any expense relating to goodwill amortization in 2002 as compared to a 2001 expense of $170.

         Operating expenses for 2002 increased to $11,125 from $9,771 for 2001, an increase of $1,354 or 13.9%. However, total operating expenses as a percentage of sales were 18.5% for 2002 as compared to 21.2% for 2001. This increase in operating expenses was due to increased advertising expense and increased personnel in the area of sales and marketing, for the encapsulated / nutritional products segment. Total payroll expenses related to these and other administrative areas increased approximately $558 for 2002 as compared to 2001. In particular, additional sales personnel were added to support the animal nutrition business, additional research and application personnel have been added to support a more expansive research and development program for both human and animal markets and additional selling expenses were incurred as a result of the June 1, 2001 acquisition. During 2002 and 2001, the Company spent $1,907 and $1,631, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

         As a result of the foregoing, earnings from operations for 2002 were $12,185 as compared to $8,155 for 2001. Earnings from operations for the specialty products segment for 2002 were $7,240 as compared to $6,612 for 2001. Earnings from operations for the encapsulated / nutritional products segment for 2002 were $5,118 as compared to $1,582 for 2001. The unencapsulated feed supplements segment incurred a loss from operations for 2002 of $173 as compared to a loss of $39 for 2001. The 2001 earnings from operations for this segment reflect results relating to the acquisition of certain assets and product lines of DCV, Inc. and its affiliate DuCoa L.P. from the date of acquisition (June 1, 2001) forward.

         Interest income for 2002 totaled $42 as compared to $110 for 2001. Interest expense for 2002 totaled $389 as compared to $387 for 2001. This increase is the result of the Company not having any borrowings outstanding during the first five months of 2001, partially offset by lower average interest rates for 2002.

         The Company's effective tax rate for 2002 was 37.4% compared to 38.9% in 2001 primarily due to favorable shift in the mix of taxable income to lower state tax rate jurisdictions.

         As a result of the foregoing, net earnings were $7,416 for 2002 as compared with $5,110 for 2001.

Fiscal Year 2001 compared to Fiscal Year 2000

         Net sales for 2001 were $46,142 as compared with $33,198 for 2000, an increase of $12,944 or 39.0%. Net sales for the specialty products segment were $21,130 for 2001 as compared with $20,113 for 2000, an increase of $1,017 or 5.1%. Such increase is the result of favorable product mix of ethylene oxide related products and increased volumes sold of ethylene oxide related products during 2001. Net sales for the encapsulated / nutritional products segment were $18,312 for 2001 as compared with $13,085 for 2000, an increase of $5,227 or 39.9%. This increase was due principally to sales of human choline nutrients, a product line acquired as part of the June 1, 2001 acquisition of certain assets relating to the choline animal feed, human choline nutrient, and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P. Increased volumes sold into the domestic food and animal nutrition (Reashure(TM)) markets contributed significantly as well. Sales of Reashure(TM) continued to strengthen through growth from existing customers and from the addition of new customers and added distribution channels globally. The increases noted above were partially offset by a decline in sales to the specialty industrial market. The unencapsulated feed supplements segment sales, realized as a result of the above noted acquisition were $6,700 for 2001.

         Gross margin percentage for 2001 was 38.8% as compared to 42.3% for 2000. Margins were affected by sales of lower margin feed products to the poultry and swine markets in the unencapsulated feed supplements segment. Margins for the specialty products segment were favorably affected by increased volumes sold of ethylene oxide related products and a more favorable mix of ethylene oxide and propylene oxide products sold. Margins improved in the encapsulated / nutritional products segment, a result of efficiencies realized from increased production and the mix of products sold during 2001. The Company adopted the provisions of SFAS No.142, Goodwill and Other Intangible Assets, as of January 1, 2002 whereby goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.142.

         Operating expenses for 2001 increased to $9,771 from $8,103 for 2000, an increase of $1,668 or 20.6%. Total operating expenses as a percentage of sales were 21.2% for 2001 as compared to 24.4% for 2000. The increase in operating expenses was primarily the result of increased personnel in the area of sales, marketing, and research and development for the encapsulated / nutritional products segment. Total payroll expenses related to these and other administrative areas increased approximately $869 in 2001. In particular, additional sales personnel were added to support the animal nutrition business, additional research and application personnel have been added to support a more expansive research and development program for both human and animal markets and additional selling expenses were incurred as a result of the June 1, 2001 acquisition. During 2001 and 2000, the Company spent $1,631 and $1,069, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications. General and administrative expenses increased primarily due to an increase in costs associated with the Company's medical plan of approximately $213 and recruiting and relocation expenses of approximately $206, a result of the increases in personnel noted above.

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

         The Company's effective tax rate increased from 37.8% to 38.9% in 2001 primarily due to additional state tax associated with the Verona Missouri based acquisition of certain assets and product lines.

         As a result of the foregoing, net earnings were $5,110 for 2001 as compared with $3,729 for 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital amounted to $10,884 at December 31, 2002 as compared to $10,547 at December 31, 2001, an increase of $337. Cash flows from operating activities provided $10,114 for 2002 as compared with $3,222 for 2001. The increase in cash flows from operating activities was due primarily to increases in net earnings, accounts payable and accrued expenses, and a smaller increase in inventory and account receivable than in 2001. The larger increases in accounts receivable and inventory balances for 2001 were a result of the Company having to invest working capital in its 2001 acquired business.

         Capital expenditures were $10,020 for 2002 as compared to $1,950 in 2001. The Company has recently completed significant capital expenditures in the process of expanding the manufacturing, processing and distribution facilities at its Verona, Missouri facility to enable it to handle operations for its encapsulated choline products business. In addition, the Company has completed and placed into service a repackaging facility for its specialty products business also at its Verona, Missouri location. The

     Company has entered into a ten (10) year lease for approximately 20,000 square feet of office space in New Hampton, NY. The office space is now serving as the Company's general offices and as a laboratory facility. The costs of certain leasehold improvements to the Company's office space, totaling $630, were funded by the landlord. During 2001, the Company paid $14,259 for the aforementioned June 2001 acquisition of certain product lines. The overall effect of the foregoing was that cash flows used in investing activities were $9,951 in 2002 and $16,346 in 2001.

         The Company used $1,552 of cash flows from financing activities in 2002 as compared to cash flows generated of $13,176 in 2001. The decline in cash flows was primarily due to proceeds from long-term debt of $13,500 in 2001 (none in 2002), and an increase in payments on long-term debt in 2002 to $1,742 from $435 in 2001.

         In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999 which was subsequently extended through June 2002. As of December 31, 2002, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 215,762 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. In June 2002, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through September 30, 2003. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

         On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate DuCoa L.P. The Term Loan, which is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, had an outstanding principal balance of $11,323 as of December 31, 2002, and has a maturity date of May 31, 2009. Borrowings under the Term Loan bear interest at LIBOR plus 1.25% (2.63% and 3.39% at December 31, 2002 and 2001, respectively). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At December, 2002, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.32% and 3.14% at December 31, 2002 and 2001, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 30, 2003. Management believes that such facility will be renewed in the normal course of business.

         Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

         As part of the June 1, 2001 acquisition of certain assets relating to the choline animal feed, human choline nutrient, and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P., the asset purchase agreement calls for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. No such contingent consideration has been earned or paid as of December 31, 2002.

         The Company also currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The amount recorded on the Company's balance sheet as of December 31, 2002 for this obligation is $859. The postretirement plan is not funded.

         The Company's aggregate commitments under its Loan Agreement and noncancelable operating lease agreements as of December 31, 2002 are as follows:

                                               Loan                 Operating                   Total
                                            Agreement                 Leases                 Commitment
                                            ---------               ---------                ----------
2003                                           1,742                    427                     2,169
2004                                           1,742                    355                     2,097
2005                                           1,742                    275                     2,017
2006                                           1,742                    245                     1,987
2007                                           1,742                    245                     1,987
Thereafter                                     2,613                    608                     3,221

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

Recently Issued Statements of Financial Accounting Standards

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have a material effect on the Company's financial position or results of operations.

         In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. SFAS No. 145 rescinds SFAS Nos. 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS No. 145 also rescinds SFAS No. 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS No. 145 also amends SFAS No. 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company does not expect that the adoption of SFAS No. 145 will have a material effect on the Company's financial position or results of operations.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 is different from EITF Issue No. 94-3 in that Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is when it meets the definition of a liability in the FASB's conceptual framework. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

         In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure "SFAS No. 148." SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 ("Opinion No. 28"), Interim Financial Reporting, to require disclosures about those effects in interim financial information. The amendments to SFAS No. 123 include certain disclosure provisions that are effective for financial statements for fiscal years ending after December 15, 2002, and other disclosure provisions as well as the amendment to Opinion No. 28 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company currently accounts for its stock-based compensation awards to employees and directors using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, and provides the disclosures required by SFAS No. 123. The Company believes that it will continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002, or during the first quarter of its fiscal year ended December 31, 2003, as appropriate.

Critical Accounting Policies

         The Securities and Exchange Commission ("SEC") has issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

         The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following policies to be critical within the SEC definition.

         Inventories

         Inventories are valued at the lower of cost (first in, first out or average) or market value and have been reduced by an allowance for excess and obsolete inventories. The estimate is based on management's review of inventories on hand compared to estimated future usage and sales. Cost includes material, labor and manufacturing overhead.

         Long-Lived Assets

         Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows.

         Goodwill, which is not subject to amortization, is tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of an applicable reporting unit exceeds its fair value.

         Accounts Receivable

         The Company estimates an allowance for doubtful accounts after considering the collectibility of balances due, the credit worthiness of the customer and its current level of business with the customer. Actual results could differ from these estimates.

         Postemployment Benefits

         The Company provides life insurance and health care benefits for eligible retirees and health care benefits for retirees' eligible survivors. The costs and obligations related to these benefits reflect the Company's assumptions as to general economic conditions and health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

         Intangible Assets

         The useful life of an intangible asset is based on the Company's assumptions regarding expected use of the asset; the relationship of the intangible asset to another asset or group of assets; any legal, regulatory or contractual provisions that may limit the useful life of the asset or that enable renewal or extension of the asset's legal or contractual life without substantial cost; the effects of obsolescence, demand, competition and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset and their related impact on the asset's useful life. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss.

RELATED PARTY TRANSACTIONS:

         The Company is not engaged and has not engaged in related party transactions. All transactions of the Company have been at arms length.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of December 31, 2002, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.25%. A 100 basis point increase in interest rates, applied to the Company's borrowings at December 31, 2002, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $113. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

      Item 8.  Financial Statements and Supplementary Data

      Index to Financial Statements and Supplementary Financial Data:      Page

      Independent Auditors' Report                                         23

      Consolidated Balance Sheets as of
      December 31, 2002 and 2001                                           24

      Consolidated Statements of Earnings for the
      years ended December 31, 2002, 2001 and 2000                         26

      Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 2002, 2001 and 2000                 27

      Consolidated Statements of Cash Flows
      for the years ended December 31, 2002, 2001 and 2000                 28

      Notes to Consolidated Financial Statements                           29

      Schedule II - Valuation and Qualifying
      Accounts for the years ended December 31, 2002, 2001 and 2000        49

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Balchem Corporation:

         We have audited the accompanying consolidated balance sheets of Balchem Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002, which changes its accounting for goodwill and intangible assets.

KPMG LLP

Short Hills, New Jersey
February 5, 2003

                              BALCHEM CORPORATION
                          Consolidated Balance Sheets
                           December 31, 2002 and 2001
            (Dollars in thousands, except share and per share data)

                            Assets                                                     2002      2001
                            ------                                                  -------   -------
Current assets:
   Cash and cash equivalents                                                        $ 1,731   $ 3,120
   Accounts receivable, net of allowance for doubtful accounts of  $90 and $50 at
       December 31, 2002 and 2001, respectively                                       7,159     7,130
   Inventories                                                                        7,238     5,575
   Prepaid Income Taxes                                                                 975        -
   Prepaid expenses                                                                   1,305       985
   Deferred income taxes                                                                403       214
                                                                                    -------   -------
       Total current assets                                                          18,811    17,024
                                                                                    -------   -------
Property, plant and equipment, net                                                   25,852    17,904

Excess of cost over net assets acquired less accumulated
   amortization of $170 in 2001                                                       6,398     6,398
Intangibles assets, net                                                               2,237     3,151
                                                                                    -------   -------
Total assets                                                                        $53,298   $44,477
                                                                                    =======   =======

                              BALCHEM CORPORATION
                     Consolidated Balance Sheets, continued
                           December 31, 2002 and 2001
             (Dollars in thousands, except share and per share data)

                Liabilities and Stockholders' Equity                              2002        2001
                ------------------------------------                          --------    --------
Current liabilities:
   Trade accounts payable                                                     $  2,778    $  1,647
   Accrued Expenses                                                              1,271       1,241
   Accrued compensation and other benefits                                       1,754       1,542
   Dividends payable                                                               382         305
   Current portion of long-term debt                                             1,742       1,742
                                                                              --------    --------
      Total current liabilities                                                  7,927       6,477
                                                                              --------    --------

Long-term debt                                                                   9,581      11,323
Deferred income taxes                                                            1,557         351
Other long-term obligations                                                        964         994

                                                                              --------    --------
            Total liabilities                                                   20,029      19,145
                                                                              --------    --------
Commitments and contingencies (note 11)

Stockholders' equity:
   Preferred stock, $25 par value. Authorized 2,000,000
      shares; none issued and outstanding                                           -           -
   Common stock, $.0667 par value. Authorized 10,000,000
     shares; 4,903,238 shares issued and 4,775,684
     shares outstanding at December 31, 2002
     and 4,903,238 shares issued and 4,699,166
     shares outstanding at December 31, 2001                                       327         327
   Additional paid-in capital                                                    3,546       3,387
   Retained earnings                                                            30,807      23,773
   Treasury stock, at cost: 127,554 and 204,072 shares at December 31, 2002
     and 2001, respectively                                                     (1,411)     (2,155)
                                                                              --------    --------
            Total stockholders' equity                                          33,269      25,332
                                                                              --------    --------

Total liabilities and stockholders' equity                                    $ 53,298    $ 44,477
                                                                              ========    ========

          See accompanying notes to consolidated financial statements



                               BALCHEM CORPORATION
                       Consolidated Statements of Earnings
                  Years Ended December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

                                                2002        2001        2000
                                             --------    --------    --------

Net sales                                    $ 60,197    $ 46,142    $ 33,198

 Cost of sales                                 36,887      28,216      19,157
                                             --------    --------    --------
 Gross profit                                  23,310      17,926      14,041

 Operating expenses:
       Selling expenses                         5,426       4,380       3,914
       Research and development expenses        1,907       1,631       1,069
       General and administrative expenses      3,792       3,760       3,120
                                             --------    --------    --------
                                               11,125       9,771       8,103
                                             --------    --------    --------
 Earnings from operations                      12,185       8,155       5,938

 Other expenses (income):

       Interest (income)                          (42)       (110)       (106)
       Interest expense                           389         387          48
       Other (income) expense - net                (7)       (491)         -
                                             --------    --------    --------
 Earnings before income tax expense            11,845       8,369       5,996

       Income tax expense                       4,429       3,259       2,267
                                             --------    --------    --------
Net earnings                                 $  7,416    $  5,110    $  3,729
                                             ========    ========    ========
Basic net earnings per common share          $   1.56    $   1.10    $   0.80
                                             ========    ========    ========
Diluted net earnings per common share        $   1.50    $   1.05    $   0.78
                                             ========    ========    ========

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2002, 2001 and 2000
             (Dollars in thousands, except share and per share data)

                                                                        Additional                                        Total
                                                        Common Stock    Paid-in    Retained      Treasury Stock       Stockholders'
                                                    Shares       Amount  Capital    Earnings     Shares    Amount         Equity
                                                  ---------  ---------  ---------   ---------  --------   ---------     ---------
   Balance - December 31, 1999                    4,903,238  $     327  $   2,994   $  15,516  (121,880)  $    (898)    $  17,939

   Net earnings                                          -          -          -        3,729        -           -          3,729
   Dividends ($.06  per share)                           -          -          -         (277)       -           -           (277)
   Treasury shares purchased                             -          -          -           -   (214,916)     (2,236)       (2,236)
   Shares issued under employee benefit
       plans                                             -          -          58          -     17,095         116           174
   Shares issued under stock option plans and
       an income tax benefit of $77                      -          -          30          -     32,633         221           251
                                                  ---------  ---------  ---------   ---------  --------   ---------     ---------

   Balance - December 31, 2000                    4,903,238        327      3,082      18,968  (287,068)     (2,797)       19,580

   Net earnings                                          -          -          -        5,110        -           -          5,110
   Dividends ($.065 per share)                           -          -          -         (305)       -           -           (305)
    Shares issued under employee benefit
       plans                                             -          -         116          -     11,669          85           201
   Shares issued under stock option plans and
       an income tax benefit of $235                     -          -         189          -     71,327         557           746
                                                  ---------  ---------  ---------   ---------  --------   ---------     ---------

   Balance - December 31, 2001                    4,903,238        327      3,387      23,773  (204,072)     (2,155)       25,332

   Net earnings                                          -          -          -        7,416        -           -          7,416
   Dividends ($.08 per share)                            -          -          -         (382)       -           -           (382)
   Shares issued under employee benefit
       plans                                             -          -         136          -     10,866         105           241
   Shares issued under stock option plans and
       an income tax benefit of $147                     -          -          23          -     65,652         639           662
                                                  ---------  ---------  ---------   ---------  --------   ---------     ---------

   Balance - December 31, 2002                    4,903,238  $     327  $   3,546   $  30,807  (127,554)  $  (1,411)    $  33,269
                                                  =========  =========  =========   =========  ========   =========     =========

          See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

                                                                                   2002          2001         2000
                                                                                --------      --------      --------
   Cash flows from operating activities:
   Net earnings                                                                 $  7,416      $  5,110      $  3,729

   Adjustments to reconcile net earnings to
   net cash provided by operating  activities:
     Depreciation and amortization                                                 2,917         2,621         2,015
     Income tax benefit from stock options exercised                                 147           235            77
     Shares issued under employee benefit plans                                      241           201           174
     Deferred income tax (benefit) expense                                         1,017           112          (168)
     Provision for doubtful accounts                                                  70            65            48
           Changes in assets and liabilities net of effects of acquisition:
             Accounts receivable                                                     (99)       (2,149)       (1,111)
             Inventories                                                          (1,663)       (3,021)          194
             Prepaid expenses                                                       (300)         (452)           (1)
             Accounts payable and accrued expenses                                 1,373           637           936
             Income taxes receivable                                                (975)         (208)           77
             Other long-term obligations                                             (30)           71           (17)
                                                                                --------      --------      --------
                   Net cash provided by operating activities                      10,114         3,222         5,953
                                                                                --------      --------      --------
   Cash  flows from investing activities:
     Capital expenditures                                                        (10,020)       (1,950)         (881)
     Proceeds from sale of property, plant and equipment                             239            -             -
     Cash paid for product lines acquired                                             -        (14,259)           -
     Cash paid for intangibles assets acquired                                      (170)         (137)          (75)
                                                                                --------      --------      --------
                   Net cash used in investing activities                          (9,951)      (16,346)         (956)
                                                                                --------      --------      --------

   Cash  flows from  financing  activities:
     Proceeds from long-term debt                                                     -         13,500            -
     Principal payments on long-term debt                                         (1,742)         (435)       (1,250)
     Proceeds from stock options and warrants exercised                              515           511           174
     Dividends paid                                                                 (305)         (277)         (245)
     Purchase of treasury stock                                                       -             -         (2,236)
     Other financing activities                                                      (20)         (123)          (71)
                                                                                --------      --------      --------
                   Net cash (used in) provided by financing activities            (1,552)       13,176        (3,628)
                                                                                --------      --------      --------

   (Decrease) increase in cash and cash equivalents                               (1,389)           52         1,369

   Cash and cash equivalents beginning of year                                     3,120         3,068         1,699
                                                                                --------      --------      --------
   Cash and cash equivalents end of year                                        $  1,731      $  3,120      $  3,068
                                                                                ========      ========      ========

See accompanying notes to consolidated financial statements

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1-BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

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

Revenue Recognition

Revenue is recognized upon product shipment, passage of title and risk of loss. The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis, and have been reduced by an allowance for excess or obsolete inventories. Cost elements include material, labor and manufacturing overhead.

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

Business Concentrations

A Specialty Products customer accounted for 9%, 11% and 13% of the Company's consolidated net sales for 2002, 2001 and 2000, respectively. This customer accounted for 11% of the Company's accounts receivable balance at December 31, 2002 and 2001. Approximately 9%, 8% and 9% of the Company's net sales consisted of sales outside the United States, predominately to Europe, for 2002, 2001 and 2000, respectively.

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customers' financial condition and credit histories. The majority of the Company's customers are major national or international corporations. International sales are mostly to companies in Europe.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. These standards require the use of the purchase method of business combination and define an intangible asset. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. All of the Company's goodwill arose from the June 2001 acquisition described in Note 4.

As required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations consisted of three reporting units and determined each reporting units' fair value and compared it to the reporting unit's net book value. Since the fair value of each reporting unit exceeded its carrying amount, there was no indication of impairment and no further transitional impairment testing was required. As of December 31, 2002, the Company also performed an impairment test of its goodwill balances. As of such date the Company's reporting units' fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired.

Accordingly, the Company was not required to perform any further impairment tests. The Company plans to perform its impairment test each December 31 in the future.

The Company had unamortized goodwill in the amount of $6,398 at December 31, 2001, subject to the provisions of SFAS Nos. 141 and 142.

The following table sets forth the reconciliation of previously reported net earnings to net earnings as if SFAS No. 142 was adopted as of January 1, 2001. The Company had no goodwill amortization for the year ended December 31, 2000.

--------------------------------------------------------------------
                               2001
--------------------------------------------------------------------
Net Earnings

         Net earnings as reported                           $5,110

         Add Back: Goodwill Amortization, net of tax           105
                                                       ------------
         Net earnings as adjusted                           $5,215
                                                       ============
Earnings per share

         Basic EPS as reported                              $ 1.10
         Basic EPS as adjusted                              $ 1.12
         Diluted EPS as reported                            $ 1.05
         Diluted EPS as adjusted                            $ 1.08
------------------------------------------------------ ------------

The following intangible assets are stated at cost and are amortized on a straight-line basis over the following estimated useful lives:

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

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2002 and 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company's financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. As amounts outstanding under the Company's credit agreements bear interest approximating current market rates, their carrying amounts approximate fair value.

Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS 133") which requires that all derivative financial instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes.

The implementation of this standard did not have a material effect on the Company's consolidated financial statements because the Company did not have any derivative financial instruments at January 1, 2001 or during 2001 and 2002.

Research and Development

Research and development costs are expensed as incurred.

Stock Option Plan

At December 31, 2002, the Company has stock based employee compensation plans which are described more fully in Note 8. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounts Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 has been applied. The following table illustrates the effect on net earnings and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

================================================================================
                                                    Year Ended December 31
                                             -----------------------------------
                                                  2002      2001      2000
                                        (In thousands, except per share amounts)
--------------------------------------------------------------------------------
Net Earnings
      Net earnings, as reported                $ 7,416   $  5,110  $ 3,729
      Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method, net of related
      tax effects                                 (452)      (296)     (36)
                                               ---------------------------------
Net earnings as adjusted                       $ 6,964    $ 4,814  $ 3,465
                                               =================================
Earnings per share:
      Basic EPS as reported                    $ 1.56     $ 1.10   $ .80
      Basic EPS as adjusted                    $ 1.47     $ 1.03   $ .74
      Diluted EPS as reported                  $ 1.50     $ 1.05   $ .78
      Diluted EPS as adjusted                  $ 1.41     $  .99   $ .73
================================================================================

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

==============================================================================
                                                 2002        2001       2000
------------------------------------------------------ ----------- ----------
Expected life (years)                               5           5          5
Expected volatility                               32%         49%        54%
Expected dividend yield                          .40%        .50%       .52%
Risk-free interest rate                          3.7%        4.4%       4.9%
Weighted average fair value of options
granted during the year                         $9.47      $10.94      $7.23
------------------------------------------------------ ----------- ----------
Impairment of Long-lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows.

New Accounting Pronouncement

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and such adoption had no effect on the Company's consolidated financial statements for 2002.

Net Earnings Per Common Share

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

NOTE 2-INVENTORIES

Inventories at December 31, 2002 and 2001 consist of the following:

-----------------------------------------------------------
                                   2002            2001
-----------------------------------------------------------
Raw materials                 $     2,042     $      2,152
Finished goods                      5,196            3,423
-----------------------------------------------------------
  Total inventories           $     7,238     $      5,575
-----------------------------------------------------------

NOTE 3-PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2002 and 2001 are summarized as follows:

================================================================================
                                                        2002            2001
--------------------------------------------------------------------------------
Land                                               $       290     $        290
Building                                                 9,271            7,094
Equipment                                               24,582           18,804
Construction in Progress                                 2,728              902
--------------------------------------------------------------------------------
                                                        36,871           27,090
Less: Accumulated depreciation                          11,019            9,186
--------------------------------------------------------------------------------
   Net property, plant and equipment               $    25,852     $     17,904
================================================================================

Depreciation expense was $1,833, $1,329 and $902 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 4-PRIOR YEAR ACQUISITION

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

The purchase price, including acquisition costs, was approximately $15,290, of which approximately $14,259 was paid in cash, with the balance reflecting the assumption by the Buyer of certain liabilities. The Buyer also assumed certain obligations of DuCoa for retiree medical benefits under the collective bargaining agreement covering various employees at the Verona facility. The acquisition was financed with a $13,500 term loan and approximately $759 in existing cash. The Asset Purchase Agreement also called for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. Such contingent consideration will be recorded as an additional cost of the acquired product lines. No such contingent consideration has been earned or paid as of December 31, 2002. Cost in excess of net assets acquired (goodwill) of approximately $6,562 was being amortized over 20 years. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 and the amortization of such goodwill ceased.

The allocation of the purchase price of the acquisition has been assigned to the net assets acquired as follows:
-------------------------------------------------------------------------
                                          Fair Value Recorded
                                          in Purchase Accounting
-------------------------------------------------------------------------
Property, plant and equipment                $    9,518
Retiree Medical Obligation                         (821)
Other Receivable                                     31
Goodwill                                          6,562
-------------------------------------------------------------------------
Total Purchase Price                         $   15,290
Current Liabilities Assumed                      (1,031)
-------------------------------------------------------------------------
Total Cash Paid                              $   14,259
-------------------------------------------------------------------------

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

---------------------------------------------------------------------------
                                                         Pro-Forma
                                                   Twelve Months Ended
                                                       December 31,
                                                 2001               2000
---------------------------------------------------------------------------
Net sales                             $          54,866  $          52,431
Net earnings                                      4,482              3,253
Basic EPS                                           .96                .69
Diluted EPS                                         .92                .68
---------------------------------------------------------------------------

NOTE 5-INTANGIBLE ASSETS

As of December 31, 2002 and 2001 the Company had identifiable intangible assets as follows:

--------------------------------------------------------------------------------------------------------------
                                                2002                               2001
                          Amortization         Gross             2002             Gross             2001
                             period           Carrying      Accumulated          Carrying       Accumulated
                           (in years)          Amount       Amortization          Amount        Amortization
-----------------------------------------------------------------------------------------------------------
Customer lists                       10          $ 6,760        $ 5,127          $ 6,760           $ 4,129
Re-registration costs                10              356            304              356               261
Patents                              17              386             58              293                72
Trademarks                           17              191             14              148                 5
Covenants not to compete              5                -              -              295               288
Other                                 5               58             11               77                23
-----------------------------------------------------------------------------------------------------------
                                                 $ 7,751        $ 5,514          $ 7,929           $ 4,778
-----------------------------------------------------------------------------------------------------------

Amortization of identifiable intangible assets was approximately $1,084 for 2002. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for 2003 is approximately $1,100, approximately $690 in the second succeeding year, and approximately $45 in the third and fourth succeeding years. At December 31, 2002, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in Intangible assets in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization 2002.

In 1994, the Company purchased certain tangible and intangible assets for one of its packaged specialty products for $1,500 in cash and the Company was required to pay additional contingent amounts to compensate the seller for the purchase of the seller's customer list in accordance with a formula based on profits derived from sales of the specialty packaged ingredient. In 1998, the Company elected to exercise the early payment option under the agreement and made a final payment of $3,700 to the seller in settlement of its remaining purchase price obligation under the terms of the agreement. Amounts allocated to the customer list are being amortized over its remaining estimated useful life on a straight-line basis through 2004 and are included in cost of sales.

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

NOTE 6-LONG-TERM DEBT & CREDIT AGREEMENTS

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate DuCoa L.P. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowings under the Term Loan bear interest at LIBOR plus 1.25% (2.63% and 3.39% at December 31, 2002 and 2001, respectively). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At December, 2002, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.32% and 3.14% at December 31, 2002 and 2001, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 30, 2003. Management believes that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

As of December 31, 2002, long-term debt matures as follows:

----------------------------
2003                  1,742
2004                  1,742
2005                  1,742
2006                  1,742
2007                  1,742
2008                  1,742
2009                    871
----------------------------
Total               $11,323
----------------------------

NOTE 7-INCOME TAXES

Income tax expense consists of the following:

--------------------------------------------------------------------------------
                                   2002              2001              2000
--------------------------------------------------------------------------------
Current:
     Federal                 $    2,874        $     2,515       $     2,018
     State                          538                632               417
Deferred:
     Federal                        895                 99              (149)
     State                          122                 13               (19)
--------------------------------------------------------------------------------
Total income tax provision   $    4,429        $     3,259       $     2,267
--------------------------------------------------------------------------------

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 34% to earnings before income tax expense due to the following:

--------------------------------------------------------------------------------
                                   2002              2001              2000
--------------------------------------------------------------------------------
Income tax at Federal
     Statutory rate          $    4,027        $     2,846       $     2,039
State income taxes, net of
     Federal income tax benefit     435                426               263
Other                               (33)               (13)              (35)
--------------------------------------------------------------------------------
Total income tax provision   $    4,429        $     3,259       $     2,267
--------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:

--------------------------------------------------------------------------------
                                                        2002            2001
--------------------------------------------------------------------------------
Deferred tax assets:
     Customer List Amortization                    $       705     $        667
     Inventories                                           343              122
     Deferred compensation                                  25               35
     Non-employee stock options                            102               99
     Other                                                 125               99
--------------------------------------------------------------------------------
          Total deferred tax assets                      1,300            1,022
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                        2,454            1,159
--------------------------------------------------------------------------------
          Total deferred tax liabilities                 2,454            1,159
--------------------------------------------------------------------------------
           Net deferred tax liability              $     1,154     $        137
--------------------------------------------------------------------------------

There is no valuation allowance for deferred tax assets at December 31, 2002 and 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset realizable, however, could change if management's estimate of future taxable income should change.

NOTE 8-STOCKHOLDERS' EQUITY

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2002, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2003 . Since inception of its repurchase authorization, through December 31, 2002, the Company had repurchased 343,316 shares at an average cost of $9.26 per share for a total value of $3,179.

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

A summary of stock option plan activity for 2002, 2001 and 2000 for all plans is as follows:

-------------------------------------------------------------------------------
                                           # of           Weighted Average
                    2002                  Shares           Exercise Price
-------------------------------------------------------------------------------
Outstanding at beginning of year         544,372              $ 12.17
Granted                                  108,150                22.86
Exercised                                (65,652)                7.84
Terminated or expired                     (2,200)               14.82
--------------------------------------------------------------------------------
Outstanding at end of year               584,670              $ 14.62
--------------------------------------------------------------------------------
Exercisable at end of year               347,760              $ 10.84
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                           # of           Weighted Average
                    2001                  Shares           Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year         441,797               $ 8.55
Granted                                  179,662                18.96
Exercised                                (71,327)                7.15
Terminated or expired                     (5,760)                8.49
--------------------------------------------------------------------------------
Outstanding at end of year               544,372              $ 12.17
--------------------------------------------------------------------------------
Exercisable at end of year               326,972               $ 9.68
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                           # of           Weighted Average
                    2000                  Shares           Exercise Price
-------------------------------------------------------------------------------
 Outstanding at beginning of year        427,322               $ 7.92
 Granted                                 103,711                11.42
 Exercised                               (32,621)                5.32
 Terminated or expired                   (56,615)               10.87
--------------------------------------------------------------------------------
 Outstanding at end of year              441,797               $ 8.55
--------------------------------------------------------------------------------
 Exercisable at end of year              314,627               $ 8.51
--------------------------------------------------------------------------------

Information related to stock options outstanding under all plans at December 31, 2002 is as follows:

------------------------------------------------------------------------- ------------------------------
                                               Options Outstanding             Options Exercisable
                                        --------------------------------- ------------------------------
                                            Weighted
                                            Average           Weighted                     Weighted
                                            Remaining         Average                       Average
                              Shares       Contractual        Exercise     Number          Exercise
Range of Exercise Prices   Outstanding        Life             Price     Exercisable         Price
---------------------------------------------------------- ---------------------------- ----------------
       $ 4.00  - $ 9.50       147,656       5.8 years          $ 7.17      147,576           $ 7.17
        10.75  -  18.25       227,514       6.8 years           12.63      164,674            11.89
        20.05  -  23.05       209,500       9.3 years           22.05       35,510            21.24
---------------------------------------------------------- ---------------------------- ----------------
                              584,670       7.8 years         $ 14.62      347,760          $ 10.84
---------------------------------------------------------- ---------------------------- ----------------

NOTE 9-NET EARNINGS PER COMMON SHARE

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per common share:

--------------------------------------------------------------------------------
                                                          Number of
                                             Earnings      Shares      Per Share
                          2002              (Numerator)  (Denominator)   Amount
--------------------------------------------------------------------------------
Basic EPS - Net  earnings  and  weighted
average  common shares outstanding              $7,416   4,750,784       $1.56

Effect of dilutive securities - stock options              204,297
                                                         ----------
Diluted EPS - Net earnings and  weighted
average common shares outstanding and
effect of stock options                         $7,416   4,955,081       $1.50
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                          Number of
                                             Earnings      Shares      Per Share
                          2001              (Numerator)  (Denominator)   Amount
--------------------------------------------------------------------------------
Basic EPS - Net  earnings  and  weighted
average  common shares outstanding              $5,110   4,660,922       $1.10

Effect of dilutive securities - stock options              186,555
                                                        ----------
Diluted EPS - Net earnings and  weighted
average common shares outstanding and
effect of stock options                         $5,110   4,847,477       $1.05
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                          Number of
                                             Earnings      Shares      Per Share
                          2000              (Numerator)  (Denominator)   Amount
--------------------------------------------------------------------------------
Basic EPS - Net  earnings  and  weighted
average common shares outstanding               $3,729   4,683,355        $.80

Effect of dilutive securities - stock options               89,423
                                                        ----------
Diluted EPS - Net earnings and  weighted
average common shares outstanding and
effect of stock options                         $3,729   4,772,778        $.78
--------------------------------------------------------------------------------

At December 31, 2002, the Company had 94,950 stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10-EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) savings plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company's common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $241 and $320 in 2002, $263 and $201 in 2001 and $208 and $174 in 2000, respectively.

The Company also currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility.

The actuarial recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:
--------------------------------------------------------------------------------
                                                           2002         2001
--------------------------------------------------------------------------------
Benefit obligation at beginning of year               $    910     $     -
         Service Cost with Interest to End of Year          26           17
         Interest Cost                                      61           43
         Participant contributions                          19            9
         Acquisitions/divestitures                          -           861
         Benefits Paid                                     (68)         (48)
         Actuarial (gain) or loss                           28           68
--------------------------------------------------------------------------------
Benefit obligation at end of year                     $    976     $    950
--------------------------------------------------------------------------------

Amounts recognized in consolidated balance sheet:

--------------------------------------------------------------------------------
                                                           2002         2001
--------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation         $   (976)    $   (950)
Fair Value of Plan Assets                                   -            -
Funded Status                                             (976)        (950)
Unrecognized Transition Obligation                          -            -
Unrecognized Prior Service Cost                             -            -
Unrecognized Net (Gain)/Loss                               117           89
--------------------------------------------------------------------------------
Accrued  Postretirement  Benefit Cost (included in
other long-term obligations)                          $    859     $    861
--------------------------------------------------------------------------------

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 12 percent in 2002 declining to 5.5 percent in

2009 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by $153 and the net periodic postretirement benefit cost for 2002 by $15. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2002 by $146 and the net periodic postretirement benefit cost for 2002 by $14. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.625% in 2002 and 7.25% for 2001.

NOTE 11-COMMITMENTS AND CONTINGENCIES

In February 2002, the Company entered into a ten (10) year lease which is cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company's general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under noncancelable operating leases, which expire at various times through 2006. Rent expense charged to operations under such lease agreements for 2002, 2001 and 2000 aggregated approximately $382, $310 and $326, respectively. Aggregate future minimum rental payments required under noncancelable operating leases at December 31, 2002 are as follows:

----------------------------------------------------
              Year
----------------------------------------------------
2003                                    $   427
2004                                        355
2005                                        275
2006                                        245
2007                                        245
Thereafter                                  608
----------------------------------------------------
Total minimum lease
payments                                $ 2,155
----------------------------------------------------

In 1982 the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company's site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation ("NYDEC") and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site. The cost for this clean-up and the related reports was approximately $164. Clean-up was completed in 1996, but NYDEC required the Company to monitor the site through 1999. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has recently been less than $5 per year.

The Company's Verona facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources ("MDNR") included removal of dioxin contaminated soil and equipment, capping of areas of residual contamination in four relatively small areas of the site separate from the manufacturing facilities, and the installation of wells to monitor groundwater and surface water contamination by organic chemicals. No ground water or surface water treatment was required. The Company believes that remediation of the site is complete. In 1998, the EPA certified the work on the contaminated soils to be complete. In February 2000, after the conclusion of the two years of monitoring groundwater and surface water, the former owner submitted a draft third party risk assessment report to the EPA and MDNR recommending no further action. The prior owner is awaiting the response of the EPA and MDNR to the draft risk assessment.

While the Company must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona facility for potential liabilities associated with the Superfund site and one of the sellers, in turn, has the benefit of certain contractual indemnification by the prior owner that is implementing the above-described Superfund remedy.

From time to time, the Company is a party to various litigation, claims and assessments, management believes that the alternate outcome of such matters will not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

NOTE 12-SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. As a result of the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate, DuCoa L.P., the Company presently has three segments, specialty products, encapsulated / nutritional products and, the unencapsulated feed supplements segment. Products relating to choline animal feed for non-ruminant animals are primarily reported in the unencapsulated feed supplements segment. Human choline nutrient products and encapsulated products are reported in the encapsulated / nutritional products segment. They are managed separately because each business requires different technology and marketing strategies. The specialty products segment consists of three specialties: ethylene oxide, propylene oxide and methyl chloride. The encapsulated / nutritional products segment is principally in the business of encapsulating performance ingredients for use throughout the food and animal health industries for processing, mixing, packaging applications and nutritional fortification and for shelf-life improvement. The unencapsulated feed supplements segment is in the business of manufacturing and supplying choline chloride, an essential nutrient for animal health, to the poultry and swine industries. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications and are included in the encapsulated feed supplement segment. The Company sells products for all segments through its own sales force, independent distributors and sales agents. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Sales:
------------------------------------------------------------------------------
                                         2002           2001            2000
------------------------------------------------------------------------------
Specialty Products                  $   22,028     $   21,130    $    20,113
Encapsulated/Nutritional Products       27,990         18,312         13,085
Unencapsulated Feed Supplements         10,179          6,700            -
------------------------------------------------------------------------------
Total                               $   60,197     $   46,142    $    33,198
------------------------------------------------------------------------------

Business Segment Earnings (Loss):
------------------------------------------------------------------------------
                                           2002           2001            2000
------------------------------------------------------------------------------
Specialty Products                  $    7,240     $    6,612    $     5,605
Encapsulated/Nutritional Products        5,118          1,582            333
Unencapsulated Feed Supplements           (173)           (39)           -
Interest expense and other income
(expense)                                  340            214             58
------------------------------------------------------------------------------
Earnings before income taxes        $   11,845     $    8,369    $     5,996
------------------------------------------------------------------------------

Depreciation/Amortization:
------------------------------------------------------------------------------
                                           2002           2001            2000
------------------------------------------------------------------------------
Specialty Products                  $    1,583     $     1,587   $     1,666
Encapsulated/Nutritional Products          484            373            349
Unencapsulated Feed Supplements            850            661            -
------------------------------------------------------------------------------
Total                               $    2,917     $    2,621    $     2,015
------------------------------------------------------------------------------

Business Segment Assets:
------------------------------------------------------------------------------
                                           2002           2001            2000
------------------------------------------------------------------------------
Specialty Products                  $   13,993      $  11,074    $   11,679
Encapsulated/Nutritional Products       16,730         10,798         7,442
Unencapsulated Feed Supplements         17,954         18,181            -
Other Unallocated                        4,621          4,424         4,101
------------------------------------------------------------------------------
Total                               $   53,298     $   44,477    $    23,222
------------------------------------------------------------------------------

Other unallocated assets consist of cash, prepaid expenses, deferred income taxes and other deferred charges, which the Company does not allocate to its individual business segments.

Expenditures for Segment Assets:
--------------------------------------------------------------------------------
                                          2002           2001          2000
--------------------------------------------------------------------------------
Specialty Products                 $       5,273  $        414   $      516
Encapsulated/Nutritional Products          4,705         1,175          365
Unencapsulated Feed Supplements               42           361           -
--------------------------------------------------------------------------------
Total                              $      10,020  $      1,950   $      881
--------------------------------------------------------------------------------

Geographic Revenue Information:
--------------------------------------------------------------------------------
                                          2002           2001          2000
--------------------------------------------------------------------------------
United States                      $      54,663  $     42,606   $   30,187
Foreign Countries                          5,534         3,536        3,011
--------------------------------------------------------------------------------
Total                              $      60,197  $     46,142   $   33,198
--------------------------------------------------------------------------------

The Company has no foreign based operations. Therefore, all long-lived assets are in the United States and revenue from foreign countries is based on customer ship-to address.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:
----------------------------------------------------------------------
                               2002            2001            2000
----------------------------------------------------------------------
Income taxes              $     4,386     $      3,220    $     2,281
Interest                  $       389     $        387    $        47
----------------------------------------------------------------------

Non-cash financing activities:
----------------------------------------------------------------------------
                                    2002             2001            2000
----------------------------------------------------------------------------
Dividends declared             $        382     $       305     $       277
----------------------------------------------------------------------------

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(In thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------------
                                                  2002                                             2001
-----------------------------------------------------------------------------------------------------------------------------
                              First        Second       Third      Fourth      First        Second       Third      Fourth
                              Quarter     Quarter     Quarter     Quarter      Quarter     Quarter     Quarter     Quarter
-----------------------------------------------------------------------------------------------------------------------------
Net sales                       $14,389     $15,668     $15,784     $14,356      $ 8,024      10,189    $ 13,849    $ 14,080
Gross profit                      5,294       6,564       5,998       5,454        3,542       4,165       4,932       5,287
Earnings before
     income taxes                 2,340       3,571       3,313       2,621        1,780       1,809       2,179       2,601
Net earnings                      1,438       2,205       2,154       1,619        1,113       1,148       1,308       1,541
Basic net earnings
     per common share           $ .31       $ .46       $ .45       $ .34        $ .24       $ .25       $ .28       $ .33
Diluted net earnings
     per common share           $ .29       $ .45       $ .43       $ .33        $ .23       $ .24       $ .27       $ .31
-----------------------------------------------------------------------------------------------------------------------------

NOTE 15 - NEW ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 is different from EITF Issue No. 94-3 in that Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is when it meets the definition of a liability in the FASB's conceptual framework. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

                                                                     Schedule II


                               BALCHEM CORPORATION
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2002, 2001 and 2000
                                 (In thousands)

                                                           Additions
                                                           ---------
                                     Balance at    Charges to Charges to
                                     Beginning of  Costs and   Other                 Balance at
   Description                          Year       Expenses   Accounts   Deductions  End of Year
   -----------                       ------------  ---------- ---------- ----------  -----------

   Year ended December 31, 2002
      Allowance for doubtful accounts    $ 50            $ 70        -       $(30) (a)      $  90
      Inventory obsolescence reserve       82             152        -        (42) (a)        192


   Year ended December 31, 2001
      Allowance for doubtful accounts      48              65        -        (63) (a)         50
      Inventory obsolescence reserve       81              63        -        (62) (a)         82


   Year ended December 31, 2000
      Allowance for doubtful accounts      -               48        -         -               48
      Inventory obsolescence reserve       88              41                 (48) (a)         81


   (a) represents write-offs

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

Item 14.  Controls and Procedures.

(a) Based upon an evaluation by the Company's Chief Executive Officer and Principal Financial Officer and its Corporate Controller within 90 days prior to the filing date of this Annual Report on Form 10-K, they have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under such Act.

(b) Since the date of the most recent evaluation of the Company's internal controls, there have been no significant changes in such internal controls or in other factors that could significantly affect these controls nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

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

    4.1.1 Amendment to Agreements No. 3, dated as of May 23, 2002, with respect to Loan Agreement dated June 1, 2001 by and between Fleet National Bank and Balchem Corporation and Amendment, dated December 27, 2002, to Loan Agreement dated June 1, 2001 by and between Fleet National Bank and Balchem Corporation.

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

      10.1 Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement")).*

      10.2 Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35912, dated October 25, 1996, and to the 1998 Proxy Statement).*

      10.3 Balchem Corporation 1999 Stock Plan (incorporated by reference to Exhibit A to Proxy Statement dated April 23, 1999 for the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement")).*

      10.4 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-4448, dated December 12, 1997).*

      10.5 Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi ((incorporated by reference to Exhibit
            10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K")). *

      10.6 Agreements dated as of April 1, 1993, January 1, 1995 and April 25, 1997, as amended, between the Company and Dr. Charles McClelland (incorporated by reference to Exhibit 10.5 to the 1999 10-K).*

      10.7 Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

      21. Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the 2001 10-K).

      23.1  Consent of KPMG LLP, Independent Auditors

            * Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  March 31, 2003                BALCHEM CORPORATION
                                              By:/s/ Dino A. Rossi
                                              ----------------------------------
                                              Dino A. Rossi, President,
                                              Chief Executive Officer

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            /s/ Dino A. Rossi
                                            ------------------------------------
                                            Dino A. Rossi, President,
                                            Chief Executive Officer, Principal
                                            Financial Officer and Director
                                            Date: March 31, 2003

                                            /s/ Francis J. Fitzpatrick
                                            ------------------------------------
                                            Francis J. Fitzpatrick, Controller
                                            Date: March 31, 2003

                                            /s/ Francis X. McDermott
                                            ------------------------------------
                                            Francis X. McDermott, Director
                                            Date: March 31, 2003

                                            /s/ Kenneth P. Mitchell
                                            ------------------------------------
                                            Kenneth P. Mitchell, Director
                                            Date: March 31, 2003

                                            /s/ Israel Sheinberg
                                            ------------------------------------
                                            Israel Sheinberg, Director
                                            Date: March 31, 2003

                                            /s/ Hoyt Ammidon, Jr.
                                            ------------------------------------
                                            Hoyt Ammidon, Jr., Director
                                            Date: March 31, 2003


                                            ------------------------------------
                                            Edward McMillan, Director
                                            Date:

                                 CERTIFICATIONS

      I, Dino A. Rossi, President, Chief Executive Officer and Principal Financial Officer of Balchem Corporation, certify that:

      1.    I have reviewed this annual report on Form 10-K of Balchem
            Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: March 31, 2003

        /s/ Dino A. Rossi
        -----------------
        Dino A. Rossi,
        President, Chief Executive Officer
        and Principal Financial Officer

      I, Francis J. Fitzpatrick, Corporate Controller of Balchem Corporation, certify that:

      1.    I have reviewed this annual report on Form 10-K of Balchem
            Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: March 31, 2003

        /s/ Francis J. Fitzpatrick
        --------------------------------
        Francis J Fitzpatrick Corporate Controller

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Balchem Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dino A. Rossi, President, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

         /s/ Dino A. Rossi
         -----------------
         Dino A. Rossi President,
         Chief Executive Officer and Principal Financial Officer
         March 31, 2003

         This certification accompanies the above-described Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Balchem Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis
J. Fitzpatrick, Corporate Controller of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

         /s/ Francis J. Fitzpatrick
         --------------------------
         Francis J. Fitzpatrick
         Corporate Controller
         March 31, 2003

         This certification accompanies the above-described Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit
                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER

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

    4.1.1 Amendment to Agreements No. 3, dated as of May 23, 2002, with respect to Loan Agreement dated June 1, 2001 by and between Fleet National Bank and Balchem Corporation and Amendment, dated December 27, 2002, to Loan Agreement dated June 1, 2001 by and between Fleet National Bank and Balchem Corporation.

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

      10.1 Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement")).*

      10.2 Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35912, dated October 25, 1996, and to the 1998 Proxy Statement).*

      10.3 Balchem Corporation 1999 Stock Plan (incorporated by reference to Exhibit A to Proxy Statement dated April 23, 1999 for the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement")).*

      10.4 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-4448, dated December 12, 1997).*

      10.5 Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi ((incorporated by reference to Exhibit
            10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K")). *

      10.6 Agreements dated as of April 1, 1993, January 1, 1995 and April 25, 1997, as amended, between the Company and Dr. Charles McClelland (incorporated by reference to Exhibit 10.5 to the 1999 10-K).*

      10.7 Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

      21. Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the 2001 10-K).

      23.1  Consent of KPMG LLP, Independent Auditors

            * Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.