Form 10-Q
period 2003-05-15
BALCHEM CORP
filed 2003-05-15
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)    Quarterly Report Pursuant to Section 13 or 15 (d) of
   X                   The Securities Exchange Act of 1934

                  For The Quarterly Period Ended March 31, 2003

                                       or

              Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

       Maryland                                             13-2578432
       --------                                             ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

P.O. Box 600 New Hampton, New York                                      10958
----------------------------------                                      -----
(Address of principal executive offices)                              (Zip Code)

                                  845-326-5600
                                  ------------
               Registrant's telephone number, including area code:

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                           Yes [X]    No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes [X]    No [_]

As of May 1, 2003 the registrant had 4,796,447 shares of its Common Stock, $.06 2/3 par value, outstanding.

 Part I. Financial Information
 Item 1. Financial Statements

                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)



                                              March 31, 2003   December 31, 2002
                                              --------------   -----------------
                                                Unaudited
Current assets:
 Cash and cash equivalents                        $ 1,812         $ 1,731
 Accounts receivable                                7,295           7,159
 Inventories                                        6,997           7,238
 Prepaid expenses and other current assets          1,060           2,280
 Deferred income taxes                                413             403
                                                  -------         -------
   Total current assets                            17,577          18,811
                                                  -------         -------

Property, plant and equipment, net                 26,144          25,852

Excess of cost over net assets acquired             6,368           6,398
Intangibles and other assets, net                   2,013           2,237

                                                  -------         -------
   Total assets                                   $52,102         $53,298
                                                  =======         =======





                                       3
See accompanying notes to unaudited condensed consolidated financial statement.

                               BALCHEM CORPORATION
                Condensed Consolidated Balance Sheets, continued
                  (Dollars in thousands, except per share data)



                                                                                      March 31,       December 31,
                                                                                        2003              2002
                                                                                      --------          --------
                                                                                      Unaudited

                      Liabilities and Stockholders' Equity
 Current liabilities:
 Current portion of  long-term debt                                                   $  1,742          $  1,742
 Trade accounts payable and other accrued expenses                                       2,913             4,049
 Accrued compensation and other benefits                                                   535             1,754
 Dividends payable                                                                        --                 382
                                                                                      --------          --------
  Total current liabilities                                                              5,190             7,927
                                                                                      --------          --------

 Long-term debt                                                                          9,145             9,581
 Deferred income taxes                                                                   1,613             1,557
 Other long-term obligations                                                               970               964

                                                                                      --------          --------
 Total liabilities                                                                      16,918            20,029
                                                                                      --------          --------

 Stockholders' equity:
 Preferred stock, $25 par value. Authorized 2,000,000                                     --                --
 shares; none issued and outstanding
 Common stock, $.0667 par value. Authorized 10,000,000 shares; 4,903,238 shares issued and 4,794,987 shares outstanding at March 31, 2003 and
 4,903,238 shares issued and 4,775,684 shares outstanding at December 31, 2002             327               327
 Additional paid-in capital                                                              3,581             3,546
 Retained earnings                                                                      32,490            30,807
 Treasury stock, at cost: 108,251 and 127,554 shares at March 31, 2003 and
 December 31, 2002, respectively                                                        (1,214)           (1,411)
                                                                                      --------          --------
Total stockholders' equity                                                              35,184            33,269

                                                                                      --------          --------
 Total liabilities and stockholders' equity                                           $ 52,102          $ 53,298
                                                                                      ========          ========







                                       3

 See accompanying notes to consolidated financial statements

                             BALCHEM CORPORATION
                Condensed Consolidated Statements of Earnings
                    (In thousands, except per share data)
                                 (unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                    2003              2002
                                                    ----              ----


 Net sales                                       $ 14,816          $ 14,389

 Cost of sales                                      9,165             9,095
                                                 --------          --------

 Gross profit                                       5,651             5,294

 Operating expenses:
 Selling expenses                                   1,405             1,406
 Research and development expenses                    525               494
 General and administrative expenses                  964               968
                                                 --------          --------
                                                    2,894             2,868

                                                 --------          --------
 Earnings from operations                           2,757             2,426

 Other expenses (income):
 Interest (income)                                     (1)              (19)
 Interest expense                                      74               105
                                                 --------          --------

 Earnings before income tax expense                 2,684             2,340

 Income tax expense                                 1,001               902
                                                 --------          --------

 Net earnings                                    $  1,683          $  1,438
                                                 ========          ========

 Net earnings per common share - basic           $   0.35          $   0.31
                                                 ========          ========

 Net earnings per common share - diluted         $   0.34          $   0.29
                                                 ========          ========



                                       4

 See accompanying notes to consolidated financial statements

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                            2003            2002
                                                                            ----            ----
                                                                                  Unaudited

Cash flows from operating activities:
Net earnings                                                             $ 1,683            1,438

Adjustments to reconcile net earnings to
net cash provided by operating  activities:
 Depreciation and amortization                                               830              678
 Shares issued under employee benefit plans                                  104               90
 Deferred income taxes                                                        46               57
Changes in assets and liabilities net of effects of acquisition:
 Accounts receivable                                                        (136)            (258)
 Inventories                                                                 241              626
 Prepaid expenses                                                          1,220              352
 Accounts payable and accrued expenses                                    (2,355)            (977)
 Income taxes payable                                                       --                685
 Other long-term obligations                                                   9              (15)
                                                                         -------          -------
Net cash provided by operating activities                                  1,642            2,676
                                                                         -------          -------

Cash flows from investing activities:
 Capital expenditures                                                       (895)            (830)
 Proceeds from sale of property, plant & equipment                            41              194
 Cash paid for intangibles assets acquired                                   (14)             (13)
                                                                         -------          -------
Net cash used in investing activities                                       (868)            (649)
                                                                         -------          -------

Cash flows from financing activities:
Principal payments on long-term debt                                        (436)            (435)
Proceeds from stock options and warrants exercised                           128              158
Dividends paid                                                              (382)            (305)
Other financing activities                                                    (3)            --
                                                                         -------          -------
Net cash used in financing activities                                       (693)            (582)
                                                                         -------          -------

Increase in cash and cash equivalents                                         81            1,445

Cash and cash equivalents beginning of period                              1,731            3,120
                                                                         -------          -------
Cash and cash equivalents end of period                                  $ 1,812            4,565
                                                                         =======          =======



                                       5
 See accompanying notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2002 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements and notes, which appear in that report. References in this Report to the Company mean Balchem and/or its subsidiary BCP Ingredients, Inc., as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results expected for the full year.


NOTE 2 - STOCK OPTION PLAN
--------------------------

At March 31, 2003, the Company has stock based employee compensation plans. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounts Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 has been applied. The following table illustrates the effect on net earnings and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:


---------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended March 31
                                                               ------------------------------------------
                                                                 2003                     2002

Net Earnings

         Net earnings, as reported                             $ 1,683                   $ 1,438
         Deduct:  Total stock-based employee
         compensation expense determined under fair
         value based method, net of related tax effects           (150)                     (113)
                                                       --------------------------------------------------
Net earnings as adjusted                                        $ 1,533                  $ 1,325
                                                       ==================================================


Earnings per share:
         Basic EPS as reported                                  $ .35                     $ .31
         Basic EPS as adjusted                                  $ .32                     $ .28
         Diluted EPS as reported                                $ .34                     $ .29
         Diluted EPS as adjusted                                $ .31                     $ .27
---------------------------------------------------------------------------------------------------------

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

---------------------------------------------------------------------------------------------------------
                                                                      2003                    2002
---------------------------------------------------------------------------------------------------------

Expected life (years)                                                    3                       5
Expected volatility                                                    30%                     32%
Expected dividend yield                                               .38%                    .40%
Risk-free interest rate                                               1.9%                    3.7%
Weighted average fair value of options
granted during the year                                              $3.06                   $9.47
---------------------------------------------------------------------------------------------------------

There were no option grants during the first quarter of 2002.

NOTE 3 - 2001 ACQUISITION
-------------------------

As previously reported in June, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001, BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation, acquired certain assets of DCV, Inc. and its affiliate, DuCoa L.P.. The agreement provided for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. Additionally, in certain circumstances, as defined in the agreement, a reimbursement of a part of the purchase price could be due the Buyer in the first year of such calculation. Based upon the results of the gross margin calculation as defined above for the first one year period, a reimbursement of $30 was received as of March 31, 2003. Such reimbursement was recorded as a reduction of the cost of the acquired product lines. As of March 31, 2003, the Company could potentially pay $2,000 for the remaining two years of calculations under the agreement. Any future contingent consideration will be recorded as an additional cost of the acquired product lines.

NOTE 4 - INVENTORIES
--------------------

Inventories at March 31, 2003 and December 31, 2002 consist of the following:

--------------------------------------------------------------------------------
                                                March 31,        December 31,
                                                  2003               2002
--------------------------------------------------------------------------------

Raw materials                                $      1,763      $      2,042
Finished goods                                      5,234             5,196

--------------------------------------------------------------------------------
         Total inventories                   $      6,997      $      7,238
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS
--------------------------

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 141, Business
Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. These standards require the use of the purchase method of business combination and define an intangible asset. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. All of the Company's goodwill arose from the June 2001 acquisition described in Note 3.

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

The Company had unamortized goodwill in the amount of $6,368 and $6,398 at March 31, 2003 and December 31, 2002, respectively, subject to the provisions of SFAS Nos. 141 and 142.

As of March 31, 2003 and December 31, 2002 the Company had identifiable intangible assets with a gross carrying value of approximately $7,794, and $7,751, respectively, less accumulated amortization of $5,781 and $5,514, respectively. Intangible assets at March 31, 2003 consist of the following:

--------------------------------------------------------------------------------
                                                    Gross
                            Amortization period    Carrying       Accumulated
                                 (in years)         Amount        Amortization
--------------------------------------------------------------------------------

Customer lists                       10            $6,760            $5,377
Re-registration costs                10               356               314
Patents                              17               429                64
Trademarks                           17               195                17
Other                                 5                54                 9

--------------------------------------------------------------------------------
                                               $    7,794            $5,781
--------------------------------------------------------------------------------

Amortization of identifiable intangible assets was approximately $270 for the first three months of 2003. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ended December 31, 2003 is approximately $1,079, approximately $683 in the second succeeding year, and approximately $36 in each of the third and fourth succeeding years. At March 31, 2003, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangibles and other assets" in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2003.


NOTE 6 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the earnings and shares used in calculating basic and diluted net earnings per share:

-------------------------------------------------------------------------------------------------------------

                                                                  Income       Number of Shares     Per Share
Three months ended March 31, 2003                              (Numerator)       (Denominator)         Amount
-------------------------------------------------------------------------------------------------------------

Basic EPS - Net earnings and weighted average common
shares outstanding                                                $1,683            4,792,690           $.35


Effect of dilutive securities - stock options                                         175,820


Diluted EPS - Net earnings and weighted average
common shares outstanding and
effect of stock options                                           $1,683            4,968,510           $.34
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------

                                                             Income          Number of Shares       Per Share
Three months ended March 31, 2002                         (Numerator)         (Denominator)           Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                                $1,438            4,714,418            $.31

Effect of dilutive securities - stock options                                         198,547

Diluted EPS - Net earnings and weighted average
common shares outstanding and
effect of stock options                                           $1,438            4,912,965            $.29
-------------------------------------------------------------------------------------------------------------

At March 31, 2003, the Company had 202,200 stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.


NOTE 7 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and unencapsulated feed supplements.

Business Segment Net Sales:

----------------------------------------------------------------------------
                                               Three Months Ended
                                                    March 31,
                                               2003                2002
----------------------------------------------------------------------------
Specialty Products                      $      5,938        $      5,345

Encapsulated/Nutritional Products              6,143               6,363

Unencapsulated Feed Supplements                2,735               2,681

----------------------------------------------------------------------------
Total                                   $     14,816        $     14,389
----------------------------------------------------------------------------

Business Segment Earnings (Loss):

----------------------------------------------------------------------------
                                                  Three Months Ended
                                                       March 31,
                                               2003                2002
----------------------------------------------------------------------------
Specialty Products                      $     2,048         $      1,718

Encapsulated/Nutritional Products               550                  906

Unencapsulated Feed Supplements                 159                 (198)

Interest and other income (expense)             (73)                 (86)

----------------------------------------------------------------------------
Earnings before income taxes            $     2,684         $      2,340
----------------------------------------------------------------------------


NOTE 8- SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

Cash paid during the three months ended March 31, 2003 and 2002 for income taxes and interest is as follows:

------------------------------------------------------------
                                   Three Months Ended
                                       March 31,
                                2003                2002
------------------------------------------------------------

Income taxes           $             152  $               39
Interest               $              74  $              105
------------------------------------------------------------


NOTE 9 - COMMON STOCK
---------------------

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2002, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2003. Through March 31, 2003, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which 108,251 remain in treasury at March 31, 2003.

NOTE 10 - LONG TERM DEBT
------------------------

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (2.59% and 3.08% at March 31, 2003 and 2002, respectively). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At March 31, 2003, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan
Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.34% and 2.83% at March 31, 2003 and 2002, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2003. The Company intends to seek renewal of such facility.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.


NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's financial position or results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company was required to adopt FIN 45 on December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

     This  Report  contains  forward-looking  statements,  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The actions and performance of the Company could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

     The Company is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, feed and medical sterilization industries. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and the unencapsulated feed supplements.


Results of Operations:

Three months ended March 31, 2003 as compared  with three months ended March 31,
--------------------------------------------------------------------------------
2002
----

     Net sales for the three months ended March 31, 2003 were $14,816 as compared with $14,389 for the three months ended March 31, 2002, an increase of $427 or 2.9%. Net sales for the specialty products segment were $5,938 for the three months ended March 31, 2003 as compared with $5,345 for the three months ended March 31, 2002, an increase of $593 or 11.1%. This increase was due principally to greater sales volumes (9.4% over the prior comparable quarter) of ethylene oxide products and propylene oxide products during the quarter ended March 31, 2003. Net sales for the encapsulated / nutritional products segment were $6,143 for the three months ended March 31, 2003 as compared with $6,363 for the three months ended March 31, 2002, a decrease of $220 or 3.5%. The decrease was primarily a result of a volume decline (13.5% less than the prior comparable quarter) in sales to the domestic food market. This decline was partially offset by an increase in sales to the international food market. Net sales of $2,735 were realized for the three months ended March 31, 2003 in the unencapsulated feed supplements segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products, as compared with $2,681 for the three months ended March 31, 2002, an increase of $54 or 2.0%. The increase was primarily a result of increased volumes sold (11.2% over the prior comparable quarter) in the aqueous choline, dry choline, and specialty markets.

     Gross margin percentage for the three months ended March 31, 2003 was 38.1% as compared to 36.8% for the three months ended March 31, 2002. Margins for the specialty products segment were favorably affected by increased production volumes of the Company's products utilizing ethylene oxide. Margins in the encapsulated /
nutritional products segment were unfavorably affected by a decline in sales volume which resulted in decreased production volumes. Margins for the unencapsulated feed supplements segment were favorably affected by increased production volumes of aqueous choline, dry choline, and specialty products.

     Operating expenses for the three months ended March 31, 2003 increased to $2,894 from $2,868 for the three months ended March 31, 2002, an increase of $26 or 1.0%. Total operating expenses as a percentage of sales were 19.5% for the three months ended March 31, 2003 as compared to 19.9% for the three months ended March 31, 2002. During the three months ended March 31, 2003 and the three months ended March 31, 2002, the Company spent $525 and $494, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

     As a result of the foregoing, earnings from operations for the three months ended March 31, 2003 were $2,757 as compared to $2,426 for the three months ended March 31, 2002. Earnings from operations for the specialty products segment for the three months ended March 31, 2003 were $2,048 as compared to $1,718 for the three months ended March 31, 2002. Earnings from operations for the encapsulated / nutritional products segment for the three months ended March 31, 2003 were $550 as compared to $906 for the three months ended March 31, 2002. Earnings from the unencapsulated feed supplements segment for the three months ended March 31, 2003 were $159 compared to a loss of $198 for the three months ended March 31, 2002.

     Interest income for the three months ended March 31, 2003 totaled $1 as compared to $19 for the three months ended March 31, 2002. Interest expense for the three months ended March 31, 2003 totaled $74 as compared to $105 for the three months ended March 31, 2002, a decrease of $31. This decrease is the result of lower average outstanding borrowings during the period combined with lower average interest rates.

     The Company records its interim tax provision based upon its estimated effective tax rate for the year, which is presently expected to be approximately 37.3%.

     As a result of the foregoing, net earnings were $1,683 for the three months ended March 31, 2003 as compared with $1,438 for the three months ended March 31, 2002.


Liquidity and Capital Resources

     Working capital amounted to $12,387 at March 31, 2003 as compared to $10,884 at December 31, 2002, an increase of $1,503. Cash flows from operating activities provided $1,642 for the three months ended March 31, 2003 as compared with $2,676 for the three months ended March 31, 2002. The decrease in cash flows from operating activities was primarily due to decreases in accounts payable and accrued expenses and an increase in account receivable. The foregoing was partially offset by an increase in net earnings and a decrease in inventory.

     Capital expenditures were $895 for the three months ended March 31, 2003. Capital expenditures are projected to be approximately $2,400 for all of calendar year 2003. In 2002, the Company expanded the manufacturing, processing and distribution facilities at its Verona, Missouri facility to enable it to handle operations for its specialty products and encapsulated choline products businesses. In addition, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space, which serves as the Company's general offices and as a laboratory facility. The costs of certain leasehold improvements to the Company's office space, up to $630, were funded by the landlord.

     In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2002, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2003. As of March 31, 2003, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 235,065 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

     On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing Total Loan Operating for a term loan of Commitment Agreement Leases $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2002 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (2.59% and 3.08% at March 31, 2003 and 2002, respectively). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At March 31, 2003, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.34% and 2.83% at March 31, 2003 and 2002, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2003. The Company intends to seek renewal of such facility.

     Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

     As part of the June 1, 2002 acquisition of certain assets relating to the choline animal feed, human choline nutrient, and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P., the asset purchase agreement calls for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. Additionally, in certain circumstances, as defined in the agreement, a reimbursement of a part of the purchase price could be due the buyer in the first year of such calculation. Based upon the results of the gross margin calculation as defined above for the first one year period, a reimbursement of $30 was received as of March 31, 2003. Such reimbursement was recorded as a reduction of the cost of the acquired product lines. There were no other changes to goodwill during the first quarter of 2003. As of March 31, 2003, the Company could potentially pay $2,000 for the remaining two years of calculations under the agreement. Any future contingent consideration will be recorded as an additional cost of the acquired product lines

     The Company also currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The amount recorded on the Company's balance sheet as of March 31, 2003 for this obligation is $859. The postretirement plan is not funded.

     The  Company's   aggregate   commitments   under  its  Loan  Agreement  and
noncancelable operating lease agreements (including the office space lease entered into in 2003 as described above) are as follows:

                            Loan              Operating               Total
                          Agreement            Leases               Commitment
--------------------------------------------------------------------------------

2003                 $       1,307          $       314           $        1,621
2003                         1,742                  351                    2,093
2004                         1,742                  275                    2,017
2005                         1,742                  245                    1,987
2006                         1,742                  245                    1,987
Thereafter                   2,612                  608                    3,220
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


Critical Accounting Policies

     There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2002 Annual Report on Form 10-K, during the three months ended March 31, 2003.


Related Party Transactions

     The  Company  is  not  engaged  and  has  not  engaged  in  related   party
transactions during the three months ended March 31, 2003. Transactions of the Company during this period were at arms length.

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143,"Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's financial position or results of operations.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company was required to adopt FIN 45 on December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of March 31, 2003, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.25%. A 100 basis point increase in interest rates, applied to the Company's borrowings at March 31, 2003, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $109,000. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

               No Reports on Form 8-K were filed during the quarter ended March 31, 2003.

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

         Date: May 14, 2003

                                 CERTIFICATIONS
I, Dino A. Rossi, President, Chief Executive Officer and Principal Financial Officer of Balchem Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Balchem Corporation;

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


Date: May 14, 2003                                   /s/ Dino A. Rossi
                                                     ---------------------------
                                                     Dino A. Rossi, President,
                                                     Chief Executive Officer and
                                                     Principal Financial Officer

I, Francis J. Fitzpatrick, Corporate Controller of Balchem Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Balchem Corporation;

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

Date: May 14, 2003                                   /s/Francis J. Fitzpatrick
                                                     -------------------------
                                                     Francis J. Fitzpatrick
                                                     Corporate Controller

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Balchem Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dino A. Rossi, President, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dino A. Rossi
--------------------------------------
Dino A. Rossi
President, Chief Executive Officer and
Principal Financial Officer
May 14, 2003

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

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Balchem Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis J. Fitzpatrick, Corporate Controller of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Francis J. Fitzpatrick
--------------------------
Francis J. Fitzpatrick
Corporate Controller
May 14, 2003

This certification accompanies the above-described Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.