Form 10-Q
period 2003-06-30
BALCHEM CORP
filed 2003-08-14
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)     Quarterly Report Pursuant to Section 13 or 15 (d) of
  |X|                 The Securities Exchange Act of 1934

                  For The Quarterly Period Ended June 30, 2003

                                       or

              Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

Maryland                                             13-2578432
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

P.O. Box 600 New Hampton, New York                   10958
(Address of principal executive offices)             (Zip Code)

                                  845-326-5600
               Registrant's telephone number, including area code:

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

                   Yes   |X|                 No   |_|

As of August 11, 2003 the registrant had 4,817,364 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1. Financial Statements


                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)



                                                                          June 30, 2003        December 31, 2002
                                                                          -------------        -----------------
                                                                            Unaudited
Current assets:
      Cash and cash equivalents                                              $ 2,467                 $ 1,731
      Accounts receivable                                                      6,829                   7,159
      Inventories                                                              7,561                   7,238
      Prepaid expenses and other current assets                                1,264                   2,280
      Deferred income taxes                                                      396                     403
                                                                          -------------        -----------------
Total current assets                                                          18,517                  18,811
                                                                          -------------        -----------------

Property, plant and equipment, net                                            25,980                  25,852

Excess of cost over net assets acquired                                        6,368                   6,398
Intangibles and other assets, net                                              1,783                   2,237

                                                                          -------------        -----------------
Total assets                                                                 $52,648                 $53,298
                                                                          =============        =================

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                Condensed Consolidated Balance Sheets, continued
                  (Dollars in thousands, except per share data)

                                                                          June 30, 2003        December 31, 2002
                                                                          -------------        -----------------
                                                                            Unaudited

                  Liabilities and Stockholders' Equity
                  ------------------------------------
 Current liabilities:
      Current portion of  long-term debt                                  $     1,742               $    1,742
      Trade accounts payable and other accrued expenses                         2,002                    4,049
      Accrued compensation and other benefits                                     407                    1,754
      Dividends payable                                                            --                      382
                                                                          -----------               ----------
           Total current liabilities                                            4,151                    7,927
                                                                          -----------               ----------

 Long-term debt                                                                 8,710                    9,581
 Deferred income taxes                                                          1,669                    1,557
 Other long-term obligations                                                      966                      964
                                                                          -----------               ----------
           Total liabilities                                                   15,496                   20,029
                                                                          -----------               ----------

Stockholders' equity:
  Preferred stock, $25 par value. Authorized 2,000,000
     shares; none issued and outstanding
  Common stock, $.0667 par value. Authorized 10,000,000 shares;
     4,903,238 shares issued and 4,809,452 shares outstanding at
     June 30, 2003 and 4,903,238 shares issued and 4,775,684
     shares outstanding at December 31, 2002                                      327                      327

      Additional paid-in capital                                                3,710                    3,546
      Retained earnings                                                        34,181                   30,807
      Treasury stock, at cost: 93,786 and 127,554 shares at
        June 30, 2003 and December 31, 2002, respectively                      (1,066)                  (1,411)
                                                                          -----------               ----------
Total stockholders' equity                                                     37,152                   33,269

                                                                          -----------               ----------
 Total liabilities and stockholders' equity                                  $ 52,648                 $ 53,298
                                                                          ===========               ==========

See accompanying notes to condensed consolidated financial statements.

                        BALCHEM CORPORATION
           Condensed Consolidated Statements of Earnings
               (In thousands, except per share data)
                            (unaudited)

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                            June 30,
                                                        --------------------------          --------------------------
                                                          2003              2002              2003              2002
                                                        --------          --------          --------          --------
 Net sales                                              $ 14,860          $ 15,668          $ 29,676          $ 30,057

 Cost of sales                                             9,372             9,104            18,537            18,199
                                                        --------          --------          --------          --------

 Gross profit                                              5,488             6,564            11,139            11,858

 Operating expenses:
      Selling expenses                                     1,312             1,400             2,717             2,806
      Research and development expenses                      500               515             1,025             1,009
      General and administrative expenses                    913               985             1,877             1,953
                                                        --------          --------          --------          --------
                                                           2,725             2,900             5,619             5,768

                                                        --------          --------          --------          --------
 Earnings from operations                                  2,763             3,664             5,520             6,090

 Other expenses (income):
      Interest (income)                                       (1)               (7)               (2)              (26)
      Interest expense                                        72               100               146               205
                                                        --------          --------          --------          --------

 Earnings before income tax expense                        2,692             3,571             5,376             5,911

 Income tax expense                                        1,001             1,366             2,002             2,268
                                                        --------          --------          --------          --------

 Net earnings                                           $  1,691          $  2,205          $  3,374          $  3,643
                                                        ========          ========          ========          ========

 Net earnings per common share - basic                  $   0.35          $   0.46          $   0.70          $   0.77
                                                        ========          ========          ========          ========

 Net earnings per common share - diluted                $   0.34          $   0.45          $   0.68          $   0.74
                                                        ========          ========          ========          ========

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                 2003                  2002
                                                                                -------              -------
                                                                                         Unaudited
                                                                                         ---------
Cash flows from operating activities:
Net earnings                                                                    $ 3,374              $ 3,643

Adjustments to reconcile net earnings to
net cash provided by operating activities:
      Depreciation and amortization                                               1,704                1,375
      Shares issued under employee benefit plans                                    165                  143
      Deferred income taxes                                                         119                  104
      Provision for doubtful accounts                                                40                   40
Changes in assets and liabilities net of effects of acquisition:
      Accounts receivable                                                           290               (1,216)
      Inventories                                                                  (323)                 338
      Prepaid expenses                                                            1,016                  558
      Accounts payable and accrued expenses                                      (3,394)                (168)
      Other long-term obligations                                                     9                  (19)
                                                                                -------              -------
Net cash provided by operating activities                                         3,000                4,798
                                                                                -------              -------

Cash  flows from investing activities:
      Capital expenditures                                                       (1,332)              (4,306)
      Proceeds from sale of property, plant & equipment                              41                  209
      Cash paid for intangibles assets acquired                                     (57)                 (81)
                                                                                -------              -------
Net cash used in investing activities                                            (1,348)              (4,178)
                                                                                -------              -------

Cash  flows from  financing  activities:
      Principal payments on long-term debt                                         (871)                (871)
      Proceeds from stock options and warrants exercised                            344                  284
      Dividends paid                                                               (382)                (305)
      Other financing activities                                                     (7)                   0
                                                                                -------              -------
Net cash used in financing activities                                              (916)                (892)
                                                                                -------              -------

Increase (Decrease) in cash and cash equivalents                                    736                 (272)

Cash and cash equivalents beginning of period                                     1,731                3,120
                                                                                -------              -------
Cash and cash equivalents end of period                                         $ 2,467              $ 2,848
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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - STOCK OPTION PLAN

At June 30, 2003, the Company has stock based employee compensation plans. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounts Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 has been applied. The following table illustrates the effect on net earnings and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

---------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                       2003              2002                2003              2002
---------------------------------------------------------------------------------         ---------------------------
Net Earnings
         Net earnings, as reported                    $   1,691         $   2,205         $   3,374         $   3,643
         Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method, net
         of related tax effects                            (183)             (113)             (333)             (226)
                                                      ---------         ---------         ---------         ---------
Net earnings as adjusted                              $   1,508         $   2,092         $   3,041         $   3,417
                                                      =========         =========         =========         =========
Earnings per share:
         Basic EPS as reported                        $     .35         $     .46         $     .70         $     .77
         Basic EPS as adjusted                        $     .31         $     .44         $     .63         $     .72
         Diluted EPS as reported                      $     .34         $     .45         $     .68         $     .74
         Diluted EPS as adjusted                      $     .30         $     .42         $     .61         $     .69
---------------------------------------------------------------------------------------------------------------------


The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

================================================================================
                                                          2003             2002
--------------------------------------------------------------------------------

Expected life (years)                                        3                5
Expected volatility                                         32%              32%
Expected dividend yield                                    .38%             .40%
Risk-free interest rate                                    1.9%             3.7%
Weighted average fair value of options
granted during the year                                  $3.33            $9.47
--------------------------------------------------------------------------------


NOTE 3 - INVENTORIES

Inventories at June 30, 2003 and December 31, 2002 consist of the following:

================================================================================
                                          June 30, 2003     December 31, 2002
--------------------------------------------------------------------------------
Raw materials                             $    1,627           $    2,042
Finished goods                                 5,934                5,196
--------------------------------------------------------------------------------
         Total inventories                $    7,561           $    7,238
================================================================================


NOTE 4 - INTANGIBLE ASSETS

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. These standards require the use of the purchase method of business combination and define an intangible asset. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. All of the Company's goodwill arose from the June 2001 acquisition described in Note 10.

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

The Company had unamortized goodwill in the amount of $6,368 and $6,398 at June 30, 2003 and December 31, 2002, respectively, subject to the provisions of SFAS Nos. 141 and 142.

As of June 30, 2003 and December 31, 2002 the Company had identifiable intangible assets with a gross carrying value of approximately $7,834, and $7,751, respectively, less accumulated amortization of $6,051 and $5,514, respectively. Intangible assets at June 30, 2003 consist of the following:


================================================================================
                                 Amortization        Gross
                                    period          Carrying        Accumulated
                                  (in years)         Amount        Amortization
--------------------------------------------------------------------------------
Customer lists                        10            $6,760            $5,626
Re-registration costs                 10               356               325
Patents                               17               463                70
Trademarks                            17               201                20
Other                                  5                54                10
--------------------------------------------------------------------------------
                                                    $7,834            $6,051
================================================================================

Amortization of identifiable intangible assets was approximately $541 for the first six months of 2003. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ended December 31, 2003 is approximately $1,082, approximately $687 in the second succeeding year, and approximately $41 in each of the third and fourth succeeding years. At June 30, 2003, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangibles and other assets" in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2003.

NOTE 5 - NET EARNINGS PER SHARE

The following presents a reconciliation of the earnings and shares used in calculating basic and diluted net earnings per share:

=============================================================================================================
                                                             Income        Number of Shares      Per Share
Three months ended June 30, 2003                          (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                           $1,691            4,801,710           $.35

Effect of dilutive securities - stock options                                    183,270
                                                                             ------------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options        $1,691            4,984,980           $.34
=============================================================================================================


=============================================================================================================
                                                             Income        Number of Shares      Per Share
Three months ended June 30, 2002                          (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                            $2,205           4,744,512           $.46

Effect of dilutive securities - stock options                                    209,864
                                                                            ------------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options         $2,205           4,954,376           $.45
=============================================================================================================


=============================================================================================================
                                                             Income        Number of Shares      Per Share
Six months ended June 30, 2003                            (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                            $3,374           4,797,200           $.70

Effect of dilutive securities - stock options                                   179,545
                                                                             -----------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options         $3,374           4,976,745           $.68
=============================================================================================================

=============================================================================================================
                                                             Income        Number of Shares      Per Share
Six months ended June 30, 2002                            (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                            $3,643           4,732,007           $.77

Effect of dilutive securities - stock options                                    204,205
                                                                            ------------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options         $3,643           4,936,212           $.74
=============================================================================================================

At June 30, 2003, the Company had 103,150 stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 6 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and unencapsulated feed supplements.

Business Segment Net Sales:

======================================================================================================================
                                               Three Months Ended                         Six Months Ended
                                                    June 30,                                  June 30,
                                            2003               2002                    2003               2002
----------------------------------------------------------------------------------------------------------------------
Specialty Products                      $    6,384         $    5,474             $   12,322         $  10,819
Encapsulated/Nutritional Products            5,761              7,750                 11,904            14,113
Unencapsulated Feed Supplements              2,715              2,444                  5,450             5,125
----------------------------------------------------------------------------------------------------------------------
Total                                   $   14,860         $   15,668             $   29,676         $  30,057
======================================================================================================================


Business Segment Earnings (Loss):
======================================================================================================================
                                               Three Months Ended                         Six Months Ended
                                                    June 30,                                  June 30,
                                            2003               2002                    2003               2002
----------------------------------------------------------------------------------------------------------------------
Specialty Products                      $    2,399         $    1,905             $    4,448         $   3,623
Encapsulated/Nutritional Products              227              1,770                    776             2,676
Unencapsulated Feed Supplements                137                (11)                   296              (209)
Interest and other income (expense)            (71)               (93)                  (144)             (179)
----------------------------------------------------------------------------------------------------------------------
Earnings before income taxes            $    2,692         $    3,571             $    5,376         $   5,911
======================================================================================================================


NOTE 7- SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2003 and 2002 for income taxes and interest is as follows:

=============================================================
                                  Six Months Ended
                                      June 30,
                               2003                2002
-------------------------------------------------------------

Income taxes                $   1,158           $   1,805
Interest                    $     146           $     205
-------------------------------------------------------------

NOTE 8 - COMMON STOCK

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999, which was subsequently extended. Through June 30, 2003, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which 93,786 remain in treasury at June 30, 2003. In June 2003, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares that is, over and above those repurchased to date under the program, through June 30, 2004.

NOTE 9 - LONG TERM DEBT

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (2.57% and 3.09% at June 30, 2003 and 2002, respectively). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At June 30, 2003, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.32% and 2.84% at June 30, 2003 and 2002, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2004. The Company intends to seek renewal of such facility.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

NOTE 10 - COMMITMENTS & CONTINGENCIES

As previously reported in June, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001, BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation, acquired certain assets of DCV, Inc. and its affiliate, DuCoa L.P.. The agreement provided for the payment of up to an additional $2,750 of contingent purchase price based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period ending June 2004, with no more than $1,000 payable for any particular yearly period. Additionally, in certain circumstances, as defined in the agreement, a reimbursement of a part of the purchase price could be due the Company for the first year of such calculation. Based upon the results of the calculation for the first one year period ended June 2002, a reimbursement of $30 was received by the Company in 2003. Such reimbursement was recorded as a reduction of the cost of the acquired product lines. The Company could potentially pay $2,000 of remaining contingent purchase price for the remaining two years of calculations under the terms of the agreement. No contingent consideration has been earned or paid for the second one year period. Any future contingent consideration will be recorded as an additional cost of the acquired product lines.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

Results of Operations:

Three months ended June 30, 2003 as compared with three months ended June 30,
2002

      Net sales for the three months ended June 30, 2003 were $14,860 as compared with $15,668 for the three months ended June 30, 2002, a decrease of $808 or 5.2%. Net sales for the specialty products segment were $6,384 for the three months ended June 30, 2003 as compared with $5,474 for the three months ended June 30, 2002, an increase of $910 or 16.6%. This increase was due principally to greater sales volumes (12.0% over the prior comparable quarter) of ethylene oxide products during the quarter ended June 30, 2003. Net sales for the encapsulated / nutritional products segment were $5,761 for the three months ended June 30, 2003 as compared with $7,750 for the three months ended June 30, 2002, a decrease of $1,989 or 25.7%. The decrease was primarily a result of a volume decline (31.1% less than the prior comparable quarter) in sales to the domestic food and animal health and nutrition markets. The U.S. dairy industry continued to operate at very low milk prices. Sales of our Reashure product for the animal health and nutrition industry felt the effect of this poor economic environment, posting a decline from the prior year comparable quarter. This decline was partially offset by an increase in sales to the international food market. Net sales of $2,715 were realized for the three months ended June 30, 2003 in the unencapsulated feed supplements segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products, as compared with $2,444 for the three months ended June 30, 2002, an increase of $271 or 11.1%. The increase was primarily a result of increased volumes sold (13.0% over the prior comparable quarter) in the aqueous choline, dry choline, and specialty markets.

      Gross margin percentage for the three months ended June 30, 2003 was 36.9% as compared to 41.9% for the three months ended June 30, 2002. Margins for the specialty products segment were favorably affected by increased production volumes of the Company's products utilizing ethylene oxide. Margins in the encapsulated / nutritional products segment were unfavorably affected by a decline in sales volume. During 2002, the Company expanded the manufacturing, processing and distribution facilities at its Verona, Missouri facility to enable it to handle operations for its encapsulated choline products business. As noted above, sales volume declined during the quarter resulting in the Company manufacturing less than expected volumes of Reashure and products for the domestic food markets. As a result, the Company realized unfavorable manufacturing variances in the quarter, which contributed to the gross margin decline. Unfavorable product mix also negatively impacted margins for the encapsulated / nutritional products segment for the three months ended June 30, 2003. Margins for the unencapsulated feed supplements segment were favorably affected by increased production volumes of aqueous choline, dry choline, and specialty products.

      Operating expenses for the three months ended June 30, 2003 decreased to $2,725 from $2,900 for the three months ended June 30, 2002, a decrease of $175 or 6.0%. Total operating expenses as a percentage of sales were 18.3% for the three months ended June 30, 2003 as compared to 18.5% for the three months ended June 30, 2002. During the three months ended June 30, 2003 and the three months ended June 30, 2002, the Company spent $500 and $515, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

      As a result of the foregoing, earnings from operations for the three months ended June 30, 2003 were $2,763 as compared to $3,664 for the three months ended June 30, 2002. Earnings from operations for the specialty products segment for the three months ended June 30, 2003 were $2,399 as compared to $1,905 for the three months ended June 30, 2002. Earnings from operations for the encapsulated / nutritional products segment for the three months ended June 30, 2003 were $227 as compared to $1,770 for the three months ended June 30, 2002. Earnings from the unencapsulated feed supplements segment for the three months ended June 30, 2003 were $137 compared to a loss of $11 for the three months ended June 30, 2002.

      Interest income for the three months ended June 30, 2003 totaled $1 as compared to $7 for the three months ended June 30, 2002. Interest expense for the three months ended June 30, 2003 totaled $72 as compared to $100 for the three months ended June 30, 2002, a decrease of $28. This decrease is the result of lower average outstanding borrowings during the period combined with lower average interest rates.

      The Company records its interim tax provision based upon its estimated effective tax rate for the year, which is presently expected to be approximately 37.2%.

      As a result of the foregoing, net earnings were $1,691 for the three months ended June 30, 2003 as compared with $2,205 for the three months ended June 30, 2002.

Six months ended June 30, 2003 as compared with six months ended June 30, 2002

      Net sales for the six months ended June 30, 2003 were $29,676 as compared with $30,057 for the six months ended June 30, 2002, a decrease of $381 or 1.3%. Net sales for the specialty products segment were $12,322 for the six months ended June 30, 2003 as compared with $10,819 for the six months ended June 30, 2002, an increase of $1,503 or 13.9%. This increase was due principally to greater sales volumes (10.2% over the prior comparable period) of ethylene oxide products and propylene oxide products during the six months ended June 30, 2003. Net sales for the encapsulated / nutritional products segment were $11,904 for the six months ended June 30, 2003 as compared with $14,113 for the six months ended June 30, 2002, a decrease of $2,209 or 15.7%. The decrease was primarily a result of a volume decline (23.8% less than the prior comparable period) in sales to the domestic food market and animal health and nutrition markets. This decline was partially offset by an increase in sales to the international food market. Net sales of $5,450 were realized for the six months ended June 30, 2003 in the unencapsulated feed supplements segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products, as compared with $5,125 for the six months ended June 30, 2002, an increase of $325 or 6.3%. The increase was primarily a result of increased volumes sold (12.1% over the prior comparable period) in the aqueous choline, dry choline, and specialty markets.

      Gross margin percentage for the six months ended June 30, 2003 was 37.5% as compared to 39.5% for the six months ended June 30, 2002. Margins for the specialty products segment were favorably affected by increased production volumes of the Company's products utilizing ethylene oxide. Margins in the encapsulated / nutritional products segment were unfavorably affected by a decline in sales volume. During 2002, the Company expanded the manufacturing, processing and distribution facilities at its Verona, Missouri facility to enable it to handle operations for its encapsulated choline products business. As noted above, sales volume declined during the period resulting in the Company manufacturing less than expected volumes of Reashure and products for the domestic food markets. As a result, the Company realized unfavorable manufacturing variances in the period, which contributed to the gross margin decline. Unfavorable product mix also negatively impacted margins for the encapsulated / nutritional products segment for the six months ended June 30, 2003. Margins for the unencapsulated feed supplements segment were favorably affected by increased production volumes of aqueous choline, dry choline, and specialty products.

      Operating expenses for the six months ended June 30, 2003 decreased to $5,619 from $5,768 for the six months ended June 30, 2002, a decrease of $149 or 2.6%. Total operating expenses as a percentage of sales were 18.9% for the six months ended June 30, 2003 as compared to 19.2% for the six months ended June 30, 2002. During the six months ended June 30, 2003 and the six months ended June 30, 2002, the Company spent $1,025 and $1,009, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

      As a result of the foregoing, earnings from operations for the six months ended June 30, 2003 were $5,520 as compared to $6,090 for the six months ended June 30, 2002. Earnings from operations for the specialty products segment for the six months ended June 30, 2003 were $4,448 as compared to $3,623 for the six months ended June 30, 2002. Earnings from operations for the encapsulated / nutritional products segment for the six months ended June 30, 2003 were $776 as compared to $2,676 for the six months ended June 30, 2002. Earnings from the unencapsulated feed supplements segment for the six months ended June 30, 2003 were $296 compared to a loss of $209 for the six months ended June 30, 2002.

      Interest income for the six months ended June 30, 2003 totaled $2 as compared to $26 for the six months ended June 30, 2002. Interest expense for the six months ended June 30, 2003 totaled $146 as compared to $205 for the six months ended June 30, 2002, a decrease of $59. This decrease is the result of lower average outstanding borrowings during the period combined with lower average interest rates.

      The Company records its interim tax provision based upon its estimated effective tax rate for the year, which is presently expected to be approximately 37.2%.

      As a result of the foregoing, net earnings were $3,374 for the six months ended June 30, 2003 as compared with $3,643 for the six months ended June 30, 2002.



Liquidity and Capital Resources

      Working capital amounted to $14,366 at June 30, 2003 as compared to $10,884 at December 31, 2002, an increase of $3,482. Cash flows from operating activities provided $3,000 for the six months ended June 30, 2003 as compared with $4,798 for the six months ended June 30, 2002. The decrease in cash flows from operating activities was due primarily to a decrease in net earnings and accounts payable and accrued expenses and an increase in inventory. The foregoing was partially offset by an increase in depreciation and a decrease in accounts receivable and prepaid expenses.

      Capital expenditures were $1,332 for the six months ended June 30, 2003. Capital expenditures are projected to be approximately $2,400 for all of calendar year 2003. In 2002, the Company expanded the manufacturing, processing and distribution facilities at its Verona, Missouri facility to enable it to handle operations for its specialty products and encapsulated choline products businesses. In addition, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space, which serves as the Company's general offices and as a laboratory facility. The costs of certain leasehold improvements to the Company's office space, up to $630, were funded by the landlord.

      In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2003, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2004. As of June 30, 2003, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 249,530 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

      On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2002 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (2.57% and 3.09% at June 30, 2003 and 2002, respectively). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At June 30, 2003, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.32% and 2.84% at June 30, 2003 and 2002, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2004. The Company intends to seek renewal of such facility.

      Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

      As previously reported in June, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001, BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation, acquired certain assets of DCV, Inc. and its affiliate, DuCoa L.P.. The agreement provided for the payment of up to an additional $2,750 of contingent purchase price based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period ending June 2004, with no more than $1,000 payable for any particular yearly period. Additionally, in certain circumstances, as defined in the agreement, a reimbursement of a part of the purchase price could be due the Company for the first year of such calculation. Based upon the results of the calculation for the first one year period ended June 2002, a reimbursement of $30 was received by the Company in 2003. Such reimbursement was recorded as a reduction of the cost of the acquired product lines. The Company could potentially pay $2,000 of remaining contingent purchase price for the remaining two years of calculations under the terms of the agreement. No contingent consideration has been earned or paid for the second one year period. Any future contingent consideration will be recorded as an additional cost of the acquired product lines.

      The Company also currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The amount recorded on the Company's balance sheet as of June 30, 2003 for this obligation is $869. The postretirement plan is not funded.

      The Company's aggregate commitments under its Loan Agreement and noncancelable operating lease agreements (including the office space lease entered into in 2003 as described above) are as follows:

================================================================================
                          Loan                Operating                 Total
                        Agreement               Leases               Commitment
--------------------------------------------------------------------------------
2003                 $      871           $      208             $      1,079
2003                      1,742                  356                    2,098
2004                      1,742                  280                    2,022
2005                      1,742                  248                    1,990
2006                      1,742                  245                    1,987
Thereafter                2,613                  608                    3,221
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




Critical Accounting Policies

      There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2002 Annual Report on Form 10-K, during the six months ended June 30, 2003.

Related Party Transactions

      The Company is not engaged and has not engaged in related party transactions during the six months ended June 30, 2003. Transactions of the Company during this period were at arms length.

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

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of June 30, 2003, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.25%. A 100 basis point increase in interest rates, applied to the Company's borrowings at June 30, 2003, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $105. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

Item 4.  Disclosure Controls and Procedures

(a) The Company's management has evaluated, with the participation of the Company's Chief Executive Officer and Principal Financial Officer and its Corporate Controller and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures , and have concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures as defined in Rule 13a-14(e) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under such Act.

(b) During the most recent fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

      An annual meeting of stockholders was held on June 20, 2003. The following directors were re-elected to serve until the annual meeting of stockholders in 2006 and until the election and qualification of their respective successors:

Director                            For                   Withheld
Kenneth P. Mitchell                 3,768,427             113,274
Edward L. McMillan                  3,717,839             163,862

The stockholders of the Company also voted to approve the amendments to the 1999 Stock Plan in accordance with the following vote:

                                                          Broker
For               Against           Abstain               Non-Vote
1,733,889         321,292           49,962                1,776,558



Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 10.3     Balchem 1999 Stock Plan, as amended

         Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

         Exhibit 31.2 Certification of Corporate Controller pursuant to Rule 13a-14(a).

         Exhibit 32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

         Exhibit 32.2 Certification of Corporate Controller pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

   (b)   Reports on Form 8-K

         On April 29, 2003, the Company furnished a Current Report on Form 8-K announcing its financial results for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BALCHEM CORPORATION



                                           By: /s/ Dino A. Rossi
                                           ------------------------------
                                           Dino A. Rossi, President,
                                           Chief Executive Officer and
                                           Principal Financial Officer

Date: August 14, 2003

                                  Exhibit Index

Exhibit No.                Description
-----------                -----------

Exhibit 10.3               Balchem 1999 Stock Plan, as amended

Exhibit 31.1               Certification of Chief Executive Officer pursuant to
                           Rule 13a-14(a).

Exhibit 31.2               Certification of Corporate Controller pursuant to
                           Rule 13a-14(a).

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 Certification of Corporate Contoller pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.