Form 10-Q
period 2003-09-30
BALCHEM CORP
filed 2003-11-14
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)            Quarterly Report Pursuant to Section 13 or 15 (d) of
   X                         The Securities Exchange Act of 1934
 ----

                For The Quarterly Period Ended September 30, 2003

                                       or

----            Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

       Maryland                                              13-2578432
------------------------------------                 ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

P.O. Box 600 New Hampton, New York 10958 (Address of principal executive offices) (Zip Code)

                                  845-326-5600
               ---------------------------------------------------
               Registrant's telephone number, including area code:

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

      Yes   X                                No
          ------                                -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).


      Yes   X                                No
          ------                                -------

As of November 11, 2003 the registrant had 4,846,260 shares of its Common Stock, $.06 2/3 par value, outstanding.

 Part I. Financial Information
 Item 1. Financial Statements

                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)



                                                September 30,   December 31,
                                                   2003            2002
                                                -------------   ------------
                                                Unaudited
 Current assets:
 Cash and cash equivalents                       $ 4,624            $ 1,731
 Accounts receivable                               7,211              7,159
 Inventories                                       6,688              7,238
 Prepaid expenses and other current assets         1,814              2,280
 Deferred income taxes                               410                403
                                                -------------   ------------
 Total current assets                             20,747             18,811
                                                -------------   ------------

 Property, plant and equipment, net               25,906             25,852

 Excess of cost over net assets acquired           6,368              6,398
 Intangibles and other assets, net                 1,534              2,237

                                                -------------   ------------
 Total assets                                   $ 54,555           $ 53,298
                                                =============   ============


See accompanying notes to consolidated financial statements






                                     BALCHEM CORPORATION
                       Condensed Consolidated Balance Sheets, continued
                        (Dollars in thousands, except per share data)



                                                                                September 30,     December 31,
                                                                                    2003             2002
                                                                                -------------   --------------
                                                                                 Unaudited

                            Liabilities and Stockholders' Equity
                            ------------------------------------
 Current liabilities:
 Current portion of long-term debt                                               $  1,742        $   1,742
 Trade accounts payable and other accrued expenses                                  2,612            4,049
 Accrued compensation and other benefits                                              705            1,754
 Dividends payable                                                                      -              382
                                                                                -------------   --------------
 Total current liabilities                                                          5,059            7,927
                                                                                -------------   --------------

 Long-term debt                                                                     8,274            9,581
 Deferred income taxes                                                              2,074            1,557
 Other long-term obligations                                                          977              964

                                                                                -------------   --------------
 Total liabilities                                                                 16,384           20,029
                                                                                -------------   --------------

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000
shares; none issued and outstanding
Common stock, $.0667 par value. Authorized 10,000,000 shares; 4,903,238 shares issued and 4,821,129 shares outstanding at September 30, 2003 and
4,903,238 shares issued and 4,775,684 shares outstanding at December 31, 2002         327              327
Additional paid-in capital                                                          3,743            3,546
Retained earnings                                                                  35,048           30,807
Treasury stock, at cost: 82,109 and 127,554 shares at September 30, 2003 and
 December 31, 2002, respectively                                                     (947)          (1,411)
                                                                                -------------   --------------
Total stockholders' equity                                                         38,171           33,269

                                                                                -------------   --------------
 Total liabilities and stockholders' equity                                      $ 54,555        $  53,298
                                                                                =============   ==============



See accompanying notes to consolidated financial statements



                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (unaudited)


                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                                 2003         2002           2003          2002
                                               --------    ---------      -----------   ----------


 Net sales                                     $ 15,791    $  15,784         $ 45,467     $ 45,842

 Cost of sales                                   11,134        9,786           29,671       27,986
                                               --------    ---------      -----------   ----------

 Gross profit                                     4,657        5,998           15,796       17,856

 Operating expenses:
 Selling expenses                                 1,633        1,341            4,350        4,147
 Research and development expenses                  611          437            1,636        1,446
 General and administrative expenses              1,016          816            2,893        2,769
                                               --------    ---------      -----------   ----------
                                                  3,260        2,594            8,879        8,362

                                               --------    ---------      -----------   ----------
 Earnings from operations                         1,397        3,404            6,917        9,494

 Other expenses (income):
   Interest (income)                                 (1)          (5)              (3)         (31)
   Interest expense                                  63           96              209          301
                                               --------    ---------      -----------   ----------

 Earnings before income tax expense               1,335        3,313            6,711        9,224

 Income tax expense                                 468        1,159            2,470        3,427
                                               --------    ---------      -----------   ----------

 Net earnings                                  $    867    $   2,154         $  4,241     $  5,797
                                               ========    =========      ===========   ==========

 Net earnings per common share - basic         $   0.18    $    0.45         $   0.88     $   1.22
                                               ========    =========       ==========   ==========

 Net earnings per common share - diluted       $   0.17    $    0.43         $   0.85     $   1.17
                                               ========    =========       ==========   ==========

See accompanying notes to consolidated financial statements



                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                       2003        2002
                                                                    ---------   ----------
                                                                          Unaudited

Cash flows from operating activities:
Net earnings                                                         $ 4,241       $ 5,797

Adjustments to reconcile net earnings to
net cash provided by operating  activities:
Depreciation and amortization                                          2,617         2,084
Shares issued under employee benefit plans                               230           201
Deferred income taxes                                                    510            91
Provision for doubtful accounts                                           40            40
Changes in assets and liabilities net of effects of acquisition:
Accounts receivable                                                      (92)         (479)
Inventories                                                              550          (240)
Prepaid expenses and other current assets                                466           562
Accounts payable and accrued expenses                                 (2,486)          602
Other long-term obligations                                               13           (24)
                                                                    ---------   ------------
Net cash provided by operating activities                              6,089         8,634
                                                                    ---------   ------------

Cash  flows from investing activities:
 Capital expenditures                                                 (1,901)       (7,337)
     Proceeds from sale of property, plant & equipment                    41           239
 Cash paid for intangibles assets acquired                               (78)         (120)
                                                                    ---------   ------------
Net cash used in investing activities                                 (1,938)       (7,218)
                                                                    ---------   ------------

Cash  flows from  financing  activities:
Principal payments on long-term debt                                  (1,307)       (1,310)
Proceeds from stock options and warrants exercised                       431           474
Dividends paid                                                          (382)         (305)
                                                                    ---------   ------------
Net cash used in financing activities                                 (1,258)       (1,141)
                                                                    ---------   ------------

Increase in cash and cash equivalents                                  2,893           275

Cash and cash equivalents beginning of period                          1,731         3,120
                                                                    ---------   ------------
Cash and cash equivalents end of period                             $  4,624      $  3,395
                                                                    =========   ============


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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - STOCK OPTION PLAN
--------------------------

At September 30, 2003, the Company has stock based employee compensation plans. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounts Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 has been applied. The following table illustrates the effect on net earnings and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

================================================================================
                                         Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                           2003     2002        2003     2002
--------------------------------------------------------------------------------
Net Earnings
    Net earnings, as reported            $   867   $2,154     $ 4,241   $ 5,797
    Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method, net
    of related tax effects
                                            (198)    (113)       (531)     (339)
                                         -----------------    ------------------
Net earnings as adjusted                 $   669   $2,041     $ 3,710   $ 5,458
                                         =================    ==================
Earnings per share:
    Basic EPS as reported                $   .18   $  .45     $   .88   $  1.22
    Basic EPS as adjusted                $   .14   $  .43     $   .77   $  1.15
    Diluted EPS as reported              $   .17   $  .43     $   .85   $  1.17
    Diluted EPS as adjusted              $   .13   $  .41     $   .74   $  1.10
--------------------------------------------------------------------------------

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

================================================================================
                                            2003      2002
--------------------------------------------------------------------------------

Expected life (years)                          3        5
Expected volatility                           33%      32%
Expected dividend yield                      .34%     .40%
Risk-free interest rate                      1.9%     3.7%
Weighted average fair value of options
granted during the year                   $ 5.47    $ 9.47
================================================================================


NOTE 3 - INVENTORIES
--------------------

Inventories  at  September  30,  2003  and  December  31,  2002  consist  of the following:
===============================================================
                                 September 30,     December 31,
                                     2003             2002
---------------------------------------------------------------
Raw materials                       $ 1,790          $ 2,042
Finished goods                        4,898            5,196
---------------------------------------------------------------
         Total inventories          $ 6,688          $ 7,238
===============================================================

NOTE 4 - INTANGIBLE ASSETS
--------------------------

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

The Company had unamortized goodwill in the amount of $6,368 and $6,398 at September 30, 2003 and December 31, 2002, respectively, subject to the provisions of SFAS Nos. 141 and 142. This decrease was a result of a reimbursement of part of the purchase price of the June 2001 acquisition of certain assets of DCV, Inc. and its affiliate, DuCoa L.P., as described in Note 10.

As of September 30, 2003 and December 31, 2002 the Company had identifiable intangible assets with a gross carrying value of approximately $7,854, and $7,751, respectively, less accumulated amortization of $6,320 and $5,514, respectively. Intangible assets at September 30, 2003 consist of the following:

================================================================================

                         Amortization period  Gross Carrying   Accumulated
                             (in years)           Amount       Amortization
--------------------------------------------------------------------------------
Customer lists                   10           $   6,760         $ 5,875
Re-registration costs            10                 356             336
Patents                          17                 481              75
Trademarks                       17                 203              22
Other                             5                  54              12
--------------------------------------------------------------------------------
                                              $   7,854         $ 6,320
================================================================================

Amortization of identifiable intangible assets was approximately $811 for the first nine months of 2003. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ended December 31, 2003 is approximately $1,080, approximately $687 in the second succeeding year, and approximately $41 in each of the third and fourth succeeding years. At September 30, 2003, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangibles and other assets" in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2003.



NOTE 5 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the earnings and shares used in calculating basic and diluted net earnings per share:

=========================================================================================

                                                                 Number of
                                                    Income        Shares        Per Share
Three months ended September 30, 2003            (Numerator)   (Denominator)     Amount
-----------------------------------------------------------------------------------------

Basic EPS - Net earnings and weighted
average common shares outstanding                $  867         4,818,004       $.18

Effect of dilutive securities - stock options                     201,635
                                                                ---------
Diluted EPS-Net earnings and weighted
average common shares outstanding and
effect of stock options                          $  867         5,019,639       $.17
=========================================================================================



=========================================================================================

                                                                 Number of
                                                    Income        Shares        Per Share
Three months ended September 30, 2002            (Numerator)   (Denominator)     Amount
-----------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                $2,154         4,766,662      $.45

Effect of dilutive securities - stock options                     204,197
                                                                ---------

Diluted EPS-Net earnings and weighted
average common shares outstanding and
effect of stock options                          $2,154         4,970,859      $.43
=========================================================================================



=========================================================================================
                                                                 Number of
                                                    Income        Shares        Per Share
Nine months ended September 30, 2003             (Numerator)   (Denominator)     Amount
-----------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                $4,241         4,804,134      $.88


Effect of dilutive securities - stock options                     186,908
                                                                ---------


Diluted EPS-Net earnings and weighted
average common shares outstanding and
effect of stock options                          $4,241         4,991,042      $.85
=========================================================================================



=========================================================================================
                                                                  Number of
                                                   Income          Shares       Per Share
Nine months ended September 30, 2002             (Numerator)    (Denominator)    Amount
-----------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                $5,797         4,743,559      $1.22

Effect of dilutive securities - stock options                     204,202
                                                                ---------
Diluted EPS-Net earnings and weighted
average common shares outstanding and
effect of stock options                          $5,797         4,947,761      $1.17
=========================================================================================



At September 30, 2003, the Company had 1,000 stock options outstanding that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 6 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and unencapsulated feed supplements.

Business Segment Net Sales:
================================================================================
                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                        2003        2002        2003       2002
--------------------------------------------------------------------------------
Specialty Products                 $   6,682    $  5,468    $ 19,004   $ 16,287
Encapsulated/Nutritional
Products                               6,039       7,668      17,943     21,781
Unencapsulated Feed Supplements        3,070       2,648       8,520      7,774
--------------------------------------------------------------------------------
Total                              $  15,791    $ 15,784    $ 45,467   $ 45,842
================================================================================

Business Segment Earnings (Loss):
================================================================================
                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       2003         2002         2003      2002
--------------------------------------------------------------------------------
Specialty Products                 $  2,294     $  1,676    $   6,743   $ 5,299
Encapsulated/Nutritional
Products                             (1,066)       1,776         (291)    4,452
Unencapsulated Feed Supplements         169          (48)         465      (257)
Interest and other income (expense)     (62)         (91)        (206)     (270)
--------------------------------------------------------------------------------
Earnings before income taxes       $  1,335     $  3,313    $   6,711   $ 9,224
================================================================================

NOTE 7- SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

Cash paid during the nine months ended September 30, 2003 and 2002 for income taxes and interest is as follows:

=========================================
                   Nine Months Ended
                     September 30,
                   2003          2002
-----------------------------------------
Income taxes     $ 2,110      $ 3,287
Interest         $   209      $   290
=========================================

NOTE 8 - COMMON STOCK
---------------------

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999, which was subsequently extended. Through September 30, 2003, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which 82,109 remain in treasury at September 30, 2003. In June 2003, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares that is, over and above those repurchased to date under the program, through June 30, 2004.

NOTE 9 - LONG TERM DEBT
-----------------------

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. (as described in Note 10). The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (2.37% and 3.07% at September 30, 2003 and 2002, respectively). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At September 30, 2003, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan
Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.12% and 2.82% at September 30, 2003 and 2002, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2004. The Company intends to seek renewal of such facility.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

NOTE 10 - COMMITMENTS & CONTINGENCIES
-------------------------------------

As previously reported in June, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001, BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation, acquired certain assets of DCV, Inc. and its affiliate, DuCoa L.P.. The agreement provided for the payment of up to an additional $2,750 of contingent purchase price based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period ending June 2004, with no more than $1,000 payable for any particular yearly period. Additionally, pursuant to the agreement, a reimbursement of a part of the purchase price could be due the Company for the first year of such calculation. Based upon the results of the calculation for the first one year period ended June 2002, a reimbursement of $30 was received by the Company in 2003. Such reimbursement was recorded as a reduction of the cost of the acquired product lines. No contingent consideration has been earned or paid for the second one year period ended June 2003. The Company could potentially owe $1,000 of remaining contingent purchase price for the remaining year of the calculation under the terms of the agreement. Any future contingent consideration will be recorded as an additional cost of the acquired product lines.


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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

Results of Operations:

Three  months  ended  September  30, 2003 as compared  with three  months  ended
--------------------------------------------------------------------------------
September 30, 2002
------------------

     Net sales for the three months ended September 30, 2003 were $15,791 as compared with $15,784 for the three months ended September 30, 2002. Net sales for the specialty products segment were $6,682 for the three months ended September 30, 2003 as compared with $5,468 for the three months ended September 30, 2002, an increase of $1,214 or 22.2%. This increase was due principally to greater sales volumes (8.2% over the prior comparable quarter) of ethylene oxide products during the quarter ended September 30, 2003. Net sales for the encapsulated / nutritional products segment were $6,039 for the three months ended September 30, 2003 as compared with $7,668 for the three months ended September 30, 2002, a decrease of $1,629 or 21.2%. Of particular significance, the prior year comparable quarter included substantial sales to a single domestic food customer in support of a new product launch. While this customer's product continues to be in distribution, the Company has not realized any additional sales to this customer since 2002. This accounted for approximately 80% of the sales shortfall. The remaining decrease was primarily a result of unfavorable product mix and a volume decline in sales to the domestic food market. The Company continues to experience conservative customer purchasing patterns and delayed new product launches by customers in the United States. Net sales of $3,070 were realized for the three months ended September 30, 2003 in the unencapsulated feed supplements segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products, as compared with $2,648 for the three months ended September 30, 2002, an increase of $422 or 15.9%. The increase was primarily a result of increased volumes sold (27.0% over the prior comparable quarter) in the choline chloride and specialty derivative markets.

     Gross margin percentage for the three months ended September 30, 2003 was 29.5% as compared to 38.0% for the three months ended September 30, 2002. Margins for the specialty products segment were favorably affected by increased production volumes of the Company's products utilizing ethylene oxide. Margins in the encapsulated / nutritional products segment were unfavorably affected by the decline in sales volume as described above. These lower sales levels, coupled with a designed reduction in inventory levels in this segment, negatively impacted the Company's gross margins due to the resulting reduced utilization of plant manufacturing capacity. Unfavorable product mix also negatively impacted margins for the encapsulated / nutritional products segment. Margins for the unencapsulated feed supplements segment were favorably affected by increased production volumes of choline chloride and specialty derivative products. The decision to reduce inventory levels in the encapsulated / nutritional products segment, while generating unfavorable manufacturing variances, did however contribute greatly toward an improved cash balance at September 30, 2003. Increases in employee medical claims under the Company's self-insurance program, as well as increases in the Company's general business insurance premiums, had a negative impact on margins for all segments.

     Operating expenses for the three months ended September 30, 2003 increased to $3,260 from $2,594 for the three months ended September 30, 2002, an increase of $666 or 25.7%. Total operating expenses as a percentage of sales were 20.6% for the three months ended September 30, 2003 as compared to 16.4% for the three months ended September 30, 2002. Increases in insurance costs as described above, in addition to increased advertising costs for the encapsulated / nutritional products segment, were largely responsible for the increase in operating expenses. During the three months ended September 30, 2003 and the three months ended September 30, 2002, the Company spent $611 and $437, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

     As a result of the foregoing, earnings from operations for the three months ended September 30, 2003 were $1,397 as compared to $3,404 for the three months ended September 30, 2002. Earnings from operations for the specialty products segment for the three months ended September 30, 2003 were $2,294 as compared to $1,676 for the three months ended September 30, 2002. Loss from operations for the encapsulated / nutritional products segment for the three months ended September 30, 2003 was $1,066 as compared to earnings of $1,776 for the three months ended September 30, 2002. Earnings from the unencapsulated feed supplements segment for the three months ended September 30, 2003 were $169 compared to a loss of $48 for the three months ended September 30, 2002.

     Interest income for the three months ended September 30, 2003 totaled $1 as compared to $5 for the three months ended September 30, 2002. Interest expense for the three months ended September 30, 2003 totaled $63 as compared to $96 for the three months ended September 30, 2002, a decrease of $33. This decrease is the result of lower average outstanding borrowings during the period combined with lower average interest rates.

     The Company records its interim tax provision based upon its estimated effective tax rate for the year, which is presently expected to be approximately 36.8%.

     As a result of the foregoing, net earnings were $867 for the three months ended September 30, 2003 as compared with $2,154 for the three months ended September 30, 2002.



Nine  months  ended  September  30,  2003 as  compared  with nine  months  ended
--------------------------------------------------------------------------------
September 30, 2002
------------------

     Net sales for the nine months ended September 30, 2003 were $45,467 as compared with $45,842 for the nine months ended September 30, 2002, a decrease of $375. Net sales for the specialty products segment were $19,004 for the nine months ended September 30, 2003 as compared with $16,287 for the nine months ended September 30, 2002, an increase of $2,717 or 16.7%. This increase was due principally to greater sales volumes (10.9% over the prior comparable period) of ethylene oxide products and propylene oxide products during the nine months ended September 30, 2003. Net sales for the encapsulated / nutritional products segment were $17,943 for the nine months ended September 30, 2003 as compared with $21,781 for the nine months ended September 30, 2002, a decrease of $3,838 or 17.6%. Of particular significance, the prior year comparable period included substantial sales to a single domestic food customer in support of a new product launch. While this customer's product continues to be in distribution, the Company has not realized any additional sales to this customer since 2002. The remaining decrease was primarily a result of unfavorable product mix and a volume decline in sales to the domestic food market. The Company continues to experience conservative customer purchasing patterns and delayed new product launches by customers in the United States. Net sales of $8,520 were realized for the nine months ended September 30, 2003 in the unencapsulated feed supplements segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products, as compared with $7,774 for the nine months ended September 30, 2002, an increase of $746 or 9.6%. The increase was primarily a result of increased volumes sold (11.5% over the prior comparable period) in the choline chloride and specialty derivative markets.

     Gross margin percentage for the nine months ended September 30, 2003 was 34.7% as compared to 39.0% for the nine months ended September 30, 2002. Margins for the specialty products segment were favorably affected by increased production volumes of the Company's products utilizing ethylene oxide. Margins in the encapsulated / nutritional products segment were unfavorably affected by the decline in sales volume as described above. These lower sales levels, coupled with a designed reduction in inventory levels in this segment, negatively impacted the Company's gross margins due to the resulting reduced utilization of plant manufacturing capacity. Unfavorable product mix also negatively impacted margins for the encapsulated / nutritional products segment. Margins for the unencapsulated feed supplements segment were favorably affected by increased production volumes of choline chloride and specialty derivative products. The decision to reduce inventory levels in the encapsulated / nutritional products segment, while generating unfavorable manufacturing variances, did however contribute greatly toward an improved cash balance at
September 30, 2003. Increases in employee medical claims under our self-insurance program, as well as increases in the Company's general business insurance premiums, had a negative impact on margins for all segments.

     Operating expenses for the nine months ended September 30, 2003 increased to $8,879 from $8,362 for the nine months ended September 30, 2002, an increase of $517 or 6.2%. Total operating expenses as a percentage of sales were 19.5% for the nine months ended September 30, 2003 as compared to 18.2% for the nine months ended September 30, 2002. Increases in insurance costs as described above, in addition to increased advertising costs for the encapsulated / nutritional products segment, were largely responsible for the increase in operating expenses. During the nine months ended September 30, 2003 and the nine months ended September 30, 2002, the Company spent $1,636 and $1,446, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

     As a result of the foregoing, earnings from operations for the nine months ended September 30, 2003 were $6,917 as compared to $9,494 for the nine months ended September 30, 2002. Earnings from operations for the specialty products segment for the nine months ended September 30, 2003 were $6,743 as compared to $5,299 for the nine months ended September 30, 2002. Loss from operations for the encapsulated / nutritional products segment for the nine months ended September 30, 2003 was $291 as compared to earnings of $4,452 for the nine months ended September 30, 2002. Earnings from the unencapsulated feed supplements segment for the nine months ended September 30, 2003 were $465 compared to a loss of $257 for the nine months ended September 30, 2002.

     Interest income for the nine months ended September 30, 2003 totaled $3 as compared to $31 for the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 totaled $209 as compared to $301 for the nine months ended September 30, 2002, a decrease of $92. This decrease is the result of lower average outstanding borrowings during the period combined with lower average interest rates.

         The Company records its interim tax provision based upon its estimated effective tax rate for the year, which is presently expected to be approximately 36.8%.

     As a result of the foregoing, net earnings were $4,241 for the nine months ended September 30, 2003 as compared with $5,797 for the nine months ended September 30, 2002. Liquidity and Capital Resources

     Working capital amounted to $15,688 at September 30, 2003 as compared to $10,884 at December 31, 2002, an increase of $4,804. Cash flows from operating activities provided $6,089 for the nine months ended September 30, 2003 as compared with $8,634 for the nine months ended September 30, 2002. The decrease in cash flows from operating activities was due primarily to a decrease in net earnings and accounts payable and accrued expenses. The foregoing was partially offset by decreases in inventory and prepaid expenses and increases in depreciation and deferred income taxes.

     Capital expenditures were $1,901 for the nine months ended September 30, 2003. Capital expenditures are projected to be approximately $2,400 for all of calendar year 2003. In 2002, the Company expanded the manufacturing, processing and distribution facilities at its Verona, Missouri facility to enable it to handle operations for its specialty products and encapsulated choline products businesses. In addition, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space, which serves as the Company's general offices and as a laboratory facility. The costs of certain leasehold improvements to the Company's office space, up to $630, were funded by the landlord.

     In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2003, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2004. As of September 30, 2003, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 261,207 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

     On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P, as described in Note
10. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2002 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (2.37% and 3.07% at September 30, 2003 and 2002, respectively). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At September 30, 2003, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.12% and 2.82% at September 30, 2003 and 2002, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2004. The Company intends to seek renewal of such facility.

     Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

     As previously reported in June, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001, BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation, acquired certain assets of DCV, Inc. and its affiliate, DuCoa L.P. The agreement provided for the payment of up to an additional $2,750 of contingent purchase price based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period ending June 2004, with no more than $1,000 payable for any particular yearly period. Additionally, pursuant to the agreement, a reimbursement of a part of the purchase price could be due the Company for the first year of such calculation. Based upon the results of the calculation for the first one year period ended June 2002, a reimbursement of $30 was received by the Company in 2003. Such reimbursement was recorded as a reduction of the cost of the acquired product lines. No contingent consideration has been earned or paid for the second one year period ended June 2003. The Company could potentially owe $1,000 of remaining contingent purchase price for the remaining year of the calculation under the terms of the agreement. Any future contingent consideration will be recorded as an additional cost of the acquired product lines.

     The Company also currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The amount recorded on the Company's balance sheet as of September 30, 2003 for this obligation is $882. The postretirement plan is not funded.

     The  Company's   aggregate   commitments   under  its  Loan  Agreement  and
noncancelable operating lease agreements (including the office space lease entered into in 2003 as described above) are as follows:

=================================================
                   Loan     Operating    Total
                 Agreement    Leases   Commitment
-------------------------------------------------

2003             $  435      $ 101      $  536
2003              1,742        362       2,104
2004              1,742        286       2,028
2005              1,742        251       1,993
2006              1,742        245       1,987
Thereafter        2,613        608       3,221
=================================================


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

Critical Accounting Policies

     There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2002 Annual Report on Form 10-K, during the nine months ended September 30, 2003.

Related Party Transactions

     The  Company  is  not  engaged  and  has  not  engaged  in  related   party
transactions during the nine months ended September 30, 2003. Transactions of the Company during this period were at arms length.

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

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of September 30, 2003, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.25%. A 100 basis point increase in interest rates, applied to the Company's borrowings at September 30, 2003, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $100. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

Item 4. Disclosure Controls and Procedures

(a) The Company's management has evaluated, with the participation of the Company's Chief Executive Officer and Principal Financial Officer and its Corporate Controller and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures, and have concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures as defined in Rule 13a-14(e) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under such Act.

(b) During the most recent fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          ---------

          Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule
                       13a-14(a).

          Exhibit 31.2 Certification of Corporate Controller pursuant to Rule 13a-14(a).

          Exhibit 32.1 Certification of Chief Executive Officer pursuant to Rule
                       13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

          Exhibit 32.2 Certification of Corporate  Controller  pursuant to Rule
                       13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

     (b)  Reports on Form 8-K
          -------------------

          On July 28, 2003, the Company furnished a Current Report on Form 8-K announcing its financial results for the quarter ended June 30, 2003.

          On September 18, 2003, the Company furnished a Current Report on Form 8-K revising its business outlook for the quarter ended September 30, 2003.

          On October 28, 2003, the Company furnished a Current Report on Form 8-K announcing its financial results for the quarter ended September 30, 2003.

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


                                                     BALCHEM CORPORATION
                                                     -------------------



                                                     By: /s/ Dino A. Rossi
                                                     ---------------------------
                                                     Dino A. Rossi, President,
                                                     Chief Executive Officer and
                                                     Principal Financial Officer

          Date: November 14, 2003

                                  Exhibit Index

          Exhibit No.  Description
          -----------  -----------


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