Form 10-K
period 2003-12-31
BALCHEM CORP
filed 2004-03-15
CIK 9326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _____ .

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

Title of each class                                     Name of each exchange on which registered
Common Stock, par value $.06-2/3 per share              American Stock Exchange

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

The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the American Stock Exchange on June 30, 2003 was approximately $111,889,838. For purposes of this calculation, shares of the registrant held by directors and officers of the registrant and under the registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's common stock was 4,945,273 as of March 1, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant's proxy statement for its 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") are incorporated by reference in Part III of this Report.

                                     Part I

Item 1. Business

General:

      Balchem Corporation ("Balchem", or the "Company"), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, feed and medical sterilization industries. The Company has three segments, specialty products, encapsulated / nutritional products and the unencapsulated feed supplements segment also referred to in this report as BCP Ingredients., the latter being a result of the June 1, 2001 acquisition by BCP Ingredients, Inc. ("BCP"), a wholly owned subsidiary of Balchem, of certain assets of DCV, Inc. and its affiliate, DuCoa L.P. Products relating to choline animal feed for non-ruminant animals are primarily reported in the unencapsulated feed supplements segment. Human choline nutrient products and encapsulated products are reported in the encapsulated / nutritional products segment.

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

      REASHURE(TM) Choline, is an encapsulated choline product that dramatically boosts health and milk production in transition and early lactation cows. Commercial sales are currently derived from the dairy industry where Reashure(TM), delivers nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels to dairy cows during certain weeks preceding and following calving, commonly referred to as the "transition period" of the animal.

      In 2003, this segment introduced several new products and product applications that are being sold commercially for enhancement of shelf-life and fortification in certain markets of the food industry. The Company also has a Research and Development pipeline of several new products and product applications for the food market in test production or test marketing status.

      This segment also manufactures a line of endothermic blowing and nucleating agents that are marketed to the foamed plastics industry exclusively through a marketing partner.

Specialty Products

      The specialty products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

      Ethylene oxide, at the 100% level, is sold as a chemical sterilant gas, primarily for use in the health care industry. It is used to sterilize medical devices ranging from syringes and catheters to scalpels, gauze, bandages and surgical kits, because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance or appearance of the device being sterilized. The Company's 100% ethylene oxide product is distributed by the Company in reusable double-walled stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Transportation. The Company's inventory of these specially built drums, along with the Company's three filling facilities, represent a significant capital investment. Contract sterilizers, medical device manufacturers, medical gas distributors and hospitals are the Company's principal customers for this product. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials. In addition, the Company also sells single use canisters with 100% ethylene oxide for use in medical device sterilization.

      Due to consolidation of customer businesses in the contract sterilizer industry, the Company has one Specialty Products customer, Sterigenics, which accounted for approximately 10% and 9% of the Company's net sales in 2003 and 2002, respectively. This customer accounted for 12% and 11% of the Company's accounts receivable balance at December 31, 2003 and 2002, respectively. The loss of such customer could have a material adverse effect on the Company.

      Two other products, propylene oxide and methyl chloride, are sold principally to customers seeking smaller (as opposed to bulk) quantities whose requirements include timely delivery and safe handling. Propylene oxide is used for bacteria reduction in spice treatment and in various chemical synthesis applications. It is also utilized in manufacturing operations to make paints more durable, and for manufacturing specialty starches and textile coatings. Methyl chloride is used as a raw material in specialty herbicides, fertilizers and pharmaceuticals, as well as in malt and wine preservers.

BCP Ingredients

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

Patents/Licensing:

      The Company currently holds a number of patents and uses certain tradenames and trademarks. It also uses know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of its products. Formulae and know-how are of particular importance in the manufacture of a number of the Company's products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is currently material to the Company as a whole and, accordingly, that the expiration or termination thereof would not materially affect its business. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, its technical sales efforts and market conditions, rather than on any patent protection.

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

Backlog:

      At December 31, 2003, the Company had a total backlog of $1,881,000 (including $639,000 for the encapsulated / nutritional products segment, $891,000 for the specialty products segment and $351,000 for BCP Ingredients), as compared to a total backlog of $991,000 at December 31, 2002 (including $527,000 for the encapsulated / nutritional products segment, $321,000 for the specialty products segment and $143,000 for the BCP Ingredients segment). It has generally been the Company's policy and practice to maintain an inventory of finished products or component materials for its segments to enable it to ship products within a short time after receipt of a product order.

Competition:

      The Company's competitors include many large and small companies, some of which have greater financial, research and development, production and other resources than the Company. Competition in the encapsulation markets served by the Company is based primarily on performance, customer support, quality, service and price. The development of new and improved products is important to the Company's success. This competitive environment requires substantial investments in product and manufacturing process research and development. In addition, the winning and retention of customer acceptance of the Company's encapsulated products involve substantial expenditures for application testing and sales efforts. The Company also engages various universities to assist in research and provide independent third-party analysis. In the specialty products business, the Company faces competition from alternative sterilizing technologies and products. Competition in the animal feed markets served by the Company is based primarily on service and price.

Research & Development:

      During the years ended December 31, 2003, 2002 and 2001, the Company incurred research and development expense of approximately $2.1 million, $1.9 million and $1.6 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the encapsulated / nutritional products segment. During the year ended December 31, 2003, an average of 12 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

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

Capital Projects:

      Capital expenditures were approximately $2.3 million for 2003. During 2003, the Company constructed a 10,000 square foot, state-of-the-art canister filling operation at its Green Pond, South Carolina plant site. This automated facility has been designed and constructed to fill single use canisters with ethylene oxide for use in medical device sterilization. Capital expenditures are projected to be approximately $1.7 million for calendar year 2004.

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

      The California Birth Defect Law of 1984 requires the California Department of Food and Agriculture ("CDFA") to identify chemicals in "widespread use" for which significant data gaps exist, and requires registrants for those products to submit the data or pay an assessment to the CDFA to fund independent development of the data. The CDFA determined that data gaps existed for ethylene oxide. Upon notice from the CDFA, the Company and another registrant agreed to submit information to close the data gaps. The registrants have provided requested data, and, to the Company's knowledge, fulfilled the data submission obligations to the CDFA.

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

      While the Company must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona facility for potential liabilities associated with the Superfund site and one of the sellers, in turn, has the benefit of certain contractual indemnification by the prior owner that implemented the above-described Superfund remedy.

      In connection with normal operations at its plant facilities, the Company is required to maintain environmental and other permits including those relating to ethylene oxide operations.

      The Company believes it is in compliance in all material respects with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Such compliance includes the maintenance of required permits under air pollution regulations and compliance with requirements of the Occupational Safety and Health Administration. The cost of such compliance has not had a material effect upon the results of operations or financial condition of the Company. The proceeding referred to in Item 3 below has been substantially completed.

Employees:

      As of March 1, 2004, the Company employed approximately 190 persons. Approximately 48 employees at the Company's Verona, Missouri facility are covered by a collective bargaining agreement which expires in 2004.

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

      Reliance on Continued Operation and Sufficiency of Facilities and on Unpatented Trade Secrets. The Company's revenues are dependent on the continued operation of its manufacturing, packaging, and processing facilities. The operation of the Company's facilities involves risks, including the breakdown, failure, or substandard performance of equipment, power outages, the improper installation, or operation of equipment, explosions, fires, natural disasters and the need to comply with environmental and other directives of governmental agencies. The occurrence of material operational problems, including but not limited to the above events, may adversely affect the profitability of the Company during the period of such operational difficulties. The Company's competitive position is also dependent upon unpatented trade secrets. There can be no assurance that others will not independently develop substantially equivalent proprietary information.

      Risks Associated with Foreign Sales. For the year ended December 31, 2003, approximately 8% of the Company's net sales consisted of sales outside the United States, predominately to Europe, Japan and Mexico. Such sales are generally denominated in U.S. Dollars at a specific price per unit. Changes in the relative values of currencies take place from time to time and could in the future adversely affect prices for the Company's products. In addition, international sales are subject to other inherent risks, including possible labor unrest, political instability and export duties, and quotas. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales.

      Dependence on Key Personnel. The Company's operations are dependent on the continued efforts of its senior executives. The loss of the services of a number of senior executives for an extended period of time could have a material adverse effect on the Company.

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

      Manufacturing facilities of the Company's encapsulated products segment and a blending, drumming and terminal facility for the Company's ethylene oxide business, are presently housed in four buildings located, together with a 14,900 square foot steel warehouse, in Slate Hill, New York. The Company owns a total of approximately 16 acres of land on several parcels in this community.

      The Company also owns a facility located on an approximately 24 acre parcel of land in Green Pond, South Carolina. The facility consists of a drumming facility, a 10,000 square foot, state-of-the-art canister filling facility, a maintenance building and an office building. The Company uses the facility as a terminal, warehouse, drumming and canister filling station for the products in its specialty products segment.

      The Verona, Missouri facility site, which is located on approximately 100 acres, consists of manufacturing facilities relating to choline animal feed, human choline nutrients product lines, and a drumming facility for the Company's ethylene oxide business, together with buildings utilized for warehousing such products. The facility, while under prior ownership, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, as a result of dioxin contamination discovered on portions of the site and was the subject of remediation efforts by the prior owner. See discussion under Item 1 "Environmental/Regulatory Matters."

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

      (a) Market Information.

      The Company's common stock is traded on the American Stock Exchange under the symbol BCP. The high and low closing prices for the common stock as recorded in the American Stock Exchange Market Statistical Reports for 2003 and 2002, for each quarterly period during the past two years were as follows:

===================================================
Quarterly Period                 High        Low
---------------------------------------------------
Ended March 31, 2003          $   25.30   $   16.95
Ended June 30, 2003               23.85       17.10
Ended September 30, 2003          25.60       20.35
Ended December 31, 2003           23.50       18.75
===================================================

===================================================
Quarterly Period                 High        Low
---------------------------------------------------
Ended March 31, 2002          $   21.80   $   19.55
Ended June 30, 2002               23.50       20.85
Ended September 30, 2002          24.70       19.40
Ended December 31, 2002           24.30       21.53
===================================================

      (b) Record Holders.

      As of March 1, 2004, the approximate number of holders of record of the Company's common stock was as follows:

                  Title of Class                 Number of Record Holders
                  --------------                 ------------------------

         Common Stock, $.06-2/3 par value                  214*

      *An unknown number of stockholders hold stock in street name. The total number of beneficial owners of the Company's common stock is estimated to be approximately 1,900.

      (c) Dividends.

      The Company declared a cash dividend of $0.08 per share on the common stock during its fiscal year ended December 31, 2003.

Item 6. Selected Financial Data

                                                (In thousands, except per share data)
=====================================================================================================
Year ended December 31,               2003(1)       2002(1)       2001(1)        2000          1999
-----------------------------------------------------------------------------------------------------
Statement of Operations Data
Net sales                            $ 61,875      $ 60,197      $ 46,142      $ 33,198      $ 29,682
Earnings before income
     tax expense                        8,763        11,845         8,369         5,996         4,905
Income tax expense                      3,125         4,429         3,259         2,267         1,811
Net earnings                            5,638         7,416         5,110         3,729         3,094
Basic net earnings per
     common share                        1.17          1.56          1.10           .80           .64
Diluted net earnings per
     common share                        1.13          1.50          1.05           .78           .63
-----------------------------------------------------------------------------------------------------

=====================================================================================================
At December 31,                        2003          2002          2001          2000          1999
-----------------------------------------------------------------------------------------------------
Balance Sheet Data
Total assets                         $ 56,906      $ 53,298      $ 44,477      $ 23,222      $ 22,030
Long-term debt                          7,839         9,581        11,323            --         1,250
Other long-term
    obligations                         3,211         2,521         1,345           362           606
Total stockholders' equity             39,781        33,269        25,332        19,580        17,939
Dividends per common share           $    .08      $    .08      $   .065      $    .06      $    .05
=====================================================================================================

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

                              RESULTS OF OPERATIONS

      Overview

      The Company develops, manufactures and markets specialty performance ingredients and products for the food, feed and medical sterilization industries. The Company's reportable segments are strategic businesses that offer products and services to different markets. The Company presently has three reportable segments, specialty products, encapsulated / nutritional products and BCP Ingredients.

      Specialty Products Segment

      The specialty products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

      Ethylene oxide, at the 100% level, is sold as a chemical sterilant gas, primarily for use in the health care industry and is used to sterilize medical devices. Contract sterilizers, medical device manufacturers, medical gas distributors and hospitals are the Company's principal customers for this product. Blends of ethylene oxide are sold as fumigants and are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials. In addition, the Company also sells single use canisters with 100% ethylene oxide for use in medical device sterilization. Propylene oxide and methyl chloride, are sold principally to customers seeking smaller (as opposed to bulk) quantities.

      Management believes that future success in this segment is highly dependent on the Company's ability to maintain its strong reputation for excellent quality, safety and customer service.

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

      Management believes this segment's key strengths are its proprietary technology and end-product application capabilities. The success of the Company's efforts to increase revenue in this segment is highly dependent on the timing of marketing launches of new products in the U.S. and International food market by the Company's customers and prospects. Increased competition, economic slowness and less than expected market acceptance of end-products in both the Domestic and International food markets has during the past year resulted in lower volumes sold and lower average selling prices which have had an impact on profit margins. To counter this, the Company, through its innovative proprietary technology and applications expertise, continues to develop new microencapsulation products designed to solve and respond to customer problems and needs. Sales of our Reashure(TM) product for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of existing successful university research on the animal health benefits of this product.

      BCP Ingredients

      BCP Ingredients manufactures and supplies choline chloride, an essential nutrient for animal health, to the poultry and swine industries. In addition, certain derivatives of choline chloride are also marketed into industrial applications.

      Management believes that success in this commodity-oriented marketplace is highly dependent on the Company's ability to maintain its strong reputation for excellent quality and customer service. In addition, the Company must continue to increase production efficiencies in order to maintain its low-cost position to effectively compete for market share in a highly competitive marketplace.

      The Company sells products for all segments through its own sales force, independent distributors, and sales agents.

      The following tables summarize consolidated net sales by segment and business segment earnings (loss) for the three years ended December 31, (in thousands):

Business Segment Net Sales:
================================================================================
                                            2003           2002            2001
--------------------------------------------------------------------------------
Specialty Products                      $  26,163     $   22,028       $  21,130
Encapsulated/Nutritional Products          24,043         27,990          18,312
BCP Ingredients                            11,669         10,179           6,700
--------------------------------------------------------------------------------
Total                                   $  61,875     $   60,197       $  46,142
================================================================================

Business Segment Earnings (Loss):

======================================================================================
                                                   2003          2002           2001
--------------------------------------------------------------------------------------
Specialty Products                               $ 9,409       $  7,240       $ 6,612
Encapsulated/Nutritional Products                   (962)         5,118         1,582
BCP Ingredients                                      568           (173)          (39)
Interest expense and other income (expense)         (252)          (340)         (214)
--------------------------------------------------------------------------------------
Earnings before income taxes                     $ 8,763       $ 11,845       $ 8,369
======================================================================================

      Fiscal Year 2003 compared to Fiscal Year 2002

      Net Sales

      Net sales for 2003 were $61,875 as compared with $60,197 for 2002, an increase of $1,678 or 2.8%. Net sales for the specialty products segment were $26,163 for 2003 as compared with $22,028 for 2002, an increase of $4,135 or 18.8%. This increase was due principally to greater sales volumes (11.8% over the prior comparable period) of ethylene oxide for medical device sterilization and single use ethylene oxide canisters (new business for 2003) for sterilization use in medical facilities. Propylene oxide volume also increased in 2003 by 20.3%. Net sales for the encapsulated / nutritional products segment were $24,043 for 2003 as compared with $27,990 for 2002, a decrease of $3,947 or 14.1%. Of particular significance, the prior year comparable period included substantial sales, approximately $2,200, to a single domestic food customer in support of a new product launch. While this customer's end consumer product continues to be in distribution, the Company did not realize any sales to this customer in 2003 due to slower than expected market acceptance of the new end-product. The remaining decrease was largely a result of unfavorable product mix and a volume decline in sales to the domestic food market. The Company continues to experience conservative customer purchasing patterns and delayed new product launches by customers in the United States. Net sales of $11,669 were realized for 2003 in the BCP Ingredients (unencapsulated feed supplements) segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products, as compared with $10,179 for 2002, an increase of $1,490 or 14.6%. The increase was primarily a result of increased volumes sold (14.4% over the prior comparable period) in the choline chloride and specialty derivative markets.

      Gross Margin

      Gross margin percentage for 2003 was 34.2% as compared to 38.7% for 2002. Margins for the specialty products segment were favorably affected by increased production volumes of the Company's products utilizing ethylene oxide. Margins in the encapsulated / nutritional products segment were unfavorably affected by the decline in sales volume as described above. These lower sales levels, coupled with a designed reduction in inventory levels in this segment, negatively impacted the Company's gross margins due to the resulting excess plant manufacturing capacity. In addition, increased competition in both the Domestic and International food markets during the fourth quarter resulted in lower volumes sold and lower average selling prices which contributed to the erosion in profit margins for this segment. Margins for BCP Ingredients were favorably affected by increased production volumes of choline chloride and specialty derivative products. The decision to reduce inventory levels while maintaining prior levels of plant manufacturing capacity in the encapsulated / nutritional products segment, generated unfavorable manufacturing variances. However, such decision contributed greatly toward an improved cash balance at December 31, 2003. Increases in employee medical claims under our self-insurance program, as well as increases in the Company's general business insurance premiums due to unfavorable insurance marketplace conditions, had a negative impact on margins for all segments.

      Operating Expenses

      Operating expenses for 2003 increased to $12,137 from $11,125 for 2002, an increase of $1,012 or 9.1%. Total operating expenses as a percentage of sales were 19.6% for 2003 as compared to 18.5% for 2002. Increases in general insurance, medical costs as described above, and advertising costs for the encapsulated / nutritional products segment, were largely responsible for the increase in operating expenses. In addition, operating expenses for 2003 include a charge of approximately $400, resulting from the Company making organizational changes in the encapsulated/nutritional products segment. These personnel changes were effected late in the fourth quarter of 2003 in an effort to refocus our commercial efforts, reduce operating expenses and improve the overall financial performance of the encapsulated / nutritional products segment. During 2003 and 2002, the Company spent $2,083 and $1,907, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

      Earnings From Operations

      As a result of the foregoing, earnings from operations for 2003 were $9,015 as compared to $12,185 for 2002. Earnings from operations for the specialty products segment for 2003 were $9,409 as compared to $7,240 for 2002. Loss from operations for the encapsulated / nutritional products segment for 2003 was $962 as compared to earnings of $5,118 for 2002. Earnings from the unencapsulated feed supplements segment for 2003 were $568 compared to a loss of $173 for 2002.

      Other expenses (income)

      Interest expense for 2003 totaled $272 as compared to $389 for 2002, a decrease of $117. This decrease is the result of lower average outstanding borrowings during the period combined with lower average interest rates.

      Income Tax Expense

      The Company's effective tax rate for 2003 was 35.7% compared to 37.4% in 2002 primarily due to a favorable shift in the mix of taxable income to lower state tax rate jurisdictions.

      Net earnings

      As a result of the foregoing, net earnings were $5,638 for 2003 as compared with $7,416 for 2002.

      Fiscal Year 2002 compared to Fiscal Year 2001

      Net Sales

      Net sales for 2002 were $60,197 as compared with $46,142 for 2001, an increase of $14,055 or 30.5%. Net sales for the specialty products segment were $22,028 for 2002 as compared with $21,130 for 2001, an increase of $898 or 4.2%. Net sales for the encapsulated / nutritional products segment were $27,990 for 2002 as compared with $18,312 for 2001, an increase of $9,678 or 52.9%. Sales of the core encapsulates business (before giving effect to the June 1, 2001 acquisition of certain assets relating to the choline animal feed, human choline nutrient and encapsulated product lines of DCV, Inc. and its affiliate, DuCoa L.P.), increased 45.6% based on growth in the domestic food, animal nutrition and industrial application markets. When combined with sales of human choline products (the latter product line having been derived from the 2001 acquisition), growth of 52.9% for the entire encapsulated / nutritional products segment was achieved. The growth in sales to the domestic food market is principally the result of increased volumes sold which can be attributed principally to new products and new applications to both existing and new customers. Sales of Reashure(TM) strengthened through growth from existing customers and from the addition of new customers and added distribution channels globally. Net sales of $10,179 were realized in the unencapsulated feed supplements segment for 2002, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products as compared with $6,700 for 2001 which only reflected sales after June 1, 2001.

      Gross Margin

      Gross margin percentage was 38.7% and 38.8% for 2002 and 2001, respectively. Margins were slightly unfavorably affected principally by increased sales of the lower margin feed products to the poultry and swine markets in the unencapsulated feed supplements segment as a percentage of our total business. Margins in the encapsulated / nutritional products segment were favorably affected by increased production and the mix of products sold. Margins for the specialty products segment were favorably affected by increased volumes of the Company's products utilizing ethylene oxide. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of

January 1, 2002 whereby goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Accordingly, the Company did not recognize any expense relating to goodwill amortization in 2002 as compared to a 2001 expense of $170.

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

      Earnings From Operations

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

      Other expenses (income)

      Interest expense for 2002 totaled $389 as compared to $387 for 2001. This increase is the result of the Company not having any borrowings outstanding during the first five months of 2001, partially offset by lower average interest rates for 2002.

      Income Tax Expense

      The Company's effective tax rate for 2002 was 37.4% compared to 38.9% in 2001 primarily due to favorable shift in the mix of taxable income to lower state tax rate jurisdictions.

      Net earnings

      As a result of the foregoing, net earnings were $7,416 for 2002 as compared with $5,110 for 2001.

                               FINANCIAL CONDITION

                         LIQUIDITY AND CAPITAL RESOURCES

      Contractual Obligations

      The Company's contractual obligations and commitments principally include obligations associated with its outstanding indebtedness under its Loan Agreement and future minimum noncancelable operating lease obligations (including the office space lease entered into in 2002 as described above). These aggregate commitments are as follows:

===================================================================
                   Loan              Operating              Total
                 Agreement            Leases             Commitment
-------------------------------------------------------------------
2004               1,742                469                 2,211
2005               1,742                449                 2,191
2006               1,742                392                 2,134
2007               1,742                351                 2,093
2008               1,742                324                 2,066
Thereafter           871                473                 1,344
===================================================================

      The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity.

      The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, necessary capital investments and the current portion of debt obligations; however, the Company could seek further bank loans or access to financial markets to fund operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

      Cash

      Cash and cash equivalents increased to $9,239 at December 31, 2003 from $1,731 at December 31, 2002. The $7,508 increase resulted primarily from an increase in net cash provided by operating activities of $11,153 offset partially by net cash used in investing activities of $2,314 and cash used in financing activities of $1,331. Working capital amounted to $17,555 at December 31, 2003 as compared to $10,884 at December 31, 2002, an increase of $6,671.

      Operating Activities

      Cash flows from operating activities provided $11,153 for 2003 as compared with $10,114 for 2002. The increase in cash flows from operating activities was due primarily to decreases in inventory and prepaid expenses and increases in depreciation. Lower sales levels in the encapsulated / nutritional products segment resulted in a designed reduction in inventory levels in this segment. Reduction in prepaid expense is the result of a temporary change in the timing of payments related to the Company's insurance program. Increased depreciation expense is the result of 2002 capital expenditures discussed below. The foregoing was partially offset by a decrease in net earnings and accounts payable and accrued expenses.

      Investing Activities

      Capital expenditures were $2,270 for 2003. In 2003, the Company completed construction of a 10,000 square foot, state-of-the-art canister filling operation at its Green Pond, South Carolina plant site. In 2002, the Company expanded the manufacturing, processing and distribution facilities at its Verona, Missouri facility to enable it to handle operations for its specialty products and encapsulated choline products businesses. In addition, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space, which serves as the Company's general offices and as a laboratory facility. The costs of certain leasehold improvements to the Company's office space, up to $630, were funded by the landlord. The overall effect of the foregoing was that cash flows used in investing activities were $2,314 in 2003 and $9,951 in 2002.

      Financing Activities

      In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2003, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2004. As of December 31, 2003, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 300,156 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

      On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P, as described in Note 4 to the consolidated financial statements. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2002 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Repayments under the term loan totaled $1,742 in 2003 and 2002, respectively. Borrowings under the Term Loan bear interest at LIBOR plus 1.25% (2.42% and 2.63% at December 31, 2003 and 2002, respectively). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings, and impose certain other requirements as contained in the agreement. At December, 2003, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.17% and 2.32% at December 31, 2003 and 2002, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 30, 2004. Management believes that such facility will be renewed in the normal course of business.

      Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

      Proceeds from stock options and warrants exercised totaled $807 and $515 in 2003 and 2002, respectively. Dividend payments were $382 and $305 in 2003 and 2002, respectively.

      The overall effect of the foregoing was that cash flows used in financing activities were $1,331 in 2003 and $1,552 in 2002.

      Other Matters Impacting Liquidity

      As previously reported in June, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001, BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation, acquired certain assets of DCV, Inc. and its affiliate, DuCoa L.P. The agreement provided for the payment of up to an additional $2,750 of contingent purchase price based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period ending June 2004, with no more than $1,000 payable for any particular yearly period. Additionally, pursuant to the agreement, a reimbursement of a part of the purchase price could be due the Company for the first year of such calculation. Based upon the results of the calculation for the first one year period ended June 2002, a reimbursement of $30 was received by the Company in 2003. Such reimbursement was recorded as a reduction of the cost of the acquired product lines. No contingent consideration has been earned or paid for the second one year period ended June 2003. Any future contingent consideration would be recorded as an additional cost of the acquired product lines.

      The Company also currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The amount recorded on the Company's balance sheet as of December 31, 2003 for this obligation is $900. The postretirement plan is not funded. Historical cash payments made under such plan approximated $50 per year.

      The Company has elected to defer accounting for the economic effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the
Act). In accordance with FSP FAS 106-1, any measures of the accumulated postretirement plan benefit obligation or net periodic postretirement plan benefit cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

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

      Revenue Recognition

      Revenue is recognized upon product shipment, and passage of title and risk of loss. The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales.

      Inventories

      Inventories are valued at the lower of cost (first in, first out or average) or market value and have been reduced by an allowance for excess and obsolete inventories. Inventory reserves are generally recorded when the inventory for a product exceeds twelve months of demand for that product and/or when individual products have been in inventory for greater than six months.

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

      Accounts Receivable

      We market our products to a diverse customer base, principally throughout the United States, Europe, Mexico and Japan. We grant credit terms in the normal course of business to our customers. We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

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

      The Company has elected to defer accounting for the economic effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the
Act). In accordance with FSP FAS 106-1, any measures of the accumulated postretirement plan benefit obligation or net periodic postretirement plan benefit cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

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

      Related Party Transactions:

      During 2003, the Company was not engaged in related party transactions. All transactions of the Company have been at arms length.

      New Accounting Pronouncements:

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

Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements.

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

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure "SFAS No. 148." SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 ("Opinion No. 28"), Interim Financial Reporting, to require disclosures about those effects in interim financial information. The amendments to SFAS No. 123 include certain disclosure provisions that are effective for financial statements for fiscal years ending after December 15, 2002, and other disclosure provisions as well as the amendment to Opinion No. 28 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company currently accounts for its stock-based compensation awards to employees and directors using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, and provides the disclosures required by SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 during the first quarter of 2003.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on the Company's consolidated financial statements.

      On December 24, 2003, FASB issued Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Interpretation replaces Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was issued on January 17, 2003. The effective date of FIN 46R depends on whether the reporting enterprise is a public or nonpublic company and on the nature of the entity in which the reporting entity has a variable interest. The initial adoption of this accounting pronouncement will not have a material effect on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of December 31, 2003, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.25%. A 100 basis point increase in interest rates, applied to the Company's borrowings at December 31, 2003, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $96. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Financial Data:             Page

Independent Auditors' Report                                                  28

Consolidated Balance Sheets as of
December 31, 2003 and 2002                                                    29

Consolidated Statements of Earnings for the
years ended December 31, 2003, 2002 and 2001                                  31

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 2003, 2002 and 2001                          32

Consolidated Statements of Cash Flows
for the years ended December 31, 2003, 2002 and 2001                          33

Notes to Consolidated Financial Statements                                    34

Schedule II - Valuation and Qualifying
Accounts for the years ended December 31, 2003, 2002 and 2001                 56

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.


KPMG LLP

Short Hills, New Jersey
February 6, 2004

                               BALCHEM CORPORATION
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002
             (Dollars in thousands, except share and per share data)

                                Assets                                                  2003          2002
                                                                                      --------      --------
Current assets:
 Cash and cash equivalents                                                            $  9,239      $  1,731
   Accounts receivable, net of allowance for doubtful accounts of $86 and $90 at
      December 31, 2003 and 2002, respectively                                           7,233         7,159
   Inventories                                                                           5,961         7,238
   Prepaid income taxes                                                                     --           975
   Prepaid expenses                                                                        723         1,305
   Deferred income taxes                                                                   474           403
                                                                                      --------      --------
          Total current assets                                                          23,630        18,811
                                                                                      --------      --------

 Property, plant and equipment, net                                                     25,636        25,852

 Excess of cost over net assets acquired less accumulated
   amortization                                                                          6,368         6,398
 Intangibles assets, net                                                                 1,272         2,237

                                                                                      --------      --------
          Total assets                                                                $ 56,906      $ 53,298
                                                                                      ========      ========

                                                                     (continued)

                               BALCHEM CORPORATION
                     Consolidated Balance Sheets, continued
                           December 31, 2003 and 2002
             (Dollars in thousands, except share and per share data)

                    Liabilities and Stockholders' Equity                                 2003           2002
                                                                                       --------       --------
Current liabilities:
  Trade accounts payable                                                               $  1,254       $  2,778
  Accrued expenses                                                                        1,508          1,271
  Accrued compensation and other benefits                                                 1,182          1,754
  Dividends payable                                                                         389            382
  Current portion of  long-term debt                                                      1,742          1,742
                                                                                       --------       --------
      Total current liabilities                                                           6,075          7,927
                                                                                       --------       --------

Long-term debt                                                                            7,839          9,581
Deferred income taxes                                                                     2,226          1,557
Other long-term obligations                                                                 985            964
                                                                                       --------       --------
         Total liabilities                                                               17,125         20,029
                                                                                       --------       --------

Commitments and contingencies (note 11)

Stockholders' equity:
  Preferred stock, $25 par value. Authorized 2,000,000
    shares; none issued and outstanding                                                      --             --
  Common stock, $.0667 par value. Authorized 10,000,000 shares; 4,903,238 shares issued and 4,860,078 shares outstanding at December 31, 2003 and
    4,903,238 shares issued and 4,775,684 shares outstanding at December 31, 2002           327            327
  Additional paid-in capital                                                              3,902          3,546
  Retained earnings                                                                      36,056         30,807
  Treasury stock, at cost: 43,160 and 127,554 shares at December 31, 2003
    and 2002, respectively                                                                 (504)        (1,411)
                                                                                       --------       --------
    Total stockholders' equity                                                           39,781         33,269
                                                                                       --------       --------

                                                                                       --------       --------
         Total liabilities and stockholders' equity                                    $ 56,906       $ 53,298
                                                                                       ========       ========

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                       Consolidated Statements of Earnings
                  Years Ended December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

                                                   2003           2002           2001
                                                ----------     ----------     ----------
Net sales                                       $   61,875     $   60,197     $   46,142

 Cost of sales                                      40,723         36,887         28,216
                                                ----------     ----------     ----------

 Gross profit                                       21,152         23,310         17,926

 Operating expenses:
       Selling expenses                              5,718          5,426          4,380
       Research and development expenses             2,083          1,907          1,631
       General and administrative expenses           4,336          3,792          3,760
                                                ----------     ----------     ----------
                                                    12,137         11,125          9,771

                                                ----------     ----------     ----------
 Earnings from operations                            9,015         12,185          8,155

 Other expenses (income):

       Interest income                                 (20)           (42)          (110)
       Interest expense                                272            389            387
       Other, net                                       --             (7)          (491)

                                                ----------     ----------     ----------
 Earnings before income tax expense                  8,763         11,845          8,369

       Income tax expense                            3,125          4,429          3,259
                                                ----------     ----------     ----------

Net earnings                                    $    5,638     $    7,416     $    5,110
                                                ==========     ==========     ==========

Basic net earnings per common share             $     1.17     $     1.56     $     1.10
                                                ==========     ==========     ==========

Diluted net earnings per common share           $     1.13     $     1.50     $     1.05
                                                ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                 Consolidated Statements of Stockholders' Equity
                   Years Ended December 31, 2003 2002 and 2001
             (Dollars in thousands, except share and per share data)

                                                                      Additional                                           Total
                                                  Common Stock         Paid-in     Retained        Treasury Stock      Stockholders'
                                                Shares     Amount      Capital     Earnings     Shares        Amount      Equity
                                              ---------   ---------  -----------   ---------   --------     ---------  -------------
Balance - December 31, 2000                   4,903,238         327       3,082       18,968   (287,068)       (2,797)     19,580

Net earnings                                         --          --          --        5,110         --            --       5,110
Dividends ($.065 per share)                          --          --          --         (305)        --            --        (305)
Shares issued under employee benefit
  plans                                              --          --         116           --     11,669            85         201
Shares issued under stock option plans and
  an income tax benefit of $235                      --          --         189           --     71,327           557         746
                                              ---------   ---------   ---------    ---------   --------     ---------   ---------

Balance - December 31, 2001                   4,903,238         327       3,387       23,773   (204,072)       (2,155)     25,332

Net earnings                                         --          --          --        7,416         --            --       7,416
Dividends ($.08 per share)                           --          --          --         (382)        --            --        (382)
Shares issued under employee benefit
  plans                                              --          --         136           --     10,866           105         241
Shares issued under stock option plans and
  an income tax benefit of $147                      --          --          23           --     65,652           639         662
                                              ---------   ---------   ---------    ---------   --------     ---------   ---------

Balance - December 31, 2002                   4,903,238   $     327   $   3,546    $  30,807   (127,554)    $  (1,411)  $  33,269

Net earnings                                         --          --          --        5,638         --            --       5,638
Dividends ($.08 per share)                           --          --          --         (389)        --            --        (389)
Shares issued under employee benefit
  plans                                              --          --         138           --     12,935           135         273
Shares issued under stock option plans and
  an income tax benefit of $183                      --          --         218           --     71,459           772         990
                                              ---------   ---------   ---------    ---------   --------     ---------   ---------

Balance - December 31, 2003                   4,903,238   $     327   $   3,902    $  36,056    (43,160)    $    (504)  $  39,781
                                              =========   =========   =========    =========   ========     =========   =========

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                      Consolidated Statements of Cash Flows
                   Years Ended December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

                                                                                   2003           2002           2001
                                                                                 --------       --------       --------
Cash flows from operating activities:
    Net earnings                                                                 $  5,638       $  7,416       $  5,110

    Adjustments to reconcile net earnings to
    net cash provided by operating activities:
        Depreciation and amortization                                               3,525          2,917          2,621
        Shares issued under employee benefit plans                                    273            241            201
        Deferred income tax (benefit) expense                                         598          1,017            112
        Provision for doubtful accounts                                                36             70             65
           Changes in assets and liabilities net of effects of acquisition:
              Accounts receivable                                                    (110)           (99)        (2,149)
              Inventories                                                           1,277         (1,663)        (3,021)
              Prepaid expenses                                                        582           (300)          (452)
              Accounts payable and accrued expenses                                (1,676)         1,520            872
              Income taxes                                                            975           (975)          (208)
              Other long-term obligations                                              35            (30)            71
                                                                                 --------       --------       --------
                  Net cash provided by operating activities                        11,153         10,114          3,222
                                                                                 --------       --------       --------

Cash flows from investing activities:
    Capital expenditures                                                           (2,270)       (10,020)        (1,950)
    Proceeds from sale of property, plant and equipment                                41            239             --
    Cash paid for product lines acquired                                               --             --        (14,259)
    Cash paid for intangibles assets acquired                                         (85)          (170)          (137)
                                                                                 --------       --------       --------
                  Net cash used in investing activities                            (2,314)        (9,951)       (16,346)
                                                                                 --------       --------       --------

Cash flows from financing activities:
    Proceeds from long-term debt                                                       --             --         13,500
    Principal payments on long-term debt                                           (1,742)        (1,742)          (435)
    Proceeds from stock options and warrants exercised                                807            515            511
    Dividends paid                                                                   (382)          (305)          (277)
    Other financing activities                                                        (14)           (20)          (123)
                                                                                 --------       --------       --------
                  Net cash (used in) provided by financing activities              (1,331)        (1,552)        13,176
                                                                                 --------       --------       --------

Increase (decrease) in cash and cash equivalents                                    7,508         (1,389)            52

Cash and cash equivalents beginning of year                                         1,731          3,120          3,068
                                                                                 --------       --------       --------
Cash and cash equivalents end of year                                            $  9,239       $  1,731       $  3,120
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

Business Concentrations

A Specialty Products customer accounted for 10%, 9% and 11% of the Company's consolidated net sales for 2003, 2002 and 2001, respectively. This customer accounted for 12% and 11% of the Company's accounts receivable balance at December 31, 2003 and 2002, respectively. Approximately 8%, 9% and 8% of the Company's net sales consisted of sales outside the United States, predominately to Europe, Japan, and Mexico for 2003, 2002 and 2001, respectively.

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

As required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations consisted of three reporting units and determined each reporting units' fair value and compared it to the reporting unit's net book value. Since the fair value of each reporting unit exceeded its carrying amount, there was no indication of impairment and no further transitional impairment testing was required. As of December 31, 2003 and 2002, the Company also performed an impairment test of its goodwill balance. As of such date the Company's reporting units' fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company plans to perform its impairment test each December 31 in the future.

The Company had unamortized goodwill in the amount of $6,368 and $6,398 at December 31, 2003 and December 31, 2002, respectively, subject to the provisions of SFAS Nos. 141 and 142. The decrease in goodwill was a result of a reimbursement of $30 of the purchase price of the June 2001 acquisition of certain assets of DCV, Inc. and its affiliate, DuCoa L.P., as described in Note 4.

The following table sets forth the reconciliation of previously reported net earnings to net earnings as if SFAS No. 142 was adopted as of January 1, 2001.

==================================================================
                               2001
------------------------------------------------------------------
Net Earnings
         Net earnings as reported                           $5,110
         Add Back: Goodwill Amortization, net of tax           105
                                                            ------
         Net earnings as adjusted                           $5,215
                                                            ======
Earnings per share
         Basic EPS as reported                              $ 1.10
         Basic EPS as adjusted                              $ 1.12
         Diluted EPS as reported                            $ 1.05
         Diluted EPS as adjusted                            $ 1.08
==================================================================

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

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2003 and 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company's financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. As amounts outstanding under the Company's credit agreements bear interest approximating current market rates, their carrying amounts approximate fair value.

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

The implementation of this standard did not have a material effect on the Company's consolidated financial statements because the Company did not have any derivative financial instruments at January 1, 2001 or during 2001, 2002 or 2003.

Research and Development

Research and development costs are expensed as incurred.

Stock Option Plan

At December 31, 2003, the Company has stock based employee compensation plans which are described more fully in Note 8. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement 123," which requires the Company to provide pro forma net earnings and pro forma earnings per share disclosures for employee and director stock option grants made as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 has been applied. The following table illustrates the effect on net earnings and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

==========================================================================================
                                                         Year Ended December 31
                                                         ----------------------
                                                    2003           2002            2001
                                                 (In thousands, except per share amounts)
------------------------------------------------------------------------------------------
Net Earnings
         Net earnings, as reported               $   5,638       $   7,416       $   5,110
         Deduct: Total stock-based
         employee compensation expense
         determined under fair value based
         method, net of related tax effects          (731)           (452)           (296)
                                                 -----------------------------------------
Net earnings as adjusted                         $   4,907       $   6,964       $   4,814
                                                 =========================================

Earnings per share:
         Basic EPS as reported                   $    1.17       $    1.56       $    1.10
         Basic EPS as adjusted                   $    1.02       $    1.47       $    1.03
         Diluted EPS as reported                 $    1.13       $    1.50       $    1.05
         Diluted EPS as adjusted                 $     .98       $    1.41       $     .99
==========================================================================================

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

=========================================================================
                                                 2003      2002      2001
-------------------------------------------------------------------------
Expected life (years)                              5         5         5
Expected volatility                               33%       32%       49%
Expected dividend yield                          .40%      .40%      .50%
Risk-free interest rate                          3.0%      3.7%      4.4%
Weighted average fair value of options
granted during the year                        $8.08     $9.47    $10.94
=========================================================================

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

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial statements.

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure "SFAS No. 148." SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 ("Opinion No. 28"), Interim Financial Reporting, to require disclosures about those effects in interim financial information. The amendments to SFAS No. 123 include certain disclosure provisions that are effective for financial statements for fiscal years ending after December 15, 2002, and other disclosure provisions as well as the amendment to Opinion No. 28 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company currently accounts for its stock-based compensation awards to employees and directors using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, and provides the disclosures required by SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 during the first quarter of 2003.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on the Company's consolidated financial statements.

On December 24, 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Interpretation replaces Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was issued on January 17, 2003. The effective date of FIN 46R depends on whether the reporting enterprise is a public or nonpublic company and on the nature of the entity in which the reporting entity has a variable interest. The initial adoption of this accounting pronouncement will not have a material effect on the Company's consolidated financial statements.

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

NOTE 2-INVENTORIES

Inventories at December 31, 2003 and 2002 consist of the following:

===========================================================
                                   2003            2002
-----------------------------------------------------------
Raw materials                 $     1,914     $      2,042
Finished goods                      4,047            5,196
-----------------------------------------------------------
  Total inventories           $     5,961     $      7,238
===========================================================

NOTE 3- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2003 and 2002 are summarized as follows:

================================================================================
                                                        2003            2002
--------------------------------------------------------------------------------
Land                                               $       290     $        290
Building                                                10,264            9,271
Equipment                                               27,781           24,582
Construction in Progress                                   123            2,728
--------------------------------------------------------------------------------
                                                        38,458           36,871
Less: Accumulated depreciation                          12,822           11,019
--------------------------------------------------------------------------------
   Net property, plant and equipment               $    25,636     $     25,852
================================================================================

Depreciation expense was $2,445, $1,833 and $1,329 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 4 - PRIOR YEAR ACQUISITION

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

The purchase price, including acquisition costs, was approximately $15,290, of which approximately $14,259 was paid in cash, with the balance reflecting the assumption by the Buyer of certain liabilities. The Buyer also assumed certain obligations of DuCoa for retiree medical benefits under the collective bargaining agreement covering various employees at the Verona facility. The acquisition was financed with a $13,500 term loan and approximately $759 in existing cash. The Asset Purchase Agreement also called for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. Additionally, pursuant to the agreement, a reimbursement of a part of the purchase price could be due the Company for the first year of such calculation. Based upon the results of the calculation for the first one year period ended June 2002, a reimbursement of $30 was received by the Company in 2003. Such reimbursement was recorded as a reduction of the cost of the acquired product lines. No contingent consideration has been earned or paid for the second one year period ended June 2003. Any future contingent consideration would be recorded as an additional cost of the acquired product lines. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 and the amortization of such goodwill ceased.

The allocation of the purchase price of the acquisition has been assigned to the net assets acquired as follows:

==============================================================
                                         Fair Value Recorded
                                        in Purchase Accounting
                                        ----------------------
--------------------------------------------------------------
Property, plant and equipment                $    9,518
Retiree Medical Obligation                         (821)
Other Receivable                                     31
Goodwill                                          6,562
--------------------------------------------------------------
Total Purchase Price                         $   15,290
Current Liabilities Assumed                      (1,031)
--------------------------------------------------------------
Total Cash Paid                              $   14,259
==============================================================

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

===========================================
                             Pro-Forma
                        Twelve Months Ended
                           December 31,
                               2001
-------------------------------------------
Net sales                    $ 54,866
Net earnings                 $  4,482
Basic EPS                    $    .96
Diluted EPS                  $    .92
===========================================

NOTE 5- INTANGIBLE ASSETS

As of December 31, 2003 and 2002 the Company had identifiable intangible assets as follows:

===================================================================================================================
                                                        2003                              2002
                                     Amortization      Gross              2003           Gross             2002
                                        period        Carrying       Accumulated        Carrying       Accumulated
                                      (in years)       Amount        Amortization        Amount        Amortization
-------------------------------------------------------------------------------------------------------------------
Customer lists                            10          $ 6,760           $ 6,124          $ 6,760           $ 5,127
Re-registration costs                     10              356               347              356               304
Patents                                   17              487                81              386                58
Trademarks                                17              205                25              191                14
Other                                      5               54                13               53                 6
-------------------------------------------------------------------------------------------------------------------
                                                      $ 7,862           $ 6,590          $ 7,746           $ 5,509
===================================================================================================================

Amortization of identifiable intangible assets was approximately $1,080 for 2003. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for 2004 is approximately $690, approximately $41 in the second succeeding year, and approximately $41 in the third and fourth succeeding years. At December 31, 2003, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in Intangible assets in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization in 2003.

In 1994, the Company purchased certain tangible and intangible assets for one of its packaged specialty products for $1,500 in cash and the Company was required to pay additional contingent amounts to compensate the seller for the purchase of the seller's customer list in accordance with a formula based on profits derived from sales of the specialty packaged ingredient. In 1998, the Company elected to exercise the early payment option under the agreement and made a final payment of $3,700 to the seller in settlement of its remaining purchase price obligation under the terms of the agreement. Amounts allocated to the customer list are being amortized over its remaining estimated useful life on a straight-line basis through August, 2004 and are included in cost of sales. Amortization expense included in cost of sales related to this customer list was $997 in 2003, 2002 and 2001, respectively.

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

NOTE 6 - LONG-TERM DEBT & CREDIT AGREEMENTS

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate DuCoa L.P. The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowings under the Term Loan bear interest at LIBOR plus 1.25% (2.42% and 2.63% at December 31, 2003 and 2002, respectively). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At December, 2003, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.17% and 2.32% at December 31, 2003 and 2002, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 30, 2004. Management believes that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

As of December 31, 2003, long-term debt matures as follows:

===========================
2004                  1,742
2005                  1,742
2006                  1,742
2007                  1,742
2008                  1,742
2009                    871
---------------------------
Total              $  9,581
===========================

NOTE 7 - INCOME TAXES

Income tax expense consists of the following:

================================================================================
                                             2003           2002           2001
--------------------------------------------------------------------------------
Current:
     Federal                               $ 2,111        $ 2,874        $ 2,515
     State                                     416            538            632
Deferred:
     Federal                                   557            895             99
     State                                      41            122             13
--------------------------------------------------------------------------------
Total income tax provision                 $ 3,125        $ 4,429        $ 3,259
================================================================================

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

================================================================================
                                              2003          2002         2001
-------------------------------------------------------------------------------
Income tax at Federal
     statutory rate                       $   3,067    $   4,027     $   2,846
State income taxes, net of
     Federal income tax benefit                 297          435           426
Other                                          (239)         (33)          (13)
-------------------------------------------------------------------------------
Total income tax provision                $   3,125    $   4,429     $   3,259
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

======================================================================
                                                 2003          2002
----------------------------------------------------------------------
Deferred tax assets:
     Customer list amortization               $      720     $     705
     Inventories                                     292           343
     Deferred compensation                            93            25
     Non-employee stock options                      100           102
     Other                                           178           125
----------------------------------------------------------------------
          Total deferred tax assets                1,383         1,300
----------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                  3,135         2,454
----------------------------------------------------------------------
          Total deferred tax liabilities           3,135         2,454
----------------------------------------------------------------------
           Net deferred tax liability         $    1,752     $   1,154
======================================================================

There is no valuation allowance for deferred tax assets at December 31, 2003 and 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset realizable, however, could change if management's estimate of future taxable income should change.

NOTE 8 - STOCKHOLDERS' EQUITY

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999, which was subsequently extended. Through December 31, 2003, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which 43,360 remain in treasury at December 31, 2003. In June 2003, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares that is, over and above those repurchased to date under the program, through June 30, 2004.

In June 1999, the Company adopted the Balchem Corporation 1999 Stock Plan (the "1999 Stock Plan") for officers, directors, directors emeritus and employees of and consultants to the Company and its subsidiaries. The 1999 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the plan, options and rights to purchase shares of the Company's common stock are granted at prices established at the time of grant. Option grants generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant for employees and are fully exercisable on the date of grant for directors. Other option grants are either fully exercisable on the date of grant or become exercisable thereafter in such installments as the Committee may specify. The 1999 Stock Plan reserves an aggregate of 600,000 shares of common stock for issuance under the Plan. In April 2003, the Board of Directors of the Company adopted and stockholders subsequently approved, the Amended and Restated 1999 Stock Plan which amended the 1999 Stock Plan by: (i) increasing the number of shares of Common Stock reserved for issuance under the 1999 Stock Plan by 600,000 shares, to a total of 1,200,000 shares of Common Stock; and (ii) confirming the right of the Company to grant awards of Common Stock ("Awards") in addition to the other Stock Rights available under the 1999 Stock Plan, and providing certain language changes relating thereto. The 1999 Stock Plan replaced the Company's incentive stock option plan (the "ISO Plan") and its non-qualified stock option plan (the "Non-Qualified Plan"), both of which expired on June 24, 1999. Unexercised options granted under the ISO Plan and the Non-Qualified Plan prior to such termination remain exercisable in accordance with their terms. Options granted under the ISO Plan generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant, and expire ten years from the date of grant. Options granted under the Non-Qualified Plan, generally vested on the date of grant, and expire ten years from the date of grant.

A summary of stock option plan activity for 2003, 2002, and 2001 for all plans is as follows:

================================================================================
                                                # of        Weighted Average
             2003                             Shares         Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year              584,670            $ 14.62
Granted                                       124,960              21.77
Exercised                                     (71,459)             11.30
Terminated or expired                         (37,560)             22.26
--------------------------------------------------------------------------------
Outstanding at end of year                    600,611            $ 16.03
--------------------------------------------------------------------------------
Exercisable at end of year                    399,831            $ 13.15
================================================================================

================================================================================
                                                    # of      Weighted Average
                2002                               Shares      Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year                   544,372          $12.17
Granted                                            108,150           22.86
Exercised                                          (65,652)           7.84
Terminated or expired                               (2,200)          14.82
--------------------------------------------------------------------------------
Outstanding at end of year                         584,670          $14.62
--------------------------------------------------------------------------------
Exercisable at end of year                         347,760          $10.84
================================================================================

================================================================================
                                                    # of      Weighted Average
                2001                               Shares      Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year                   441,797          $ 8.55
Granted                                            179,662           18.96
Exercised                                          (71,327)           7.15
Terminated or expired                               (5,760)           8.49
--------------------------------------------------------------------------------
Outstanding at end of year                         544,372          $12.17
--------------------------------------------------------------------------------
Exercisable at end of year                         326,972          $ 9.68
================================================================================

Information related to stock options outstanding under all plans at December 31, 2003 is as follows:

============================================================================================================

                                                   Options Outstanding               Options Exercisable
                                               ---------------------------       ---------------------------
                                                Weighted
                                                 Average          Weighted                          Weighted
                                                Remaining          Average                           Average
                                Shares         Contractual        Exercise         Number           Exercise
Range of Exercise Prices     Outstanding          Life              Price        Exercisable          Price
------------------------------------------------------------------------------------------------------------
     $ 5.38 - $10.75           196,326          4.6 years          $ 8.93          196,326           $ 8.93
      11.13 -  18.91           149,209          7.4 years           14.64          123,169            14.36
      20.05 -  24.91           255,076          8.6 years           22.30           80,336            21.60
------------------------------------------------------------------------------------------------------------
                               600,611          7.1 years          $16.03          399,831           $13.15
============================================================================================================

NOTE 9 - NET EARNINGS PER COMMON SHARE

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per common share:

=================================================================================================================
                                                                                     Number of
                                                                  Earnings             Shares            Per Share
                     2003                                        (Numerator)       (Denominator)           Amount
------------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                                   $5,638            4,815,884             $1.17

Effect of dilutive securities - stock options                                           181,935
                                                                                      ---------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                             $5,638            4,997,819             $1.13
=================================================================================================================

=================================================================================================================
                                                                                     Number of
                                                                  Earnings             Shares            Per Share
                     2002                                        (Numerator)       (Denominator)           Amount
------------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                                   $7,416            4,750,784             $1.56

Effect of dilutive securities - stock options                                           204,297
                                                                                      ---------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                             $7,416            4,955,081             $1.50
=================================================================================================================

=================================================================================================================
                                                                                     Number of
                                                                  Earnings             Shares            Per Share
                     2002                                        (Numerator)       (Denominator)           Amount
------------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                                   $5,110            4,660,922             $1.10

Effect of dilutive securities - stock options                                           186,555
                                                                                      ---------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                             $5,110            4,847,477             $1.05
=================================================================================================================

The Company had 166,150, 94,950 and 103,562 stock options outstanding at December 31, 2003, 2002 and 2001, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) savings plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company's common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $307 and $273 in 2003, $241 and $320 in 2002 and $263 and $201 in 2001, respectively.

The Company also currently provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility.

The actuarial recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:
================================================================================
                                                            2003          2002
--------------------------------------------------------------------------------
Benefit obligation at beginning of year                   $   976       $   910
         Service Cost with Interest to End of Year             32            26
         Interest Cost                                         62            61
         Participant contributions                             23            19
         Acquisitions/divestitures                             --            --
         Benefits Paid                                        (77)          (68)
         Actuarial (gain) or loss                              66            28
--------------------------------------------------------------------------------
Benefit obligation at end of year                         $ 1,082       $   976
================================================================================

Change in plan assets:
================================================================================
                                                            2003          2002
--------------------------------------------------------------------------------
Fair value of plan assets at beginning of year            $    --       $    --
         Actual return on plan assets                          --            --
         Employer contributions                                54            49
         Participant contributions                             23            19
         Acquisitions/divestitures                             --            --
         Benefits Paid                                        (77)          (68)
         Exchange Rate Changes                                 --            --
--------------------------------------------------------------------------------
Benefit obligation at end of year                         $    --       $    --
================================================================================

Amounts recognized in consolidated balance sheet:

=================================================================================================================
                                                                                           2003            2002
-----------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                                            $(1,082)        $  (976)
Fair Value of Plan Assets                                                                     --              --
Funded Status                                                                             (1,082)           (976)
Unrecognized Transition Obligation                                                            --              --
Unrecognized Prior Service Cost                                                               --              --
Unrecognized Net (Gain)/Loss                                                                 182             117
-----------------------------------------------------------------------------------------------------------------
Accrued Postretirement Benefit Cost (included in other long-term obligations)            $   900         $   859
=================================================================================================================

Components of net periodic benefit cost:

===============================================================================
                                                                2003       2002
-------------------------------------------------------------------------------
Service Cost                                                      32         26
Interest Cost                                                     62         61
Expected return on plan assets                                    --         --
Amortization of transition obligation                             --         --
Amortization of prior service cost                                --         --
Amortization of (gain) or loss                                     1         --
-------------------------------------------------------------------------------
Benefit obligation at end of year                             $   95     $   87
===============================================================================

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 11 percent in 2003 declining to 5.5 percent in 2009 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2003 by $205 and the net periodic postretirement benefit cost for 2003 by $18. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2003 by $188 and the net periodic postretirement benefit cost for 2003 by $17. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25% in 2003 and 6.625% in 2002.

The Company has elected to defer accounting for the economic effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). In accordance with FSP FAS 106-1, any measures of the accumulated postretirement plan benefit obligation or net periodic postretirement plan benefit cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In February 2002, the Company entered into a ten (10) year lease which is cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company's general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under noncancelable operating leases, which expire at various times through 2011. Rent expense charged to operations under such lease agreements for 2003, 2002 and 2001 aggregated approximately $564, $382 and $310, respectively. Aggregate future minimum rental payments required under noncancelable operating leases at December 31, 2003 are as follows:

===============================================
            Year
-----------------------------------------------
2004                                   $    469
2005                                        449
2006                                        392
2007                                        351
2008                                        324
Thereafter                                  473
-----------------------------------------------
Total minimum lease payments           $  2,458
===============================================

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

NOTE 12 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. As a result of the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate, DuCoa L.P., the Company presently has three segments, specialty products, encapsulated / nutritional products and, the unencapsulated feed supplements segment (also referred to as BCP Ingredients). Products relating to choline animal feed for non-ruminant animals are primarily reported in the unencapsulated feed supplements segment. Human choline nutrient products and encapsulated products are reported in the encapsulated / nutritional products segment. They are managed separately because each business requires different technology and marketing strategies. The specialty products segment consists of three specialty chemicals: ethylene oxide, propylene oxide and methyl chloride. The encapsulated / nutritional products segment is principally in the business of encapsulating performance ingredients for use throughout the food and animal health industries for processing, mixing, packaging applications and nutritional fortification and for shelf-life improvement. The unencapsulated feed supplements segment is in the business of manufacturing and supplying choline chloride, an essential nutrient for animal health, to the poultry and swine industries. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications and are included in the unencapsulated feed supplements segment. The Company sells products for all segments through its own sales force, independent distributors, and sales agents. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Sales:

================================================================================
                                                  2003        2002        2001
--------------------------------------------------------------------------------
Specialty Products                             $ 26,163    $ 22,028    $ 21,130
Encapsulated/Nutritional Products                24,043      27,990      18,312
BCP Ingredients                                  11,669      10,179       6,700
--------------------------------------------------------------------------------
Total                                          $ 61,875    $ 60,197    $ 46,142
================================================================================

Business Segment Earnings (Loss):

================================================================================
                                                   2003        2002        2001
--------------------------------------------------------------------------------
Specialty Products                             $  9,409    $  7,240    $  6,612
Encapsulated/Nutritional Products                  (962)      5,118       1,582
BCP Ingredients                                     568        (173)        (39)
Interest expense and other income (expense)        (252)       (340)       (214)
--------------------------------------------------------------------------------
Earnings before income taxes                   $  8,763    $ 11,845    $  8,369
================================================================================

Depreciation/Amortization:

================================================================================
                                                   2003        2002        2001
--------------------------------------------------------------------------------
Specialty Products                             $  1,991    $  1,689    $  1,585
Encapsulated/Nutritional Products                 1,102         800         506
BCP Ingredients                                     431         428         530
--------------------------------------------------------------------------------
Total                                          $  3,525    $  2,917    $  2,621
================================================================================

Business Segment Assets:

================================================================================
                                                   2003        2002        2001
--------------------------------------------------------------------------------
Specialty Products                             $ 14,287    $ 13,993    $ 11,074
Encapsulated/Nutritional Products                15,043      16,730      10,798
BCP Ingredients                                  17,099      17,954      18,181
Other Unallocated                                10,477       4,621       4,424
--------------------------------------------------------------------------------
Total                                          $ 56,906    $ 53,298    $ 44,477
================================================================================

Other unallocated assets consist of cash, prepaid expenses, deferred income taxes and other deferred charges, which the Company does not allocate to its individual business segments.

Capital Expenditures:

================================================================================
                                                   2003        2002        2001
--------------------------------------------------------------------------------
Specialty Products                             $  1,090    $  5,273    $    414
Encapsulated/Nutritional Products                   661       4,705       1,175
BCP Ingredients                                     519          42         361
--------------------------------------------------------------------------------
Total                                          $  2,270    $ 10,020    $  1,950
================================================================================

Geographic Revenue Information:

================================================================================
                                           2003            2002           2001
--------------------------------------------------------------------------------
United States                            $56,727         $54,663         $42,606
Foreign Countries                          5,148           5,534           3,536
--------------------------------------------------------------------------------
Total                                    $61,875         $60,197         $46,142
================================================================================

The Company has no foreign based operations. Therefore, all long-lived assets are in the United States and revenue from foreign countries is based on customer ship-to address.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:

=========================================================================
                                    2003            2002            2001
-------------------------------------------------------------------------
Income taxes                       $2,110          $4,386          $3,220
Interest                           $  272          $  389          $  387
=========================================================================

Non-cash financing activities:

=========================================================================
                                     2003            2002            2001
-------------------------------------------------------------------------
Dividends declared                 $  389          $  382          $  305
=========================================================================

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In thousands, except per share data)

========================================================================================================================
                                                 2003                                            2002
------------------------------------------------------------------------------------------------------------------------
                              First       Second      Third      Fourth       First       Second      Third      Fourth
                             Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
------------------------------------------------------------------------------------------------------------------------
Net sales                    $14,816     $14,860     $15,791     $16,408     $14,389     $15,668     $15,784     $14,356
Gross profit                   5,651       5,488       4,657       5,356       5,294       6,564       5,998       5,454
Earnings before
     income taxes              2,684       2,692       1,335       2,052       2,340       3,571       3,313       2,621
Net earnings                   1,683       1,691         867       1,397       1,438       2,205       2,154       1,619
Basic net earnings
     per common share        $   .35     $   .35     $   .18     $   .29     $   .31     $   .46     $   .45     $   .34
Diluted net earnings
     per common share        $   .34     $   .34     $   .17     $   .28     $   .29     $   .45     $   .43     $   .33
========================================================================================================================

                                                                     Schedule II

                               BALCHEM CORPORATION
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2003, 2002 and 2001
                                 (In thousands)

                                                                         Additions
                                                                 ---------------------------
                                                Balance at       Charges to       Charges to
                                               Beginning of      Costs and          Other                           Balance at
Description                                        Year           Expenses         Accounts       Deductions        End of Year
-----------                                    ------------      ----------       -----------     ----------        -----------
Year ended December 31, 2003
    Allowance for doubtful accounts:             $     90         $     36             --         $     (40)(a)      $     86
    Inventory obsolescence reserve                    192               --             --              (116)(a)            76

Year ended December 31, 2002
    Allowance for doubtful accounts:             $     50         $     70             --         $     (30)(a)      $     90
    Inventory obsolescence reserve                     82              152             --               (42)(a)           192

Year ended December 31, 2001
    Allowance for doubtful accounts:                   48               65             --               (63)(a)            50
    Inventory obsolescence reserve                     81               63             --               (62)(a)            82

(a)   represents write-offs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A. Controls and Procedures.

(a) Based upon an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, they have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under such Act.

(b) During the most recent fiscal quarter, there have been no significant changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

(a)   Directors of the Company.

      The required information is to be set forth in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(b)   Executive Officers of the Company.

      The required information is to be set forth in the 2004 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(c)   Section 16(a) Beneficial Ownership Reporting Compliance.

      The required information is to be set forth in the 2004 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

(d)   Code of Ethics.

      The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer) and its Treasurer. The Company's Code of Ethics for Senior Financial Officers is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

      The information required by this Item is to be set forth in the 2004 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item is to be set forth in the 2004 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and of Management," which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The information required by this Item is set forth in the 2004 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

      The information required by this Item is set forth in the 2004 Proxy Statement under the caption "Independent Auditor Fees," which information is hereby incorporated herein by reference.

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

      10.1 Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement")).*

      10.2 Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35912, dated October 25, 1996, and to the 1998 Proxy Statement).*

      10.3 Balchem Corporation Amended and Restated 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 2003).*

      10.4 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-4448, dated December 12, 1997).*

      10.5 Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi ((incorporated by reference to Exhibit
            10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K")). *

      10.6 Agreements dated as of April 1, 1993, January 1, 1995 and April 25, 1997, as amended, between the Company and Dr. Charles McClelland (incorporated by reference to Exhibit 10.5 to the 1999 10-K).*

      10.7 Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

      14    Code of Ethics for Senior Financial Officers.

      21. Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the 2001 10-K).

      23.1  Consent of KPMG LLP, Independent Auditors

      31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

      31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

      32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

      32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

      * Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

      (b)   Reports on Form 8-K.

            On October 28, 2003, the Company furnished a report on Form 8-K announcing financial results for the quarter ended September 30, 2003.

            On February 12, 2004, the Company furnished a report on Form 8-K announcing financial results for the quarter ended December 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date: March 15, 2004                      BALCHEM CORPORATION

                                                By: /s/ Dino A. Rossi
                                                --------------------------------
                                                Dino A. Rossi, President,
                                                Chief Executive Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        /s/ Dino A. Rossi
                                        ---------------------------------------
                                        Dino A. Rossi, President,
                                        Chief Executive Officer, and Director
                                        (Principal Executive Officer)
                                        Date: March 15, 2004

                                        /s/ Francis J. Fitzpatrick
                                        ---------------------------------------
                                        Francis J. Fitzpatrick, Chief Financial
                                        Officer
                                        (Principal Financial and Principal
                                        Accounting Officer)
                                        Date: March 15, 2004

                                        /s/ Hoyt Ammidon, Jr.
                                        ---------------------------------------
                                        Hoyt Ammidon, Jr., Director
                                        Date: March 15, 2004

                                        /s/ Francis X. McDermott
                                        ---------------------------------------
                                        Francis X. McDermott, Director
                                        Date: March 15, 2004

                                        /s/ Edward McMillan
                                        ---------------------------------------
                                        Edward McMillan, Director
                                        Date: March 15, 2004

                                        /s/ Kenneth P. Mitchell
                                        ---------------------------------------
                                        Kenneth P. Mitchell, Director
                                        Date: March 15, 2004

                                        /s/ Dr. Elaine Wedral
                                        ---------------------------------------
                                        Dr. Elaine Wedral, Director
                                        Date: March 15, 2004
                                              s

                                  EXHIBIT INDEX
Exhibit
Number        Description
------        -----------

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

10.2 Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35912, dated October 25, 1996, and to the 1998 Proxy Statement).*

10.3 Balchem Corporation's Amended and Restated 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30,
              2003).*

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

14            Code of Ethics for Senior Financial Officers.

21. Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the 2001 10-K).

23.1          Consent of KPMG LLP, Independent Auditors

31.1          Certification of Chief Executive Officer pursuant to Rule
              13a-14(a).

31.2          Certification of Chief Financial Officer pursuant to Rule
              13a-14(a).

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.