Form 10-Q
period 2004-03-31
BALCHEM CORP
filed 2004-05-10
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)    Quarterly Report Pursuant to Section 13 or 15 (d) of
   |X|                The Securities Exchange Act of 1934

                  For The Quarterly Period Ended March 31, 2004

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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |X| No |_|

As of May 1, 2004 the registrant had 4,973,143 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1. Financial Statements

                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                   March 31,     December 31,
                                                     2004           2003
                                                   ---------     ------------
                                                   Unaudited
Current assets:
    Cash and cash equivalents                        $12,658        $ 9,239
    Accounts receivable                                6,436          7,233
    Inventories                                        6,354          5,961
    Prepaid expenses and other current assets          1,046            723
    Deferred income taxes                                459            474
                                                     -------        -------
        Total current assets                          26,953         23,630
                                                     -------        -------

Property, plant and equipment, net                    25,210         25,636

Excess of cost over net assets acquired                6,368          6,368
Intangibles assets, net                                1,020          1,272

                                                     -------        -------
          Total assets                               $59,551        $56,906
                                                     =======        =======

See accompanying notes to consolidated financial statements

                               BALCHEM CORPORATION
                Condensed Consolidated Balance Sheets, continued
                  (Dollars in thousands, except per share data)

                                                                                 March 31,     December 31,
                                                                                   2004            2003
                                                                                 ---------     ------------
                                                                                 Unaudited
                     Liabilities and Stockholders' Equity
Current liabilities:
      Trade accounts payable                                                       $ 1,357        $  1,254
      Accrued expenses                                                               1,305           1,508
      Accrued compensation and other benefits                                          421           1,182
      Dividends payable                                                                 --             389
      Current portion of long-term debt                                              1,742           1,742
      Income taxes payable                                                           1,092              --
                                                                                   -------        --------
          Total current liabilities                                                  5,917           6,075
                                                                                   -------        --------

 Long-term debt                                                                      7,403           7,839
 Deferred income taxes                                                               2,221           2,226
 Other long-term obligations                                                           997             985

                                                                                   -------        --------
              Total liabilities                                                     16,538          17,125
                                                                                   -------        --------

Stockholders' equity:
  Preferred stock, $25 par value. Authorized 2,000,000
      shares; none issued and outstanding                                               --              --
  Common stock, $.0667 par value. Authorized 10,000,000 shares; 4,972,623 shares issued and outstanding at March 31, 2004 and  4,903,238 shares
      issued and 4,860,078 shares outstanding at December 31, 2003                     331             327
  Additional paid-in capital                                                         4,809           3,902
  Retained earnings                                                                 37,873          36,056
  Treasury stock, at cost: 0 shares at March 31, 2004 and 43,160 shares at
   December 31, 2003                                                                    --            (504)
                                                                                   -------        --------
     Total stockholders' equity                                                     43,013          39,781

                                                                                   -------        --------
              Total liabilities and stockholders' equity                           $59,551        $ 56,906
                                                                                   =======        ========

See accompanying notes to consolidated financial statements

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                 2004             2003
                                               --------         --------

Net sales                                      $ 15,644         $ 14,816

Cost of sales                                    10,031            9,165
                                               --------         --------

Gross profit                                      5,613            5,651

Operating expenses:
    Selling expenses                              1,182            1,405
    Research and development expenses               422              525
    General and administrative expenses           1,081              964
                                               --------         --------
                                                  2,685            2,894

                                               --------         --------
Earnings from operations                          2,928            2,757

Other expenses (income):
    Interest (income)                               (12)              (1)
    Interest expense                                 39               74
                                               --------         --------

Earnings before income tax expense                2,901            2,684

    Income tax expense                            1,085            1,001
                                               --------         --------

Net earnings                                   $  1,816         $  1,683
                                               ========         ========

Net earnings per common share - basic          $   0.37         $   0.35
                                               ========         ========

Net earnings per common share - diluted        $   0.36         $   0.34
                                               ========         ========

See accompanying notes to consolidated financial statements

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                    2004            2003
                                                                                  --------         -------
                                                                                          Unaudited
Cash flows from operating activities:
    Net earnings                                                                  $  1,816         $ 1,683

    Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                                    914             830
      Shares issued under employee benefit plans                                        82             104
      Deferred income taxes                                                             10              46
      Gain on sale of assets                                                           (12)             --
          Changes in assets and liabilities net of effects of acquisition:
            Accounts receivable                                                        797            (136)
            Inventories                                                               (393)            241
            Prepaid expenses and other current assets                                 (323)          1,220
            Accounts payable and accrued expenses                                     (861)         (2,355)
            Other long-term obligations                                                 15               9
                                                                                  --------         -------
                  Net cash provided by operating activities                          3,137           1,642
                                                                                  --------         -------

Cash  flows from investing activities:
      Capital expenditures                                                            (296)           (895)
      Proceeds from sale of property, plant & equipment                                 90              41
      Cash paid for intangibles assets acquired                                        (18)            (14)
                                                                                  --------         -------
                  Net cash used in investing activities                               (224)           (868)
                                                                                  --------         -------

Cash  flows from  financing  activities:
      Principal payments on long-term debt                                            (436)           (436)
      Proceeds from stock options and warrants exercised                             1,334             128
      Dividends paid                                                                  (389)           (382)
      Other financing activities                                                        (3)             (3)
                                                                                  --------         -------
                  Net cash provided by (used in) financing activities                  506            (693)
                                                                                  --------         -------

Increase in cash and cash equivalents                                                3,419              81

Cash and cash equivalents beginning of period                                        9,239           1,731
                                                                                  --------         -------
Cash and cash equivalents end of period                                           $ 12,658         $ 1,812
                                                                                  ========         =======

See accompanying notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2003 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements and notes, which appear in that report. References in this Report to the Company mean Balchem and/or its subsidiary BCP Ingredients, Inc., as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - STOCK OPTION PLAN

At March 31, 2004, the Company has stock based employee compensation plans. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement 123," which requires the Company to provide pro forma net earnings and pro forma earnings per share disclosures for employee and director stock option grants made as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 has been applied. The following table illustrates the effect on net earnings and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

=============================================================================
                                                     Three Months Ended
                                                          March 31,
                                                    2004              2003
-----------------------------------------------------------------------------
Net Earnings
         Net earnings, as reported              $     1,816       $     1,683
         Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method, net
         of related tax effects                        (194)             (150)
                                                -----------       -----------
Net earnings as adjusted                        $     1,622       $     1,533
                                                ===========       ===========
Earnings per share:
         Basic EPS as reported                  $       .37       $     $ .35
         Basic EPS as adjusted                  $       .33       $     $ .32
         Diluted EPS as reported                $       .36       $     $ .34
         Diluted EPS as adjusted                $       .32       $     $ .31
-----------------------------------------------------------------------------

The fair value of each stock option granted during the three months ended March 31, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

=============================================================================
                                                         2004       2003
-----------------------------------------------------------------------------
Expected life (years)                                       3          3
Expected volatility                                        32%        30%
Expected dividend yield                                   .35%       .38%
Risk-free interest rate                                  1.65%       1.9%
Weighted average fair value of options
granted                                                 $7.17      $3.06
=============================================================================

NOTE 3 - INVENTORIES

Inventories at March 31, 2004 and December 31, 2003 consist of the following:

=============================================================================
                                                March 31,       December 31,
                                                  2004              2003
-----------------------------------------------------------------------------
Raw materials                                $      1,819      $      1,914
Finished goods                                      4,535             4,047
-----------------------------------------------------------------------------
         Total inventories                   $      6,354      $      5,961
=============================================================================

NOTE 4 - INTANGIBLE ASSETS

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. All of the Company's goodwill arose from the June 2001 acquisition described in Note 11.

As of December 31, 2003, the Company performed its annual impairment test of its goodwill balance. As of such date the Company's reporting units' fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company plans to perform its impairment test each December 31 in the future.

The Company had unamortized goodwill in the amount of $6,368 at March 31, 2004 and December 31, 2003.

As of March 31, 2004 and December 31, 2003 the Company had identifiable intangible assets with a gross carrying value of approximately $7,880, and $7,862, respectively, less accumulated amortization of $6,860 and $6,590, respectively. Intangible assets at March 31, 2004 consist of the following:

===============================================================================
                                                       Gross
                            Amortization period       Carrying      Accumulated
                                (in years)             Amount      Amortization
-------------------------------------------------------------------------------
Customer lists                      10               $   6,760     $     6,374
Re-registration costs               10                     356             356
Patents                             17                     503              87
Trademarks                          17                     207              28
Other                                5                      54              15
-------------------------------------------------------------------------------
                                                     $   7,880     $     6,860
===============================================================================

Amortization of identifiable intangible assets was approximately $270 for the first three months of 2004. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ended December 31, 2004 is approximately $685, approximately $41 in the second succeeding year, and approximately $41 in each of the third and fourth succeeding years. At March 31, 2004, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangibles assets, net" in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2004.

NOTE 5 - NET EARNINGS PER SHARE

The following presents a reconciliation of the earnings and shares used in calculating basic and diluted net earnings per share:

=============================================================================================================
                                                                                   Number of
                                                                 Income              Shares         Per Share
Three months ended March 31, 2004                              (Numerator)        (Denominator)       Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                                 $1,816            4,956,117           $.37

Effect of dilutive securities - stock options                                         157,442
                                                                                    ---------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                           $1,816            5,113,559           $.36
=============================================================================================================

=============================================================================================================
                                                                                   Number of
                                                                 Income              Shares         Per Share
Three months ended March 31, 2003                              (Numerator)        (Denominator)       Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                                 $1,683            4,792,690           $.35

Effect of dilutive securities - stock options                                         175,820
                                                                                    ---------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options
                                                                  $1,683            4,968,510           $.34
=============================================================================================================

At March 31, 2004, the Company had stock options covering 1,000 shares that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 6 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and BCP Ingredients, its unencapsulated feed supplements segment.

Business Segment Net Sales:

=========================================================================
                                                 Three Months Ended
                                                      March 31,
                                               2004                2003
-------------------------------------------------------------------------
Specialty Products                        $    7,028          $    5,938
Encapsulated/Nutritional Products              5,646               6,143
BCP Ingredients                                2,970               2,735
-------------------------------------------------------------------------
Total                                     $   15,644          $   14,816
=========================================================================

Business Segment Earnings:

=========================================================================
                                                 Three Months Ended
                                                      March 31,
                                               2004                2003
-------------------------------------------------------------------------
Specialty Products                        $    2,576          $    2,048
Encapsulated/Nutritional Products                 84                 550
BCP Ingredients                                  268                 159
Interest and other expense                       (27)                (73)
-------------------------------------------------------------------------
Earnings before income taxes              $    2,901          $    2,684
=========================================================================

NOTE 7- SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2004 and 2003 for income taxes and interest is as follows:

===========================================================
                                  Three Months Ended
                                       March 31,
                                  2004              2003
-----------------------------------------------------------
Income taxes                 $        --        $       152
Interest                     $        58        $        74
===========================================================

NOTE 8 - COMMON STOCK

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999, which was subsequently extended. Through March 31, 2004, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which no shares remain in treasury at March 31, 2004. In June 2003, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those repurchased to date under the program, through June 30, 2004.

NOTE 9 - LONG TERM DEBT

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. (as described in Note 11). The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (2.35% and 2.59% at March 31, 2004 and 2003, respectively). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At March 31, 2004, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.10% and 2.34% at March 31, 2004 and 2003, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2004. Management believes that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company currently provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona facility.

Net periodic benefit cost for the three months ended March 31 was as follows:

=========================================================================
                                                      2004         2003
-------------------------------------------------------------------------
Service Cost                                               9           8
Interest Cost                                             18          16
Expected return on plan assets                            --          --
Amortization of transition obligation                     --          --
Amortization of prior service cost                        --          --
Amortization of (gain) or loss                            --          --
-------------------------------------------------------------------------
Net periodic benefit cost                          $      27     $    24
=========================================================================

The plan is unfunded and approved claims are paid from Company funds.

Historical cash payments made under such plan appoximated $50 per year.

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

NOTE 11 - COMMITMENTS & CONTINGENCIES

As previously reported, in June, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001, BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation, acquired certain assets of DCV, Inc. and its affiliate, DuCoa L.P.. The agreement provided for the payment of up to an additional $2,750 of contingent purchase price based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period ending June 2004, with no more than $1,000 payable for any particular yearly period. Additionally, pursuant to the agreement, a reimbursement of a part of the purchase price could be due the Company for the first year of such calculation. Based upon the results of the calculation for the first one year period ended June 2002, a reimbursement of $30 was received by the Company in 2003. Such reimbursement was recorded as a reduction of the cost of the acquired product lines. No contingent consideration has been earned or paid for the second one year period ended June 2003. Any future contingent consideration would be recorded as an additional cost of the acquired product lines.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

      This Report contains forward-looking statements, within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The actions and performance of the Company could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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

Ethylene oxide, at the 100% level, is sold as a chemical sterilant gas, primarily for use in the health care industry and is used to sterilize medical devices. Contract sterilizers, medical device manufacturers and medical gas distributors are the Company's principal customers for this product. Blends of ethylene oxide are sold as fumigants and are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials. In addition, the Company also sells single use canisters with 100% ethylene oxide for use in medical device sterilization. Propylene oxide and methyl chloride, are sold principally to customers seeking smaller (as opposed to bulk) quantities.

Management believes that future success in this segment is highly dependent on the Company's ability to maintain its EPA regulatory permit and strong reputation for excellent quality, safety and customer service.

Encapsulated / Nutritional Products

The encapsulated / nutritional products segment predominantly encapsulates food and nutritional ingredients for use throughout the food and animal health industries to enhance performance of nutritional fortification, processing, mixing, packaging applications and shelf-life improvement. Major end product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections and animal nutrition.

Management believes this segment's key strengths are its proprietary technology and end-product application capabilities. The success of the Company's efforts to increase revenue in this segment is highly dependent on the timing of marketing launches of new products in the U.S. and International food market by the Company's customers and prospects. Increased competition, economic slowness and less than expected market launches and or acceptance of end-products in both the Domestic and International food markets has, during the past year, resulted in lower volumes sold and lower average selling prices which have had an impact on profit margins. To counter this, the Company, through its innovative proprietary technology and applications expertise, continues to develop new microencapsulation products designed to solve and respond to customer problems and needs. Sales of our Reashure(TM) product for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of existing successful university research on the animal health benefits of this product.

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

The following tables summarize consolidated net sales by segment and business segment earnings (loss) for the three months ended March 31, (in thousands):

Business Segment Net Sales:
==========================================================================
                                               Three Months Ended
                                                    March 31,
                                            2004                2003
--------------------------------------------------------------------------
Specialty Products                      $      7,028        $      5,938
Encapsulated/Nutritional
Products                                       5,646               6,143
BCP Ingredients                                2,970               2,735
--------------------------------------------------------------------------
Total                                   $     15,644        $     14,816
==========================================================================

Business Segment Earnings:
============================================================================
                                               Three Months Ended
                                                    March 31,
                                             2004                2003
----------------------------------------------------------------------------
Specialty Products                      $     2,576         $     2,048
Encapsulated/Nutritional
Products                                         84                 550
BCP Ingredients                                 268                 159
Interest and other income
(expense)                                       (27)                (73)
----------------------------------------------------------------------------
Earnings before income
taxes                                   $     2,901         $     2,684
============================================================================

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Net Sales

Net sales for the three months ended March 31, 2004 were $15,644 as compared with $14,816 for the three months ended March 31, 2003, an increase of $828 or 5.6%. Net sales for the specialty products segment were $7,028 for the three months ended March 31, 2004 as compared with $5,938 for the three months ended March 31, 2003, an increase of $1,090 or 18.4%. This increase was due principally to greater sales volumes (6.7% over the prior comparable period) of ethylene oxide for medical device sterilization and single use ethylene oxide canisters for use in sterilization equipment. Net sales for the encapsulated / nutritional products segment were $5,646 for the three months ended March 31, 2004 as compared with $6,143 for the three months ended March 31, 2003, a decrease of $497 or 8.1%. Particular weakness was experienced in the International food market and the unencapsulated human choline product line. International sales declined $326 and the unencapsulated human choline product line declined $235 largely due to purchasing patterns. These declines were partially offset by increased sales in the Domestic food market and of feed-stable Reashure(TM) . Reashure(TM) sales volume increased 30% over the prior year first quarter. Net sales of $2,970 were realized for the three months ended March 31, 2004 in the BCP Ingredients (unencapsulated feed supplements) segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products, as compared with $2,735 for the three months ended March 31, 2003, an increase of $235 or 8.6%. This increase was due to increased volumes sold in the dry choline product lines, along with some very modest price increases in both the liquid and dry choline product lines.

Gross Margin

Gross margin percentage for the three months ended March 31, 2004 was 35.9% as compared to 38.1% for the three months ended March 31, 2003. Margins for the specialty products segment were favorably affected by increased production volumes of the Company's products utilizing ethylene oxide. Margins in the encapsulated / nutritional products segment were unfavorably affected by the decline in sales volume as described above. In addition, increased competition in both the Domestic and International food markets during the first quarter resulted in lower average selling prices and, in the case of the International food market, lower volumes sold which contributed to the decline in profit margins for this segment. Margins for BCP Ingredients were favorably affected by increased production volumes of choline chloride and specialty derivative products.

Operating Expenses

Operating expenses for the three months ended March 31, 2004 declined to $2,685 from $2,894 for the three months ended March 31, 2003, a decrease of $209 or 7.2%. Total operating expenses as a percentage of sales were 17.2% for the three months ended March 31, 2004 as compared to 19.5% for the three months ended March 31, 2003. This decline is a result of the Company having made several organizational and business model changes affecting the Encapsulated/Nutritional Products segment. Many of these changes were effected late in the fourth quarter of 2003 in an effort to refocus our commercial efforts, reduce operating expenses and improve the overall financial performance of this segment. During the three months ended March 31, 2004 and the three months ended March 31, 2003, the Company spent $422 and $525, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

Earnings From Operations

As a result of the foregoing, earnings from operations for the three months ended March 31, 2004 were $2,928 as compared to $2,757 for the three months ended March 31, 2003. Earnings from operations for the specialty products segment for the three months ended March 31, 2004 were $2,576 as compared to $2,048 for the three months ended March 31, 2003. Earnings from operations for the encapsulated / nutritional products segment for the three months ended March 31, 2004 was $84 as compared to earnings of $550 for the three months ended March 31, 2003. Earnings from operations from BCP Ingredients for the three months ended March 31, 2004 were $268 compared to a $159 for the three months ended March 31, 2003.

Other expenses (income)

Interest expense for the three months ended March 31, 2004 totaled $39 as compared to $74 for the three months ended March 31, 2003, a decrease of $35. This decrease is the result of lower average outstanding borrowings during the period combined with lower average interest rates.

Income Tax Expense

The Company's effective tax rate for the three months ended March 31, 2004 was 37.4% compared to 37.3% in the three months ended March 31, 2003.

Net earnings

As a result of the foregoing, net earnings were $1,816 for the three months ended March 31, 2004 as compared with $1,683 for the three months ended March 31, 2003.

                               FINANCIAL CONDITION

                         LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The Company's contractual obligations and commitments principally include obligations associated with its outstanding indebtedness under its Loan Agreement and future minimum noncancelable operating lease obligations These aggregate commitments are as follows:

===============================================================================
                          Loan             Operating              Total
                       Agreement             Leases             Commitment
-------------------------------------------------------------------------------
2004                     1,306                346                 1,652
2005                     1,742                449                 2,191
2006                     1,742                392                 2,134
2007                     1,742                351                 2,093
2008                     1,742                324                 2,066
Thereafter                 871                473                 1,344
===============================================================================

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

Cash

Cash and cash equivalents increased to $12,658 at March 31, 2004 from $9,239 at December 31, 2003. The $3,419 increase resulted primarily from an increase in net cash provided by operating activities and financing activities of $3,137 and $506, respectively, offset partially by net cash used in capital expenditure investing activities of $224. Working capital amounted to $21,036 at March 31, 2004 as compared to $17,555 at December 31, 2003, an increase of $3,481.

Operating Activities

Cash flows from operating activities provided $3,137 for the three months ended March 31, 2004 as compared to $1,642 for the three months ended March 31, 2003. The increase in cash flows from operating activities was due primarily to an increase in earnings, decreases in prepaid expenses and increases in depreciation. Reduction in prepaid expense is the result of a temporary change in the timing of payments related to the Company's insurance program. Increased depreciation expense is the result of 2003 capital expenditures currently being included in the depreciation calculation. The foregoing was partially offset by an increase in inventory balances.

Investing Activities

Capital expenditures were $296 for the three months ended March 31, 2004. In 2003, the Company completed construction of a 10,000 square foot, state-of-the-art canister filling operation at its Green Pond, South Carolina plant site. Capital expenditures are expected to be approximately $1,650 for all of calendar year 2004.

Financing Activities

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2003, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2004. As of March 31, 2004, 343,316 shares had been repurchased under the program at a total cost of $3,179 of which 343,316 shares have been issued by the Company under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. (as described in Note 11). The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (2.35% and 2.59% at March 31, 2004 and 2003, respectively). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At March 31, 2004, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.10% and 2.34% at March 31, 2004 and 2003, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2004. The Company intends to seek renewal of such facility. Management bellieves that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

Proceeds from stock options and warrants exercised totaled $1,334 and $128 for the three months ended March 31, 2004 and 2003, respectively. Dividend payments were $389 and $382 for the three months ended March 31, 2004 and 2003, respectively.

The overall effect of the foregoing was that cash flows provided by financing activities were $506 for the three months ended March 31, 2004 as compared to cash flows used in financing activities of $693 for the three months ended March 31, 2003.

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

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona facility. The amount recorded on the Company's balance sheet as of March 31, 2004 for this obligation is $915. The postretirement plan is not funded. Historical cash payments made under such plan approximated $50 per year.

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

Critical Accounting Policies

There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2003 Annual Report on Form 10-K, during the three months ended March 31, 2004.

Related Party Transactions

The Company is not engaged and has not engaged in related party transactions during the three months ended March 31, 2004. Transactions of the Company during this period were at arms length.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of March 31, 2004, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.25%. A 100 basis point increase in interest rates, applied to the Company's borrowings at March 31, 2004, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $91. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

Item 4. Controls and Procedures

      (a) Based upon an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, they have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under such Act.

      (b) During the most recent fiscal quarter, there have been no significant changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 3.2     Composite By-laws of the Company.

            Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

            Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

            Exhibit 32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

            Exhibit 32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

      (b)   Reports on Form 8-K

            On February 12, 2004, the Company furnished a report on Form 8-K announcing financial results for the quarter ended December 31, 2003.

            On April 27, 2004, the Company furnished a Current Report on Form 8-K announcing its financial results for the quarter ended March 31, 2004.

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

                                                     BALCHEM CORPORATION


                                                     By: /s/ Dino A. Rossi
                                                     ---------------------
                                                     Dino A. Rossi, President,
                                                     Chief Executive Officer

Date: May 10, 2004

                                  Exhibit Index

Exhibit No.                Description
-----------                -----------

Exhibit 3.2       Composite By-laws of the Company.

Exhibit 31.1      Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a).

Exhibit 31.2      Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a).

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.