Form 10-Q
period 2004-06-30
BALCHEM CORP
filed 2004-08-09
CIK 9326

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



(Mark One)     Quarterly Report Pursuant to Section 13 or 15 (d) of
    X                 The Securities Exchange Act of 1934
   ---

                 For The Quarterly Period Ended June 30, 2004

                                      or

   ___           Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

          For the transition period from ____________ to ____________

                        Commission File Number 1-13648

                              BALCHEM CORPORATION
            (Exact name of registrant as specified in its charter)
Maryland                                   13-2578432
-------------------------------            -------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)              Number)


P.O. Box 600 New Hampton, New York         10958
----------------------------------------   ------------------------
(Address of principal executive offices)               (Zip Code)

                                 845-326-5600
                 ---------------------------------------------
              Registrant's telephone number, including area code:

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                  Yes      X                           No
                       ----------                        ________________
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                  Yes      X                           No
                       ----------                        ________________

As of August 1, 2004 the registrant had 5,020,082 shares of its Common Stock, $.06 2/3 par value, outstanding.


 Part I. Financial Information
 Item 1. Financial Statements

                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)
                                   Unaudited


                                                      June 30,      December 31,
                                                       2004              2003
                                                   -------------     ----------
Current assets:
   Cash and cash equivalents                       $ 13,563          $  9,239
   Accounts receivable                                7,517             7,233
   Inventories                                        6,993             5,961
   Prepaid expenses and other current assets          1,035               723
   Deferred income taxes                                435               474
                                                   --------          --------
      Total current assets                           29,543            23,630
                                                   --------          --------
 Property, plant and equipment, net                  24,818            25,636

 Excess of cost over net assets acquired              6,368             6,368
 Intangibles assets, net                                788             1,272

              Total assets                         --------          --------
                                                   $ 61,517          $ 56,906
                                                   ========          ========



See accompanying notes to consolidated financial statements


                             BALCHEM CORPORATION
               Condensed Consolidated Balance Sheets, continued
                 (Dollars in thousands, except per share data)
                                   Unaudited

                                                                                        June 30,           December 31,
                                                                                            2004             2003
                                                                                     -----------         ---------

                        Liabilities and Stockholders' Equity
                        ------------------------------------
Current liabilities:
    Trade accounts payable                                                             $   1,792         $   1,254
    Accrued expenses                                                                       1,268             1,508
    Accrued compensation and other benefits                                                1,153             1,182
    Dividends payable                                                                        --                389
    Current portion of long-term debt                                                      1,742             1,742
        Total current liabilities                                                      ---------         ---------
                                                                                           5,955             6,075
                                                                                       ---------         ---------
Long-term debt                                                                             6,968             7,839
Deferred income taxes                                                                      2,216             2,226
Other long-term obligations                                                                1,007               985

                     Total liabilities                                                 ---------         ---------
                                                                                          16,146            17,125
                                                                                       ---------         ---------

Stockholders' equity:
  Preferred stock, $25 par value. Authorized 2,000,000
    shares; none issued and outstanding                                                     --                 --
  Common stock, $.0667 par value. Authorized 10,000,000 shares; 5,009,462 shares issued and outstanding at June 30, 2004 and  4,903,238 shares
    issued and 4,860,078 shares outstanding at December 31, 2003                             334               327
  Additional paid-in capital                                                               5,164             3,902
  Retained earnings                                                                       39,873            36,056
  Treasury stock, at cost: 0 shares at June 30, 2004 and 43,160 shares at
   December 31, 2003                                                                        --                (504)
   Total stockholders' equity                                                          ---------         ---------
                                                                                          45,371            39,781
                                                                                       ---------         ---------
Total liabilities and stockholders' equity                                             $  61,517          $ 56,906
                                                                                       =========         =========




See accompanying notes to consolidated financial statements

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                     (In thousands, except per share data)
                                  (unaudited)

                                                 Three Months  Ended                Six Months  Ended
                                                       June 30,                         June 30,
                                                2004           2003             2004              2003
                                               --------     ---------        --------          ----------
 Net sales                                     $ 16,449     $  14,860        $ 32,093          $   29,676

 Cost of sales                                   10,426         9,372          20,457              18,537
                                               ---------    ---------        --------          ----------
 Gross profit                                     6,023         5,488          11,636              11,139

 Operating expenses:
     Selling expenses                             1,178         1,312           2,360               2,717
     Research and development expenses              447           500             869               1,025
     General and administrative expenses          1,209           913           2,290               1,877
                                               --------     ---------        --------          ----------
                                                  2,834         2,725           5,519               5,619
                                               --------     ---------        --------          ----------
 Earnings from operations                         3,189         2,763           6,117               5,520

 Other expenses (income):
   Interest (income)                                (33)           (1)            (52)                 (2)
   Interest expense                                  55            72             113                 146
   Other, net                                       --             --             (12)                 -
                                              ---------     ---------        ---------          ---------
 Earnings before income tax expense               3,167         2,692            6,068              5,376

    Income tax expense                            1,166         1,001            2,251              2,002
                                              ---------     ---------        ---------          ---------
 Net earnings                                 $   2,001     $   1,691        $   3,817          $   3,374
                                              =========     =========       ==========          =========
 Net earnings per common share - basic        $    0.40     $    0.35        $    0.77          $    0.70
                                              =========     =========       ==========          =========
 Net earnings per common share - diluted      $    0.39     $    0.34        $    0.74          $    0.68
                                              =========     =========       ==========          =========


See accompanying notes to consolidated financial statements

                              BALCHEM CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)




                                                                     Six Months  Ended
                                                                          June 30,
                                                                         2004         2003
                                                                       --------     ---------
                                                                            Unaudited
                                                                            ---------

Cash flows from operating activities:
   Net earnings                                                        $  3,817      $  3,374

   Adjustments to reconcile net earnings to
   net cash provided by operating  activities:
     Depreciation and amortization                                        1,817         1,704
     Shares issued under employee benefit plans                             142           165
     Deferred income taxes                                                   29           119
     Provision for doubtful accounts                                          -            40
     Loss on sale of equipment                                              (12)            -
        Changes in assets and liabilities:
          Accounts receivable                                              (284)          290
          Inventories                                                    (1,032)         (323)
          Prepaid expenses and other current assets                        (312)        1,016
          Accounts payable and accrued expenses                             269        (3,394)
          Other long-term obligations                                        30             9
                                                                       --------      --------
              Net cash provided by operating activities                   4,464         3,000
                                                                       --------      --------
Cash  flows from investing activities:
   Capital expenditures                                                    (547)       (1,332)
   Proceeds from sale of property, plant & equipment                         90            41
   Cash paid for intangibles assets acquired                                (46)          (57)
                                                                       --------       --------
               Net cash used in investing activities                       (503)       (1,348)
                                                                       --------       --------
Cash  flows from  financing  activities:
   Principal payments on long-term debt                                    (871)         (871)
   Proceeds from stock options and warrants exercised                     1,631           344
   Dividends paid                                                          (389)         (382)
   Other financing activities                                                (8)           (7)
                                                                       --------       --------
               Net cash provided by (used in) financing activities          363          (916)
                                                                       --------       --------
Increase in cash and cash equivalents                                     4,324           736

Cash and cash equivalents beginning of period                             9,239         1,731
                                                                       --------       --------
Cash and cash equivalents end of period                                $ 13,563       $ 2,467
                                                                       ========       =======


See accompanying notes to condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2003 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in our Annual Report on Form 10-K. References in this Report to the Company mean Balchem and/or its subsidiary BCP Ingredients, Inc., as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and
Article 10 of Regulation S-X and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - STOCK OPTION PLAN
--------------------------

At June 30, 2004, the Company has stock based employee compensation plans. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement 123," which requires the Company to provide pro forma net earnings and pro forma earnings per share disclosures for employee and director stock option grants made as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 has been applied. The following table illustrates the effect on net earnings and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:


                                             Three Months Ended          Six Months Ended

                                                    June 30,                 June 30,
                                              2004          2003         2004           2003
                                           ----------    ----------    ----------    ----------
Net Earnings
       Net earnings, as reported           $    2,001    $    1,691    $    3,817    $    3,374
       Deduct: Total stock-based
       employee compensation
       expense determined under
       fair value based method, net
       of related tax effects                   (191)         (183)         (386)          (333)
                                           ----------    ----------    ----------    ----------
Net earnings as adjusted                   $    1,810    $    1,508    $    3,431    $    3,041
                                           ==========    ==========    ==========    ==========
Earnings per share:
       Basic EPS as reported               $     .40     $     .35     $     .77     $     .70
       Basic EPS as adjusted               $     .36     $     .31     $     .69     $     .63
       Diluted EPS as reported             $     .39     $     .34     $     .74     $     .68
       Diluted EPS as adjusted             $     .35     $     .30     $     .67     $     .61
                                           ==========    ==========    ==========    =========


The fair value of each stock option granted during the six months ended June 30, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                          2004     2003
                                        -------  -------
Expected life (years)                        3        3
Expected volatility                         27%      30%
Expected dividend yield                    .34%     .38%
Risk-free interest rate                   2.88%     1.9%
Weighted average fair value of options
  granted                               $ 6.74   $ 3.06


NOTE 3 - INVENTORIES
--------------------

Inventories at June 30, 2004 and December 31, 2003 consist of the following:


                           June 30,   December 31,
                             2004       2003
                           --------    -----------
Raw materials              $ 2,088    $ 1,914
Finished goods               4,905      4,047
                           -------    -----------
       Total inventories   $ 6,993    $ 5,961



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

As of December 31, 2003, the Company performed its annual impairment test of its goodwill balance. As of such date the Company's reporting units' fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. There have been indications of impairment since that date. The Company plans to perform its impairment test each December 31 in the future.

As of June 30, 2004 and December 31, 2003 the Company had identifiable intangible assets with a gross carrying value of approximately $7,908 and $7,862, respectively, less accumulated amortization of $7,120 and $6,590, respectively. Intangible assets at June 30, 2004 consist of the following:



                                             Gross
                     Amortization period    Carrying         Accumulated
                         (in years)          Amount         Amortization
                     -------------------  -----------     --------------
Customer lists               10             $ 6,760          $ 6,623
Re-registration costs        10                 356              356
Patents                      17                 528               93
Trademarks                   17                 210               31
Other                         5                  54               17
                     -------------------  ----------     -------------
                                            $ 7,908          $ 7,120


Amortization of identifiable intangible assets was approximately $530 for the first six months of 2004. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ended December 31, 2004 is approximately $685, approximately $41 in the second succeeding year, and approximately $41 in each of the third and fourth succeeding years. At December 31, 2003 and June 30, 2004, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. There were no changes to the useful lives of intangible assets subject to amortization during the three and six months ended June 30, 2004.

NOTE 5 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:


                                                            Net           Number of
                                                           Earnings        Shares        Per Share
Three months ended June 30, 2004                         (Numerator)    (Denominator)     Amount
---------------------------------                        -----------    -------------    ----------
Basic EPS - Net earnings and weighted
average common shares outstanding                          $  2,001        4,986,026        $  .40

Effect of dilutive securities - stock options                                168,649
                                                                           ---------

Diluted EPS - Net earnings and weighted
average common shares outstanding
and effect of stock options                                $  2,001        5,154,675        $  .39



                                                             Net           Number of
                                                            Earnings        Shares        Per Share
Three months ended June 30, 2004                          (Numerator)    (Denominator)     Amount
---------------------------------                         -----------    -------------    ----------
Basic EPS - Net earnings and weighted
average common shares outstanding                           $  1,691        4,801,710        $  .35

Effect of dilutive securities - stock options                                 183,270
                                                                            ---------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                     $  1,691        4,984,980        $  .34



                                                               Net           Number of
                                                              Earnings        Shares        Per Share
Six months ended June 30, 2004                              (Numerator)    (Denominator)     Amount
---------------------------------                           -----------    -------------    ----------
Basic EPS - Net earnings and weighted
average common shares outstanding                             $  3,817        4,971,071        $  .77

Effect of dilutive securities - stock options                                   163,081
                                                                              ---------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                       $  3,817        5,134,152        $  .74



                                                               Net           Number of
                                                              Earnings        Shares        Per Share
Six months ended June 30, 2004                              (Numerator)    (Denominator)     Amount
---------------------------------                           -----------    -------------    ----------
Basic EPS - Net earnings and weighted
average common shares outstanding                             $  3,374        4,797,200        $  .70

Effect of dilutive securities - stock options                                   179,545
                                                                              ---------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                       $  3,374        4,976,745        $  .68


The Company had stock options covering 15,000 and 103,150 shares at June 30, 2004 and 2003, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 6 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and BCP Ingredients, its unencapsulated feed supplements segment.

Business Segment Net Sales:


                                     Three Months Ended         Six Months Ended
                                          June 30,                 June 30,
                                      2004        2003         2004         2003
                                   --------    ---------    ---------    ---------
Specialty Products                 $  7,116    $   6,384    $  14,144    $  12,322
Encapsulated/Nutritional
Products                              6,377        5,761       12,023       11,904
BCP Ingredients                       2,956        2,715        5,926        5,450
                                   --------    ---------    ---------    ---------
Total                             $  16,449    $  14,860    $  32,093    $  29,676


Business Segment Earnings (Loss):


                                     Three Months Ended         Six Months Ended
                                          June 30,                 June 30,
                                      2004        2003         2004         2003
                                   --------    ---------    ---------    ---------
Specialty Products                 $  2,522    $  2,399     $  5,098     $  4,448
Encapsulated/Nutritional
Products                                472         227          556          776
BCP Ingredients                         195         137          463          296
Other                                   (22)        (71)         (49)        (144)
                                   --------    --------     --------     --------
Earnings before income
taxes                              $  3,167    $  2,692     $  6,068     $  5,376


NOTE 7- SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

Cash paid during the six months ended June 30, 2004 and 2003 for income taxes and interest is as follows:


                  Six Months Ended
                       June 30,
                  2004        2003
                --------    --------
Income taxes    $  2,316    $  1,158
Interest        $    113    $    146


NOTE 8 - COMMON STOCK
---------------------

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999, which was subsequently extended. Through June 30, 2004, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which no shares remain in treasury at June 30, 2004. In June 2004, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 343,316 shares repurchased to date under the program, through June 30, 2005.

NOTE 9 - LONG TERM DEBT
-----------------------

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. (as described in Note
11). The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (2.36% and 2.57% at June 30, 2004 and 2003, respectively). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At June 30, 2004, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.11% and 2.32% at June 30, 2004 and 2003, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2005. Management believes that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

NOTE 10 - EMPLOYEE BENEFIT PLANS
--------------------------------

The Company currently provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona facility.

Net periodic benefit cost for the six months ended June 30 was as follows:


                                        2004     2003
                                       -----    -----
Service Cost                           $  16    $  16
Interest Cost                             25       32
Expected return on plan assets             -        -
Amortization of transition obligation      -        -
Amortization of prior service cost        (2)       -
Amortization of (gain) or loss             -        -
                                       -----    -----
Net periodic benefit cost              $  39    $  48


The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

In May 2004, the FASB issued FSP SFAS No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("the Act"). FSP SFAS No. 106-2 superseded FSP SFAS No. 106-1 and provides disclosure and accounting guidance for the federal subsidy that will be given to health care plan sponsors who provide specified levels of postretirement healthcare prescription benefits. As a result and as allowed under FSP SFAS No. 106-2, neither our accumulated plan benefit obligation nor our net periodic postretirement benefit cost includes the impact of the potential subsidy as of June 30, 2004. FSP SFAS No. 106-2 is effective for the first interim period beginning after June 15, 2004. FSP SFAS No 106-2 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 11 - COMMITMENTS & CONTINGENCIES
-------------------------------------

As previously reported, in June, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001, BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation, acquired certain assets of DCV, Inc. and its affiliate, DuCoa L.P. The agreement provided for the payment of up to an additional $2,750 of contingent purchase price based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period ending June 2004, with no more than $1,000 payable for any particular yearly period. Additionally, pursuant to the agreement, a reimbursement of a part of the purchase price could be due the Company for the first year of such calculation. Based upon the results of the calculation for the first one year period ended June 2002, a reimbursement of $30 was received by the Company in 2003. Such reimbursement was recorded as a reduction of the cost of the acquired product lines. No contingent consideration has been earned or paid for the second and third one year periods ended June 2003 and 2004.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities, an interpretation of ARB No.
51." This interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN
46R requires that calendar year-end public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities in the reporting period ended December 31, 2003. The interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ended March 31, 2004. The aforementioned matters had no effect on the Company's consolidated financial statements.

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

                             RESULTS OF OPERATIONS
                             ---------------------

Overview
--------

The Company develops, manufactures and markets specialty performance ingredients and products for the food, feed and medical sterilization industries. The Company's reportable segments are strategic businesses that offer products and services to different markets. The Company presently has three reportable segments, specialty products, encapsulated / nutritional products and BCP Ingredients.

Specialty Products Segment
--------------------------

The specialty products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

Ethylene oxide, at the 100% level, is sold as a chemical sterilant gas, primarily for use in the health care industry and is used to sterilize medical devices. Contract sterilizers, medical device manufacturers and medical gas distributors are the Company's principal customers for this product. Blends of ethylene oxide are sold as fumigants and are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials. In addition, the Company also sells single use canisters with 100% ethylene oxide for use in medical device sterilization. Propylene oxide and methyl chloride are sold principally to customers seeking smaller (as opposed to bulk) quantities.

Management believes that future success in this segment is highly dependent on the Company's ability to maintain its strong reputation for excellent quality, safety and customer service. The Company is also required to maintain its EPA regulatory permit.

Encapsulated / Nutritional Products
-----------------------------------

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

Management believes this segment's key strengths are its proprietary technology and end-product application capabilities. The success of the Company's efforts to increase revenue in this segment is highly dependent on the timing of marketing launches of new products in the U.S. and International food market by the Company's customers and prospects. Increased competition, economic slowness and less than expected market launches and/or acceptance of end-products in both the Domestic and International food markets has, during the past year, resulted in lower volumes sold and lower average selling prices which have had an impact on profit margins. To counter this, the Company, through its proprietary technology and applications expertise, continues to develop new microencapsulation products designed to solve and respond to customer problems and needs. Sales of our Reashure(R) product for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of existing successful university research on the animal health benefits of this product.

BCP Ingredients
---------------

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

The following tables summarize consolidated net sales by segment and business segment earnings (loss) for the three and six months ended June 30, (in thousands):


Business Segment Net Sales:


                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                         2004         2003         2004         2003
                                       ---------    ---------    ---------    ---------
Specialty Products                     $   7,116    $   6,384    $  14,144    $  12,322
Encapsulated/Nutritional
Products                                   6,377        5,761       12,023       11,904
BCP Ingredients                            2,956        2,715        5,926        5,450
                                       ---------    ---------    ---------    ---------
Total                                  $  16,449    $  14,860    $  32,093    $  29,676


Business Segment Earnings (Loss):


                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                         2004         2003         2004         2003
                                       ---------    ----------   ---------    ---------
Specialty Products                     $   2,522     $   2,399   $  5,098     $   4,448
Encapsulated/Nutritional
Products                                     472           227        556           776
BCP Ingredients                              195           137        463           296
Other                                        (22)          (71)       (49)         (144)
                                       ---------    ----------   --------     ---------
Earnings before income
taxes                                  $   3,167     $   2,692   $  6,068     $   5,376



Three months ended June 30, 2004 compared to three months ended June 30, 2003

Net Sales
---------

Net sales for the three months ended June 30, 2004 were $16,449 as compared with $14,860 for the three months ended June 30, 2003, an increase of $1,589 or 10.7%. Net sales for the specialty products segment were $7,116 for the three months ended June 30, 2004 as compared with $6,384 for the three months ended June 30, 2003, an increase of $732 or 11.5%. This increase was due principally to greater sales volumes of ethylene oxide for medical device sterilization and single use ethylene oxide canisters for use in sterilization equipment. Net sales for the encapsulated / nutritional products segment were $6,377 for the three months ended June 30, 2004 as compared with $5,761 for the three months ended June 30, 2003, an increase of $616 or 10.7%, led by volume improvements in the domestic and international food markets as well as increasing dairy industry acceptance of Nitroshure, which we launched in the first quarter of 2004. Net sales of $2,956 were realized for the three months ended June 30, 2004 for the BCP Ingredients (unencapsulated feed supplements) segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products, as compared with $2,715 for the three months ended June 30, 2003, an increase of $241 or 8.9%. This increase was due to increased volumes sold in the dry choline product lines, along with modest price increases in both the liquid and dry choline product lines.

Gross Margin
------------

Gross margin for the three months ended June 30, 2004 increased to $6,023 as compared to $5,488 for the three months ended June 30, 2003. Gross margin percentage for the three months ended June 30, 2004 was 36.6% as compared to 36.9% for the three months ended June 30, 2003. Margins for the specialty products segment fell by one percentage point due principally to unfavorable product mix. Gross margin percentage in the encapsulated / nutritional products segment also declined by one percentage point as margins were unfavorably affected by product mix in the human food and nutrition markets during the most recent second quarter. Margins for BCP Ingredients were favorably affected by increased production volumes of choline chloride and specialty derivative products.

Operating Expenses
------------------

Operating expenses for the three months ended June 30, 2004 increased to $2,834 from $2,725 for the three months ended June 30, 2003, an increase of $109 or 4.0%. Total operating expenses as a percentage of sales were 17.2% for the three months ended June 30, 2004 as compared to 18.3% for the three months ended June 30, 2003. The increase in operating expense for the three months ended June 30, 2004 was principally a result of increased charges for search fees associated with new hires, increased legal fees, continued high medical insurance claims, and higher professional fees including those required to comply with the Sarbanes Oxley Act. These increases were partially offset by a decrease in selling expense, a result of the Company having made several organizational and business model changes affecting the Encapsulated/Nutritional Products segment. Many of these changes were effected late in the fourth quarter of 2003 in an effort to refocus our commercial efforts, reduce operating expenses and improve the overall financial performance of this segment. During the three months ended June 30, 2004 and the three months ended June 30, 2003, the Company spent $447 and $500, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

Earnings From Operations
------------------------

As a result of the foregoing, earnings from operations for the three months ended June 30, 2004 were $3,189 as compared to $2,763 for the three months ended June 30, 2003.

Other Expenses (Income)
-----------------------

Interest expense for the three months ended June 30, 2004 totaled $55 as compared to $72 for the three months ended June 30, 2003, a decrease of $17. This decrease is the result of lower average outstanding borrowings during the period combined with lower average interest rates.

Income Tax Expense
------------------

The Company's effective tax rate for the three months ended June 30, 2004 and 2003 was 37.2%.

Net Earnings
------------

As a result of the foregoing, net earnings were $2,001 for the three months ended June 30, 2004 as compared with $1,691 for the three months ended June 30, 2003.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Net Sales
---------

Net sales for the six months ended June 30, 2004 were $32,093 as compared with $29,676 for the six months ended June 30, 2003, an increase of $2,417 or 8.1%. Net sales for the specialty products segment were $14,144 for the six months ended June 30, 2004 as compared with $12,322 for the six months ended June 30, 2003, an increase of $1,822 or 14.8%. This increase was due principally to greater sales volumes of ethylene oxide for medical device sterilization and single use ethylene oxide canisters for use in sterilization equipment. Net sales for the encapsulated / nutritional products segment were $12,023 for the six months ended June 30, 2004 as compared with $11,904 for the six months ended June 30, 2003, an increase of $119 or 1%, led by volume improvements in the domestic and international food markets as well as increasing dairy industry acceptance of Nitroshure, which we launched in the first quarter of 2004. Sales in this segment were negatively affected by competitive pressures in the human food and nutrition markets which resulted in lower average selling prices. Net sales of $5,926 were realized for the six months ended June 30, 2004 in the BCP Ingredients segment as compared with $5,450 for the six months ended June 30, 2003, an increase of $476 or 8.7%. This increase was due to increased volumes sold in the dry choline product lines, along with some very modest price increases in both the liquid and dry choline product lines.

Gross Margin
------------

Gross margin for the six months ended June 30, 2004 increased to $11,636 as compared to $11,139 for the six months ended June 30, 2003. Gross margin percentage for the six months ended June 30, 2004 was 36.3% as compared to 37.5% for the six months ended June 30, 2003. Gross margin percentage for the specialty products segment were equivalent for the six months ended June 30, 2004 and 2003 respectively. Gross margin percentage in the encapsulated / nutritional products segment declined as margins were unfavorably affected by product mix and competitive pressures in the human food and nutrition markets which resulted in lower average selling prices. This sales decline was favorably offset by increased volumes sold resulting in an overall increase in sales as described above. Margins for BCP Ingredients were favorably affected by increased production volumes of choline chloride and specialty derivative products.

Operating Expenses
------------------

Operating expenses for the six months ended June 30, 2004 declined to $5,519 from $5,619 for the six months ended June 30, 2003, a decrease of $100 or 1.8%. Total operating expenses as a percentage of sales were 17.2% for the six months ended June 30, 2004 as compared to 18.9% for the six months ended June 30, 2003. The increase in operating expense for the six months ended June 30, 2004 was principally a result of increased charges for search fees associated with new hires, increased legal fees, continued high medical insurance claims, and higher professional fees including those required to comply with the Sarbanes Oxley Act. These increases were partially offset by a decrease in selling expense, a result of the Company having made several organizational and business model changes affecting the Encapsulated/Nutritional Products segment. Many of these changes were effected late in the fourth quarter of 2003 in an effort to refocus our commercial efforts, reduce operating expenses and improve the overall financial performance of this segment. During the six months ended June 30, 2004 and the six months ended June 30, 2003, the Company spent $869 and $1,025, respectively, on Company- sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

Earnings From Operations
------------------------

As a result of the foregoing, earnings from operations for the six months ended June 30, 2004 were $6,117 as compared to $5,520 for the six months ended June 30, 2003.

Other Expenses (Income)
-----------------------

Interest expense for the six months ended June 30, 2004 totaled $113 as compared to $146 for the six months ended June 30, 2003, a decrease of $33. This decrease is the result of lower average outstanding borrowings during the period combined with lower average interest rates.

Income Tax Expense
------------------

The Company's effective tax rate for the six months ended June 30, 2004 and 2003 was 37.2%.

Net earnings
------------

As a result of the foregoing, net earnings were $3,817 for the six months ended June 30, 2004 as compared with $3,374 for the six months ended June 30, 2003.

                              FINANCIAL CONDITION
                              -------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


Contractual Obligations
-----------------------

The Company's contractual obligations and commitments principally include obligations associated with its outstanding indebtedness under its Loan Agreement and future minimum noncancelable operating lease obligations. These aggregate commitments are as follows at June 30, 2004:


               Loan       Operating    Total
             Agreement    Leases     Commitment
            ----------  ----------  -----------
2004        $    871    $   304     $  1,175
2005           1,742        473        2,215
2006           1,742        406        2,148
2007           1,742        354        2,096
2008           1,742        324        2,066
Thereafter       871        473        1,344


Balances for 2004 represent commitments for the period July through December, 2004.

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

Cash
----

Cash and cash equivalents increased to $13,563 at June 30, 2004 from $9,239 at December 31, 2003. The $4,324 increase resulted primarily from an increase in net cash provided by operating activities and financing activities of $4,464 and $363, respectively, offset partially by net cash used in investing activities of $503 principally for capital expenditures. Working capital amounted to $23,588 at June 30, 2004 as compared to $17,555 at December 31, 2003, an increase of $6,033.

Operating Activities
--------------------

Cash flows from operating activities provided $4,464 for the six months ended June 30, 2004 as compared to $3,000 for the six months ended June 30, 2003. The increase in cash flows from operating activities was due primarily to an increase in earnings, accounts payable and accrued expenses and increases in depreciation. Increased depreciation expense is the result of 2003 capital expenditures currently being included in the depreciation calculation. The foregoing was partially offset by an increase in prepaid expenses and inventory balances, due to the timing of receipt of certain raw materials and an increase in the balance of choline chloride on hand as the Company prepared for a potential work stoppage at its Verona Missouri plant due to a union contract expiring. The Company did successfully negotiate a new three year agreement with the union without a work stoppage. Increased prepaid expense is principally the result of a temporary change in the timing of payments related to the Company's insurance program.

Investing Activities
--------------------

Capital expenditures were $547 for the six months ended June 30, 2004. The capital expenditure in 2003 of $1,332 includes construction costs associated with the completion of a 10,000 square foot, state-of-the-art canister filling operation at its Green Pond, South Carolina plant site. Capital expenditures are expected to be approximately $1,650 for all of calendar year 2004.

Financing Activities
--------------------

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999, which was subsequently extended. Through June 30, 2004, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which no shares remain in treasury at June 30, 2004. In June 2004, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 343,316 shares repurchased to date under the program, through June 30, 2005. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a Term Loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. (as described in Note
11). The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (2.36% and 2.57% at June 30, 2004 and 2003, respectively). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. At June 30, 2004, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.11% and 2.32% at June 30, 2004 and 2003, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2005. Management believes that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

Proceeds from stock options and warrants exercised totaled $1,631 and $344 for the six months ended June 30, 2004 and 2003, respectively. Dividend payments were $389 and $382 for the six months ended June 30, 2004 and 2003, respectively.

The overall effect of the foregoing was that cash flows provided by financing activities were $363 for the six months ended June 30, 2004 as compared to cash flows used in financing activities of $916 for the six months ended June 30, 2003.

Other Matters Impacting Liquidity
---------------------------------

As previously reported in June, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001, BCP Ingredients, Inc. ("Buyer"), a wholly owned subsidiary of Balchem Corporation, acquired certain assets of DCV, Inc. and its affiliate, DuCoa L.P. The agreement provided for the payment of up to an additional $2,750 of contingent purchase price based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period ending June 2004, with no more than $1,000 payable for any particular yearly period. Additionally, pursuant to the agreement, a reimbursement of a part of the purchase price could be due the Company for the first year of such calculation. Based upon the results of the calculation for the first one year period ended June 2002, a reimbursement of $30 was received by the Company in 2003. Such reimbursement was recorded as a reduction of the cost of the acquired product lines. No contingent consideration has been earned or paid for the second and third one year periods ended June 2003 and 2004.

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona facility. The amount recorded on the Company's balance sheet as of June 30, 2004 for this obligation is $930. The postretirement plan is not funded. Historical cash payments made under such plan approximated $50 per year.


Critical Accounting Policies
----------------------------

There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2003 Annual Report on Form 10-K, during the three and six months ended June 30, 2004.

Related Party Transactions
--------------------------

The Company is not engaged and has not engaged in related party transactions during the three and six months ended June 30, 2004. Transactions of the Company during this period were at arms length.

                         New Accounting Pronouncements


In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R requires that calendar year-end public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities in the reporting period ended December 31, 2003. The interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ended March 31, 2004. The aformentioned matters had no effect on the Company's consolidated financial statements.

In May 2004, the FASB issued FSP SFAS No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("the Act"). FSP SFAS No. 106-2 superseded FSP SFAS No. 106-1 and provides disclosure and accounting guidance for the federal subsidy that will be given to health care plan sponsors who provide specified levels of postretirement healthcare prescription benefits. As a result and as allowed under FSP SFAS No. 106-2, neither our accumulated plan benefit obligation nor our net periodic postretirement benefit cost includes the impact of the potential subsidy as of June 30, 2004. FSP SFAS No. 106-2 is effective for the first interim period beginning after June 15, 2004. FSP SFAS No. 106-2 is not expected to have a material impact on the Company's consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of June 30, 2004, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.25%. A 100 basis point increase in interest rates, applied to the Company's borrowings at June 30, 2004, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $87. The Company's short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

Part II.     Other Information

Item 4.      Submission of Matters to a Vote of Security Holders.

       On June 18, 2004, the Company held its annual meeting of stockholders, at which two Class I directors were elected. The following directors were elected to serve until the annual meeting of stockholders in 2007 and until the election and qualification of their respective successors.:

       Director           For                        Votes Withheld
       --------------     ----------                 --------------
       Dino A. Rossi      3,605,756                  802,755
                          ----------                 --------------
       Elaine R. Wedral   4,146,920                  261,591
                          ----------                 --------------


Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits
             --------

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

             Exhibit 31.2 Certification of Chief Financial Officer pursuant to
                          Rule 13a-14(a).

             Exhibit 32.1 Certification of Chief Executive Officer pursuant to
                          Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

             Exhibit 32.2 Certification of Chief Financial Officer pursuant to
                          Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

       (b)   Reports on Form 8-K
             -------------------

             On April 27, 2004, the Company furnished a Current Report on Form 8-K announcing under Items 12 and 7 its financial results for the quarter ended March 31, 2004.

             On July 27, 2004, the Company furnished a Current Report on Form 8-K announcing under items 12 and 7 its financial results for the quarter ended June 30, 2004.

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


       Date: August 6, 2004