Form 10-K/A
period 2003-12-31
BALCHEM CORP
filed 2004-08-13
CIK 9326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                Amendment No. 1

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

                                Explanatory Note

      Balchem Corporation is filing this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to its Annual Report on Form 10-K for the period ended December 31, 2003, dated March 15, 2004(the "Form 10-K"), to reflect revisions to (i) the Index to Financial Statements and Supplementary Financial Data, (ii) the Report of Independent Registered Public Accounting Firm, (iii) the Exhibit List and
Exhibit Index and (iv) Consent of Independent Registered Public Accounting Firm.

      In accordance with the rules of the Commission, the affected items of the Form 10-K, Item 8 of Part II and Item 15 of Part IV, along with the exhibit index are being amended and restated in their entirety. This Form 10-K/A does not reflect information subsequent to, or events occuring after, the original filing of the Form 10-K, other than the amendments discussed above and reflected below.





..

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Financial Data:             Page

Report of Independent Registered Public Accounting Firm                       28

Consolidated Balance Sheets as of
December 31, 2003 and 2002                                                    29

Consolidated Statements of Earnings for the
years ended December 31, 2003, 2002 and 2001                                  31

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 2003, 2002 and 2001                          32

Consolidated Statements of Cash Flows
for the years ended December 31, 2003, 2002 and 2001                          33

Notes to Consolidated Financial Statements                                    34

Schedule II - Valuation and Qualifying
Accounts for the years ended December 31, 2003, 2002 and 2001                 56

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Balchem Corporation:

We have audited the accompanying consolidated financial statements of Balchem Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles . Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.


/s/ KPMG LLP

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

                                                                        Part III

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

      4.1.1 Amendment to Agreements No. 3, dated as of May 23, 2002, with respect to Loan Agreement dated June 1, 2001 by and between Fleet National Bank and Balchem Corporation and Amendment, dated December 27, 2002, to Loan Agreement dated June 1, 2001 by add between Fleet National Bank and Balchem Corporation (incorporated by reference to exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002).

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

      23.1  Consent of KPMG LLP, Registered Public Accounting Firm.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date: August 13, 2004                     BALCHEM CORPORATION

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

4.1.1 Amendment to Agreements No. 3, dated as of May 23, 2002, with respect to Loan Agreement dated June 1, 2001 by and between Fleet National Bank and Balchem Corporation and Amendment, dated December 27, 2002, to Loan Agreement dated June 1, 2001 by and between Fleet National Bank and Balchem Corporation (incorporated by reference to exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002).

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

23.1          Consent of KPMG LLP, Registered Public Accounting Firm

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