Form 10-Q
period 2004-09-30
BALCHEM CORP
filed 2004-11-09
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934
|X|

For The Quarterly Period Ended September 30, 2004

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

845-326-5600
Registrant’s telephone number, including area code:

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

Yes |X| No |_|

As of November 3, 2004 the registrant had 5,048,809 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1. Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
Unaudited

	September 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$17,330	$9,239
Accounts receivable	7,683	7,233
Inventories	7,120	5,961
Prepaid expenses and other current assets	616	723
Deferred income taxes	398	474

Total current assets	33,147	23,630

Property, plant and equipment, net	24,444	25,636

Excess of cost over net assets acquired	6,368	6,368
Intangibles assets, net	674	1,272

Total assets	$64,633	$56,906

(continued)

2

See accompanying notes to consolidated financial statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets, continued
(Dollars in thousands, except per share data)
Unaudited

	September 30, 2004	December 31, 2003
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,591	$1,254
Accrued expenses	1,309	1,491
Accrued compensation and other benefits	1,331	1,182
Dividends payable	—	389
Income taxes payable	996	17
Current portion of long-term debt	1,742	1,742

Total current liabilities	6,969	6,075

Long-term debt	6,532	7,839
Deferred income taxes	2,335	2,226
Postretirement benefit obligations	945	900
Other long-term obligations	73	85

Total liabilities	16,854	17,125

Stockholders’ equity:
Preferred stock, $25 par value. Authorized 2,000,000
shares; none issued and outstanding	—	—
Common stock, $.0667 par value. Authorized 10,000,000 shares; 5,024,577 shares issued and outstanding at September 30, 2004 and 4,903,238 shares
issued and 4,860,078 shares outstanding at December 31, 2003	335	327
Additional paid-in capital	5,411	3,902
Retained earnings	42,033	36,056
Treasury stock, at cost: 0 shares at September 30, 2004 and 43,160 shares at
December 31, 2003	—	(504)

Total stockholders’ equity	47,779	39,781

Total liabilities and stockholders’ equity	$64,633	$56,906

3

See accompanying notes to consolidated financial statements

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$17,356	$15,791	$49,449	$45,467

Cost of sales	11,137	11,134	31,594	29,671

Gross profit	6,219	4,657	17,855	15,796

Operating expenses:
Selling expenses	1,252	1,633	3,612	4,350
Research and development expenses	383	611	1,252	1,636
General and administrative expenses	1,154	1,016	3,444	2,893

	2,789	3,260	8,308	8,879

Earnings from operations	3,430	1,397	9,547	6,917

Other expenses (income):
Interest (income)	(22)	(1)	(74)	(3)
Interest expense	61	63	174	209
Other, net	—	—	(12)	—

Earnings before income tax expense	3,391	1,335	9,459	6,711

Income tax expense	1,231	468	3,482	2,470

Net earnings	$2,160	$867	$5,977	$4,241

Net earnings per common share - basic	$0.43	$0.18	$1.20	$0.88

Net earnings per common share - diluted	$0.42	$0.17	$1.17	$0.85

4

See accompanying notes to consolidated financial statements

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2004	2003
	Unaudited
Cash flows from operating activities:
Net earnings	$5,977	$4,241

Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	2,607	2,617
Shares issued under employee benefit plans	207	230
Deferred income taxes	185	510
Provision for doubtful accounts	7	40
Loss on sale of equipment	(12)	—
Changes in assets and liabilities:
Accounts receivable	(457)	(92)
Inventories	(1,159)	550
Prepaid expenses and other current assets	107	466
Accounts payable and accrued expenses	304	(2,486)
Income Taxes	979	—
Other long-term obligations	43	13

Net cash provided by operating activities	8,788	6,089

Cash flows from investing activities:
Capital expenditures	(820)	(1,901)
Proceeds from sale of property, plant & equipment	91	41
Cash paid for intangibles assets acquired	(76)	(78)

Net cash used in investing activities	(805)	(1,938)

Cash flows from financing activities:
Principal payments on long-term debt	(1,307)	(1,307)
Proceeds from stock options and warrants exercised	1,814	431
Dividends paid	(389)	(382)
Other financing activities	(10)	—

Net cash provided by (used in) financing activities	108	(1,258)

Increase in cash and cash equivalents	8,091	2,893

Cash and cash equivalents beginning of period	9,239	1,731

Cash and cash equivalents end of period	$17,330	$4,624

5

See accompanying notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 – STOCK OPTION PLAN

At September 30, 2004, the Company has stock based employee compensation plans. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement 123,” which requires the Company to provide pro forma net earnings and pro forma earnings per share disclosures for employee and director stock option grants made as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 has been applied. The following table illustrates the effect on net earnings and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net Earnings
Net earnings, as reported	$2,160	$867	$5,977	$4,241
Deduct: Total stock-based employee
compensation expense determined
under fair value based method, net
of related tax effects	(216)	(198)	(602)	(531)

Net earnings as adjusted	$1,944	$669	$5,375	$3,710

Earnings per share:
Basic EPS as reported	$.43	$.18	$1.20	$.88
Basic EPS as adjusted	$.39	$.14	$1.08	$.77
Diluted EPS as reported	$.42	$.17	$1.17	$.85
Diluted EPS as adjusted	$.37	$.13	$1.05	$.74

The fair value of each stock option granted during the nine months ended September 30, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003

Expected life (years)	6	3
Expected volatility	27%	33%
Expected dividend yield	.32%	.34%
Risk-free interest rate	3.64%	1.9%
Weighted average fair value of options granted	$10.06	$5.47

NOTE 3 – INVENTORIES

Inventories at September 30, 2004 and December 31, 2003 consist of the following:

	September 30,	December 31,
	2004	2003

Raw materials	$2,306	$1,914
Finished goods	4,814	4,047

Total inventories	$7,120	$$5,961

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30,	December 31,
	2004	2003

Land	$290	$290
Building	10,147	10,264
Equipment	28,174	27,781
Construction in Progress	531	123

	39,142	38,458
Less: Accumulated depreciation	14,698	12,822

Net property, plant and equipment	$24,444	$25,636

NOTE 5 – INTANGIBLE ASSETS

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. All of the Company’s goodwill arose from the acquisition of certain assets of DCV, Inc. and its affiliate, DuCoa L.P. by the Company’s wholly owned subsidiary, BCP Ingredients, Inc.

As of December 31, 2003, the Company performed its annual impairment test of its goodwill balance. As of such date the Company’s reporting units’ fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. There have been no indications of impairment since that date. The Company plans to perform its impairment test each December 31 in the future.

As of September 30, 2004 and December 31, 2003 the Company had identifiable intangible assets with a gross carrying value of approximately $7,938 and $7,862, respectively, less accumulated amortization of $7,264 and $6,590, respectively. Intangible assets at September 30, 2004 consist of the following:

	Amortization	Gross
	period	Carrying	Accumulated
	(in years)	Amount	Amortization

Customer lists	10	$6,760	$6,760
Re-registration costs	10	356	356
Patents	17	564	98
Trademarks	17	207	34
Other	5	51	16

		$7,938	$7,264

Amortization of identifiable intangible assets was approximately $674 for the first nine months of 2004. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ended December 31, 2004 is approximately $688, approximately $43 in the second succeeding year, and approximately $43 in each of the third and fourth succeeding years. At December 31, 2003 and September 30, 2004, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. There were no changes to the useful lives of intangible assets subject to amortization during the three and nine months ended September 30, 2004.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Net Earnings	Number of Shares	Per Share
Three months ended September 30, 2004	(Numerator)	(Denominator)	Amount

Basic EPS – Net earnings and weighted average common
shares outstanding	$2,160	5,022,801	$.43

Effect of dilutive securities – stock options		165,256

Diluted EPS – Net earnings and weighted average
common shares outstanding and effect of stock options	$2,160	5,188,057	$.42

	Net Earnings	Number of Shares	Per Share
Three months ended September 30, 2003	(Numerator)	(Denominator)	Amount

Basic EPS – Net earnings and weighted average common
shares outstanding	$867	4,818,004	$.18

Effect of dilutive securities – stock options		201,635

Diluted EPS – Net earnings and weighted average
common shares outstanding and effect of stock options	$867	5,019,639	$.17

Nine months ended September 30, 2004	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount

Basic EPS – Net earnings and weighted average common
shares outstanding	$5,977	4,988,315	$1.20

Effect of dilutive securities – stock options		130,839

Diluted EPS – Net earnings and weighted average
common shares outstanding and effect of stock options	$5,977	5,119,154	$1.17

	Net Earnings	Number of Shares	Per Share
Nine months ended September 30, 2003	(Numerator)	(Denominator)	Amount

Basic EPS – Net earnings and weighted average common
shares outstanding	$4,241	4,804,134	$.88

Effect of dilutive securities– stock options		186,908

Diluted EPS – Net earnings and weighted average
common shares outstanding and effect of stock options	$4,241	4,991,042	$.85

The Company had stock options covering 106,800 and 1,000 shares at September 30, 2004 and 2003, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 7 – SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments, specialty products, encapsulated / nutritional products and BCP Ingredients, its unencapsulated feed supplements segment.

Business Segment Net Sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Specialty Products	$7,171	$6,682	$21,315	$19,004
Encapsulated / Nutritional Products	6,504	6,039	18,527	17,943
BCP Ingredients	3,681	3,070	9,607	8,520

Total	$17,356	$15,791	$49,449	$45,467

Business Segment Earnings (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Specialty Products	$2,697	$2,294	$7,795	$6,743
Encapsulated / Nutritional Products	345	(1,066)	901	(291)
BCP Ingredients	388	169	851	465
Other	(39)	(62)	(88)	(206)

Earnings before income taxes	$3,391	$1,335	$9,459	$6,711

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2004 and 2003 for income taxes and interest is as follows:

	Nine months ended
	September 30,
	2004	2003

Income taxes	$2,365	$2,110
Interest	$174	$209

NOTE 9 – COMMON STOCK

In June 1999, the board of directors authorized the repurchase of shares of the Company’s outstanding common stock over a two-year period commencing July 2, 1999, which was subsequently extended. Through September 30, 2004, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which no shares remain in treasury at September 30, 2004. In June 2004, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 343,316 shares repurchased to date under the program, through June 30, 2005.

NOTE 10 – LONG TERM DEBT

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the “Loan Agreement”) providing for a term loan of $13,500 (the “Term Loan”), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. (as described in Note 12). The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (2.90% and 2.37% at September 30, 2004 and 2003, respectively). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the “Revolving Facility”). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.65% and 2.12% at September 30, 2004 and 2003, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2005. Management believes that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

NOTE 11 — EMPLOYEE BENEFIT PLANS

The Company currently provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona facility.

Net periodic benefit cost for the nine months ended September 30 was as follows:

	2004	2003

Service Cost	$23	$24
Interest Cost	37	47
Expected return on plan assets	—	—
Amortization of transition obligation	—	—
Amortization of prior service cost	(8)	—
Amortization of (gain) or loss	—	1

Net periodic benefit cost	$52	$72

The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

In May 2004, the FASB issued FSP SFAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP SFAS No. 106-2 superseded FSP SFAS No. 106-1 and provides disclosure and accounting guidance for the federal subsidy that will be given to health care plan sponsors who provide specified levels of postretirement healthcare prescription benefits. FSP SFAS No. 106-2 is effective for the first interim period beginning after June 15, 2004. The aforementioned matters had no effect on the Company’s consolidated financial statements.

NOTE 12 – COMMITMENTS & CONTINGENCIES

As previously reported, in June, 2001, pursuant to a certain Asset Purchase Agreement, dated as of May 21, 2001, BCP Ingredients, Inc. (“Buyer”), a wholly owned subsidiary of Balchem Corporation, acquired certain assets of DCV, Inc. and its affiliate, DuCoa L.P. The agreement provided for the payment of up to an additional $2,750 of contingent purchase price based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period ending June 2004, with no more than $1,000 payable for any particular yearly period. Additionally, pursuant to the agreement, a reimbursement of a part of the purchase price could be due the Company for the first year of such calculation. Based upon the results of the calculation for the first one year period ended June 2002, a reimbursement of $30 was received by the Company in 2003. Such reimbursement was recorded as a reduction of the cost of the acquired product lines. No contingent consideration was earned or paid for the second and third one year periods ended June 2003 and 2004.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

        This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s expectation or belief concerning future events that involve risks and uncertainties. The actions and performance of the Company could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

RESULTS OF OPERATIONS

Overview

The Company develops, manufactures and markets specialty performance ingredients and products for the food, feed and medical sterilization industries. The Company’s reportable segments are strategic businesses that offer products and services to different markets. The Company presently has three reportable segments, specialty products, encapsulated / nutritional products and BCP Ingredients.

Specialty Products Segment

The specialty products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

Ethylene oxide, at the 100% level, is sold as a sterilant gas, in returnable cylinders, primarily for use in the health care industry to sterilize medical devices. Contract sterilizers, medical device manufacturers and medical gas distributors are the Company’s principal customers for this product. In addition, the Company also sells 100% ethylene oxide in single use canisters to customers that sell medical device sterilization equipment commonly found in hospitals or doctor offices. Blends of ethylene oxide are sold as fumigants and are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials. Propylene oxide and methyl chloride are sold principally to customers seeking smaller (as opposed to bulk) quantities.

Management believes that future success in this segment is highly dependent on the Company’s ability to maintain its strong reputation for excellent quality, safety and customer service. The Company is also required to maintain its EPA regulatory permit.

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

Management believes this segment’s key strengths are its proprietary technology and end-product application capabilities. The success of the Company’s efforts to increase revenue in this segment is highly dependent on the timing of marketing launches of new products in the U.S. and International food market by the Company’s customers and prospects. Increased competition, economic slowness and less than expected market launches and/or acceptance of end-products in both the Domestic and International food markets has, for the nine months ended September 30, 2004 and 2003, resulted in lower than expected volumes sold and lower average selling prices which have had an impact on profit margins. To counter this, the Company, through its proprietary technology and applications expertise, continues to develop new microencapsulation products designed to solve and respond to customer problems and needs. Sales of our Nitroshure and Reashure® products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of existing successful university research on the animal health benefits of these products.

BCP Ingredients

BCP Ingredients manufactures and supplies choline chloride, an essential nutrient for animal health, to the poultry and swine industries. In addition, certain derivatives of choline chloride are also marketed into industrial applications.

Management believes that success in this commodity-oriented marketplace is highly dependent on the Company’s ability to maintain its strong reputation for excellent quality and customer service. In addition, the Company must continue to increase production efficiencies in order to maintain its low-cost position to effectively compete for market share in a highly competitive marketplace.

The Company sells products for all segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings (loss) for the three and nine months ended September 30, (in thousands):

Business Segment Net Sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Specialty Products	$7,171	$6,682	$21,315	$19,004
Encapsulated / Nutritional Products	6,504	6,039	18,527	17,943
BCP Ingredients	3,681	3,070	9,607	8,520

Total	$17,356	$15,791	$49,449	$45,467

Business Segment Earnings (Loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Specialty Products	$2,697	$2,294	$7,795	$6,743
Encapsulated / Nutritional Products	345	(1,066)	901	(291)
BCP Ingredients	388	169	851	465
Other	(39)	(62)	(88)	(206)

Earnings before income taxes	$3,391	$1,335	$9,459	$6,711

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Net Sales

Net sales for the three months ended September 30, 2004 were $17,356 as compared with $15,791 for the three months ended September 30, 2003, an increase of $1,565 or 9.9%. Net sales for the specialty products segment were $7,171 for the three months ended September 30, 2004 as compared with $6,682 for the three months ended September 30, 2003, an increase of $489 or 7.3%. This increase was due principally to greater sales volumes of ethylene oxide for medical device sterilization and single use ethylene oxide canisters for use in sterilization equipment. Net sales for the encapsulated / nutritional products segment were $6,504 for the three months ended September 30, 2004 as compared with $6,039 for the three months ended September 30, 2003, an increase of $465 or 7.7%. This increase was principally due to improvements in the domestic and international food markets as well as sales of Nitroshure, which was launched in the first quarter of 2004 and is being sold into the animal health industry. Net sales of $3,681 were realized for the three months ended September 30, 2004 for the BCP Ingredients (unencapsulated feed supplements) segment, which markets choline additives into the poultry and swine industries as well as industrial choline derivative products, as compared with $3,070 for the three months ended September 30, 2003, an increase of $611 or 19.9%. This increase was due to increased volumes sold in the aqueous and dry choline product lines, along with modest price increases in both the aqueous and dry choline products.

Gross Margin

Gross margin for the three months ended September 30, 2004 increased to $6,219 as compared to $4,657 for the three months ended September 30, 2003. Gross margin percentage for the three months ended September 30, 2004 was 35.8% as compared to 29.5% for the three months ended September 30, 2003. Margins for the specialty products segment improved by four percentage points due principally to increased sales volume of packaged ethylene oxide and sales of single use ethylene oxide canisters for use in medical device sterilization and lower amortization expense. Gross margin percentage in the encapsulated / nutritional products segment improved by eleven percentage points as margins were favorably affected by increased production, a result of greater sales volume as described above. The lower sales levels experienced in 2003, coupled with a designed reduction in inventory levels in this segment, negatively impacted the Company’s gross margins for the three months ended September 30, 2003 due to the resulting reduced utilization of plant manufacturing capacity. Margins for BCP Ingredients were favorably affected by increased production volumes of choline chloride and specialty derivative products.

Operating Expenses

Operating expenses for the three months ended September 30, 2004 declined to $2,789 from $3,260 for the three months ended September 30, 2003, a decrease of $471 or 14.4%. Total operating expenses as a percentage of sales were 19.5% for the three months ended September 30, 2004 as compared to 20.6% for the three months ended September 30, 2003. This decrease was principally a result of a decrease in selling, marketing and research expenses, a result of the Company having made several organizational and business changes affecting the encapsulated / nutritional products segment. Many of these changes were effected late in the fourth quarter of 2003 in an effort to refocus our commercial efforts, reduce operating expenses and improve the overall financial performance of this segment. These decreases were partially offset by increased charges for search fees associated with new hires, continued high medical insurance claims, and higher professional fees including those required to comply with the Sarbanes-Oxley Act of 2002. During the three months ended September 30, 2004 and the three months ended September 30, 2003, the Company spent $383 and $611, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company’s encapsulated / nutritional products segment for both food and animal health applications.

Earnings From Operations

As a result of the foregoing, earnings from operations for the three months ended September 30, 2004 were $3,430 as compared to $1,397 for the three months ended September 30, 2003.

Other expenses (income)

Interest expense for the three months ended September 30, 2004 totaled $61 as compared to $63 for the three months ended September 30, 2003, a decrease of $2. This decrease is the result of lower average outstanding borrowings during the period combined with slightly higher average interest rates.

Income Tax Expense

The Company’s effective tax rate for the three months ended September 30, 2004 was 36.3% as compared to a 36.8% rate for the three months ended September 30, 2003.

Net earnings

As a result of the foregoing, net earnings were $2,160 for the three months ended September 30, 2004 as compared with $867 for the three months ended September 30, 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Net Sales

Net sales for the nine months ended September 30, 2004 were $49,449 as compared with $45,467 for the nine months ended September 30, 2003, an increase of $3,982 or 8.8%. Net sales for the specialty products segment were $21,315 for the nine months ended September 30, 2004 as compared with $19,004 for the nine months ended September 30, 2003, an increase of $2,311 or 12.2%. This increase was due principally to greater sales volumes of ethylene oxide for medical device sterilization and single use ethylene oxide canisters for use in sterilization equipment. Net sales for the encapsulated / nutritional products segment were $18,527 for the nine months ended September 30, 2004 as compared with $17,943 for the nine months ended September 30, 2003, an increase of $584 or 3%, led by volume improvements in the domestic and international food markets as well as increasing dairy industry acceptance of Nitroshure, which we launched in the first quarter of 2004. Sales in this segment were negatively affected by competitive pressures in the human food and nutrition markets which resulted in lower average selling prices. Net sales of $9,607 were realized for the nine months ended September 30, 2004 in the BCP Ingredients segment as compared with $8,520 for the nine months ended September 30, 2003, an increase of $1,087 or 12.8%. This increase was due to increased volumes sold in the dry choline product lines, along with some very modest price increases in both the aqueous and dry choline product lines.

Gross Margin

Gross margin for the nine months ended September 30, 2004 increased to $17,855 as compared to $15,796 for the nine months ended September 30, 2003. Gross margin percentage for the nine months ended September 30, 2004 was 36.1% as compared to 34.7% for the nine months ended September 30, 2003. Gross margin percentage for the specialty products segment was 51.1% for the nine months ended September 30, 2004 as compared to 49.8% for the nine months ended September 30, 2003. Margins for the specialty products segment improved due principally to increased sales volume of packaged ethylene oxide and sales of single use ethylene oxide canisters for use in medical device sterilization and lower amortization expense. Gross margin percentage in the encapsulated / nutritional products segment was relatively unchanged for the nine months ended September 30, 2004 and 2003 respectively. Margins for BCP Ingredients were favorably affected by increased production volumes of choline chloride and choline derivative products.

Operating Expenses

Operating expenses for the nine months ended September 30, 2004 declined to $8,308 from $8,879 for the nine months ended September 30, 2003, a decrease of $571 or 6.4%. Total operating expenses as a percentage of sales were 16.8% for the nine months ended September 30, 2004 as compared to 19.3% for the nine months ended September 30, 2003. This decrease was principally a result of a decrease in selling, marketing and research expenses, a result of the Company having made several organizational and business changes affecting the encapsulated / nutritional products segment. Many of these changes were effected late in the fourth quarter of 2003 in an effort to refocus our commercial efforts, reduce operating expenses and improve the overall financial performance of this segment. These decreases were partially offset by increased charges for search fees associated with new hires, continued high medical insurance claims, and higher professional fees including those required to comply with the Sarbanes-Oxley Act of 2002. During the nine months ended September 30, 2004 and the nine months ended September 30, 2003, the Company spent $1,252 and $1,636, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company’s encapsulated / nutritional products segment for both food and animal health applications.

Earnings From Operations

As a result of the foregoing, earnings from operations for the nine months ended September 30, 2004 were $9,547 as compared to $6,917 for the nine months ended September 30, 2003.

Other expenses (income)

Interest expense for the nine months ended September 30, 2004 totaled $174 as compared to $209 for the nine months ended September 30, 2003, a decrease of $35. This decrease is the result of lower average outstanding borrowings during the period combined with lower average interest rates.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2004 was 36.9% as compared to a 36.8% rate for the nine months ended September 30, 2003.

Net earnings

As a result of the foregoing, net earnings were $5,977 for the nine months ended September 30, 2004 as compared with $4,241 for the nine months ended September 30, 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The Company’s contractual obligations and commitments principally include obligations associated with its outstanding indebtedness under its Loan Agreement and future minimum noncancelable operating lease obligations. These aggregate commitments are as follows at September 30, 2004:

	Loan	Operating	Total
	Agreement	Leases	Commitment

2004	$436	$119	$555
2005	1,742	473	2,215
2006	1,742	406	2,148
2007	1,742	354	2,096
2008	1,742	324	2,066
Thereafter	871	473	1,344

Balances for 2004 represent commitments for the period October through December, 2004.

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

Cash

Cash and cash equivalents increased to $17,330 at September 30, 2004 from $9,239 at December 31, 2003. The $8,091 increase resulted primarily from an increase in net cash provided by operating activities of $8,788 offset partially by net cash used in investing activities of $805 principally for capital expenditures. Working capital amounted to $26,178 at September 30, 2004 as compared to $17,555 at December 31, 2003, an increase of $8,623.

Operating Activities

Cash flows from operating activities provided $8,788 for the nine months ended September 30, 2004 as compared to $6,089 for the nine months ended September 30, 2003. The increase in cash flows from operating activities was due primarily to an increase in earnings, accounts payable and accrued expenses and income taxes payable. Increases in these balances are largely the result of the timing of receipt of raw materials in addition to the timing of payments made. The foregoing was partially offset by an increase in inventory balances, due to the timing of receipt of certain raw materials.

Investing Activities

Capital expenditures were $820 for the nine months ended September 30, 2004. The capital expenditures in 2003 of $1,901 included construction costs associated with the completion of a 10,000 square foot, state-of-the-art canister filling operation at its Green Pond, South Carolina plant site. Capital expenditures are not expected to exceed approximately $1,200 for all of calendar year 2004.

Financing Activities

In June 1999, the board of directors authorized the repurchase of shares of the Company’s outstanding common stock over a two-year period commencing July 2, 1999, which was subsequently extended. Through September 30, 2004, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which no shares remain in treasury at September 30, 2004. In June 2004, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 343,316 shares repurchased to date under the program, through June 30, 2005. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the “Loan Agreement”) providing for a Term Loan of $13,500 (the “Term Loan”), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. (as described in Note 12). The Term Loan is payable in equal monthly installments of principal beginning October 1, 2001 of approximately $145, together with accrued interest, and has a maturity date of May 31, 2009. Borrowing under the Term Loan bears interest at LIBOR plus 1.25% (2.90% and 2.37% at September 30, 2004 and 2003, respectively). Certain provisions of the term loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the “Revolving Facility”). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00% (2.65% and 2.12% at September 30, 2004 and 2003, respectively). No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 31, 2005. Management believes that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

Proceeds from stock options exercised totaled $1,814 and $431 for the nine months ended September 30, 2004 and 2003, respectively. Dividend payments were $389 and $382 for the nine months ended September 30, 2004 and 2003, respectively.

The overall effect of the foregoing was that cash flows provided by financing activities were $108 for the nine months ended September 30, 2004 as compared to cash flows used in financing activities of $1,258 for the nine months ended September 30, 2003.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona facility. The amount recorded on the Company’s balance sheet as of September 30, 2004 for this obligation is $945. The postretirement plan is not funded. Historical cash payments made under such plan approximated $50 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2003 Annual Report on Form 10-K, during the three and nine months ended September 30, 2004.

Related Party Transactions

The Company is not engaged and has not engaged in related party transactions during the three and nine months ended September 30, 2004. Transactions of the Company during this period were at arms length.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of debt instruments resulting from an adverse movement in interest rates. As of September 30, 2004, the Company’s only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.25%. A 100 basis point increase in interest rates, applied to the Company’s borrowings at September 30, 2004, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $83. The Company’s short-term working capital borrowings have historically borne interest based on the prime rate. The Company believes that its exposure to market risk relating to interest rate risk is not material.

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

Item 4. Controls and Procedures

(a)	Based upon an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, they have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under such Act.

(b)	During the most recent fiscal quarter, there has been no significant changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits

Exhibit 4.1.2	Amendment to Agreements No. 5, dated as of May 29, 2004, with respect to Loan Agreement dated
June 1, 2001, by and between Fleet National Bank and Balchem Corporation.*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter
63 of Title 18 of the United States Code.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter
63 of Title 18 of the United States Code.

* This exhibit was filed as Exhibit 3.2 to the Form 10-Q for the period ended June 30, 2004 and is being re-filed to correct the exhibit’s number.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALCHEM CORPORATION By: /s/ Dino A. Rossi —————————————— Dino A. Rossi, President, Chief Executive Officer

Date: November 8, 2004

Exhibit Index

Exhibit No.	Description

Exhibit 4.1.2	Amendment to Agreements No. 5, dated as of May 29, 2004, with respect to Loan Agreement dated
June 1, 2001, by and between Fleet National Bank and Balchem Corporation.*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter
63 of Title 18 of the United States Code.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter
63 of Title 18 of the United States Code.

* This exhibit was filed as Exhibit 3.2 to the Form 10-Q for the period ended June 30, 2004 and is being re-filed to correct the exhibit’s number.