Form 10-K
period 2004-12-31
BALCHEM CORP
filed 2005-03-16
CIK 9326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-K
                                  -------------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _____ .

                         Commission file number: 1-13648

                                   ----------

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

The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the American Stock Exchange on June 30, 2004 was approximately $136,803,425. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's common stock was 7,649,955 as of March 1, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant's proxy statement for its 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") are incorporated by reference in Part III of this Report.

                                     Part I

Item 1. Business

General:

      Balchem Corporation (including, unless the context otherwise requires, BCP Ingredients, "Balchem", or the "Company"), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, feed and medical sterilization industries. The Company has three segments, specialty products, encapsulated / nutritional products and the unencapsulated feed supplements segment also referred to in this report as BCP Ingredients ("BCP" or "BCP Ingredients"). Products relating to choline animal feed for non-ruminant animals are primarily reported in the unencapsulated feed supplements segment. Human choline nutrient products and encapsulated products are reported in the encapsulated / nutritional products segment.

      References in this Report to the Company mean Balchem and/or its subsidiary as the context requires.

      The Company sells its products through its own sales force, independent distributors and sales agents. Financial information concerning the Company's business and business segments appears in the Consolidated Financial Statements included under Item 8 herein, which information is incorporated herein by reference.

Encapsulated / Nutritional Products
-----------------------------------

      The encapsulated / nutritional products segment predominantly encapsulates performance ingredients for use throughout the food and animal health industries to enhance nutritional fortification, processing, prepared foods and shelf-life improvement. Major end product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends and confections. Human grade choline nutrient products are also marketed through this industry segment for wellness applications. Choline is recognized to play a key role in the structural integrity of cell membranes, processing dietary fat, reproductive development and neural functions, such as memory and muscle function.

      In the animal health industries, Balchem markets REASHURE(TM) Choline, an encapsulated choline product that boosts health and milk production in transition and early lactation cows. Commercial sales are currently derived from the dairy industry where REASHURE(TM) delivers nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels to dairy cows during certain weeks preceding and following calving, commonly referred to as the "transition period" of the animal. Also marketed in animal health is NITROSHURE(TM), an encapsulated urea supplement for lactating dairy cows. It is designed to create a slow-release nitrogen source for the rumen, allowing for greater flexibility in feed rations for dairy nutritionists and producers.

      In 2004, this segment introduced several new products and product applications that are being sold commercially for enhancement of nutritional value, shelf-life and fortification in certain food and animal health markets. The Company also has a research and development pipeline of several new products and product applications for these markets in test production or test marketing status.

Specialty Products
------------------

      The specialty products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

      Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance or appearance of the device being sterilized. The Company's 100% ethylene oxide product is distributed by the Company in, uniquely designed, recyclable double-walled stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Transportation. The Company's inventory of these specially built drums, along with the Company's three filling facilities, represent a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are the Company's principal customers for this product. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials. In addition, the Company also sells single use canisters with 100% ethylene oxide for use in medical device sterilization.

      Due to consolidation of customer businesses in the contract sterilizer industry, the Company has one Specialty Products customer, Sterigenics, which accounted for approximately 11% and 10% of the Company's net sales in 2004 and 2003, respectively. This customer accounted for 10% and 12% of the Company's accounts receivable, net balance at December 31, 2004 and 2003, respectively. The loss of such customer could have a material adverse effect on the Company.

      Two other products, propylene oxide and methyl chloride, are sold principally to customers seeking smaller (as opposed to bulk) quantities whose requirements include timely delivery and safe handling. Propylene oxide is used for fumigation in spice treatment and in various chemical synthesis applications. It is also utilized in manufacturing operations to make paints more durable, and for manufacturing specialty starches and textile coatings. Methyl chloride is used as a raw material in specialty herbicides, fertilizers and pharmaceuticals, as well as in malt and wine preservers.

BCP Ingredients
---------------

      The unencapsulated feed supplements segment is in the business of manufacturing and supplying choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, a vitamin B-complex, plays a vital role in the metabolism of fat and the building and maintaining of cell structures. Choline deficiency can result in, among other symptoms, reduced growth and perosis in poultry, and fatty liver, kidney necrosis and general poor health condition in swine. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications. Choline chloride is manufactured and sold in both an aqueous and dry form and is sold through the Company's own sales force, independent distributors and sales agents.

Raw materials:
--------------

      The raw materials utilized by the Company in the manufacture of its products are generally available from a number of commercial sources. The Company is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems; however, the Company cannot assure that will always be the case.

Patents/Licensing:
------------------

      The Company currently holds a number of patents and uses certain trade-names and trademarks. It also uses know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of its products. Formulae and know-how are of particular importance in the manufacture of a number of the Company's products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is currently material to the Company as a whole and, accordingly, that the expiration or termination thereof would not materially affect its business. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, its technical sales efforts and market conditions, rather than on any patent protection.

      As discussed below under "Environmental Matters" the Company's ability to sell ethylene oxide is dependent upon maintaining registration with the EPA as a medical device sterilant and spice fumigant. In addition, certain of the Company's encapsulated and choline products must meet state licensing requirements prior to sales in certain states and foreign countries.

Seasonality:
------------

      In general, the business of the Company's segments is not seasonal to any material extent.

Backlog:
--------

      At December 31, 2004, the Company had a total backlog of $2,027,000 (including $807,000 for the encapsulated / nutritional products segment, $812,000 for the specialty products segment and $408,000 for BCP Ingredients), as compared to a total backlog of $1,881,000 at December 31, 2003 (including $639,000 for the encapsulated / nutritional products segment, $891,000 for the specialty products segment and $351,000 for the BCP Ingredients segment). It has generally been the Company's policy and practice to maintain an inventory of finished products or component materials for its segments to enable it to ship products within a short time after receipt of a product order.

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

Research & Development:
-----------------------

      During the years ended December 31, 2004, 2003 and 2002, the Company incurred research and development expense of approximately $1.8 million, $2.1 million and $1.9 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the encapsulated / nutritional products segment. During the year ended December 31, 2004, an average of 15 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

      The Company prioritizes its product development activities in an effort to allocate its resources to those product candidates that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and needs, status of its proprietary rights, technical feasibility, expected and known product attributes, and estimated costs to bring the product to market.

Capital Projects:
-----------------

      Capital expenditures were approximately $1.2 million for 2004. The capital expenditures in 2003 of $2.3 million included construction costs associated with the completion of a state-of-the-art canister filling operation at its Green Pond, South Carolina plant site. This automated facility has been designed and constructed to fill single use canisters with ethylene oxide for use in medical device sterilization. Capital expenditures are projected to be approximately $1.7 million for calendar year 2005.

Environmental / Regulatory Matters:
-----------------------------------

      The Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"), as amended, a health and safety statute, requires that certain products within the Company's specialty products segment must be registered with the EPA because they are considered pesticides. In order to obtain a registration, an applicant typically must demonstrate through extensive test data that its product will not cause unreasonable adverse effects on the environment. The Company holds an EPA registration to permit it to sell ethylene oxide as a medical device sterilant and spice fumigant. The Company is in the process of re-registering this product use, complying with FIFRA re-registration requirements of this product and all products that are used as pesticides. The Company, in conjunction with one other company, has conducted the required testing under the direction of the EPA. Testing has concluded and the EPA has stated that, due to a backlog of projects, it cannot anticipate a date for completing the re-registration process for this product at this time. The Company's management continues to believe it will be successful in obtaining re-registration for this product as it has met the EPA's requirements thus far. Additionally, the product is used as a sterilant with certain qualities and no known, equally effective substitute. Management believes absence of availability of this product could not be easily tolerated by various medical device manufacturers and the health care industry due to the resultant infection potential if the product were unavailable. The Company intends to recover the cost of re-registration in the selling price of the sterilant.

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

      The Company's Verona facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources ("MDNR") included removal of dioxin contaminated soil and equipment, capping of areas of residual contamination in four relatively small areas of the site separate from the manufacturing facilities, and the installation of wells to monitor groundwater and surface water contamination for certain organic chemicals. No ground water or surface water treatment was required. The Company believes that remediation of the site is complete. In 1998, the EPA certified the work on the contaminated soils to be complete. In February 2000, after the conclusion of two years of monitoring groundwater and surface water, the former owner submitted a draft third party risk assessment report to the EPA and MDNR recommending no further action. The prior owner is awaiting the response of the EPA and MDNR to the draft risk assessment.

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

      The Company believes it is in compliance in all material respects with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Such compliance includes the maintenance of required permits under air pollution regulations and compliance with requirements of the Occupational Safety and Health Administration. The cost of such compliance has not had a material effect upon the results of operations or financial condition of the Company. The New York State environmental regulatory proceeding referred to in Item 3 below has been substantially completed.

Employees:
----------

      As of March 1, 2005, the Company employed approximately 200 persons. Approximately 50 employees at the Company's Verona, Missouri facility are covered by a collective bargaining agreement which expires in 2007.

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

      Competition. The Company faces competition in its markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than the Company. The Company's competitive position is based principally on performance, quality, customer support, service, breadth of product line, manufacturing or packaging technology and the selling prices of its products. As in most industries, the Company's competitors can be expected to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. There can be no assurance that the Company will have sufficient resources to maintain its current competitive position or market share.

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

      Risks Associated with Foreign Sales. For the year ended December 31, 2004, approximately 8% of the Company's net sales consisted of sales outside the United States, predominately to Europe, Japan and Mexico. Such sales are generally denominated in U.S. Dollars at a specific price per unit. Changes in the relative values of currencies take place from time to time and could in the future adversely affect prices for the Company's products. In addition, international sales are subject to other inherent risks, including possible labor unrest, political instability and export duties, and quotas. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to increase or maintain its international sales.

      Dependence on Key Personnel. The Company's operations are dependent on the continued efforts of its senior executives. The loss of the services of certain executives for an extended period of time could have a material adverse effect on the Company.

Available Information:
----------------------

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

Item 2. Properties

      In February 2002, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space in New Hampton, New York. The office space is serving as the Company's general offices and as laboratory facilities for the Company's encapsulated / nutritional products business.

      Manufacturing facilities owned by the Company for its encapsulated products segment and a blending, drumming and terminal facility for the Company's ethylene oxide business, are presently housed in buildings located in Slate Hill, New York. The Company owns a total of approximately 16 acres of land on two parcels in this community.

      The Company also owns a facility located on an approximately 24 acre parcel of land in Green Pond, South Carolina. The site consists of a drumming facility, a canister filling facility, a maintenance building and an office building. The Company uses this site for processing products in its specialty products segment.

      The Verona, Missouri site, which is located on approximately 100 acres, consists of manufacturing facilities relating to choline animal feed, human choline nutrients, and a drumming facility for the Company's ethylene oxide business, together with buildings utilized for warehousing such products. The facility, while under prior ownership, was designated by the EPA as a Superfund site as noted in the previous discussion under Item 1 "Environmental/Regulatory Matters."

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

      Casey Liesse, et al., v. AGA AB, et al., Circuit Court of Cook County, Illinois, Case No. 02 L 000498, was commenced in 2002 against over 80 defendants, among which is the Company. The action alleges that nineteen individual plaintiffs were exposed to ethylene oxide and other chemicals used for sterilizing or cleaning medical instruments during their employment at a hospital in Harvey, Illinois. As a result of the alleged exposure, the plaintiffs claim they have suffered various physical and psychological injuries. During the time period plaintiffs suffered their alleged injuries, the Company was in the business of repackaging and distributing ethylene oxide, among other products. The Company never sold any product to the hospital but has been joined due to the fact that it distributed ethylene oxide for medical device sterilization to other companies that blend ethylene oxide for sales to the hospital noted. The litigation is currently in the early stages of discovery and various insurance companies have been notified of the claim. As a result, the Company is unable to predict the outcome of this litigation.

      The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these proceedings will not have a material effect on the Company's financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

      (a)   Market Information.

      On December 16, 2004, the Board of Directors of the Company approved a three-for-two split of the Company's common stock to be effected in the form of a stock dividend to shareholders of record on December 30, 2004. Such stock dividend was made on January 20, 2005. Accordingly, the stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock. All references to number of common shares and per share amounts except shares authorized in the accompanying consolidated financial statements were retroactively adjusted to reflect the effect of the stock split.

      The Company's common stock is traded on the American Stock Exchange under the symbol BCP. The high and low closing prices for the common stock as recorded in the American Stock Exchange Market Statistical Reports for 2004 and 2003, for each quarterly period during the past two years, adjusted for the December 2004 three-for-two stock split (effected by means of a stock dividend) were as follows:

================================================================================
Quarterly Period                                         High             Low
--------------------------------------------------------------------------------
Ended March 31, 2004                                   $   17.91       $   15.00
Ended June 30, 2004                                        18.67           16.17
Ended September 30, 2004                                   20.00           17.94
Ended December 31, 2004                                    23.27           19.53
================================================================================

================================================================================
Quarterly Period                                         High             Low
--------------------------------------------------------------------------------
Ended March 31, 2003                                   $   16.87       $   11.30
Ended June 30, 2003                                        15.90           11.40
Ended September 30, 2003                                   17.07           13.57
Ended December 31, 2003                                    15.67           12.50
================================================================================

      (b)   Record Holders.

      As of March 1, 2005, the approximate number of holders of record of the Company's common stock was as follows:

      Title of Class                         Number of Record Holders
      --------------                         ------------------------

      Common Stock, $.06-2/3 par value                  201*

      *An unknown number of stockholders hold stock in street name. The total number of beneficial owners of the Company's common stock is estimated to be approximately 2,335.

      (c)   Dividends.

      The Company declared cash dividends of $0.09 and $0.053 per share on its common stock during its fiscal years ended December 31, 2004 and 2003, respectively (after giving effect to the December 2004 three-for-two stock split).

      For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this annual report on Form 10-K.

Item 6. Selected Financial Data

All dollar amounts are in thousands (other than per share amounts). Earnings per
share  and  dividend   amounts  have  been   adjusted  for  the  December   2004
three-for-two stock split (effected by means of a stock dividend).

                                                   (In thousands, except per share data)
============================================================================================================
Year ended December 31,             2004(1)         2003(1)         2002(1)         2001(1)           2000
------------------------------------------------------------------------------------------------------------
Statement of Operations Data
----------------------------
Net sales                         $   67,406      $   61,875      $   60,197      $   46,142      $   33,198
Earnings before income
     tax expense                      12,715           8,763          11,845           8,369           5,996
Income tax expense                     4,689           3,125           4,429           3,259           2,267
Net earnings                           8,026           5,638           7,416           5,110           3,729
Basic net earnings per
     common share                       1.07             .78            1.04             .73             .53
Diluted net earnings per
     common share                       1.03             .75            1.00             .70             .52
------------------------------------------------------------------------------------------------------------

============================================================================================================
At December 31,                       2004            2003           2002            2001            2000
------------------------------------------------------------------------------------------------------------
Balance Sheet Data
------------------
Total assets                      $   60,405      $   56,906      $   53,298      $   44,477      $   23,222
Long-term debt                            --           7,839           9,581          11,323              --
Other long-term
    obligations                        1,003             985             964             994             137
Total stockholders' equity            50,234          39,781          33,269          25,332          19,580
Dividends per common share        $      .09      $     .053      $     .053      $     .043      $      .04
============================================================================================================

      (1)   The Data includes the operating results, cash flows, assets and liabilities relating to the acquisition of certain assets and product lines of DCV, Inc. and its affiliate DuCoa L.P. from the date of acquisition (June 1, 2001) forward.

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

                              RESULTS OF OPERATIONS
                              ---------------------

      Overview
      --------

      The Company develops, manufactures, distributes and markets specialty performance ingredients and products for the food, feed and medical sterilization industries. The Company's reportable segments are strategic businesses that offer products and services to different markets. The Company presently has three reportable segments, specialty products, encapsulated / nutritional products and BCP Ingredients.

      Specialty Products Segment
      --------------------------

      The specialty products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

      Ethylene oxide, at the 100% level, is sold as a chemical sterilant gas, primarily for use in the health care industry and is used to sterilize medical devices. Contract sterilizers, medical device manufacturers and medical gas distributors are the Company's principal customers for this product. Blends of ethylene oxide are sold as fumigants and are highly effective in killing bacteria, fungi, and insects in spices and other seasoning type materials. In addition, the Company also sells single use canisters with 100% ethylene oxide for use in medical device sterilization. Propylene oxide and methyl chloride are sold principally to customers seeking smaller (as opposed to bulk) quantities.

      Management believes that future success in this segment is highly dependent on the Company's ability to maintain its strong reputation for excellent quality, safety and customer service.

      Encapsulated / Nutritional Products
      -----------------------------------

      The encapsulated / nutritional products segment predominantly encapsulates performance ingredients for use throughout the food and animal health industries to enhance nutritional fortification, prepared food processing, packaging applications and shelf-life improvement. Major end product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends and confections.

      Management believes this segment's key strengths are its proprietary technology and end-product application capabilities. The success of the Company's efforts to increase revenue in this segment is highly dependent on the timing of marketing launches of new products in the U.S. and international food market by the Company's customers and prospects. The Company, through its innovative proprietary technology and applications expertise, continues to develop new microencapsulation products designed to solve and respond to customer problems and needs. Sales of our REASHURE(TM) and NITROSHURE(TM) products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of existing successful university research on the animal health benefits of this product.

      BCP Ingredients
      ---------------

      BCP Ingredients manufactures and supplies choline chloride, an essential nutrient for animal health, to the poultry and swine industries. In addition, certain derivatives of choline chloride are also marketed into industrial applications.

      Management believes that success in this commodity-oriented marketplace is highly dependent on the Company's ability to maintain its strong reputation for excellent product quality and customer service. In addition, the Company must continue to increase production efficiencies in order to maintain its low-cost position to effectively compete for market share in a highly competitive marketplace.

      The Company sells products for all three segments through its own sales force, independent distributors, and sales agents.

      The following tables summarize consolidated net sales by segment and business segment earnings (loss) for the three years ended December 31 (in thousands):

Business Segment Net Sales:
==========================================================================================
                                                    2004           2003           2002
------------------------------------------------------------------------------------------
Specialty Products                               $ 28,767       $ 26,163       $ 22,028
Encapsulated/Nutritional Products                  24,759         24,043         27,990
BCP Ingredients                                    13,880         11,669         10,179
------------------------------------------------------------------------------------------
Total                                            $ 67,406       $ 61,875       $ 60,197
==========================================================================================

Business Segment Earnings (Loss):
==========================================================================================
                                                    2004           2003           2002
------------------------------------------------------------------------------------------
Specialty Products                               $ 10,693       $  9,409       $  7,240
Encapsulated/Nutritional Products                     992           (962)         5,118
BCP Ingredients                                     1,112            568           (173)
Interest expense and other income (expense)           (82)          (252)          (340)
------------------------------------------------------------------------------------------
Earnings before income taxes                     $ 12,715       $  8,763       $ 11,845
==========================================================================================

      Fiscal Year 2004 compared to Fiscal Year 2003

      Net Sales
      ---------

      Net sales for 2004 were $67,406 compared with $61,875 for 2003, an increase of $5,531 or 8.9%. Net sales for the specialty products segment were $28,767 for 2004 compared with $26,163 for 2003, an increase of $2,604 or 10%.
This increase was due principally to greater sales volumes of ethylene oxide for medical device contractor sterilization and single use ethylene oxide canisters for use in sterilization equipment. Net sales for the encapsulated / nutritional products segment were $24,759 for 2004 compared with $24,043 for 2003, an increase of $716 or 3%, led by volume improvements in the domestic food market as well as increasing dairy industry acceptance of NITROSHURE (TM), which we launched in the first quarter of 2004. Sales in this segment were negatively affected by competitive pressures in the human food and nutrition markets which resulted in lower average selling prices as compared to the prior year. Net sales of $13,880 were realized for 2004 in the BCP Ingredients segment compared with $11,669 for 2003, an increase of $2,211 or 18.9%. This increase was due principally to increased volumes sold in the aqueous and dry choline product lines, along with some very modest price increases in both product lines.

      Gross Margin
      ------------

      Gross margin for 2004 increased to $23,806 compared to $21,152 for 2003. Gross margin as a percentage of net sales for 2004 was 35.3% compared to 34.2% for 2003. Although sales volumes and gross margin have increased in 2004 compared to the comparable prior year period, our margins, in all three segments, were unfavorably impacted by rising raw material and energy costs. Gross margin percentage for the specialty products segment was 50.9% for 2004 compared to 50.1% for 2003. Margins for the specialty products segment improved due principally to increased sales volume of packaged ethylene oxide and sales of single use ethylene oxide canisters for use in medical device sterilization and lower amortization expense. Gross margin percentage in the encapsulated / nutritional products segment was 31.0% for 2004 compared to 29.6% for 2003. Margins were favorably impacted by increased sales volume to the domestic food market. Margins in the encapsulated / nutritional products segment in 2003 were unfavorably affected by a designed reduction in inventory levels which negatively impacted the Company's gross margins due to the resulting excess plant manufacturing capacity. As noted above, during 2004, increased competition in both the human food and nutrition markets resulted in lower average selling prices which partially offset improvements in profit margins for this segment during 2004. Margins for BCP Ingredients were favorably affected by increased production volumes of choline chloride and choline derivative products in addition to the modest price increases noted above.

      Operating Expenses
      ------------------

      Operating expenses for 2004 declined to $11,009 from $12,137 for 2003, a decrease of $1,128 or 9.3%. Total operating expenses as a percentage of sales were 16.3% for 2004 compared to 19.6% for 2003. This decrease was principally a result of a decrease in selling, marketing and research expenses, a result of the Company having made several organizational and business changes affecting the encapsulated / nutritional products segment. Many of these changes were effected late in the fourth quarter of 2003 in an effort to refocus our commercial efforts, reduce operating expenses and improve the overall financial performance of this segment. These decreases were partially offset by increased charges for search fees associated with new hires and higher professional fees including those required to comply with the Sarbanes-Oxley Act of 2002. During 2004 and 2003, the Company spent $1,752 and $2,083, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal health applications.

      Earnings From Operations
      ------------------------

      As a result of the foregoing, earnings from operations for 2004 were $12,797 compared to $9,015 for 2003, reflecting a 42.0% increase year over year.

      Other expenses (income)
      -----------------------

      Interest expense for 2004 totaled $219 compared to $272 for 2003, a decrease of $53. This decrease is the result of lower average outstanding borrowings during the period. Interest income for 2004 totaled $125 compared to $20 for 2003. This increase is the result of higher average cash balances during the period.

      Income Tax Expense
      ------------------

      The Company's effective tax rate in 2004 was 36.9% compared to a 35.7% rate for 2003.

      Net earnings
      ------------

      As a result of the foregoing, net earnings were $8,026 for 2004 compared with $5,638 for 2003, reflecting a 42.4% increase year over year..

      Fiscal Year 2003 compared to Fiscal Year 2002

      Net Sales
      ---------

      Net sales for 2003 were $61,875 compared with $60,197 for 2002, an increase of $1,678 or 2.8%. Net sales for the specialty products segment were $26,163 for 2003 compared with $22,028 for 2002, an increase of $4,135 or 18.8%.
This increase was due principally to greater sales volumes (11.8% over the prior comparable period) of ethylene oxide for medical device sterilization and single use ethylene oxide canisters (new business for 2003) for sterilization use in medical facilities. Propylene oxide volume also increased in 2003 by 20.3%. Net sales for the encapsulated / nutritional products segment were $24,043 for 2003 compared with $27,990 for 2002, a decrease of $3,947 or 14.1%. Of particular significance, the prior year comparable period included substantial sales, approximately $2,200, to a single domestic food customer in support of a new product launch. While this customer's end consumer product continues to be in distribution, the Company did not realize any sales to this customer in 2003 due to slower than expected market acceptance of the new end-product. The remaining decrease was largely a result of unfavorable product mix and a volume decline in sales to the domestic food market. The Company experienced conservative customer purchasing patterns and delayed new product launches by customers in the United States. Net sales of $11,669 were realized for 2003 in the BCP Ingredients (unencapsulated feed supplements) segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products, compared with $10,179 for 2002, an increase of $1,490 or 14.6%. The increase was primarily a result of increased volumes sold (14.4% over the prior comparable period) in the choline chloride and specialty derivative markets.

      Gross Margin
      ------------

      Gross margin percentage for 2003 was 34.2% compared to 38.7% for 2002. Margins for the specialty products segment were favorably affected by increased production volumes of the Company's products utilizing ethylene oxide. Margins in the encapsulated / nutritional products segment were unfavorably affected by the decline in sales volume as described above. These lower sales levels, coupled with a designed reduction in inventory levels in this segment, negatively impacted the Company's gross margins due to the resulting excess plant manufacturing capacity. In addition, increased competition in both the Domestic and International food markets during the fourth quarter resulted in lower volumes sold and lower average selling prices which contributed to the erosion in profit margins for this segment. Margins for BCP Ingredients were favorably affected by increased production volumes of choline chloride and specialty derivative products. The decision to reduce inventory levels while maintaining prior levels of plant manufacturing capacity in the encapsulated / nutritional products segment, generated unfavorable manufacturing variances. However, such decision contributed greatly toward an improved cash balance at December 31, 2003. Increases in employee medical claims under our self-insurance program, as well as increases in the Company's plant and other insurance premiums due to unfavorable insurance marketplace conditions, had a negative impact on margins for all segments.

      Operating Expenses
      ------------------

      Operating expenses for 2003 increased to $12,137 from $11,125 for 2002, an increase of $1,012 or 9.1%. Total operating expenses as a percentage of sales were 19.6% for 2003 compared to 18.5% for 2002. Increases in general insurance and medical costs as described above, and advertising costs for the encapsulated / nutritional products segment, were largely responsible for the increase in operating expenses. In addition, operating expenses for 2003 include a charge of approximately $400, resulting from the Company making organizational changes in the encapsulated/nutritional products segment. These personnel changes were effected late in the fourth quarter of 2003 in an effort to refocus our commercial efforts, reduce operating expenses and improve the overall financial performance of the encapsulated / nutritional products segment. During 2003 and 2002, the Company spent $2,083 and $1,907, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

      Earnings From Operations
      ------------------------

      As a result of the foregoing, earnings from operations for 2003 were $9,015 compared to $12,185 for 2002. Earnings from operations for the specialty products segment for 2003 were $9,409 compared to $7,240 for 2002. Loss from operations for the encapsulated / nutritional products segment for 2003 was $962 compared to earnings of $5,118 for 2002. Earnings from the unencapsulated feed supplements segment for 2003 were $568 compared to a loss of $173 for 2002.

      Other expenses (income)
      -----------------------

      Interest expense for 2003 totaled $272 compared to $389 for 2002, a decrease of $117. This decrease is the result of lower average outstanding borrowings during the period combined with lower average interest rates.

      Income Tax Expense
      ------------------

      The Company's effective tax rate for 2003 was 35.7% compared to 37.4% in 2002 primarily due to a favorable shift in the mix of taxable income to lower state tax rate jurisdictions.

      Net earnings
      ------------

      As a result of the foregoing, net earnings were $5,638 for 2003 compared with $7,416 for 2002.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

      Contractual Obligations
      -----------------------

      The Company's contractual obligations and commitments principally include obligations associated with future minimum noncancelable operating lease obligations (including the headquarters office space entered into in 2002). These aggregate commitments are as follows:

==============================================
        Year
----------------------------------------------
2005                                      492
2006                                      425
2007                                      372
2008                                      324
2009                                      422
Thereafter                                 51
----------------------------------------------
Total minimum lease
payments                              $ 2,086
==============================================

      The Company knows of no current or pending demands on or commitments for its liquid assets that will materially affect its liquidity.

      The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing acquisition candidates. While at the present time it has no agreements or understandings to enter into any such transactions, the Company could seek bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

      Cash
      ----

      Cash and cash equivalents increased to $12,734 at December 31, 2004 from $9,239 at December 31, 2003. The $3,495 increase resulted primarily from an increase in net cash provided by operating activities of $12,145 offset partially by net cash used in investing activities of $1,229 and cash used in financing activities of $7,421. Working capital amounted to $23,505 at December 31, 2004 as compared to $17,555 at December 31, 2003, an increase of $5,950.

      Operating Activities
      --------------------

      Cash flows from operating activities provided $12,145 for 2004 as compared with $11,153 for 2003. The increase in cash flows from operating activities was due primarily to increases in net income, customer deposits, accounts payable, accrued expenses, and deferred income taxes. The foregoing was partially offset by an increase in accounts receivable, inventory, and prepaid expense and a decrease in amortization expense. The increase in prepaid expense is primarily the result of the timing of payments related to the Company's insurance program.

      Investing Activities
      --------------------

      Capital expenditures were approximately $1,200 for 2004. The capital expenditures in 2003 of $2,270 included construction costs associated with the completion of the canister filling operation at its Green Pond, South Carolina plant site. This automated facility has been designed and constructed to fill single use canisters with ethylene oxide for use in medical device sterilization. Capital expenditures are projected to be approximately $1,700 for calendar year 2005. The overall effect of the foregoing was that cash flows used in investing activities were $1,229 in 2004 and $2,314 in 2003.

      Financing Activities
      --------------------

      In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. In June 2004, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares through June 30, 2005. As of December 31, 2004, 514,974 shares had been repurchased under the program at a total cost of $3,179 of which all shares have been issued by the Company under employee benefit plans and for the exercise of stock options. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

      There was no debt outstanding at December 31, 2004. On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P, as described in Note 4 to the consolidated financial statements. During the quarter ended December 31, 2004, the Company pre-paid $7,839, the remaining balance of its term loan. Borrowings at December 31, 2003 included borrowings under the term loan bearing interest at LIBOR plus 1.25% (2.42% at December 31, 2003). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings, and impose certain other requirements as contained in the agreement. At December, 2004 and 2003, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility expires on May 30, 2005. Management believes that such facility will be renewed in the normal course of business.

      Proceeds from stock options and warrants exercised totaled $2,563 and $807 in 2004 and 2003, respectively. Dividend payments were $389 and $382 in 2004 and 2003, respectively.

      The overall effect of the foregoing was that cash flows used in financing activities were $7,421 in 2004 and $1,331 in 2003.

      Other Matters Impacting Liquidity
      ---------------------------------

      The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The amount recorded on the Company's balance sheet as of December 31, 2004 for this obligation is $934. The postretirement plan is not funded. Historical cash payments made under such plan approximated $50 per year.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare. There was no impact of the subsidy on the postretirement benefit obligation and net periodic cost in 2004 as Medicare eligible retirees are not covered under the Company's plan.

      Critical Accounting Policies
      ----------------------------

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

      Revenue Recognition
      -------------------

      Revenue is recognized upon product shipment, passage of title and risk of loss and when collection is reasonably assured. The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities.

      Inventories
      -----------

      Inventories are valued at the lower of cost (first in, first out or average) or market value and have been reduced by an allowance for excess and obsolete inventories. Inventory reserves are generally recorded when the inventory for a product exceeds twelve months of demand for that product and/or when individual products have been in inventory for greater than six months.

      Long-Lived Assets
      -----------------

      Long-lived assets, such as property, plant, and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows.

      Goodwill, which is not subject to amortization, is tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. If an indicator of impairment exists, the Company determines the amount of impairment based on a comparison of the implied fair values of its goodwill to its carrying value.

      Accounts Receivable
      -------------------

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

      Postemployment Benefits
      -----------------------

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

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare. There was no impact of the subsidy on the postretirement benefit obligation and net periodic cost in 2004 as Medicare eligible retirees are not covered under the Company's plan.

      Intangible Assets with Finite Lives
      -----------------------------------

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

      Income Taxes
      ------------

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

      The Company regularly reviews its deferred tax assets for recoverability and would establish a valuation allowance if it believed that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in its operations and the expected timing of the reversals of existing temporary differences.

      Related Party Transactions:

      During 2004, the Company was not engaged in related party transactions and all transactions of the Company were at arms length.

      New Accounting Pronouncements:

      In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment". SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

      In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Cash and cash equivalents are invested primarily in money market accounts. Accordingly, we believe we have limited exposure to market risk for changes in interest rates. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. Foreign sales are generally billed in U.S. dollars. The Company believes that its business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.

Item 8. Financial Statements and Supplementary Data

      Index to Financial Statements and Supplementary Financial Data:       Page

      Reports of Independent Registered Public Accounting Firms               21

      Consolidated Balance Sheets as of
      December 31, 2004 and 2003                                              24

      Consolidated Statements of Earnings for the
      years ended December 31, 2004, 2003 and 2002                            25

      Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 2004, 2003 and 2002                    26

      Consolidated Statements of Cash Flows
      for the years ended December 31, 2004, 2003 and 2002                    27

      Notes to Consolidated Financial Statements                              28

      Report of Independent Registered Public Accounting Firm                 43

      Schedule II - Valuation and Qualifying
      Accounts for the years ended December 31, 2004, 2003 and 2002           44

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Balchem Corporation
New Hampton, New York

We have audited the consolidated balance sheet of Balchem Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States), the effectiveness of Balchem Corporation and subsidiaries' internal control over financial reporting as of December 31, 2004, based on "criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)" and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of Balchem Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of Balchem Corporation's internal control over financial reporting.

/s/McGladrey & Pullen, LLP
New York, New York
March 14, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Balchem Corporation
New Hampton, New York

      We have audited management's assessment, included in the accompanying "Management's Report On Internal Control Over Financial Reporting", that Balchem Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on "criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Balchem Corporation's
management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that Balchem Corporation maintained effective internal control over financial reporting as of December
31, 2004, is fairly stated, in all material respects, based on "criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Also in our opinion, Balchem Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on " criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Balchem Corporation and subsidiaries as of December 31, 2004 and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended and our report dated March 14, 2005 expressed an unqualified opinion.

/s/McGladrey & Pullen, LLP
New York, New York
March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Balchem Corporation:

      We have audited the accompanying consolidated balance sheet of Balchem Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II-Valuation and Qualifying Accounts," for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the two year period ended December 31, 2003, when considered in relation to the basic consolidated financial statements for such years taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

/s/ KPMG LLP

Short Hills, New Jersey
February 6, 2004

                               BALCHEM CORPORATION
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003
             (Dollars in thousands, except share and per share data)

                                          Assets                                             2004            2003
                                          ------                                          ----------      ----------
Current assets:
      Cash and cash equivalents                                                           $   12,734      $    9,239
      Accounts receivable, net of allowance for doubtful accounts of $82 and $86 at
             December 31, 2004 and 2003, respectively                                          7,996           7,233
      Inventories                                                                              6,319           5,961
      Prepaid income taxes                                                                       315              --
      Prepaid expenses                                                                         1,527             723
      Deferred income taxes                                                                      321             474
                                                                                          ----------      ----------
                Total current assets                                                          29,212          23,630

 Property, plant and equipment, net                                                           24,188          25,636

 Goodwill                                                                                      6,368           6,368
 Intangible assets with finite lives, net                                                        637           1,272

                                                                                          ----------      ----------
                       Total assets                                                       $   60,405      $   56,906
                                                                                          ==========      ==========

                           Liabilities and Stockholders' Equity
                           ------------------------------------
Current liabilities:
       Trade accounts payable                                                             $    1,466      $    1,254
       Accrued expenses                                                                        1,212           1,508
       Accrued compensation and other benefits                                                 1,492           1,182
       Customer deposits                                                                         852              --
       Dividends payable                                                                         685             389
       Current portion of  long-term debt                                                         --           1,742
                                                                                          ----------      ----------
                Total current liabilities                                                      5,707           6,075

 Long-term debt                                                                                   --           7,839
 Deferred income taxes                                                                         3,461           2,226
 Other long-term obligations                                                                   1,003             985
                                                                                          ----------      ----------
                       Total liabilities                                                      10,171          17,125
                                                                                          ----------      ----------

Commitments and contingencies (note 11)

Stockholders' equity:
   Preferred stock, $25 par value. Authorized 2,000,000
       shares; none issued and outstanding                                                        --              --
   Common stock, $.0667 par value. Authorized 10,000,000 shares; 7,621,158 shares issued and outstanding at December 31, 2004 and
       7,354,857 shares issued and 7,290,117 shares outstanding at December 31, 2003             508             491
   Additional paid-in capital                                                                  6,329           3,738
   Retained earnings                                                                          43,397          36,056
   Treasury stock, at cost: 0 and 64,740 shares at December 31, 2004
       and 2003, respectively                                                                     --            (504)
                                                                                          ----------      ----------
       Total stockholders' equity                                                             50,234          39,781
                                                                                          ----------      ----------

                                                                                          ----------      ----------
                       Total liabilities and stockholders' equity                         $   60,405      $   56,906
                                                                                          ==========      ==========

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                       Consolidated Statements of Earnings
                  Years Ended December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

                                                   2004              2003             2002
                                               -----------       -----------       -----------
Net sales                                      $    67,406       $    61,875       $    60,197

Cost of sales                                       43,600            40,723            36,887
                                               -----------       -----------       -----------

Gross margin                                        23,806            21,152            23,310

Operating expenses:
      Selling expenses                               4,815             5,718             5,426
      Research and development expenses              1,752             2,083             1,907
      General and administrative expenses            4,442             4,336             3,792
                                               -----------       -----------       -----------
                                                    11,009            12,137            11,125

                                               -----------       -----------       -----------
Earnings from operations                            12,797             9,015            12,185

Other expenses (income):

      Interest income                                 (125)              (20)              (42)
      Interest expense                                 219               272               389
      Other, net                                       (12)               --                (7)

                                               -----------       -----------       -----------
Earnings before income tax expense                  12,715             8,763            11,845

      Income tax expense                             4,689             3,125             4,429
                                               -----------       -----------       -----------

Net earnings                                   $     8,026       $     5,638       $     7,416
                                               ===========       ===========       ===========

Basic net earnings per common share            $      1.07       $      0.78       $      1.04
                                               ===========       ===========       ===========

Diluted net earnings per common share          $      1.03       $      0.75       $      1.00
                                               ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2004, 2003 and 2002
             (Dollars in thousands, except share and per share data)

                                                                            Additional                                     Total
                                                            Common Stock      Paid-in   Retained     Treasury Stock    Stockholders'
                                                         Shares     Amount    Capital   Earnings   Shares     Amount       Equity
                                                       ---------   -------  ----------  --------  --------    -------  -------------
Balance - December 31, 2001                            7,354,857   $   491   $   3,223  $ 23,773 $(306,108)   $ (2,155)  $   25,332

Net earnings                                                  --        --          --     7,416        --         --        7,416
Dividends ($.053 per share)                                   --        --          --      (382)       --         --         (382)
Shares issued under employee benefit
   plans                                                      --        --         136        --    16,299        105          241
Shares issued under stock option plans and
     an income tax benefit of $147                            --        --          23        --    98,478        639          662
                                                       ---------   -------   ---------  --------  --------    -------    ---------

Balance - December 31, 2002                            7,354,857       491       3,382    30,807  (191,331)    (1,411)      33,269


Net earnings                                                  --        --          --     5,638        --         --        5,638
Dividends ($.053 per share)                                   --        --          --      (389)       --         --         (389)
Shares issued under employee benefit
   plans                                                      --        --         138        --    19,403        135          273
Shares issued under stock option plans and
     an income tax benefit of $183                            --        --         218        --   107,188        772          990
                                                       ---------   -------   ---------  --------  --------    -------    ---------

Balance - December 31, 2003                            7,354,857       491       3,738    36,056   (64,740)      (504)      39,781

Net earnings                                                  --        --          --     8,026        --         --        8,026
Dividends ($.09 per share)                                    --        --                  (685)       --         --         (685)

Shares issued under employee benefit plans and other      14,060         1         255        --        --         --          256
Shares issued under stock option plans and
     an income tax benefit of $293                       252,241        16       2,336        --    64,740        504        2,856
                                                       ---------   -------   ---------  --------  --------    -------    ---------

Balance - December 31, 2004                            7,621,158   $   508   $   6,329  $ 43,397  $     --    $    --    $  50,234
                                                       =========   =======   =========  ========  ========    =======    =========

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

                                                                             2004            2003            2002
                                                                          ----------      ----------      ----------
Cash flows from operating activities:
   Net earnings                                                           $    8,026      $    5,638      $    7,416

   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization                                            3,271           3,525           2,917
      Shares issued under employee benefit plans                                 256             273             241
      Deferred income tax expense                                              1,388             598           1,017
      (Recovery of) provision for doubtful accounts                               (4)             36              70
      Income tax benefit from stock options exercised                            293             183             147
      Disposition of intangible assets                                            53              --
      Gain on sale of assets                                                     (12)             --              --
          Changes in assets and liabilities
             Accounts receivable                                                (759)           (110)            (99)
             Inventories                                                        (358)          1,277          (1,663)
             Prepaid expenses                                                   (804)            582            (300)
             Accounts payable and accrued expenses                               226          (1,859)          1,373
             Income taxes                                                       (315)            975            (975)
             Customer deposits                                                   852              --              --
             Other long-term obligations                                          32              35             (30)
                                                                          ----------      ----------      ----------
                  Net cash provided by operating activities                   12,145          11,153          10,114
                                                                          ----------      ----------      ----------

Cash  flows from investing activities:
      Capital expenditures                                                    (1,215)         (2,270)        (10,020)
      Proceeds from sale of property, plant and equipment                         91              41             239
      Cash paid for intangibles assets acquired                                 (105)            (85)           (170)
                                                                          ----------      ----------      ----------
                  Net cash used in investing activities                       (1,229)         (2,314)         (9,951)
                                                                          ----------      ----------      ----------

Cash flows from financing activities:
      Principal payments on long-term debt                                    (9,581)         (1,742)         (1,742)
      Proceeds from stock options and warrants exercised                       2,563             807             515
      Dividends paid                                                            (389)           (382)           (305)
      Other financing activities                                                 (14)            (14)            (20)
                                                                          ----------      ----------      ----------
                  Net cash used in financing activities                       (7,421)         (1,331)         (1,552)
                                                                          ----------      ----------      ----------

Increase (decrease) in cash and cash equivalents                               3,495           7,508          (1,389)

Cash and cash equivalents beginning of year                                    9,239           1,731           3,120
                                                                          ----------      ----------      ----------
Cash and cash equivalents end of year                                     $   12,734      $    9,239      $    1,731
                                                                          ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1- BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------------

Business Description
--------------------

Balchem Corporation (including, unless the context otherwise requires, BCP Ingredients, Inc., "Balchem", or the "Company"), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients for the food, feed and medical sterilization industries.

Principles of Consolidation
---------------------------

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

Revenue Recognition
-------------------

Revenue is recognized upon product shipment, passage of title and risk of loss and when collection is reasonably assured. The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In addition, the Company follows the provisions of the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, " Revenue Recognition," which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.

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

Business Concentrations
-----------------------

A Specialty Products customer accounted for 11%, 10% and 9% of the Company's consolidated net sales for 2004, 2003 and 2002, respectively. This customer accounted for 10% and 12% of the Company's accounts receivable balance at December 31, 2004 and 2003, respectively. Approximately 8%, 8% and 9% of the Company's net sales for 2004, 2003 and 2002, respectively, consisted of sales outside the United States, predominately to Europe, Japan, and Mexico.

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customers' financial condition and credit histories. The majority of the Company's customers are major national or international corporations.

Goodwill and Acquired Intangible Assets
---------------------------------------

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

As required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations consisted of three reporting units and determined each reporting units' fair value and compared it to the reporting unit's net book value. Since the fair value of each reporting unit exceeded its carrying amount, there was no indication of impairment and no further transitional impairment testing was required. As of December 31, 2004 and 2003, the Company also performed an impairment test of its goodwill balance. As of such dates the Company's reporting units' fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company plans to perform its impairment test each December 31.

The Company had unamortized goodwill in the amount of $6,368 at both December 31, 2004 and December 31, 2003 subject to the provisions of SFAS Nos. 141 and
142. Unamortized goodwill is allocated to the Company's reportable segments as follows:

==============================================================
                                          2004         2003
--------------------------------------------------------------
Specialty Products                     $  5,089      $  5,089
Encapsulated/Nutritional Products         1,279         1,279
BCP Ingredients                              --            --
--------------------------------------------------------------
Total                                  $  6,368      $  6,368
==============================================================

The following intangible assets are stated at cost and are amortized on a straight-line basis over the following estimated useful lives:

=================================================
                                  Amortization
                                     period
                                   (in years)
Customer lists                                 10
Re-registration costs                          10
Patents                                        17
Trademarks                                     17
=================================================

Income Taxes
------------

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews its deferred tax assets for recoverability and would establish a valuation allowance if it believed that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in its operations and the expected timing of the reversals of existing temporary differences.

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

Fair Value of Financial Instruments
-----------------------------------

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2004 and 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company's financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. As amounts outstanding under the Company's credit agreements bear interest approximating current market rates, their carrying amounts approximate fair value.

Research and Development
------------------------

Research and development costs are expensed as incurred.

Stock Option Plan
-----------------

The Company has stock based employee compensation plans, which are described more fully in Note 8. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement 123," which require the Company to provide pro forma net earnings and pro forma earnings per share disclosures for employee and director stock option grants made as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 has been applied. The following table illustrates the effect on net earnings and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

====================================================================================================
                                                                   Year Ended December 31
                                                                   ----------------------
                                                            2004           2003            2002
                                                          (In thousands, except per share amounts)
----------------------------------------------------------------------------------------------------
Net Earnings
         Net earnings, as reported                       $   8,026       $   5,638       $   7,416

         Deduct: Total stock-based employee
         compensation expense determined under fair
         value based method, net of related tax
         effects                                              (722)           (731)           (452)
                                                         -------------------------------------------
Net earnings (pro-forma)                                 $   7,304       $   4,907       $   6,964
                                                         ===========================================

Earnings per share:
         Basic EPS as reported                           $    1.07       $     .78       $    1.04
         Basic EPS (pro-forma)                           $     .97       $     .68       $     .98
         Diluted EPS as reported                         $    1.03       $     .75       $    1.00
         Diluted EPS (pro-forma)                         $     .94       $     .65       $     .94
====================================================================================================

Impairment of Long-lived Assets
-------------------------------

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

New Accounting Pronouncements
-----------------------------

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment". SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The

Company is currently evaluating the impact from this standard on its results of operations and financial position.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

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

NOTE 2-INVENTORIES
------------------

Inventories at December 31, 2004 and 2003 consist of the following:

=================================================
                            2004           2003
-------------------------------------------------
Raw materials            $   2,305      $   1,914
Finished goods               4,014          4,047
-------------------------------------------------
  Total inventories      $   6,319      $   5,961
=================================================

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary. The reserve for obsolete or slow moving inventory was $31 and $76 at December 31, 2004 and 2003, respectively.

NOTE 3- PROPERTY, PLANT AND EQUIPMENT
-------------------------------------

Property, plant and equipment at December 31, 2004 and 2003 are summarized as follows:

===========================================================================
                                                   2004            2003
---------------------------------------------------------------------------
Land                                          $       290     $        290
Building                                           10,241           10,264
Equipment                                          28,619           27,781
Construction in Progress                              387              123
---------------------------------------------------------------------------
                                                   39,537           38,458
Less: Accumulated depreciation                     15,349           12,822
---------------------------------------------------------------------------
   Property, plant and equipment, net         $    24,188     $     25,636
===========================================================================

Depreciation expense was $2,584, $2,445 and $1,833 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4 - PRIOR YEAR ACQUISITION
-------------------------------

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

The purchase price, including acquisition costs, was approximately $15,290, of which approximately $14,259 was paid in cash, with the balance reflecting the assumption by the Buyer of certain liabilities. The Buyer also assumed certain obligations of DuCoa for retiree medical benefits under the collective bargaining agreement covering various employees at the Verona facility. The acquisition was financed with a $13,500 term loan and approximately $759 in existing cash. The Asset Purchase Agreement also called for the payment of up to an additional $2,750 based upon the sales of specified product lines achieving certain gross margin levels (in excess of specified thresholds) over the three year period following the closing, with no more than $1,000 payable for any particular yearly period. Additionally, pursuant to the agreement, a reimbursement of a part of the purchase price could be due the Company for the first year of such calculation. Based upon the results of the calculation for the first period ended June 2002, a reimbursement of $30 was received by the Company in 2003. Such reimbursement was recorded as a reduction of the cost of the acquired product lines. No contingent consideration was earned or paid for the second and third periods ended June 2003 and 2004.

The allocation of the purchase price of the acquisition has been assigned to the net assets acquired as follows:

============================================================
                                       Fair Value Recorded
                                       -------------------
                                     in Purchase Accounting
                                     ----------------------
Property, plant and equipment               $  9,518
Retiree medical obligation                      (821)
Other receivable                                  31
Goodwill                                       6,562
------------------------------------------------------------
Total purchase price                        $ 15,290
Current liabilities assumed                   (1,031)
------------------------------------------------------------
Total cash paid                             $ 14,259
============================================================

The above acquisition has been accounted for using the purchase method of accounting and, the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The consolidated financial statements include the results of operations of the acquired product lines from the date of purchase.

NOTE 5- INTANGIBLE ASSETS WITH FINITE LIVES
-------------------------------------------

As of December 31, 2004 and 2003 the Company had identifiable intangible assets as follows:

===================================================================================================================
                                                     2004                               2003
                               Amortization         Gross             2004             Gross             2003
                                  Period           Carrying      Accumulated          Carrying      Accumulated
                                (In years)          Amount       Amortization          Amount       Amortization
-------------------------------------------------------------------------------------------------------------------
Customer lists                            10          $ 6,760           $ 6,760          $ 6,760           $ 6,124
Re-registration costs                     10              356               356              356               347
Patents                                   17              538               105              487                81
Trademarks                                17              207                37              205                25
Other                                      5               54                20               54                13
-------------------------------------------------------------------------------------------------------------------
                                                      $ 7,915           $ 7,278          $ 7,862           $ 6,590
===================================================================================================================

Amortization of identifiable intangible assets was approximately $688 and $1,080 for 2004 and 2003, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $50 per annum for 2005 through 2009. At December 31, 2004 and 2003, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in Intangible assets, net in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization in 2004 and 2003.

In 1994, the Company purchased certain tangible and intangible assets for one of its packaged specialty products for $1,500 in cash and the Company was required to pay additional contingent amounts to compensate the seller for the purchase of the seller's customer list in accordance with a formula based on profits derived from sales of the specialty packaged ingredient. In 1998, the Company elected to exercise the early payment option under the agreement and made a final payment of $3,700 to the seller in settlement of its remaining purchase price obligation under the terms of the agreement. Amounts allocated to the customer list were being amortized over its remaining estimated useful life on a straight-line basis concluding in August 2004 and are included in cost of sales. Amortization expense included in cost of sales related to this customer list was $636 in 2004 and $997 in 2003 and 2002.

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

NOTE 6 - LONG-TERM DEBT & CREDIT AGREEMENTS
-------------------------------------------

There was no debt outstanding at December 31, 2004. On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the aforementioned acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P, as described in Note 4 to the consolidated financial statements. During the quarter ended December 31, 2004, the Company pre-paid $7,839, the remaining balance of its term loan. Borrowings at December 31, 2003 included borrowings under the term loan bearing interest at LIBOR plus 1.25% (2.42% at December 31, 2003). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings, and impose certain other requirements as contained in the agreement. At December, 2004 and 2003, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of December 31, 2004 and 2003. The Revolving Facility was extended and now expires on May 30, 2005. Management believes that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

NOTE 7 - INCOME TAXES
---------------------

Income tax expense consists of the following:

=============================================================================
                                          2004          2003           2002
-----------------------------------------------------------------------------
Current:
     Federal                            $  2,849      $  2,111      $  2,874
     State                                   453           416           538
Deferred:
     Federal                               1,244           557           895
     State                                   143            41           122
-----------------------------------------------------------------------------
Total income tax provision              $  4,689      $  3,125      $  4,429
=============================================================================

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

================================================================================
                                              2004          2003          2002
--------------------------------------------------------------------------------
Income tax at Federal
     statutory rate                         $ 4,450       $ 3,067       $ 4,027

State income taxes, net of
     Federal income tax benefit                 379           297           435
Other                                          (140)         (239)          (33)
--------------------------------------------------------------------------------
Total income tax provision                  $ 4,689       $ 3,125       $ 4,429
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

================================================================================
                                                            2004           2003
--------------------------------------------------------------------------------
Deferred tax assets:
     Customer list amortization                           $    551      $    720
     Inventories                                               203           292
     Deferred compensation                                      25            93
     Non-employee stock options                                100           100
     Other                                                     274           178
--------------------------------------------------------------------------------
          Total deferred tax assets                          1,153         1,383
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                            3,788         3,135
     Prepaid expense                                           505            --
--------------------------------------------------------------------------------
          Total deferred tax liabilities                     4,293         3,135
--------------------------------------------------------------------------------
           Net deferred tax liability                     $  3,140      $  1,752
================================================================================

There is no valuation allowance for deferred tax assets at December 31, 2004 and 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset realizable, however, could change if management's estimate of future taxable income should change.

NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

On December 16, 2004, the Board of Directors of the Company approved a three-for-two split of the Company's common stock to be distributed in the form of a stock dividend to shareholders of record on December 30, 2004. Such distribution was made on January 20, 2005. Accordingly, the stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock. All references to number of common shares and per share amounts except shares authorized in the accompanying consolidated financial statements were retroactively adjusted to reflect the effect of the stock split.

In June 1999, the board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999, which was subsequently extended. Through December 31, 2004, the Company has repurchased 343,316 shares at an average cost of $9.26 per share of which no shares remain in treasury at December 31, 2004. In June 2004, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 343,316 shares repurchased to date under the program, through June 30, 2005.

In June 1999, the Company adopted the Balchem Corporation 1999 Stock Plan (the "1999 Stock Plan") for officers, directors, directors emeritus and employees of and consultants to the Company and its subsidiaries. The 1999 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the plan, options and rights to purchase shares of the Company's common stock are granted at prices established at the time of grant. Option grants generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant for employees and are fully exercisable on the date of grant for directors. Other option grants are either fully exercisable on the date of grant or become exercisable thereafter in such installments as the Committee may specify. The 1999 Stock Plan reserves an aggregate of 900,000 shares of common stock for issuance under the Plan. In April 2003, the Board of Directors of the Company adopted and stockholders subsequently approved, the Amended and Restated 1999 Stock Plan which amended the 1999 Stock Plan by: (i) increasing the number of shares of Common Stock reserved for issuance under the 1999 Stock Plan by 900,000 shares, to a total of 1,800,000 shares of Common Stock; and (ii) confirming the right of the Company to grant awards of Common Stock ("Awards") in addition to the other Stock Rights available under the 1999 Stock Plan, and providing certain language changes relating thereto. The 1999 Stock Plan replaced the Company's incentive stock option plan (the "ISO Plan") and its non-qualified stock option plan (the "Non-Qualified Plan"), both of which expired on June 24, 1999. Unexercised options granted under the ISO Plan and the Non-Qualified Plan prior to such termination remain exercisable in accordance with their terms. Options granted under the ISO Plan generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant, and expire ten years from the date of grant. Options granted under the Non-Qualified Plan, generally vested on the date of grant, and expire ten years from the date of grant.

A summary of stock option plan activity for 2004, 2003, and 2002 for all plans is as follows:

================================================================================
                                                    # of      Weighted Average
              2004                                 Shares      Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year                   900,920        $  10.68
Granted                                            224,998           18.90
Exercised                                         (316,981)           8.09
Terminated or expired                              (19,091)          15.31
--------------------------------------------------------------------------------
Outstanding at end of year                         789,846        $  13.96
--------------------------------------------------------------------------------
Exercisable at end of year                         454,806        $  11.27
================================================================================

================================================================================
                                                    # of      Weighted Average
              2003                                 Shares      Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year                   877,011        $   9.75
Granted                                            187,440           14.51
Exercised                                         (107,191)           7.54
Terminated or expired                              (56,340)          14.84
Outstanding at end of year                         900,920        $  10.68
--------------------------------------------------------------------------------
Exercisable at end of year                         599,750        $   8.77
================================================================================

================================================================================
                                                    # of      Weighted Average
               2002                                Shares      Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year                   816,567        $   8.11
Granted                                            162,225           15.24
Exercised                                          (98,481)           5.22
Terminated or expired                               (3,300)           9.88
--------------------------------------------------------------------------------
Outstanding at end of year                         877,011        $   9.75
--------------------------------------------------------------------------------
Exercisable at end of year                         521,646        $   7.23
================================================================================

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

================================================================================
                                                 2004         2003       2002
--------------------------------------------------------------------------------
Expected life (years)                                5           5          5
Expected volatility                                 27%         33%        32%
Expected dividend yield                            .40%        .40%       .40%
Risk-free interest rate                            3.7%        3.0%       3.7%
Weighted average fair value of options
granted during the year                          $6.08        $5.39      $6.31
================================================================================

If the fair-value method to measure compensation cost for all of the above mentioned plans and awards had been used, the compensation cost, which is required to be charged against income would have been $722 in 2004, $731 in 2003 and $452 in 2002. See Note 1 for the pro forma presentation.

Information related to stock options outstanding under all plans at December 31, 2004 is as follows:

=====================================================================================================
                                                 Options Outstanding          Options Exercisable
                                           ----------------------------    ------------------------
                                               Weighted        Weighted                    Weighted
                                                Average         Average                     Average
  Range of Exercise           Shares           Remaining       Exercise       Number       Exercise
       Prices              Outstanding     Contractual Life      Price     Exercisable       Price
-----------------------------------------------------------------------------------------------------
  $ 3.78 - $10.07            182,058            3.9 years      $    6.82      182,058      $    6.82
   11.67 -  14.23            166,257            6.9 years          13.39      163,047          13.40
   15.17 -  23.13            441,531            9.0 years          17.11      109,701          15.47
-----------------------------------------------------------------------------------------------------
                             789,846            7.4 years      $   13.96      454,806      $   11.27
=====================================================================================================

NOTE 9 - NET EARNINGS PER COMMON SHARE
--------------------------------------

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per common share:

========================================================================================================
                                                           Earnings     Number of Shares     Per Share
                     2004                                (Numerator)     (Denominator)         Amount
--------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average
common shares outstanding                                  $  8,026        7,509,621           $1.07

Effect of dilutive securities - stock options                                253,944
                                                                           ---------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options      $  8,026        7,763,565           $1.03
========================================================================================================

========================================================================================================
                                                            Earnings    Number of Shares     Per Share
                     2003                                 (Numerator)     (Denominator)        Amount
--------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average
common shares outstanding                                  $   5,638        7,223,826           $.78

Effect of dilutive securities - stock options                                 272,903
                                                                            ---------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options      $   5,638        7,496,729           $.75
========================================================================================================

========================================================================================================
                                                            Earnings    Number of Shares     Per Share
                     2002                                 (Numerator)     (Denominator)        Amount
--------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average
common shares outstanding                                  $   7,416        7,126,176          $1.04

Effect of dilutive securities - stock options                                 306,446
                                                                            ---------
Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options      $   7,416        7,432,622          $1.00
========================================================================================================

The Company had 1,200, 166,150 and 94,950 stock options outstanding at December 31, 2004, 2003 and 2002, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 - EMPLOYEE BENEFIT PLANS
--------------------------------

The Company sponsors a 401(k) savings plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company's common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $301 and $257 in 2004, $307 and $273 in 2003 and $241 and $320 in 2002, respectively.

The Company also currently provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The Company uses a December 31 measurement date for its postretirement medical plan.

The actuarial recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:
================================================================================
                                                            2004          2003
--------------------------------------------------------------------------------
Benefit obligation at beginning of year                   $  1,082      $   976
         Service Cost with Interest to End of Year              31           32
         Interest Cost                                          49           62
================================================================================

================================================================================
         Participant contributions                              20           23
         Plan amendments                                      (221)          --
         Benefits Paid                                         (55)         (77)
         Actuarial (gain) or loss                              (39)          66
--------------------------------------------------------------------------------
Benefit obligation at end of year                         $    867      $ 1,082
================================================================================

Change in plan assets:
================================================================================
                                                              2004         2003
--------------------------------------------------------------------------------
Fair value of plan assets at beginning of year            $     --      $    --
         Employer contributions                                 35           54
         Participant contributions                              20           23
         Benefits Paid                                         (55)         (77)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year                  $     --      $    --
================================================================================

Amounts recognized in consolidated balance sheet:
================================================================================
                                                         2004            2003
--------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation         $    (867)      $  (1,082)
Fair Value of Plan Assets                                    --              --
Funded Status                                              (867)         (1,082)
Unrecognized Prior Service Cost                            (210)             --
Unrecognized Net (Gain)/Loss                                143             182
--------------------------------------------------------------------------------
Accrued Postretirement Benefit Cost
(included in other long-term obligations)             $     934       $     900
================================================================================

Components of net periodic benefit cost:
================================================================================
                                                         2004            2003
--------------------------------------------------------------------------------
Service Cost                                          $      31       $      32
Interest Cost                                                50              62
Amortization of prior service cost                          (11)             --
Amortization of (gain) or loss                               --               1
--------------------------------------------------------------------------------
Benefit obligation at end of year                     $      70       $      95
================================================================================

Estimated future employer contributions and benefit payments are as follows:

===========================================
       Year
------------------------------------------
2005                               $    51
2006                                    53
2007                                    54
2008                                    53
2009                                    61
Years 2010-2014                        250
===========================================

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 12 percent in 2004 declining to 5 percent in 2012 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2004 by $105 and the net periodic postretirement benefit cost for 2004 by $11. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2004 by $90 and the net periodic postretirement benefit cost for 2004 by $10. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.00% in 2004 and 6.25% in 2003.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare. There was no impact of the subsidy on the postretirement benefit obligation and net periodic cost in 2004 as Medicare eligible retirees are not covered under the Company's plan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

In February 2002, the Company entered into a ten (10) year lease which is cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company's general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under noncancelable operating leases, which expire at various times through 2011. Rent expense charged to operations under such lease agreements for 2004, 2003 and 2002 aggregated approximately $566, $564 and $382, respectively. Aggregate future minimum rental payments required under noncancelable operating leases at December 31, 2004 are as follows:

===================================================
               Year
---------------------------------------------------
2005                                          492
2006                                          425
2007                                          372
2008                                          324
2009                                          422
Thereafter                                     51
---------------------------------------------------
Total minimum lease payments              $ 2,086
===================================================

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company's site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation ("NYDEC") and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site. The cost for this clean-up and the related reports was approximately $164. Clean-up was completed in 1996, but NYDEC required the Company to monitor the site through 1999. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has recently been less than $5 per year.

The Company's Verona facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources ("MDNR") included removal of dioxin contaminated soil and equipment, capping of areas of residual contamination in four relatively small areas of the site separate from the manufacturing facilities, and the installation of wells to monitor groundwater and surface water contamination by organic chemicals. No ground water or surface water treatment was required. The Company believes that remediation of the site is complete. In 1998, the EPA certified the work on the contaminated soils to be complete. In February 2000, after the conclusion of two years of monitoring groundwater and surface water, the former owner submitted a draft third party risk assessment report to the EPA and MDNR recommending no further action. The prior owner is awaiting the response of the EPA and MDNR to the draft risk assessment.

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

Business Segment Net Sales:
========================================================================================
                                                   2004           2003           2002
----------------------------------------------------------------------------------------
Specialty Products                               $ 28,767       $ 26,163       $ 22,028
Encapsulated/Nutritional Products                  24,759         24,043         27,990
BCP Ingredients                                    13,880         11,669         10,179
----------------------------------------------------------------------------------------
Total                                            $ 67,406       $ 61,875       $ 60,197
========================================================================================

Business Segment Earnings (Loss):
========================================================================================
                                                   2004           2003           2002
----------------------------------------------------------------------------------------
Specialty Products                               $ 10,693       $  9,409       $  7,240
Encapsulated/Nutritional Products                     992           (962)         5,118
BCP Ingredients                                     1,112            568           (173)
Interest expense and other income (expense)           (82)          (252)          (340)
----------------------------------------------------------------------------------------
Earnings before income taxes                     $ 12,715       $  8,763       $ 11,845
========================================================================================

Depreciation/Amortization:
========================================================================================
                                                   2004           2003           2002
----------------------------------------------------------------------------------------
Specialty Products                               $  1,668       $  1,991       $  1,689
Encapsulated/Nutritional Products                   1,155          1,102            800
BCP Ingredients                                       448            431            428
----------------------------------------------------------------------------------------
Total                                            $  3,271       $  3,525       $  2,917
========================================================================================

Business Segment Assets:
========================================================================================
                                                   2004           2003           2002
----------------------------------------------------------------------------------------
Specialty Products                               $ 18,456       $ 19,376       $ 19,083
Encapsulated/Nutritional Products                  15,594         16,321         18,038
BCP Ingredients                                    11,424         10,732         11,556
Other Unallocated                                  14,931         10,477          4,621
----------------------------------------------------------------------------------------
Total                                            $ 60,405       $ 56,906       $ 53,298
========================================================================================

Other unallocated assets consist of cash, prepaid expenses, deferred income taxes and other deferred charges, which the Company does not allocate to its individual business segments.

Capital Expenditures:
================================================================================
                                               2004          2003          2002
--------------------------------------------------------------------------------
Specialty Products                           $   224       $ 1,090       $ 5,273
Encapsulated/Nutritional Products                470           661         4,705
BCP Ingredients                                  521           519            42
--------------------------------------------------------------------------------
Total                                        $ 1,215       $ 2,270       $10,020
================================================================================

Geographic Revenue Information:
================================================================================
                                               2004          2003          2002
--------------------------------------------------------------------------------
United States                                $61,869       $56,727       $54,663
Foreign Countries                              5,537         5,148         5,534
--------------------------------------------------------------------------------
Total                                        $67,406       $61,875       $60,197
================================================================================

The Company has no foreign-based operations. Therefore, all long-lived assets are in the United States and revenue from foreign countries is based on customer ship-to address.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Cash paid during the year for:

====================================================================
                                  2004          2003          2002
--------------------------------------------------------------------
Income taxes                     $3,421        $2,110        $4,386
Interest                         $  219        $  272        $  389
====================================================================

Non-cash financing activities:
====================================================================
                                   2004          2003          2002
--------------------------------------------------------------------
Dividends payable                $  685        $  389        $  382
====================================================================

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
------------------------------------------------------

(In thousands, except per share data)

==============================================================================================================================
                                                  2004                                             2003
------------------------------------------------------------------------------------------------------------------------------
                            First        Second       Third       Fourth        First       Second        Third       Fourth
                           Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
------------------------------------------------------------------------------------------------------------------------------
Net sales                  $15,644      $16,449      $17,356      $17,957      $14,816      $14,860      $15,791      $16,408
Gross profit                 5,613        6,023        6,219        5,951        5,651        5,488        4,657        5,356
Earnings before
     income taxes            2,901        3,167        3,391        3,256        2,684        2,692        1,335        2,052
Net earnings                 1,816        2,001        2,160        2,049        1,683        1,691          867        1,397
Basic net earnings
     per common share      $   .24      $   .27      $   .29      $   .27      $   .23      $   .23      $   .12      $   .19
Diluted net earnings
     per common share      $   .24      $   .26      $   .28      $   .26      $   .23      $   .23      $   .11      $   .19
==============================================================================================================================

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Balchem Corporation
New Hampton, NY

Our audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule Valuation and Qualifying Accounts for the year ended December 31, 2004, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/McGladrey & Pullen, LLP
New York, NY
March 14, 2005

                               BALCHEM CORPORATION
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2004, 2003 and 2002
                                 (In thousands)

                                                                     Schedule II

                                                                        Additions
                                                                --------------------------
                                             Balance at         Charges to      Charges to
                                            Beginning of        Costs and         Other                      Balance at
Description                                     Year             Expenses        Accounts    Deductions     End of Year
-----------                                 ------------        ----------      -----------  ----------     -----------
Year ended December 31, 2004
  Allowance for doubtful accounts:           $      86                 --            --      $    (4)(a)     $      82
   Inventory obsolescence reserve                   76                 --            --          (45)(a)            31

Year ended December 31, 2003
   Allowance for doubtful accounts:          $      90          $      36            --      $   (40)(a)     $      86
   Inventory obsolescence reserve                  192                 --            --         (116)(a)            76

Year ended December 31, 2002
   Allowance for doubtful accounts:          $      50          $      70            --      $   (30)(a)     $      90
   Inventory obsolescence reserve                   82                152            --          (42)(a)           192

(a)   represents write-offs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      KPMG LLP ("KPMG") resigned as the Company's principal accountants, effective August 18, 2004. KPMG's audit reports on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty or audit scope. Their report did refer to a change in accounting for goodwill and intangible assets effective January 1, 2002.

      During the Company's two most recent fiscal years ended December 31, 2002 and 2003, and the subsequent interim period from January 1, 2004 through August 18, 2004, the date of KPMG's resignation, (i) there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its report, and (ii) there were no "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A Controls and Procedures

      Disclosure Controls and Procedures - The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

      Management of Balchem Corporation., together with its consolidated subsidiaries (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

      As of December 31, 2004, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004 was effective.

      Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

      There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

(a)   Directors of the Company.

      The  required  information  is to be  set  forth  in the  Company's  Proxy
Statement for the 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(b)   Executive Officers of the Company.

      The required information is to be set forth in the 2005 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(c)   Section 16(a) Beneficial Ownership Reporting Compliance.

      The required information is to be set forth in the 2005 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

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

Item 11. Executive Compensation.

      The information required by this Item is to be set forth in the 2005 Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers,"   which
information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this Item is to be set forth in the 2005 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and of Management" and the caption "Equity Compensation Plan Information," all of which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The  information  required  by this  Item is set  forth in the 2005  Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers,"   which
information is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

      The information required by this Item is set forth in the 2005 Proxy Statement under the caption "Independent Auditor Fees," which information is hereby incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules.

(a)   Financial Statements :

                                                                     Form 10-K
                                                                     Page Number

      Reports of Independent Registered Public Accounting Firms             21

      Consolidated Balance Sheets as of
      December 31, 2004 and 2003                                            24

      Consolidated Statements of Earnings for the
      years ended December 31, 2004, 2003 and 2002                          25

      Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 2004, 2003 and 2002                  26

      Consolidated Statements of Cash Flows
      for the years ended December 31, 2004, 2003 and 2002                  27

      Notes to Consolidated Financial Statements                            28

      Report of Independent Registered Public Accounting Firm               43

(b)   Financial Statement Schedules

      Schedule II - Valuation and Qualifying
      Accounts for the years ended December 31, 2004, 2003 and 2002         44

(c)   Exhibits

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

      3.1 Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K")).

      3.2 Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated February 23, 2005).

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

      10.1 Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement")).*

      10.2 Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35912, dated October 25, 1996, and to the 1998 Proxy Statement).*

      10.3 Balchem Corporation Amended and Restated 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 2003).*

      10.4 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's
            Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

      10.5 Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi ((incorporated by reference to Exhibit
            10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K")). *

      10.6 Agreements dated as of April 1, 1993, January 1, 1995 and April 25, 1997, as amended, between the Company and Dr. Charles McClelland (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 10-K).*

      10.7 Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

      14 Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the 2003 10-K).

      21. Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the 2001 10-K).

      23.1 Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

      23.2  Consent of KPMG LLP, Independent Registered Public Accounting Firm.

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

      Date: March 15, 2005                BALCHEM CORPORATION


                                          By:/s/ Dino A. Rossi
                                          --------------------------------------
                                          Dino A. Rossi, President,
                                          Chief Executive Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          /s/ Dino A. Rossi
                                          --------------------------------------
                                          Dino A. Rossi, President,
                                          Chief Executive Officer, and Director
                                          (Principal Executive Officer)
                                          Date: March 15, 2005


                                          /s/ Francis J. Fitzpatrick
                                          --------------------------------------
                                          Francis J. Fitzpatrick,
                                          Chief Financial Officer
                                          (Principal Financial and Principal
                                          Accounting Officer)
                                          Date: March 15, 2005


                                          /s/ Hoyt Ammidon, Jr.
                                          --------------------------------------
                                          Hoyt Ammidon, Jr., Director
                                          Date: March 15, 2005


                                          /s/ Francis X. McDermott
                                          --------------------------------------
                                          Francis X. McDermott, Director
                                          Date: March 15, 2005


                                          /s/ Edward McMillan
                                          --------------------------------------
                                          Edward McMillan, Director
                                          Date: March 15, 2005


                                          /s/ Kenneth P. Mitchell
                                          --------------------------------------
                                          Kenneth P. Mitchell, Director
                                          Date: March 15, 2005


                                          /s/ Dr. Elaine Wedral
                                          --------------------------------------
                                          Dr. Elaine Wedral, Director
                                          Date: March 15, 2005

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

      3.1 Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K")).

      3.2 Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated February 23, 2005).

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

      10.4 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the
                  Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

      10.5 Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi ((incorporated by reference to
                  Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K")). *

      10.6 Agreements dated as of April 1, 1993, January 1, 1995 and April 25, 1997, as amended, between the Company and Dr. Charles McClelland (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 10-K).*

      10.7        Lease  dated as of  February  8,  2002  between  Sunrise  Park
                  Realty,   Inc.  and  Balchem   Corporation   (incorporated  by
                  reference to Exhibit 10.7 to the 2001 10-K).

      14 Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the 2003 10-K).

      21. Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the 2001 10-K).

      23.1 Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

      23.2        Consent of KPMG LLP, Independent Registered Public  Accounting
                  Firm.

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