Form 10-Q
period 2005-03-31
BALCHEM CORP
filed 2005-05-10
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

    |X|       Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For The Quarterly Period Ended March 31, 2005

                                       or

              Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

Maryland                                        13-2578432
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number)

P.O. Box 600 New Hampton, New York              10958
----------------------------------------        ----------
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

               Yes |X|                                     No |_|

As of May 5, 2005 the registrant had 7,698,174 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1. Financial Statements

                              BALCHEM CORPORATION
                     Condensed Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)
                                   Unaudited

                                                                             March 31,  December 31,
                                     Assets                                    2005         2004
                                     ------                                  ---------  ------------
Current assets:
    Cash and cash equivalents                                                 $16,058     $12,734
    Accounts receivable                                                         9,377       7,996
    Inventories                                                                 6,162       6,319
    Prepaid income taxes                                                           --         315
    Prepaid expenses                                                            1,040       1,527
    Deferred income taxes                                                         343         321
                                                                              -------     -------
       Total current assets                                                    32,980      29,212

Property, plant and equipment, net                                             23,908      24,188

Goodwill                                                                        6,368       6,368
Intangible assets with finite lives, net                                          642         637
                                                                              -------     -------
          Total assets                                                        $63,898     $60,405
                                                                              =======     =======

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
    Trade accounts payable                                                    $ 1,942     $ 1,466
    Accrued expenses                                                              947       1,212
    Accrued compensation and other benefits                                       939       1,492
    Customer deposits                                                             649         852
    Dividends payable                                                              --         685
    Income tax payable                                                          1,038          --
                                                                              -------     -------
       Total current liabilities                                                5,515       5,707

Deferred income taxes                                                           3,601       3,461
Other long-term obligations                                                     1,015       1,003
                                                                              -------     -------
          Total liabilities                                                    10,131      10,171
                                                                              -------     -------

Stockholders' equity:
    Preferred stock, $25 par value. Authorized 2,000,000
      shares; none issued and outstanding                                          --          --
    Common stock, $.0667 par value. Authorized 10,000,000 shares; 7,697,312 shares issued and outstanding at March 31, 2005 and 7,621,158 shares
      issued and outstanding at December 31, 2004                                 513         508
    Additional paid-in capital                                                  7,289       6,329
    Retained earnings                                                          45,965      43,397
                                                                              -------     -------
    Total stockholders' equity                                                 53,767      50,234
                                                                              -------     -------

                                                                              -------     -------
          Total liabilities and stockholders' equity                          $63,898     $60,405
                                                                              =======     =======

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                         2005            2004
                                                       --------        --------

Net sales                                              $ 19,340        $ 15,644

Cost of sales                                            12,158          10,031
                                                       --------        --------

Gross profit                                              7,182           5,613

Operating expenses:
      Selling expenses                                    1,229           1,182
      Research and development expenses                     485             422
      General and administrative expenses                 1,437           1,081
                                                       --------        --------
                                                          3,151           2,685

                                                       --------        --------
Earnings from operations                                  4,031           2,928

Other expenses (income):
      Interest (income)                                     (40)            (12)
      Interest expense                                        2              39
                                                       --------        --------

Earnings before income tax expense                        4,069           2,901

      Income tax expense                                  1,501           1,085
                                                       --------        --------

Net earnings                                           $  2,568        $  1,816
                                                       ========        ========

Net earnings per common share - basic                  $   0.34        $   0.25
                                                       ========        ========

Net earnings per common share - diluted                $   0.32        $   0.24
                                                       ========        ========

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                            Three Months Ended
                                                                March 31,
                                                            2005         2004
                                                          --------     --------
                                                                Unaudited
                                                                ---------

Cash flows from operating activities:
   Net earnings                                           $  2,568     $  1,816

   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization                            670          914
      Shares issued under employee benefit plans                88           82
      Deferred income taxes                                    118           10
      Tax benefit from stock options                            17           --
      Provision for doubtful accounts                           18           --
      Gain on sale of assets                                    --          (12)
   Changes in assets and liabilities:
      Accounts receivable                                   (1,399)         797
      Inventories                                              157         (393)
      Prepaid expenses and other current assets                487         (323)
      Accounts payable and accrued expenses                   (342)        (861)
      Income taxes                                           1,353        1,092
      Customer deposits                                       (203)          --
      Other long-term obligations                               16           15
                                                          --------     --------
            Net cash provided by operating activities        3,548        3,137
                                                          --------     --------

Cash flows from investing activities:
   Capital expenditures                                       (377)        (296)
   Proceeds from sale of property, plant & equipment            --           90
   Cash paid for intangibles assets acquired                   (18)         (18)
                                                          --------     --------
            Net cash used in investing activities             (395)        (224)
                                                          --------     --------

Cash flows from financing activities:
   Principal payments on long-term debt                         --         (436)
   Proceeds from stock options and warrants exercised          860        1,334
   Dividends paid                                             (685)        (389)
   Other financing activities                                   (4)          (3)
                                                          --------     --------
            Net cash provided by financing activities          171          506
                                                          --------     --------

Increase in cash and cash equivalents                        3,324        3,419

Cash and cash equivalents beginning of period               12,734        9,239
                                                          --------     --------
Cash and cash equivalents end of period                   $ 16,058     $ 12,658
                                                          ========     ========

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2004 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in our Annual Report on Form 10-K. References in this report to "the Company" mean Balchem and/or its subsidiary BCP Ingredients, Inc., as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and
Article 10 of Regulation S-X and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - STOCK PLANS
--------------------

At March 31, 2005, the Company has stock based employee compensation plans. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement 123," which require the Company to provide pro forma net earnings and pro forma earnings per share disclosures for employee and director stock option grants made as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 has been applied. The following table illustrates the effect on net earnings and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

===============================================================================
                                                             Three Months Ended
                                                                 March 31,
                                                             2005         2004
-------------------------------------------------------------------------------
Net Earnings
         Net earnings, as reported                          $2,568       $1,816
         Deduct:  Total stock-based
         employee compensation
         expense determined under
         fair value based method, net
         of related tax effects                               (154)        (194)
                                                            -------------------
Net earnings as adjusted                                    $2,414       $1,622
                                                            ===================
Earnings per share:
         Basic EPS as reported                              $  .34       $  .25
         Basic EPS as adjusted                              $  .32       $  .22
         Diluted EPS as reported                            $  .32       $  .24
         Diluted EPS as adjusted                            $  .30       $  .21
------------------------------------------------------------===================

The fair value of each stock option granted during the three months ended March 31, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

===============================================================================
                                                                2005       2004
-------------------------------------------------------------------------------
Expected life (years)                                              3          3
Expected volatility                                               27%        32%
Expected dividend yield                                          .39%       .35%
Risk-free interest rate                                         3.39%      1.65%
Weighted average fair value of options granted                 $5.46      $4.78
===============================================================================

NOTE 3 - INVENTORIES
--------------------

Inventories at March 31, 2005 and December 31, 2004 consist of the following:

================================================================================
                                                        March 31,   December 31,
                                                           2005         2004
--------------------------------------------------------------------------------
Raw materials                                             $2,381       $2,305
Finished goods                                             3,781        4,014
--------------------------------------------------------------------------------
         Total inventories                                $6,162       $6,319
================================================================================

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at March 31, 2005 and December 31, 2004 are summarized as follows:

================================================================================
                                                     March 31,      December 31,
                                                        2005            2004
--------------------------------------------------------------------------------
Land                                                  $   290         $   290
Building                                               10,241          10,241
Equipment                                              28,636          28,619
Construction in Progress                                  732             387
--------------------------------------------------------------------------------
                                                       39,899          39,537
Less: Accumulated depreciation                         15,991          15,349
--------------------------------------------------------------------------------
   Net property, plant and equipment                  $23,908         $24,188
================================================================================

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

As of December 31, 2004, the Company performed an impairment test of its goodwill balance. As of such date, the Company's reporting units' fair values exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company performs its impairment test each December 31.

The Company has goodwill in the amount of $6,368 at both March 31, 2005 and December 31, 2004 subject to the provisions of SFAS Nos. 141 and 142.

As of March 31, 2005 and December 31, 2004, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $817, and $7,915, respectively, less accumulated amortization of $175 and $7,278, respectively. At December 31, 2004, the gross carrying amount and accumulated amortization included customer lists and re-registration costs that were fully amortized during 2004. These fully amortized customer lists and re-registration costs were written-off on March 31, 2005 and, therefore, were not included in the gross carrying amount and accumulated amortization at March 31, 2005.

Identifiable intangible assets with finite lives at March 31, 2005 and December 31, 2004 are summarized as follows:

========================================================================================================
                                               Gross                           Gross
                              Amortization    Carrying      Accumulated       Carrying      Accumulated
                                 Period      Amount at      Amortization      Amount at     Amortization
                               (In years)     3/31/05        at 3/31/05       12/31/04      at 12/31/04
--------------------------------------------------------------------------------------------------------
Customer lists                     10              --              --          $6,760          $6,760
Re-registration costs              10              --              --             356             356
Patents                            17             554             112             538             105
Trademarks                         17             208              40             207              37
Other                               5              55              23              54              20
--------------------------------------------------------------------------------------------------------
                                               $  817          $  175          $7,915          $7,278
========================================================================================================

Amortization of identifiable intangible assets was approximately $13 for the first three months of 2005. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $50 per annum for 2005 through 2009. At March 31, 2005, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangible assets with finite lives, net" in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2005.

NOTE 6 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

=====================================================================================================
                                                               Net          Number of
                                                             Earnings         Shares        Per Share
Three months ended March 31, 2005                          (Numerator)    (Denominator)       Amount
-----------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                           $   2,568       7,660,713       $     .34

Effect of dilutive securities - stock options                                 289,133
                                                                            ---------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                     $   2,568       7,949,846       $     .32
=====================================================================================================

=====================================================================================================
                                                               Net          Number of
                                                             Earnings         Shares        Per Share
Three months ended March 31, 2004                          (Numerator)    (Denominator)       Amount
-----------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                          $   1,816       7,434,176       $     .25

Effect of dilutive securities - stock options                                 236,163
                                                                            ---------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options       $   1,816       7,670,339       $     .24
=====================================================================================================

The Company had stock options covering 51,310 and 1,000 shares at March 31, 2005 and 2004, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 7 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: specialty products, encapsulated / nutritional products and BCP Ingredients, its unencapsulated feed supplements segment.

Business Segment Net Sales:

===============================================================================
                                                           Three Months Ended
                                                                March 31,
                                                           2005          2004
-------------------------------------------------------------------------------
Specialty Products                                       $  7,133      $  7,028
Encapsulated / Nutritional Products                         7,841         5,646
BCP Ingredients                                             4,366         2,970
-------------------------------------------------------------------------------
Total                                                    $ 19,340      $ 15,644
===============================================================================

Business Segment Earnings (Loss):

===============================================================================
                                                           Three Months Ended
                                                                March 31,
                                                           2005          2004
-------------------------------------------------------------------------------
Specialty Products                                       $  2,605      $  2,576
Encapsulated / Nutritional Products                           877            84
BCP Ingredients                                               549           268
Other                                                          38           (27)
-------------------------------------------------------------------------------
Earnings before income taxes                             $  4,069      $  2,901
===============================================================================

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Cash paid during the three months ended March 31, 2005 and 2004 for income taxes and interest is as follows:

================================================================================
                                                              Three months ended
                                                                   March 31,
                                                               2005         2004
--------------------------------------------------------------------------------
Income taxes                                                   $ 13         $ --
Interest                                                       $  2         $ 58
================================================================================

NOTE 9 - COMMON STOCK
---------------------

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

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999, which was subsequently extended. Through March 31, 2005, the Company has repurchased 514,974 shares at an average cost of $6.17 per share of which no shares remain in treasury at March 31, 2005. In June 2004, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 514,974 shares repurchased to date under the program, through June 30, 2005.

NOTE 10 - LONG TERM DEBT AND CREDIT AGREEMENTS
----------------------------------------------

There was no debt outstanding at March 31, 2005. On June 1, 2001, the Company and its principal bank entered into a loan agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P., (described in Note 4 of the Company's Form 10-K as of December 31, 2004). During the quarter ended December 31, 2004, the Company prepaid $7,839, the remaining balance of the Term Loan. Borrowings at March 31, 2004 included borrowings under the Term Loan bearing interest at LIBOR plus 1.25% (2.35% at March 31, 2004). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings, and impose certain other requirements as contained in the agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of March 31, 2005 and 2004. The Revolving Facility was extended and now expires on May 30, 2005. Management believes that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

NOTE 11 - EMPLOYEE BENEFIT PLANS
--------------------------------

The Company sponsors a 401(k) savings and profit sharing plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company's common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees.

The Company also currently provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona facility.

Net periodic benefit cost for such retirement medical plan for the three months ended March 31 was as follows:

================================================================================
                                                             2005           2004
--------------------------------------------------------------------------------
Service Cost                                                 $  8           $  9
Interest Cost                                                  13             18
Expected return on plan assets                                 --             --
Amortization of transition obligation                          --             --
Amortization of prior service cost                             (3)            --
Amortization of (gain) or loss                                 --             --
--------------------------------------------------------------------------------
Net periodic benefit cost                                    $ 18           $ 27
================================================================================

The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare. There is no impact of the subsidy on the postretirement benefit obligation and net periodic cost as Medicare eligible retirees are not covered under the Company's plan.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement was originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates of SFAS No. 123R to require implementation no later than the beginning of the first fiscal year after June 15, 2005 (the year beginning January 1, 2006 for the Company). The Company is currently evaluating the impact of this standard on its results of operations and financial position.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The actions and performance of the Company could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

                              RESULTS OF OPERATIONS
                              ---------------------

Overview
--------

The Company develops, manufactures and markets specialty performance ingredients and products for the food, feed and medical device sterilization industries. The Company's reportable segments are strategic businesses that offer products and services to different markets. The Company presently has three reportable segments: specialty products, encapsulated / nutritional products and BCP Ingredients.

Specialty Products Segment
--------------------------

The  specialty   products  segment  repackages  and  distributes  the  following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

Ethylene oxide, at the 100% level, is sold as a sterilant gas, in returnable cylinders, primarily for use in the health care industry to sterilize medical devices. Contract sterilizers, medical device manufacturers and medical gas distributors are the Company's principal customers for this product. In addition, the Company sells 100% ethylene oxide in single use canisters to customers that sell medical device sterilization equipment commonly found in hospitals or doctor's offices. Blends of ethylene oxide are sold as fumigants and are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials. Propylene oxide and methyl chloride are sold principally to customers seeking smaller (as opposed to bulk) quantities.

Management believes that future success in this segment is highly dependent on the Company's ability to maintain its strong reputation for excellent quality, safety and customer service. The Company is also required to maintain its EPA regulatory permit.

Encapsulated / Nutritional Products
-----------------------------------

The encapsulated / nutritional products segment predominantly encapsulates food and nutritional ingredients for use throughout the food and animal health industries to enhance performance of nutritional fortification, processing, mixing, packaging applications and shelf-life. Major end product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, nutritional supplementations and animal nutrition.

Management believes this segment's key strengths are its proprietary technology and end-product application capabilities. The success of the Company's efforts to increase revenue in this segment is highly dependent on the timing of marketing launches of new products in the U.S. and international food market by the Company's customers and prospects. The Company, through its proprietary technology and applications expertise, continues to develop new microencapsulation products designed to solve and respond to customer problems and needs. Sales of our NITROSHURE(TM) and REASHURE(TM) products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of existing successful university research on the animal health benefits of these products.

BCP Ingredients
---------------

BCP Ingredients manufactures and supplies choline chloride, an essential nutrient for animal health, to the poultry and swine industries. In addition, certain derivatives of choline chloride are also marketed into industrial applications.

Management believes that success in this commodity-oriented marketplace is highly dependent on the Company's ability to maintain its strong reputation for excellent quality and customer service. In addition, the Company must continue to realize production efficiencies in order to maintain its low-cost position to effectively compete for market share in a highly competitive marketplace.

The Company sells products for all segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings for the three months ended March 31 (in thousands):

Business Segment Net Sales:

===============================================================================
                                                           Three Months Ended
                                                               March 31,
                                                           2005          2004
-------------------------------------------------------------------------------
Specialty Products                                       $  7,133      $  7,028
Encapsulated / Nutritional Products                         7,841         5,646
BCP Ingredients                                             4,366         2,970
-------------------------------------------------------------------------------
Total                                                    $ 19,340      $ 15,644
===============================================================================

Business Segment Earnings (Loss):

===============================================================================
                                                           Three Months Ended
                                                               March 31,
                                                           2005          2004
-------------------------------------------------------------------------------
Specialty Products                                       $  2,605      $  2,576
Encapsulated / Nutritional Products                           877            84
BCP Ingredients                                               549           268
Other                                                          38           (27)
-------------------------------------------------------------------------------
Earnings before income taxes                             $  4,069      $  2,901
===============================================================================

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Net Sales
---------

Net sales for the three months ended March 31, 2005 were $19,340 compared with $15,644 for the three months ended March 31, 2004, an increase of $3,696 or 23.6%. Net sales for the specialty products segment were $7,133 for the three months ended March 31, 2005, compared with $7,028 for the three months ended March 31, 2004, an increase of $105 or 1.5%. This increase was due principally to a slight increase in sales volume of ethylene oxide for medical device sterilization as well as a modest price increase adopted to help offset rising raw material costs. This increase was partially offset by a decline in volumes sold in the ethylene oxide blends and EO Canister product lines. Net sales for the encapsulated / nutritional products segment were $7,841 for the three months ended March 31, 2005, compared with $5,646 for the three months ended March 31, 2004, an increase of $2,195 or 38.9%. This increase was principally due to improvements in the domestic and international food markets as well as sales in the animal health industry of REASHURE (TM) as well as NITROSHURE (TM), which was launched in the first quarter of 2004. Net sales of $4,366 were realized for the three months ended March 31, 2005 for the BCP Ingredients (unencapsulated feed supplements) segment, which markets Choline into the poultry and swine industries as well as industrial choline derivative products, compared with $2,970 for the three months ended March 31, 2004, an increase of $1,396 or 47%. This increase was due to increased volumes sold in the aqueous and dry choline product lines, along with modest price increases in both the aqueous and dry choline products.

Gross Margin
------------

Gross margin for the three months ended March 31, 2005 increased to $7,182 compared to $5,613 for the three months ended March 31, 2004. Gross margin percentage for the three months ended March 31, 2005 was 37.1% compared to 35.9% for the three months ended March 31, 2004. Margins for the specialty products segment improved due principally to lower amortization expense. This improvement was partially offset by increased raw material costs. Gross margin percentage in the encapsulated / nutritional products segment improved by six percentage points as margins were favorably affected by increased production, a result of greater sales volume as described above. Margins for

BCP Ingredients were also favorably affected by increased production volumes of choline chloride and specialty derivative products, due to the greater sales volumes as noted above.

Operating Expenses
------------------

Operating expenses for the three months ended March 31, 2005 increased to $3,151 from $2,685 for the three months ended March 31, 2004, an increase of $466 or 17.4%. This increase was principally a result of increased charges for search fees associated with new hires, continued high medical insurance costs, and higher professional fees including those required to comply with the Sarbanes-Oxley Act of 2002. Total operating expenses for this period as a percentage of sales were 16.3% compared to 17.2% for the comparative three months ended March 31, 2004. In this comparable period of 2005 and 2004, the Company spent $484 and $422, respectively, on company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal health applications.

Earnings From Operations
------------------------

As a result of the foregoing, earnings from operations for the quarter ended March 31, 2005 were $4,031, compared to $2,928 in the prior year comparable quarter.

Other expenses (income)
-----------------------

Interest income for the three months ended March 31, 2005 totaled $40 as compared to $12 for the three months ended March 31, 2004. This increase is attributable to the increase in the average total cash balance. Interest expense was $2 for the three months ended March 31, 2005 compared to $39 for the three months ended March 31, 2004. This decrease is the result of the prepayment of the Company's outstanding loan balance in December 2004.

Income Tax Expense
------------------

The Company's effective tax rate for the three months ended March 31, 2005 was 36.9% compared to a 37.4% rate for the three months ended March 31, 2004.

Net earnings
------------

As a result of the foregoing, net earnings were $2,568 for the quarter ended March 31, 2005 compared with $1,816 for the prior year comparable period.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Contractual Obligations
-----------------------

The Company's contractual obligations and commitments principally include obligations associated with future minimum non-cancelable operating lease obligations (including for the headquarters office space entered into in 2002).

The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

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

Cash
----

Cash and cash equivalents increased to $16,058 at March 31, 2005 from $12,734 at December 31, 2004. The $3,324 increase resulted primarily from an increase in net cash provided by operating activities of $3,548 and financing activities of $171, offset partially by net cash used in investing activities of $395, principally for capital expenditures. Working capital amounted to $27,465 at March 31, 2005 compared to $23,505 at December 31, 2004, an increase of $3,960.

Operating Activities
--------------------

Cash flows from operating activities provided $3,548 for the three months ended March 31, 2005 compared to $3,137 for the three months ended March 31, 2004. The increase in cash flows from operating activities was due primarily to an increase in earnings and income taxes payable and a decrease in inventories and prepaid expenses. The foregoing was partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses and customer deposits.

Investing Activities
--------------------

Capital expenditures were $377 for the three months ended March 31, 2005, compared to $296 for the three months ended March 31, 2004. Capital expenditures are expected to be approximately $2,400 for all of calendar year 2005.

Financing Activities
--------------------

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999, which was subsequently extended. Through March 31, 2005, the Company has repurchased 514,974 shares at an average cost of $6.17 per share of which no shares remain in treasury at March 31, 2005. In June 2004, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 514,974 shares repurchased to date under the program, through June 30, 2005. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based, among other factors, on its assessment of corporate cash flow and market conditions.

There was no debt outstanding at March 31, 2005. On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. During the quarter ended December 31, 2004, the Company prepaid $7,839, the remaining balance of the Term Loan. Borrowings at March 31, 2004 included borrowings under the Term Loan bearing interest at LIBOR plus 1.25% (2.35% at March 31, 2004). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings, and impose certain other requirements as contained in the agreement. At March 31, 2005 and 2004, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of March 31, 2005 and 2004. The Revolving Facility was extended and now expires on May 30, 2005. Management believes that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

Proceeds from stock options exercised totaled $860 and $1,334 for the three months ended March 31, 2005 and 2004, respectively. Dividend payments were $685 and $389 for the three months ended March 31, 2005 and 2004, respectively. The overall effect of the foregoing was that cash flows provided by financing activities were $171 for the three months ended March 31, 2005 as compared to $506 for the three months ended March 31, 2004.

Other Matters Impacting Liquidity
---------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona facility. The amount recorded on the Company's balance sheet as of March 31, 2005 for this obligation is $949. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies
----------------------------

There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2004 Annual Report on Form 10-K, during the three months ended March 31, 2005.

Related Party Transactions
--------------------------

The Company was not engaged in related party transactions during the three months ended March 31, 2005 and all transactions of the Company were at arms length.

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

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company's disclosure controls and procedures, including its internal controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in identifying the information required to be disclosed in the Company's periodic reports filed with the Security and Exchange Commission ("SEC"), including this Quarterly Report on Form 10-Q, and ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)   Changes in Internal Controls

      During the most recent fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        BALCHEM CORPORATION


                                        By: /s/ Dino A. Rossi
                                        ---------------------
                                        Dino A. Rossi, President,
                                        Chief Executive Officer


                                        By: /s/ Francis J. Fitzpatrick
                                        ------------------------------
                                        Francis J. Fitzpatrick,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)

Date: May 9, 2005

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