Form 10-Q
period 2005-06-30
BALCHEM CORP
filed 2005-08-09
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)      Quarterly Report Pursuant to Section 13 or 15 (d) of
    X                    the Securities Exchange Act of 1934
   ---

                  For The Quarterly Period Ended June 30, 2005

                                       or

              Transition Report Pursuant to Section 13 or 15(d) of
   ---                 the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

Maryland                                  13-2578432
------------------------------------      ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

P.O. Box 600 New Hampton, New York         10958
----------------------------------------   ---------------------------
(Address of principal executive offices)   (Zip Code)

                                  845-326-5600
                   -------------------------------------------
               Registrant's telephone number, including area code:

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

               Yes  X                      No
                  -----                      ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

               Yes  X                      No
                  -----                      ---------

As of August 5, 2005 the registrant had 7,726,550 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1.  Financial Statements

                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)
                                    Unaudited

                                                                               June 30,       December 31,
                                             Assets                              2005            2004
                                             ------                          ------------     ------------
Current assets:
   Cash and cash equivalents                                                 $     17,762     $     12,734
   Accounts receivable                                                             10,162            7,996
   Inventories                                                                      7,088            6,319
   Prepaid income taxes                                                               153              315
   Prepaid expenses                                                                 1,002            1,527
   Deferred income taxes                                                              324              321
                                                                             ------------     ------------
        Total current assets                                                       36,491           29,212

 Property, plant and equipment, net                                                25,122           24,188

 Goodwill                                                                          13,319            6,368
 Intangible assets with finite lives, net                                           2,144              637
                                                                             ------------     ------------
            Total assets                                                     $     77,076     $     60,405
                                                                             ============     ============

                              Liabilities and Stockholders' Equity
                              ------------------------------------
Current liabilities:
   Trade accounts payable                                                    $      1,735     $      1,466
   Accrued expenses                                                                 1,540            1,212
   Accrued compensation and other benefits                                          1,447            1,492
   Customer deposits                                                                  415              852
   Short-term obligation                                                           10,399               --
   Dividends payable                                                                   --              685
                                                                             ------------     ------------
        Total current liabilities                                                  15,536            5,707

 Deferred income taxes                                                              3,574            3,461
 Other long-term obligations                                                        1,026            1,003
                                                                             ------------     ------------
            Total liabilities                                                      20,136           10,171
                                                                             ------------     ------------

 Stockholders' equity:
   Preferred stock, $25 par value. Authorized 2,000,000
     shares; none issued and outstanding                                               --               --
   Common stock, $.0667 par value. Authorized 25,000,000 shares; 7,725,562 shares issued and outstanding at June 30, 2005 and 7,621,158 shares
     issued and outstanding at December 31, 2004                                      515              508
   Additional paid-in capital                                                       7,730            6,329
   Retained earnings                                                               48,695           43,397
                                                                             ------------     ------------
        Total stockholders' equity                                                 56,940           50,234
                                                                             ------------     ------------

                                                                             ------------     ------------
            Total liabilities and stockholders' equity                       $     77,076     $     60,405
                                                                             ============     ============

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (unaudited)

                                             Three Months Ended             Six Months Ended
                                                   June 30,                     June 30,
                                              2005          2004          2005          2004
                                            --------      --------      --------      --------
Net sales                                   $ 19,484      $ 16,449      $ 38,824      $ 32,093

Cost of sales                                 12,372        10,426        24,530        20,457
                                            --------      --------      --------      --------

Gross profit                                   7,112         6,023        14,294        11,636

Operating expenses:
   Selling expenses                            1,082         1,178         2,311         2,360
   Research and development expenses             560           447         1,045           869
   General and administrative expenses         1,191         1,209         2,628         2,290
                                            --------      --------      --------      --------
                                               2,833         2,834         5,984         5,519

                                            --------      --------      --------      --------
Earnings from operations                       4,279         3,189         8,310         6,117

Other expenses (income):
   Interest (income)                             (69)          (33)         (109)          (52)
   Interest expense                                2            55             4           113
   Other, net                                     --            --            --           (12)
                                            --------      --------      --------      --------

Earnings before income tax expense             4,346         3,167         8,415         6,068

Income tax expense                             1,616         1,166         3,117         2,251
                                            --------      --------      --------      --------

Net earnings                                $  2,730      $  2,001      $  5,298      $  3,817
                                            ========      ========      ========      ========

Net earnings per common share - basic       $   0.35      $   0.27      $   0.69      $   0.51
                                            ========      ========      ========      ========

Net earnings per common share - diluted     $   0.34      $   0.26      $   0.66      $   0.49
                                            ========      ========      ========      ========

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                                2005          2004
                                                              --------      --------
                                                                    Unaudited
                                                                    ---------
Cash flows from operating activities:
    Net earnings                                              $  5,298      $  3,817

    Adjustments to reconcile net earnings to
    net cash provided by operating  activities:
        Depreciation and amortization                            1,340         1,817
        Shares issued under employee benefit plans                 148           142
        Deferred income taxes                                      110            29
        Provision for doubtful accounts                            (32)           --
        Provision for income tax benefit of stock options           17            --
        Gain on sale of equipment                                   --           (12)
          Changes in assets and liabilities net of effects of
            acquisition of assets:
              Accounts receivable                               (1,325)         (284)
              Inventories                                          (44)       (1,032)
              Prepaid expenses and other current assets            525          (312)
              Prepaid income taxes                                 162            --
              Customer deposits                                   (437)           --
              Accounts payable and accrued expenses                552           269
              Other long-term obligations                           30            30
                                                              --------      --------
                Net cash provided by operating activities        6,344         4,464
                                                              --------      --------

Cash  flows from investing activities:
    Capital expenditures                                          (817)         (547)
    Proceeds from sale of property, plant & equipment                4            90
    Cash paid for intangibles assets acquired                      (42)          (46)
    Acquisition of assets                                      (11,411)           --
                                                              --------      --------
                Net cash used in investing activities          (12,266)         (503)
                                                              --------      --------

Cash  flows from  financing  activities:
    Short-term obligation                                       10,399            --
    Principal payments on long-term debt                            --          (871)
    Proceeds from stock options and warrants exercised           1,243         1,631
    Dividends paid                                                (685)         (389)
    Other financing activities                                      (7)           (8)
                                                              --------      --------
                Net cash provided by financing activities       10,950           363
                                                              --------      --------

Increase in cash and cash equivalents                            5,028         4,324

Cash and cash equivalents beginning of period                   12,734         9,239
                                                              --------      --------
Cash and cash equivalents end of period                       $ 17,762      $ 13,563
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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and
Article 10 of Regulation S-X and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - ACQUISITION OF ASSETS
------------------------------

Effective June 30, 2005, pursuant to an asset purchase agreement of same date (the "Asset Purchase Agreement"), the Company acquired certain assets of Loders Croklaan USA, LLC ("Seller") relating to the encapsulation, agglomeration and granulation business for a purchase price including acquisition costs of $9,877 plus $725 for certain product inventories and $809 for certain accounts receivable. With the exception of $985, which was paid during the quarter ended June 30, 2005, all of such payment was made on July 1, 2005 from the Company's cash reserves.

The Asset Purchase Agreement also provides for the contingent payment by the Company of additional consideration to Seller based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition. Such contingent consideration will be recorded as an additional cost of the acquired product lines.

The preliminary allocation of the purchase price of the acquisition has been assigned to the long term net assets acquired as follows:

==================================================================
                                          Fair Value Recorded
                                          in Purchase Accounting
-----------------------------------------------------------------

Equipment                                    $    1,436
Customer List                                     1,350
Patent                                              140
Goodwill                                          6,951
------------------------------------------------------------------
         Total                               $    9,877
====================================================================

The purchase price allocations have been made on the basis of estimates made by the Company. The financial statement items and amounts are subject to subsequent revision to give effect to reclassifications related to the allocation between identifiable assets, intangible assets and goodwill and for other pre-acquisition contingencies that may become resolved during subsequent periods.

The above acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The consolidated financial statements include the results of operations of the acquired product lines from the date of purchase.

Pro Forma Summary of Operations

The following unaudited pro forma information has been prepared as if the aforementioned acquisition had occurred on January 1, 2004 and does not include cost savings expected from the transaction. In addition to including the results of operations, the pro forma information gives effect primarily to changes in depreciation and amortization of tangible and intangible assets resulting from the acquisition.

The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the aforementioned acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

====================================================================
                                               Pro-Forma
                                          Three Months Ended
                                                June 30,
                                         2005               2004
--------------------------------------------------------------------
Net sales                            $    21,112         $   17,774
Net earnings                               2,942              2,296
Basic EPS                                    .38                .31
Diluted EPS                                  .37                .30
====================================================================

====================================================================
                                               Pro-Forma
                                            Six Months Ended
                                                 June 30,
                                         2005               2004
--------------------------------------------------------------------
Net sales                            $    42,111         $   34,603
Net earnings                               5,870              4,416
Basic EPS                                    .76                .59
Diluted EPS                                  .73                .57
====================================================================

NOTE 3 - STOCK OPTION PLAN
--------------------------

At June 30, 2005, the Company has stock based employee compensation plans. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-

Based Compensation - Transition and Disclosure an amendment of FASB Statement 123," which require the Company to provide pro forma net earnings and pro forma earnings per share disclosures for employee and director stock option grants made as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 has been applied. The following table illustrates the effect on net earnings and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

==================================================================================================================
                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                      2005              2004             2005              2004
------------------------------------------------------------------------------------------------------------------
Net Earnings
         Net earnings, as reported              $    2,730        $    2,001       $    5,298        $    3,817
         Deduct:  Total stock-based
         employee compensation
         expense determined under
         fair value based method, net
         of related tax effects                       (154)             (191)            (308)             (386)
                                                ------------------------------------------------------------------
Net earnings as adjusted                        $    2,576        $    1,810       $    4,990        $    3,431
                                                ==================================================================
Earnings per share:
         Basic EPS as reported                  $      .35        $      .27       $      .69        $      .51
         Basic EPS as adjusted                  $      .33        $      .24       $      .65        $      .46
         Diluted EPS as reported                $      .34        $      .26       $      .66        $      .49
         Diluted EPS as adjusted                $      .32        $      .23       $      .62        $      .45
------------------------------------------------==================================================================

The fair value of each stock option granted during the six months ended June 30, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

==============================================================================
                                                 2005                    2004
------------------------------------------------------------------------------
Expected life (years)                               4                       3
Expected volatility                               27%                     27%
Expected dividend yield                          .39%                    .34%
Risk-free interest rate                         3.56%                   2.88%
Weighted average fair value of options
granted                                         $6.94                   $4.49
==============================================================================

NOTE 4 - INVENTORIES
--------------------

Inventories at June 30, 2005 and December 31, 2004 consist of the following:

==============================================================================
                                              June 30,         December 31,
                                                2005               2004
------------------------------------------------------------------------------
Raw materials                                $      2,872      $      2,305
Finished goods                                      4,216             4,014
------------------------------------------------------------------------------
         Total inventories                   $      7,088      $      6,319
==============================================================================

The June 30,  2005  balance  reflects  inventory  acquired as part of the Loders
Croklaan  USA,  LLC  encapsulation,   agglomeration  and  granulation   business
described in note 2, above.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at June 30, 2005 and December 31, 2004 are summarized as follows:

======================================================================
                                            June 30,      December 31,
                                              2005           2004
----------------------------------------------------------------------
Land                                      $        290    $       290
Building                                        10,249         10,241
Equipment                                       30,254         28,619
Construction in Progress                           977            387
----------------------------------------------------------------------
                                                41,770         39,537
Less: Accumulated depreciation                  16,648         15,349
----------------------------------------------------------------------
   Net property, plant and equipment      $     25,122    $    24,188
======================================================================

The June 30,  2005  balance  reflects  equipment  acquired as part of the Loders
Croklaan  USA,  LLC  encapsulation,   agglomeration  and  granulation   business
described in note 2, above.

NOTE 6 - INTANGIBLE ASSETS
--------------------------

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

The Company has goodwill in the amount of $13,319 and $6,368 at June 30, 2005 and December 31, 2004, respectively, subject to the provisions of SFAS Nos. 141 and 142. At June 30, 2005, the balance of goodwill includes the cost in excess of net assets acquired of the acquired assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business, described in note 2, above, of $6,951.

As of June 30, 2005 and December 31, 2004, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $2,331 and $7,915, respectively, less accumulated amortization of $187 and $7,278, respectively. At June 30, 2005, the gross carrying amount included a customer list and patent acquired as part of the acquisition of certain assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business, described in note 2, above. At December 31, 2004, the gross carrying amount and accumulated amortization included other customer lists and re-registration costs that were fully amortized during 2004. These fully amortized customer lists and re-registration costs were written-off on March 31, 2005 and, therefore, were not included in the gross carrying amount and accumulated amortization at June 30, 2005.

Identifiable intangible assets with finite lives at June 30, 2005 and December 31, 2004 are summarized as follows:

==============================================================================================================
                                                   Gross                           Gross
                            Amortization         Carrying       Accumulated       Carrying       Accumulated
                               Period            Amount at     Amortization      Amount at      Amortization
                             (In years)           6/30/05       at 6/30/05        12/31/04       at 12/31/04
--------------------------------------------------------------------------------------------------------------
Customer lists                      10           $ 1,350               --          $6,760           $6,760
Re-registration costs               10                --               --             356              356
Patents                          15-17               718              120             538              105
Trademarks                          17               209               43             207               37
Other                                5                54               24              54               20
--------------------------------------------------------------------------------------------------------------
                                                 $ 2,331            $ 187         $ 7,915           $7,278
==============================================================================================================

Amortization of identifiable intangible assets was approximately $25 for the first six months of 2005. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2005 is $105 and approximately $194 per annum for 2006 through 2009. At June 30, 2005, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangible assets with finite lives, net" in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2005.

NOTE 7 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

============================================================================================
                                                     Net          Number of
                                                   Earnings         Shares       Per Share
Three months ended June 30, 2005                  (Numerator)    (Denominator)     Amount
--------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                    $2,730        7,709,474        $.35

Effect of dilutive securities - stock options                        324,121
                                                                  ----------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                              $2,730        8,033,595        $.34
============================================================================================

============================================================================================
                                                     Net          Number of
                                                   Earnings         Shares       Per Share
Three months ended June 30, 2004                  (Numerator)    (Denominator)     Amount
--------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                  $   2,001        7,479,039     $     .27

Effect of dilutive securities - stock options                         252,974
                                                                    ---------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                            $   2,001        7,732,013     $     .26
============================================================================================


============================================================================================
                                                     Net          Number of
                                                   Earnings         Shares       Per Share
Six months ended June 30, 2005                   (Numerator)    (Denominator)     Amount
--------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                  $   5,298        7,685,093     $     .69

Effect of dilutive securities - stock options                         306,628
                                                                    ---------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                            $   5,298        7,991,721     $     .66
============================================================================================


============================================================================================
                                                     Net          Number of
                                                   Earnings         Shares       Per Share
Six months ended June 30, 2004                   (Numerator)    (Denominator)     Amount
--------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                  $   3,817        7,456,607     $     .51

Effect of dilutive securities - stock options                         244,621
                                                                    ---------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                            $   3,817        7,701,228     $     .49
============================================================================================

The Company had stock options covering 25,000 and 15,000 shares at June 30, 2005 and 2004, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 8 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: specialty products, encapsulated / nutritional products and BCP Ingredients, its unencapsulated feed supplements segment.

Business Segment Net Sales:

==========================================================================================
                                        Three Months Ended           Six Months Ended
                                             June 30,                     June 30,
                                           2005          2004          2005           2004
------------------------------------------------------------------------------------------
Specialty Products                    $   7,603     $   7,116     $  14,736     $  14,144
Encapsulated/Nutritional
Products                                  6,787         6,377        14,628        12,023
BCP Ingredients                           5,094         2,956         9,460         5,926
------------------------------------------------------------------------------------------
Total                                 $  19,484     $  16,449     $  38,824     $  32,093
==========================================================================================

Business Segment Earnings (Loss):

==========================================================================================
                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                           2005          2004          2005          2004
------------------------------------------------------------------------------------------
Specialty Products                    $   2,926     $   2,522     $   5,531     $   5,098
Encapsulated/Nutritional
Products                                    609           472         1,486           556
BCP Ingredients                             744           195         1,293           463
Interest and other income
(expense)                                    67           (22)          105           (49)
------------------------------------------------------------------------------------------
Earnings before income
taxes                                 $   4,346     $   3,167     $   8,415     $   6,068
==========================================================================================

NOTE 9- SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

Cash paid during the six months ended June 30, 2005 and 2004 for income taxes and interest is as follows:

===============================================
                          Six Months Ended
                             June 30,
                         2005         2004
-----------------------------------------------

Income taxes           $  2,828    $     2,316
Interest               $      4    $       113
===============================================

NOTE 10 - COMMON STOCK
----------------------

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

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999, which was subsequently extended. Through June 30, 2005, the Company has repurchased 514,974 shares at an average cost of $6.17 per share of which no shares remain in treasury at June 30, 2005. In June 2005, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 514,974 shares repurchased to date under the program, through June 30, 2005.

NOTE 11 - DEBT AND CREDIT AGREEMENTS
------------------------------------

There was no long-term debt outstanding at June 30, 2005. On June 1, 2001, the Company and its principal bank entered into a loan agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P., (described in Note 4 of the Company's Form 10-K as of December 31, 2004). During the quarter ended December 31, 2004, the Company prepaid $7,839, the remaining balance of the Term Loan. Borrowings at June 30, 2004 included borrowings under the Term Loan bearing interest at LIBOR plus 1.25% (2.36% at June 30, 2004). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings, and impose certain other requirements as contained in the agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of the date hereof. The Revolving Facility was extended and now expires on May 31, 2006. Management believes that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

The short term obligation at June 30, 2005 of $10,399 represents the amount due for the assets acquired relating to the Loders Croklaan USA, LLC encapsulation, aggolmeration and granulation acquisition, described in note 2, above.

NOTE 12 - EMPLOYEE BENEFIT PLANS
--------------------------------

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

Net periodic benefit cost for such retirement medical plan for the six months ended June 30 was as follows:

=========================================================================
                                                      2005         2004
-------------------------------------------------------------------------
Service Cost                                     $        17   $      16
Interest Cost                                             26          25
Expected return on plan assets                            --          --
Amortization of transition obligation                     --          --
Amortization of prior service cost                        (6)         (2)
Amortization of (gain) or loss                            --          --
-------------------------------------------------------------------------
Net periodic benefit cost                        $        37   $      39
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

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

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

Management believes that future success in this segment is highly dependent on the Company's ability to maintain its strong reputation for excellent quality, safety and customer service. The Company is also required to maintain an EPA regulatory permit.

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

Management believes this segment's key strengths are its proprietary technology and end-product application capabilities. The success of the Company's efforts to increase revenue in this segment is highly dependent on the timing of marketing launches of new products in the U.S. and international food market by the Company's customers and prospects. The Company, through its proprietary technology and applications expertise, continues to develop new microencapsulation products designed to solve and respond to customer problems and needs. Sales of our REASHURE (TM) and NITROSHURE (TM) products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of existing successful university research on the animal health benefits of these products.

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

The following tables summarize consolidated net sales by segment and business segment earnings for the three and six months ended June 30 (in thousands):

Business Segment Net Sales:

================================================================================
                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                         2005        2004      2005        2004
--------------------------------------------------------------------------------
Specialty Products                    $ 7,603     $ 7,116   $14,736     $14,144
Encapsulated/Nutritional
Products                                6,787       6,377    14,628      12,023
BCP Ingredients                         5,094       2,956     9,460       5,926
--------------------------------------------------------------------------------
Total                                 $19,484     $16,449   $38,824     $32,093
================================================================================

Business Segment Earnings (Loss):

================================================================================
                                   Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                     2005        2004        2005        2004
--------------------------------------------------------------------------------
Specialty Products                $ 2,926     $ 2,522     $ 5,531     $ 5,098
Encapsulated/Nutritional
Products                              609         472       1,486         556
BCP Ingredients                       744         195       1,293         463
Interest and other income
(expense)                              67         (22)        105         (49)
--------------------------------------------------------------------------------
Earnings before income
taxes                             $ 4,346     $ 3,167     $ 8,415     $ 6,068
================================================================================

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Net Sales
---------

Net sales for the three months ended June 30, 2005 were $19,484 compared with $16,449 for the three months ended June 30, 2004, an increase of $3,035 or 18.5%. Net sales for the specialty products segment were $7,603 for the three months ended June 30, 2005 compared with $7,116 for the three months ended June 30, 2004, an increase of $487 or 6.8%. This increase was principally due to an increase in sales volume of ethylene oxide for medical device sterilization as well as a modest price increase adopted early in 2005 to help offset rising raw material costs. This increase was partially offset by a decline in volumes sold in the ethylene oxide blends product line. Net sales for the encapsulated / nutritional products segment were $6,787 for the three months ended June 30, 2005 compared with $6,377 for the three months ended June 30, 2004, an increase of $410 or 6.4% This increase was due principally to volume improvements in the domestic food market as well as increased sales in the animal health industry of REASHURE (TM) and the introduction of NIASHURE (TM), our microencapsulated niacin product for dairy cows, and was partially offset by a decline in volumes sold in the international food and human choline nutrient product lines. Net sales of $5,094 were realized for the three months ended June 30, 2005 for the BCP Ingredients (unencapsulated feed supplements) segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products, as compared with $2,956 for the three months ended June 30, 2004, an increase of $2,138 or 72.3%. This increase was due to increased sales volumes and modest price increases in key lines.

Gross Margin
------------

Gross margin for the three months ended June 30, 2005 increased to $7,112 compared to $6,023 for the three months ended June 30, 2004. Gross margin percentage for the three months ended June 30, 2005 was 36.5% compared to 36.6% for the three months ended June 30, 2004. Margins for the specialty products segment increased slightly as increased sales volume, in addition to lower amortization expense, were partially offset by increases in raw material prices and distribution costs. Gross margin percentage in the encapsulated / nutritional products segment also increased slightly as margins were favorably affected by increased production, a result of greater sales volume as described above. Margins for BCP Ingredients increased 6.8% and were favorably affected by increased production volumes of choline chloride and specialty derivative products.

Operating Expenses
------------------

Operating expenses for the three months ended June 30, 2005 decreased slightly to $2,833 from $2,834 for the three months ended June 30, 2004. Total operating expenses as a percentage of sales were 14.5% for the three months ended June 30, 2005 compared to 17.2% for the three months ended June 30, 2004. During the three months ended June 30, 2005 and 2004, the Company spent $561 and $447, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

Earnings From Operations
------------------------

As a result of the foregoing, earnings from operations for the three months ended June 30, 2005 were $4,279 as compared to $3,189 for the three months ended June 30, 2004.

Other expenses (income)
-----------------------

Interest income for the three months ended June 30, 2005 totaled $69 as compared to $33 for the three months ended June 30, 2004. This increase is attributable to the increase in the average total cash balance. Interest expense was $2 for the three months ended June 30, 2005 compared to $55 for the three months ended June 30, 2004. This decrease is the result of the prepayment of the Company's outstanding loan balance in December 2004.

Income Tax Expense
------------------

The Company's effective tax rate for the three months ended June 30, 2005 and 2004 was 37.8% and 37.2%, respectively.

Net earnings
------------

As a result of the foregoing, net earnings were $2,730 for the three months ended June 30, 2005 as compared with $2,001 for the three months ended June 30, 2004, an increase of 36.4%.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Net Sales
---------

Net sales for the six months ended June 30, 2005 were $38,824 compared with $32,093 for the six months ended June 30, 2004, an increase of $6,731 or 21.0%. Net sales for the specialty products segment were $14,736 for the six months ended June 30, 2005 compared with $14,144 for the six months ended June 30, 2004, an increase of $592 or 4.2%. This increase was due principally to greater sales volumes of ethylene oxide for medical device sterilization and single use ethylene oxide canisters for use in sterilization equipment. Net sales for the encapsulated / nutritional products segment were $14,628 for the six months ended June 30, 2005 compared with $12,023 for the six months ended June 30, 2004, an increase of $2,605 or 21.7%, led by volume improvements in the domestic and international food markets as well as increased sales in the animal health industry of REASHURE (TM) and NITROSHURE (TM), as well as the introduction of NIASHURE (TM), our encapsulated niacin product for dairy cows. Net sales of $9,460 were realized for the six months ended June 30, 2005 in the BCP Ingredients segment compared with $5,926 for the six months ended June 30, 2004, an increase of $3,534 or 59.6%. This increase was due to increased volumes sold in the dry choline, aqueous choline, and specialty industrial product lines, along with modest price increases in all three product lines.

Gross Margin
------------

Gross margin for the six months ended June 30, 2005 increased to $14,294 compared to $11,636 for the six months ended June 30, 2004. Gross margin percentage for the six months ended June 30, 2005 was 36.8% as compared to 36.3% for the six months ended June 30, 2004. Gross margin percentage for the specialty products segment increased slightly as a result of increased sales volume and product mix in addition to lower amortization expense, partially offset by increases in raw material prices and distribution costs. Gross margin percentage in the encapsulated / nutritional products segment increased 3.6% as the increased production volume yielded favorable production variances. Gross margin percentage in BCP Ingredients increased 4.7% and was favorably affected by increased production volumes of choline chloride and specialty derivative products.

Operating Expenses
------------------

Operating expenses for the six months ended June 30, 2005 increased to $5,984 from $5,519 for the six months ended June 30, 2004, an increase of $465 or 8.4%. Total operating expenses as a percentage of sales were 15.4% for the six months ended June 30, 2005 compared to 17.2% for the six months ended June 30, 2004. The increase in operating expense for the six months ended June 30, 2005 was principally a result of new hires, increased charges for search fees associated with new hires, and higher professional fees, including those required to comply with the Sarbanes Oxley Act. These increases were partially offset by a decrease in selling expenses. Such decrease is principally a result of the Company having realized additional expenses for organizational and business model changes in the Encapsulated/Nutritional Products segment in the fourth quarter of 2003 and the first quarter of 2004. During the six months ended June 30, 2005 and 2004, the Company spent $1,045 and $869, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

Earnings From Operations
------------------------

As a result of the foregoing, earnings from operations for the six months ended June 30, 2005 were $8,310 as compared to $6,117 for the six months ended June 30, 2004.

Other expenses (income)
-----------------------

Interest income for the six months ended June 30, 2005 totaled $109 as compared to $52 for the six months ended June 30, 2004. This increase is attributable to the increase in the average total cash balance. Interest expense was $4 for the six months ended June 30, 2005 compared to $113 for the three months ended June 30, 2004. This decrease is the result of the prepayment of the Company's outstanding loan balance in December 2004.

Income Tax Expense
------------------

The Company's effective tax rate for the six months ended June 30, 2005 and 2004 was 37.5% compared to a 37.2% rate for the six months ended June 30, 2004

Net earnings
------------

As a result of the foregoing, net earnings were $5,298 for the six months ended June 30, 2005 as compared with $3,817 for the six months ended June 30, 2004.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Contractual Obligations
-----------------------

Effective June 30, 2005, pursuant to an asset purchase agreement of same date (the "Asset Purchase Agreement"), the Company acquired certain assets of Loders Croklaan USA, LLC ("Seller") relating to the encapsulation, agglomeration and granulation business for a purchase price including acquisition costs of $9,877 plus $725 for certain product inventories and $809 for certain accounts receivable. With the exception of $985, which was paid during the quarter ended June 30, 2005, all of such payment was made on July 1, 2005 from the Company's cash reserves.

The Asset Purchase Agreement also provides for the contingent payment by the Company of additional consideration to Seller based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition. Such contingent consideration will be recorded as an additional cost of the acquired product lines.

The Company's other contractual obligations and commitments principally include obligations associated with future minimum non-cancelable operating lease obligations (including for the headquarters office space entered into in 2002).

The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. While at the present time it has no agreements or understandings to enter into any such transactions, the Company could seek bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash
----

Cash and cash equivalents increased to $17,762 at June 30, 2005 from $12,734 at December 31, 2004. The $5,028 increase resulted primarily from an increase in net cash provided by operating activities and financing activities of $6,344 and $10,950, respectively, offset partially by net cash used in investing activities of $12,266 principally for capital expenditures, including the acquisition of certain assets of the Loders Croklaan USA, LLC fluidized bed encapsulation and granulation business on June 30, 2005. Working capital amounted to $20,955 at June 30, 2005 as compared to $23,505 at December 31, 2004, a decrease of $2,550.

Operating Activities
--------------------

Cash flows from operating activities provided $6,344 for the six months ended June 30, 2005 compared to $4,464 for the six months ended June 30, 2004. The increase in cash flows from operating activities was due primarily to an increase in earnings partially offset by an increase in accounts receivable and a decrease in depreciation and amortization expense.

Investing Activities
--------------------

Capital expenditures were $817 for the six months ended June 30, 2005 compared to $547 for the six months ended June 30, 2004. Cash paid for product lines acquired for the acquisition of assets of the Loders Croklaan USA, LLC fluidized bed encapsulation and granulation business, including acquisition costs, was $11,411. With the exception of $985, which was paid during the quarter ended June 30, 2005, all of such payment was made on July 1, 2005 from the Company's cash reserves.

Financing Activities
--------------------

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999, which was subsequently extended. Through June 30, 2005, the Company has repurchased 514,974 shares at an average cost of $6.17 per share of which no shares remain in treasury at June 30, 2005. In June 2005, the board of directors authorized an extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 514,974 shares repurchased to date under the program, through June 30, 2006. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based, among other factors, on its assessment of corporate cash flow and market conditions.

There was no debt outstanding at June 30, 2005. On June 1, 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. During the quarter ended December 31, 2004, the Company prepaid $7,839, the remaining balance of the

Term Loan. Borrowings at June 30, 2004 included borrowings under the Term Loan bearing interest at LIBOR plus 1.25% (2.36% at June 30, 2004). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings, and impose certain other requirements as contained in the agreement. At June 30, 2005 and 2004, the Company was in compliance with all restrictive covenants contained in the Loan Agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of June 30, 2005 and 2004. The Revolving Facility was extended and now expires on May 31, 2006. Management believes that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

Proceeds from stock options exercised totaled $1,243 and $1,631 for the six months ended June 30, 2005 and 2004, respectively. Dividend payments were $685 and $389 for the six months ended June 30, 2005 and 2004, respectively.

Other Matters Impacting Liquidity
---------------------------------

Effective June 30, 2005, Balchem Corporation (the "Company"), acquired certain assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business for a purchase price in cash of $9,877 plus $725 for certain product inventories and $809 for certain accounts receivable. With the exception of $985, which was paid during the quarter ended June 30, 2005, all of such payment was made on July 1, 2005 from the Company's cash reserves.

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona facility. The amount recorded on the Company's balance sheet as of June 30, 2005 for this obligation is $964. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies
----------------------------

There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2004 Annual Report on Form 10-K, during the six months ended June 30, 2005.

Related Party Transactions
--------------------------

The Company was not engaged in related party transactions during the three and six months ended June 30, 2005 and all transactions of the Company during such period were at arms length.

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

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company's disclosure controls and procedures (including its internal controls and procedures), except for the disclosure controls and procedures of the Loders Croklaan encapsulation, agglomeration and granulation business, which were excluded from management's evaluation. We completed the acquisition of this business on June 30, 2005, and it was not possible to conduct a complete assessment of the business' disclosure controls and procedures in the period between the completion of the acquisition and the date of our management's assessment of our disclosure controls and procedures.

      Based upon management's evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in identifying the information required to be disclosed in the Company's periodic reports filed with the Security and Exchange Commission ("SEC"), including this Quarterly Report on Form 10-Q, and ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

On June 23, 2005, the Company held its annual meeting of stockholders, at which two Class I directors were elected. The following directors were elected to serve until the annual meeting of stockholders in 2007 and until the election and qualification of their respective successors and shares of the Company were voted as follows:

         Director                   For                      Votes Withheld
         ---------                  -----------------        --------------
         Hoyt Ammidon, Jr.          6,525,966                639,285
                                    -----------------        --------------
         Dr. John Y. Televantos     6,772,519                392,732
                                    -----------------        --------------

The other directors of the Company whose term of office continued after the annual meeting are: Edward L. McMillan, Kenneth P. Mitchell, Dino A. Rossi, and Elaine R. Wedral.

In addition, the following matter was voted on and approved by the stockholders:

      To approve an amendment to the first paragraph of Article Fourth of the Corporation's Restated Articles of Incorporation which increases the total number of shares of common stock which the Corporation has authority to issue from ten million (10,000,000) shares of common stock to twenty-five million (25,000,000) shares.

The voting of shares on this proposal was as follows:

     For             Against               Abstain              Broker Non-vote
 -------------------------------------------------------------------------------
   5,639,019        1,521,927               4,305

Item 6.     Exhibits

            Exhibit 3.1   Composite Articles of Incorporation of Balchem
                          Corporation

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

                                         BALCHEM CORPORATION
                                         -------------------


                                         By: /s/ Dino A. Rossi
                                         ---------------------
                                         Dino A. Rossi, President and
                                         Chief Executive Officer

Date: August 8, 2005

                                  Exhibit Index

Exhibit No.                Description
-----------                -----------

Exhibit 3.1       Composite Articles of Incorporation of Balchem Corporation

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