Form 10-Q
period 2005-09-30
BALCHEM CORP
filed 2005-11-09
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   |X|       Quarterly Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934

                For The Quarterly Period Ended September 30, 2005

                                       or

   |_|        Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

             Maryland                                 13-2578432
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

    P.O. Box 600 New Hampton, New York                  10958
----------------------------------------              ----------
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

                  Yes |X|                         No |_|

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes |_|                         No |X|

As of November 8, 2005 the registrant had 7,704,150 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1.  Financial Statements

                                    BALCHEM CORPORATION
                           Condensed Consolidated Balance Sheets
                       (Dollars in thousands, except per share data)
                                         Unaudited

                                                                                                  September 30,      December 31,
                                    Assets                                                             2005              2004
                                    ------                                                        ------------       ------------
Current assets:
      Cash and cash equivalents                                                                   $     10,723       $     12,734
      Accounts receivable                                                                               10,311              7,996
      Inventories                                                                                        8,761              6,319
      Prepaid income taxes                                                                                  --                315
      Prepaid expenses                                                                                     685              1,527
      Deferred income taxes                                                                                351                321
                                                                                                  ------------       ------------
            Total current assets                                                                        30,831             29,212

 Property, plant and equipment, net                                                                     24,499             24,188

 Goodwill                                                                                               13,327              6,368
 Intangible assets with finite lives, net                                                                2,155                637
                                                                                                  ------------       ------------
                 Total assets                                                                     $     70,812       $     60,405
                                                                                                  ============       ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
      Trade accounts payable                                                                      $      1,557       $      1,466
      Accrued expenses                                                                                   2,174              1,212
      Accrued compensation and other benefits                                                            1,656              1,492
      Customer deposits                                                                                    165                852
      Dividends payable                                                                                     --                685
      Income tax payable                                                                                   511                 --
                                                                                                  ------------       ------------
            Total current liabilities                                                                    6,063              5,707

 Deferred income taxes                                                                                   3,588              3,461
 Other long-term obligations                                                                             1,039              1,003
                                                                                                  ------------       ------------
                 Total liabilities                                                                      10,690             10,171
                                                                                                  ------------       ------------

 Stockholders' equity:
    Preferred stock, $25 par value. Authorized 2,000,000
      shares; none issued and outstanding                                                                   --                 --
    Common stock, $.0667 par value. Authorized 25,000,000 shares; 7,730,517 shares issued and 7,727,217 outstanding at September 30, 2005 and 7,621,158 shares
      issued and outstanding at December 31, 2004                                                          515                508
    Additional paid-in capital                                                                           7,976              6,329
    Retained earnings                                                                                   51,719             43,397
    Treasury stock, at cost: 3,300 and 0 shares at September 30, 2005 and December 31, 2004,
      respectively                                                                                         (88)                --
                                                                                                  ------------       ------------
      Total stockholders' equity                                                                        60,122             50,234

                                                                                                  ------------       ------------
            Total liabilities and stockholders' equity                                            $     70,812       $     60,405
                                                                                                  ============       ============

See accompanying notes to condensed consolidated financial statements

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (unaudited)

                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                       September 30,
                                                 2005              2004             2005               2004
                                             -----------       -----------       -----------       -----------
Net sales                                    $    21,145       $    17,356       $    59,969       $    49,449

Cost of sales                                     13,496            11,137            38,026            31,594
                                             -----------       -----------       -----------       -----------

Gross profit                                       7,649             6,219            21,943            17,855

Operating expenses:
    Selling expenses                               1,200             1,252             3,511             3,612
    Research and development expenses                492               383             1,537             1,252
    General and administrative expenses            1,226             1,154             3,854             3,444
                                             -----------       -----------       -----------       -----------
                                                   2,918             2,789             8,902             8,308

                                             -----------       -----------       -----------       -----------
Earnings from operations                           4,731             3,430            13,041             9,547

    Other expenses (income):
    Interest (income)                                (46)              (22)             (155)              (74)
    Interest expense                                   2                61                 6               174
    Other, net                                       (82)               --               (82)              (12)
                                             -----------       -----------       -----------       -----------

Earnings before income tax expense                 4,857             3,391            13,272             9,459

    Income tax expense                             1,833             1,231             4,950             3,482
                                             -----------       -----------       -----------       -----------

Net earnings                                 $     3,024       $     2,160       $     8,322       $     5,977
                                             ===========       ===========       ===========       ===========

Net earnings per common share - basic        $      0.39       $      0.29       $      1.08       $      0.80
                                             ===========       ===========       ===========       ===========

Net earnings per common share - diluted      $      0.37       $      0.28       $      1.04       $      0.78
                                             ===========       ===========       ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                               2005              2004
                                                                                           -----------       -----------
                                                                                                      Unaudited
                                                                                                      ---------
Cash flows from operating activities:
    Net earnings                                                                           $     8,322       $     5,977

    Adjustments to reconcile net earnings to
    net cash provided by operating activities:
        Depreciation and amortization                                                            2,078             2,607
        Shares issued under employee benefit plans                                                 215               207
        Deferred income taxes                                                                       97               185
        Provision for doubtful accounts                                                            (32)                7
        Provision for income tax benefit of stock options                                          176                --
        Gain on sale of equipment                                                                  (82)              (12)
           Changes in assets and liabilities net of effects of acquisition of assets:
           Accounts receivable                                                                  (1,474)             (457)
           Inventories                                                                          (1,717)           (1,159)
           Prepaid expenses and other current assets                                               842               107
           Income taxes                                                                            826               979
           Customer deposits                                                                      (687)               --
           Accounts payable and accrued expenses                                                 1,217               304
           Other long-term obligations                                                              46                43
                                                                                           -----------       -----------
               Net cash provided by operating activities                                         9,827             8,788
                                                                                           -----------       -----------

Cash flows from investing activities:
        Capital expenditures                                                                    (1,186)             (820)
        Proceeds from sale of property, plant & equipment                                          389                91
        Cash paid for intangibles assets acquired                                                 (102)              (76)
        Acquisition of assets                                                                  (11,419)               --
                                                                                           -----------       -----------
               Net cash used in investing activities                                           (12,318)             (805)
                                                                                           -----------       -----------

Cash flows from financing activities:
        Principal payments on long-term debt                                                        --            (1,307)
        Proceeds from stock options and warrants exercised                                       1,263             1,814
        Dividends paid                                                                            (685)             (389)
        Purchase of treasury stock                                                                 (88)               --
        Other financing activities                                                                 (10)              (10)
                                                                                           -----------       -----------
               Net cash provided by financing activities                                           480               108
                                                                                           -----------       -----------

Increase in cash and cash equivalents                                                           (2,011)            8,091

Cash and cash equivalents beginning of period                                                   12,734             9,239
                                                                                           -----------       -----------
Cash and cash equivalents end of period                                                    $    10,723       $    17,330
                                                                                           ===========       ===========

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and
Article 10 of Regulation S-X and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - ACQUISITION OF ASSETS
------------------------------

Effective June 30, 2005, pursuant to an asset purchase agreement of same date (the "Asset Purchase Agreement"), the Company acquired certain assets of Loders Croklaan USA, LLC ("Seller") relating to the encapsulation, agglomeration and granulation business for a purchase price including acquisition costs of $9,885 plus $725 for certain product inventories and $809 for certain accounts receivable. With the exception of $985, which was paid during the quarter ended June 30, 2005, all of such payment was made on July 1, 2005 from the Company's cash reserves.

The Asset Purchase Agreement also provides for the contingent payment by the Company of additional consideration to Seller based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition. Such contingent consideration will be recorded as an additional cost of the acquired product lines.

The preliminary allocation of the purchase price of the acquisition has been assigned to the long-term net assets acquired as follows:

-----------------------------------------------------------
                                     Fair Value Recorded
                                     in Purchase Accounting
-----------------------------------------------------------
Equipment                               $    1,436
Customer List                                1,350
Patent                                         140
Goodwill                                     6,959
-----------------------------------------------------------
         Total                          $    9,885
-----------------------------------------------------------

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

==================================================================
                                                 Pro-Forma
                                            Three Months Ended
                                               September 30,
                                          2005             2004
------------------------------------------------------------------
Net sales                             $   21,145      $    18,586
Net earnings                               3,024            2,464
Basic EPS                                    .39              .33
Diluted EPS                                  .37              .32
==================================================================

==================================================================
                                                 Pro-Forma
                                            Nine months ended
                                                September 30,
                                          2005            2004
------------------------------------------------------------------
Net sales                             $   63,256      $    53,190
Net earnings                               8,894            6,975
Basic EPS                                   1.16              .93
Diluted EPS                                 1.11              .91
==================================================================

NOTE 3 - STOCK OPTION PLAN
--------------------------

At September 30, 2005, the Company has stock based employee compensation plans. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense is recorded on the date of grant  only if the  current  market  price of the  underlying  stock exceeds the exercise price. No stock based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement 123," which require the Company to provide pro forma net earnings and pro forma earnings per share disclosures for employee and director stock option grants made as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 has been applied. The following table illustrates the effect on net earnings and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

=================================================================================================================
                                                   Three Months Ended                 Nine months ended
                                                       September 30,                     September 30,
                                                   2005              2004              2005             2004
-----------------------------------------------------------------------------------------------------------------
Net Earnings
         Net earnings, as reported              $    3,024       $     2,160      $     8,322       $    5,977
         Deduct: Total stock-based employee
         compensation expense determined
         under fair value based method, net
         of related tax effects                       (154)             (216)            (462)            (602)
                                                --------------------------------------------------------------
Net earnings as adjusted                        $    2,870        $    1,944      $     7,860       $    5,375
                                                ==============================================================
Earnings per share:
         Basic EPS as reported                  $      .39        $      .29      $      1.08       $      .80
         Basic EPS as adjusted                  $      .37        $      .26      $      1.02       $      .72
         Diluted EPS as reported                $      .37        $      .28      $      1.04       $      .78
         Diluted EPS as adjusted                $      .35        $      .25      $       .98       $      .70
=================================================================================================================

The fair value of each stock option granted during the nine months ended September 30, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

=========================================================================================
                                                                 2005               2004
-----------------------------------------------------------------------------------------
Expected life (years)                                               4                  6
Expected volatility                                                28%                27%
Expected dividend yield                                           .36%               .32%
Risk-free interest rate                                          3.83%              3.64%
Weighted average fair value of options
granted                                                         $7.78             $10.06
=========================================================================================

NOTE 4 - INVENTORIES
--------------------

Inventories at September 30, 2005 and December 31, 2004 consist of the following:

============================================================================
                                            September 30,       December 31,
                                                2005               2004
----------------------------------------------------------------------------
Raw materials                               $      4,321      $      2,305
Finished goods                                     4,440             4,014
----------------------------------------------------------------------------
         Total inventories                  $      8,761      $      6,319
============================================================================

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at September 30, 2005 and December 31, 2004 are summarized as follows:

============================================================================
                                              September 30,    December 31,
                                                   2005             2004
----------------------------------------------------------------------------
Land                                          $        290    $        290
Building                                            10,256          10,241
Equipment                                           30,154          28,619
Construction in Progress                             1,044             387
----------------------------------------------------------------------------
                                                    41,744          39,537
Less: Accumulated depreciation                      17,245          15,349
----------------------------------------------------------------------------
   Net property, plant and equipment          $     24,499    $     24,188
============================================================================

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

The Company has goodwill in the amount of $13,327 and $6,368 at September 30, 2005 and December 31, 2004, respectively, subject to the provisions of SFAS Nos. 141 and 142. At September 30, 2005, the balance of goodwill includes the cost in excess of net assets acquired of the acquired assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business, described in note 2, of $6,959.

As of September 30, 2005 and December 31, 2004, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $2,391 and $7,915, respectively, less accumulated amortization of $236 and $7,278, respectively. At September 30, 2005, the gross carrying amount included a customer list and patent acquired as part of the acquisition of certain assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business, described in note 2. At December 31, 2004, the gross carrying amount and accumulated amortization included other customer lists and re-registration costs that were fully amortized during 2004. These fully amortized customer lists and re-registration costs were written-off on March 31, 2005 and, therefore, were not included in the gross carrying amount and accumulated amortization at September 30, 2005.

Identifiable intangible assets with finite lives at September 30, 2005 and December 31, 2004 are summarized as follows:

===============================================================================================================
                                                     Gross                           Gross
                              Amortization         Carrying       Accumulated       Carrying       Accumulated
                                 Period            Amount at     Amortization      Amount at      Amortization
                               (In years)           9/30/05       at 9/30/05        12/31/04       at 12/31/04
---------------------------------------------------------------------------------------------------------------
Customer lists                          10           $ 1,350               34         $ 6,760           $6,760
Re-registration costs                   10                11               --             356              356
Patents                              15-17               746              131             538              105
Trademarks                              17               209               46             207               37
Other                                    5                75               25              54               20
---------------------------------------------------------------------------------------------------------------
                                                     $ 2,391            $ 236         $ 7,915           $7,278
===============================================================================================================

Amortization of identifiable intangible assets was approximately $74 for the first nine months of 2005. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2005 is $49 and approximately $195 per annum for 2006 through 2009. At September 30, 2005, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangible assets with finite lives, net" in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2005.

NOTE 7 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

==============================================================================================================
                                                                   Net            Number of
                                                                 Earnings           Shares          Per Share
Three months ended September 30, 2005                          (Numerator)       (Denominator)        Amount
--------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                                 $3,024            7,727,868            $.39

Effect of dilutive securities - stock options                                         367,454
                                                                                    ---------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options             $3,024            8,095,322            $.37
==============================================================================================================

==============================================================================================================
                                                                   Net            Number of
                                                                 Earnings           Shares          Per Share
Three months ended September 30, 2004                          (Numerator)        (Denominator)       Amount
--------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                                 $2,160            7,534,202            $.29

Effect of dilutive securities - stock options                                         247,885
                                                                                    ---------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options             $2,160            7,782,087            $.28
==============================================================================================================

==============================================================================================================
                                                                   Net            Number of
                                                                 Earnings           Shares          Per Share
Nine months ended September 30, 2005                           (Numerator)       (Denominator)        Amount
--------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                                 $8,322            7,699,352          $1.08

Effect of dilutive securities - stock options                                         326,902
                                                                                    ---------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options             $8,322            8,026,254          $1.04
==============================================================================================================

==============================================================================================================
                                                                   Net              Number of
                                                                 Earnings             Shares        Per Share
Nine months ended September 30, 2004                            (Numerator)       (Denominator)       Amount
--------------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                                 $5,977            7,482,472          $.80

Effect of dilutive securities - stock options                                         196,259
                                                                                   ----------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options             $5,977            7,678,731          $.78
==============================================================================================================

The Company had stock options covering 204,000 and 106,800 shares at September 30, 2005 and 2004, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 8 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: specialty products, encapsulated / nutritional products (includes products relating to the the afforementioned June 30, 2005 acquisition of certain assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business) and BCP Ingredients, its unencapsulated feed supplements segment.

Business Segment Net Sales:

====================================================================================================================
                                            Three Months Ended                           Nine months ended
                                                September 30,                              September 30,
                                           2005                 2004                    2005                2004
--------------------------------------------------------------------------------------------------------------------
Specialty Products                      $     7,352         $      7,171           $     22,088        $     21,315
Encapsulated/Nutritional Products             8,503                6,504                 23,131              18,527
BCP Ingredients                               5,290                3,681                 14,750               9,607
--------------------------------------------------------------------------------------------------------------------
Total                                   $    21,145         $     17,356           $     59,969        $     49,449
====================================================================================================================

Business Segment Earnings:

====================================================================================================================
                                              Three Months Ended                          Nine months ended
                                                 September 30,                               September 30,
                                            2005                2004                   2005                2004
--------------------------------------------------------------------------------------------------------------------
Specialty Products                      $     2,846         $      2,697           $      8,377        $      7,795
Encapsulated/Nutritional Products               945                  345                  2,431                 901
BCP Ingredients                                 940                  388                  2,233                 851
Interest and other income (expense)             126                  (39)                   231                 (88)
--------------------------------------------------------------------------------------------------------------------
Earnings before income taxes            $     4,857         $      3,391           $     13,272        $      9,459
====================================================================================================================

NOTE 9- SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

Cash paid during the nine months ended September 30, 2005 and 2004 for income taxes and interest is as follows:

============================================================
                                  Nine months ended
                                   September 30,
                                2005                2004
------------------------------------------------------------
Income taxes               $      3,846       $       2,365
Interest                   $          6       $         174
============================================================

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

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 514,974 shares at an average cost of $6.17 per share, none of which remain in treasury. In June 2005, the board of directors authorized another extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 514,974 shares previously repurchased under the program. During the three months ended September 30, 2005, a total of 3,300 shares have been purchased at an average cost of $26.83 per share, all of which remain in treasury at September 30, 2005.

NOTE 11 - LONG TERM DEBT AND CREDIT AGREEMENTS
----------------------------------------------

There was no debt  outstanding  at  September  30,  2005.  On June 1, 2001,  the
Company and its principal bank entered into a loan agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P., (described in Note 4 of the Company's Form 10-K as of December 31, 2004). During the quarter ended December 31, 2004, the Company prepaid $7,839, the remaining balance of the Term Loan. Borrowings at September 30, 2004 included borrowings under the Term Loan bearing interest at LIBOR plus 1.25% (2.90% at September 30, 2004). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings, and impose certain other requirements as contained in the agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of September 30, 2005. The Revolving Facility was extended and now expires on May 31, 2006. Management believes that such facility will be renewed in the normal course of business.

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

Net periodic benefit cost for such retirement medical plan for the nine months ended September 30 was as follows:

=========================================================================
                                                     2005          2004
-------------------------------------------------------------------------
Service Cost                                      $     24       $     23
Interest Cost                                           38             37
Expected return on plan assets                          --             --
Amortization of transition obligation                   --             --
Amortization of prior service cost                     (11)            (8)
Amortization of (gain) or loss                          --             --
-------------------------------------------------------------------------
Net periodic benefit cost                         $     51       $     52
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

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement was originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require implementation no later than the beginning of the first fiscal year after June 15, 2005 (the year beginning January 1, 2006 for the Company). The Company is currently evaluating the impact of this standard on its results of operations and financial position.

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

NOTE 14 - SUBSEQUENT EVENT
--------------------------

On November 2, 2005, the Company, through its wholly owned subsidiary Balchem Minerals Corporation, entered into a definitive stock purchase agreement with Chelated Minerals Corporation ("CMC"), a privately held Utah corporation, and its shareholders to acquire all of the outstanding capital stock of CMC for a purchase price of $17,350. CMC is a manufacturer and global marketer of mineral nutritional supplements for livestock, pet and poultry feeds. The purchase price is subject to adjustment based upon CMC's working capital as of the closing date. The parties anticipate closing the transaction during the fourth quarter of 2005. For further details of this transaction, please refer to the Company's Form 8-K filing submitted to the U.S. Securities and Exchange Commission on November 7, 2005.

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

Encapsulated / Nutritional Products
-----------------------------------

The encapsulated / nutritional products segment provides mircoencapsulation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, packaging applications and shelf-life. Major end product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, nutritional supplementations and animal nutrition.

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

The following tables summarize consolidated net sales by segment and business segment earnings for the three and nine months ended September 30 (in thousands):

Business Segment Net Sales:

===================================================================================================================
                                             Three Months Ended                         Nine months ended
                                                September 30,                             September 30,
                                             2005               2004                    2005                2004
-------------------------------------------------------------------------------------------------------------------
Specialty Products                      $      7,352        $      7,171           $     22,088        $     21,315
Encapsulated/Nutritional Products              8,503               6,504                 23,131              18,527
BCP Ingredients                                5,290               3,681                 14,750               9,607
-------------------------------------------------------------------------------------------------------------------
Total                                   $     21,145        $     17,356           $     59,969        $     49,449
===================================================================================================================

Business Segment Earnings:

===================================================================================================================
                                               Three Months Ended                         Nine months ended
                                                  September 30,                             September 30,
                                               2005                2004                   2005                2004
-------------------------------------------------------------------------------------------------------------------
Specialty Products                      $     2,846         $     2,697            $     8,377         $     7,795
Encapsulated/Nutritional Products               945                 345                  2,431                 901
BCP Ingredients                                 940                 388                  2,233                 851
Interest and other income (expense)             126                 (39)                   231                 (88)
-------------------------------------------------------------------------------------------------------------------
Earnings before income taxes            $     4,857         $     3,391            $     13,272        $     9,459
===================================================================================================================

Share Repurchase Program
------------------------

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 514,974 shares at an average cost of $6.17 per share, none of which remain in treasury at December 31, 2004. In June 2005, the board of directors authorized another extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 514,974 shares previously repurchased under the program. During the three months ended September 30, 2005, a total of 3,300 shares have been purchased at an average cost of $26.83 per share, all of which remain in treasury at September 30, 2005. During the month of October 2005, the company purchased a total of 24,800 shares at an average cost of $ 26.92 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

                              RESULTS OF OPERATIONS
                              ---------------------

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Net Sales
---------

Net sales for the three months ended September 30, 2005 were $21,145 compared with $17,356 for the three months ended September 30, 2004, an increase of $3,789 or 21.8%. Net sales for the specialty products segment were $7,352 for the three months ended September 30, 2005 compared with $7,171 for the three months ended September 30, 2004, an increase of $181 or 2.5%. This increase was principally due to an increase in sales volume of ethylene oxide for medical device sterilization and propylene oxide for starch modification as well as a modest price increase adopted early in 2005 to help offset rising raw material costs. Net sales for the encapsulated / nutritional products segment were $8,503 for the three months ended September 30, 2005 compared with $6,504 for the three months ended September 30, 2004, an increase of $1,999 or 30.7% This increase was due principally to increased volumes sold in the domestic food market and approximately $1,800 associated with the Company's new pharmaceutical and food business lines resulting from the June 30, 2005 acquisition of certain assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business, as described in Note 2. The Company also experienced volume improvements in the animal health industry relating to REASHURE(TM), NITROSHURE(TM) and NIASHURE(TM), our microencapsulated niacin product for dairy cows, and the human choline market. These increases were partially offset by a decline in volumes sold in the international food and the nutritional supplement product lines. Net sales of $5,290 were realized for the three months ended September 30, 2005 for the BCP Ingredients (unencapsulated feed supplements) segment, which markets choline additives for the poultry and swine industries as well as industrial choline derivative products, as compared with $3,681 for the three months ended September 30, 2004, an increase of $1,609 or 43.7%. This increase was due to increased volumes sold in the dry choline, aqueous choline, and specialty industrial product lines, along with modest price increases in all three product lines.

Gross Margin
------------

Gross margin for the three months ended September 30, 2005 increased to $7,649 compared to $6,219 for the three months ended September 30, 2004. Gross margin percentage for the three months ended September 30, 2005 was 36.2% compared to 35.8% for the three months ended September 30, 2004. Margins for the specialty products segment increased slightly as increased sales volume, in addition to lower amortization expense, were partially offset by increases in raw material prices and distribution costs. Gross margin percentage in the encapsulated / nutritional products segment also increased slightly as margins were favorably affected by increased production, a result of greater sales volume as described above. Margins for BCP Ingredients increased 6.8% and were favorably affected by increased production volumes of choline chloride and specialty derivative products.

Operating Expenses
------------------

Operating expenses for the three months ended September 30, 2005 were $2,918 compared to $2,789 for the three months ended September 30, 2004, an increase of $129 or 4.6%. This increase was primarily a result of increased payroll costs, charges for search fees and relocation expenses associated with new hires. Total operating expenses as a percentage of sales were 13.8% for the three months ended September 30, 2005 compared to 16.1% for the three months ended September 30, 2004. During the three months ended September 30, 2005 and 2004, the Company spent $492 and $383, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

Earnings From Operations
------------------------

As a result of the foregoing, earnings from operations for the three months ended September 30, 2005 were $4,731 as compared to $3,430 for the three months ended September 30, 2004.

Other expenses (income)
-----------------------

Interest income for the three months ended September 30, 2005 totaled $46 as compared to $22 for the three months ended September 30, 2004. This increase is attributable to the increase in the average total cash balance. Interest expense was $2 for the three months ended September 30, 2005 compared to $61 for the three months ended September 30, 2004. This decrease is the result of the prepayment of the Company's outstanding loan balance in December 2004. Other income of $82 for the three months ended September 30, 2005 represents the net gain on the sale of equipment.

Income Tax Expense
------------------

The Company's effective tax rate for the three months ended September 30, 2005 and 2004 was 37.7% and 36.3%, respectively.

Net earnings
------------

As a result of the foregoing, net earnings were $3,024 for the three months ended September 30, 2005 as compared with $2,160 for the three months ended September 30, 2004, an increase of 40.0%.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Net Sales
---------

Net sales for the nine months ended September 30, 2005 were $59,969 compared with $49,449 for the nine months ended September 30, 2004, an increase of $10,520 or 21.3%. Net sales for the specialty products segment were $22,088 for the nine months ended September 30, 2005 compared with $21,315 for the nine months ended September 30, 2004, an increase of $773 or 3.6%. This increase was due principally to greater sales volumes of ethylene oxide for medical device sterilization and propylene oxide for starch modification as well as a modest price increase adopted early in 2005 to help offset rising raw material costs. This increase was partially offset by a decline in volumes sold in the ethylene oxide blends product line and single use ethylene oxide canisters for use in sterilization equipment. Net sales for the encapsulated / nutritional products segment were $23,131 for the nine months ended September 30, 2005 compared with $18,527 for the nine months ended September 30, 2004, an increase of $4,604 or 24.9%. This increase was due principally to increased volumes sold in the domestic food market and approximately $1,800 associated with the Company's new pharmaceutical and food business lines resulting from the June 30, 2005 acquisition of certain assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business, as described in Note 2. The Company also experienced volume improvements in the animal health industry relating to REASHURE(TM), NITROSHURE(TM) and NIASHURE(TM), our microencapsulated niacin product for dairy cows, and the human choline market. These increases were partially offset by a decline in volumes sold in the international food product lines and the nutritional supplement product line. Net sales of $14,750 were realized for the nine months ended September 30, 2005 in the BCP Ingredients segment compared with $9,607 for the nine months ended September 30, 2004, an increase of $5,143 or 53.5%. This increase was due to increased volumes sold in the dry choline, aqueous choline, and specialty industrial product lines, along with modest price increases in all three product lines.

Gross Margin
------------

Gross margin for the nine months ended September 30, 2005 increased to $21,943 compared to $17,855 for the nine months ended September 30, 2004. Gross margin percentage for the nine months ended September 30, 2005 was 36.6% as compared to 36.1% for the nine months ended September 30, 2004. Gross margin percentage for the specialty products segment increased slightly as a result of increased sales volume and product mix in addition to lower amortization expense, partially offset by increases in raw material prices and distribution costs. Gross margin percentage in the encapsulated / nutritional products segment increased 2.9% as margins were favorably affected by increased production, a result of greater sales volume as described above. Gross margin percentage in BCP Ingredients increased 5.3% and was favorably affected by increased production volumes of choline chloride and specialty derivative products.

Operating Expenses
------------------

Operating expenses for the nine months ended September 30, 2005 increased to $8,902 from $8,308 for the nine months ended September 30, 2004, an increase of $594 or 7.1%. Total operating expenses as a percentage of sales were 14.8% for the nine months ended September 30, 2005 compared to 16.8% for the nine months ended September 30, 2004. The increase in operating expense for the nine months ended September 30, 2005 was principally a result of new hires, increased charges for search fees associated with new hires and associated relocation expenses. These increases were partially offset by a decrease in selling expenses. During the nine months ended September 30, 2005 and 2004, the Company spent $1,537 and $1,252, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

Earnings From Operations
------------------------

As a result of the foregoing, earnings from operations for the nine months ended September 30, 2005 were $13,041 as compared to $9,547 for the nine months ended September 30, 2004.

Other expenses (income)
-----------------------

Interest income for the nine months ended September 30, 2005 totaled $155 as compared to $74 for the nine months ended September 30, 2004. This increase is attributable to the increase in the average total cash balance. Interest expense was $6 for the nine months ended September 30, 2005 compared to $174 for the nine months ended September 30, 2004. This decrease is the result of the prepayment of the Company's outstanding loan balance in December 2004. Other income of $82 for the nine months ended September 30, 2005 represents the net gain on the sale of equipment.

Income Tax Expense
------------------

The Company's effective tax rate for the nine months ended September 30, 2005 and 2004 was 37.3% compared to a 36.8% rate for the nine months ended September 30, 2004

Net earnings
------------

As a result of the foregoing, net earnings were $8,322 for the nine months ended September 30, 2005 as compared with $5,977 for the nine months ended September 30, 2004.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Contractual Obligations
-----------------------

As part of the June 30, 2005 acquisition of certain assets relating to the encapsulation, agglomeration and granulation business of Loders Croklaan USA, LLC, the asset purchase agreement provides for the contingent payment by the Company of additional consideration based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition. Such contingent consideration will be recorded as an additional cost of the acquired product lines. No such contingent consideration has been earned or paid as of September 30, 2005.

The Company's other contractual obligations and commitments principally include obligations associated with future minimum non-cancelable operating lease obligations (including for the headquarters office space entered into in 2002).

The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. As described in
Note 14, the Company, on November 2, 2005, through its wholly owned subsidiary Balchem Minerals Corporation, entered into a definitive stock purchase agreement with Chelated Minerals Corporation ("CMC"), a privately held Utah corporation, and its shareholders to acquire all of the outstanding capital stock of CMC for a purchase price of $17,350. CMC is a manufacturer and global marketer of mineral nutritional supplements for livestock, pet and poultry feeds. The purchase price is subject to adjustment based upon CMC's working capital as of the closing date. The parties anticipate closing the transaction during the fourth quarter of 2005. The Company could seek bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash
----

Cash and cash equivalents decreased to $10,723 at September 30, 2005 from $12,734 at December 31, 2004. The $2,011 decrease resulted primarily from an increase in net cash provided by operating activities and financing activities of $9,827 and $480, respectively, offset by net cash used in investing activities of $12,318 principally for the acquisition of certain assets of the Loders Croklaan USA, LLC fluidized bed encapsulation and granulation business on June 30, 2005. Working capital amounted to $24,768 at September 30, 2005 as compared to $23,505 at December 31, 2004, an increase of $1,263.

Operating Activities
--------------------

Cash flows from operating activities provided $9,827 for the nine months ended September 30, 2005 compared to $8,788 for the nine months ended September 30, 2004. The increase in cash flows from operating activities was primarily due to an increase in earnings and accounts payable and accrued expenses combined with a decrease in prepaid expenses and prepaid income taxes. This increase was partially offset by an increase in accounts receivable and inventories and a decrease in depreciation and amortization expense. The decrease in depreciation and amortization resulted from the completion of amortization of a customer list during the third quarter of 2004.

Investing Activities
--------------------

Property and equipment expenditures were $1,186 for the nine months ended September 30, 2005 compared to $820 for the nine months ended September 30, 2004. Cash paid for the acquisition of assets relating to the Loders Croklaan USA, LLC fluidized bed encapsulation and granulation business, including acquisition costs, was $11,419. With the exception of $985, which was paid during the quarter ended June 30, 2005, all of such payment was made on July 1, 2005 from the Company's cash reserves.

Financing Activities
--------------------

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 514,974 shares at an average cost of $6.17 per share, none of which remain in treasury at December 31, 2004. In June 2005, the board of directors authorized another extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 514,974 shares previously repurchased under the program. During the three months ended September 30, 2005, a total of 3,300 shares have been purchased at an average cost of $26.83 per share, all of which remain in treasury at September 30, 2005. During the month of October 2005, the company purchased a total of 24,800 shares at an average cost of $ 26.92 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

There was no debt  outstanding  at  September  30,  2005.  On June 1, 2001,  the
Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500 (the "Term Loan"), the proceeds of which were used to fund the acquisition of certain assets of DCV, Inc. and its affiliate Ducoa L.P. During the quarter ended December 31, 2004, the Company prepaid $7,839, the remaining balance of the Term Loan. Borrowings at September 30, 2004 included borrowings under the Term Loan bearing interest at LIBOR plus 1.25% (2.90% at September 30, 2004). Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings, and impose certain other requirements as contained in the agreement. The Loan Agreement also provides for a short-term revolving credit facility of $3,000

(the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of September 30, 2005 and 2004. The Revolving Facility was extended and now expires on May 31, 2006. Management believes that such facility will be renewed in the normal course of business.

Indebtedness under the Loan Agreement is secured by substantially all of the assets of the Company other than real properties.

Proceeds from stock options exercised totaled $1,263 and $1,814 for the nine months ended September 30, 2005 and 2004, respectively. Dividend payments were $685 and $389 for the nine months ended September 30, 2005 and 2004, respectively.

Other Matters Impacting Liquidity
---------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona facility. The amount recorded on the Company's balance sheet as of September 30, 2005 for this obligation is $979. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies
----------------------------

There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2004 Annual Report on Form 10-K, during the nine months ended September 30, 2005.

Related Party Transactions
--------------------------

The Company was not engaged in related party transactions during the three and nine months ended September 30, 2005 and all transactions of the Company during such period were at arms length.

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

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company's disclosure controls and procedures (including its internal controls and procedures), except for the disclosure controls and procedures of the Loders Croklaan encapsulation, agglomeration and granulation business, which were excluded from management's evaluation. We completed the acquisition of this business on June 30, 2005, and are currently conducting an assessment of the business' disclosure controls and procedures.

      Based upon management's evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in identifying the information required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission ("SEC"), including this Quarterly Report on Form 10-Q, and ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Date: November 8, 2005

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