Form 10-K
period 2005-12-31
BALCHEM CORP
filed 2006-03-16
CIK 9326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                         Commission file number: 1-13648
                    -----------------------------------------

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the common stock on the American Stock Exchange on June 30, 2005 was approximately $228,426,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's common stock was 11,646,731 as of March 1, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant's proxy statement for its 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") are incorporated by reference in Part III of this Report.

                                     Part I

Item 1. Business

General:

      Balchem Corporation ("Balchem" or the "Company"), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical and medical sterilization industries. The Company has three segments: specialty products, encapsulated / nutritional products and the unencapsulated feed supplements segment (also referred to in this report as "BCP Ingredients" or "BCP"). Products relating to choline animal feed for non-ruminant animals are primarily reported in the unencapsulated feed supplements segment. Human choline nutrient products and encapsulated products are reported in the encapsulated / nutritional products segment. Chelated products, nutritional products for the animal health industry, as well as calcium carbonate products for the pharmaceutical industry are also reported in the encapsulated / nutritional products segment.

      The Company sells its products through its own sales force, independent distributors and sales agents. Financial information concerning the Company's business, business segments and geographic information appears in the Notes to our Consolidated Financial Statements included under Item 8 below, which information is incorporated herein by reference.

      The Company operates three  subsidiaries,  all of which are  wholly-owned:
BCP Ingredients, Inc., a Delaware corporation; Balchem Minerals Corporation ("BMC"), a Delaware corporation; and Chelated Minerals Corporation ("CMC"), a Utah corporation. Unless otherwise stated to the contrary, or unless the context otherwise requires, references to the Company in this report includes Balchem and subsidiaries.

Encapsulated / Nutritional Products
-----------------------------------

      The encapsulated / nutritional products segment provides microencapsulation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, nutritional supplements and animal nutrition. We also market human grade choline nutrient products through this industry segment for wellness applications. Choline is recognized to play a key role in the structural integrity of cell membranes, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Balchem's portfolio of granulated calcium carbonate products are primarily used in, or in conjunction with, novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies in the United States.

      In the animal health industries, Balchem markets REASHURE(R) Choline, an encapsulated choline product that boosts health and milk production in transition and early lactation cows. Commercial sales are currently derived from the dairy industry where REASHURE(R) delivers nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels to dairy cows during certain weeks preceding and following calving, commonly referred to as the "transition period" of the animal. Also marketed in animal health is NITROSHURETM, an encapsulated urea supplement for lactating dairy cows that is designed to create a slow-release nitrogen source for the rumen, allowing for greater flexibility in feed rations for dairy nutritionists and producers, and NIASHURETM, our microencapsulated niacin product for dairy cows. In addition, CMC manufactures, sells and distributes chelated mineral supplements for use in animal feed industries throughout the world. CMC's proprietary chelation technology provides enhanced nutrient absorption for various species of domestic and companion animals.

Specialty Products
------------------

      The specialty products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

      Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance or appearance of the device being sterilized. The Company's 100% ethylene oxide product is distributed by the Company in uniquely designed, recyclable double-walled stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Transportation. The Company's inventory of these specially built drums, along with the Company's three filling facilities, represent a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are the Company's principal customers for this product. As a fumigant, ethylene oxide blends and propylene oxide are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials. In addition, the Company also sells single use canisters with 100% ethylene oxide for use in medical device sterilization.

      We sell two other products, propylene oxide and methyl chloride, principally to customers seeking smaller (as opposed to bulk) quantities whose requirements include timely delivery and safe handling. Propylene oxide is used for fumigation in spice treatment and in various chemical synthesis applications. It is also utilized in manufacturing operations to make paints more durable, and for manufacturing specialty starches and textile coatings. Methyl chloride is used as a raw material in specialty herbicides, fertilizers and pharmaceuticals, as well as in malt and wine preservers.

      Our specialty products segment operates as ARC Specialty Products.

BCP Ingredients
---------------

      This segment manufactures and supplies choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline plays a vital role in the metabolism of fat and the building and maintaining of cell structures. Choline deficiency can result in, among other symptoms, reduced growth and perosis in poultry, and fatty liver, kidney necrosis and general poor health condition in swine. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications. Choline chloride is manufactured and sold in both an aqueous and dry form and is sold through the Company's own sales force, independent distributors and sales agents.

Recent Developments
-------------------

      On November 7, 2005, the Company entered into a license agreement (the "License Agreement") with Project Management and Development Co., Ltd. ("PMD"), a corporation organized under the laws of Great Britain. The License Agreement gives PMD the right to utilize the Company's proprietary continuous manufacturing technology for the production of aqueous choline chloride ("Company Technology") in connection with PMD's construction and operation of an aqueous choline chloride production facility at PMD's Al-JuBail, Saudi Arabia petrochemical facility, currently scheduled for completion in 2008.

      The License Agreement provides PMD with the exclusive right to use Company Technology in certain countries, as well as the non-exclusive right to market, sell and use the products derived from Company Technology on a world-wide basis. The License Agreement further provides that the Company will be PMD's exclusive North American distributor for said products during the term of the agreement. The License Agreement terminates either 10 years from the start-up of the PMD's production facility or December 31, 2020, whichever is earlier.

      Pursuant to the License Agreement, PMD will pay the Company a license fee of $1,400,000 and fees of $840,000 for the delivery by the Company of certain preliminary drawings, specifications, process design documents containing Company Technology, and additional training. These fees are to be paid in installments upon achievement of certain performance milestones set forth in the License Agreement.

      The Company will provide certain performance guarantees associated with Company Technology. In the event that the PMD manufacturing facility, if properly designed and constructed, fails to attain said performance guarantees, liquidated damages may be assessed, but not exceeding 70% of the license fee.

      On February 8, 2006, the Company, through BMC, completed an acquisition of all of the outstanding capital stock of Chelated Minerals Corporation ("CMC"), a privately held Utah corporation, for a purchase price of $17,350,000 subject to adjustment based upon CMC's actual working capital and other adjustments.

      On February 6, 2006, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for a term loan of $10,000,000 (the "Term Loan"), the proceeds of which were used to fund the CMC acquisition, in part. The remaining balance of the purchase price of the CMC acquisition was funded through Balchem's cash on hand. The Term Loan is payable in equal monthly installments of principal, together with accrued interest, and has a maturity date of March 1, 2009. The Term Loan is subject to an interest rate equal to LIBOR plus 1.00%. The Loan Agreement also provides for a short-term revolving credit facility of $3,000,000 (the "New Revolving Facility"). Borrowings under the New Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility expires in February, 2007. Management believes that such facility will be renewed in the normal course of business.

Raw Materials:
--------------

      The raw materials utilized by the Company in the manufacture of its products are generally available from a number of commercial sources. The Company is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems; however, the Company cannot assure that will always be the case.

Intellectual Property:
----------------------

      The Company currently holds a number of patents and uses certain trade-names and trademarks. It also uses know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of its products. Formulae and know-how are of particular importance in the manufacture of a number of the Company's products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is currently so material to the Company that the expiration or termination of any single patent or group of patents would materially affect its business. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, its technical sales efforts and market conditions, rather than on any patent protection.

Licensing:
----------

      As discussed above under "Recent Developments", the Company entered into the License Agreement with PMD in November 2005 under which the Company granted to PMD the right to utilize the Company's proprietary continuous manufacturing technology for the production of aqueous choline chloride in connection with PMD's construction and operation of an aqueous choline chloride production facility at PMD's Al-JuBail, Saudi Arabia petrochemical facility, currently scheduled for completion in 2008.

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

Backlog:
--------

      At December 31, 2005, the Company had a total backlog of $2,688,000 (including $1,794,000 for the encapsulated / nutritional products segment, $548,000 for the specialty products segment and $346,000 for BCP Ingredients), as compared to a total backlog of $2,027,000 at December 31, 2004 (including $807,000 for the encapsulated / nutritional products segment, $812,000 for the specialty products segment and $408,000 for the BCP Ingredients segment). It has generally been the Company's policy and practice to maintain an inventory of finished products and / or component materials for its segments to enable it to ship products within a short time after receipt of a product order.

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

Research & Development:
-----------------------

      During the years ended December 31, 2005, 2004 and 2003, the Company incurred research and development expense of approximately $2.1 million, $1.8 million and $2.1 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the encapsulated / nutritional products segment. During the year ended December 31, 2005, an average of 15 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

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

Capital Projects:
-----------------

      Capital expenditures were approximately $1.8 million for 2005, compared to $1.2 million in 2004. Excluding property, plant and equipment acquired in the CMC acquisition described in Note 13 in our Consolidated Financial Statements, capital expenditures are projected to be approximately $2.3 million for 2006.

Environmental / Regulatory Matters:
-----------------------------------

      The Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"), as amended, a health and safety statute, requires that certain products within the Company's specialty products segment must be registered with the EPA because they are considered pesticides. In order to obtain a registration, an applicant typically must demonstrate through extensive test data that its product will not cause unreasonable adverse effects on the environment. The Company holds an EPA registration permitting it to sell ethylene oxide as a medical device sterilant and spice fumigant. The Company is in the process of re-registering this product's use in compliance with FIFRA re-registration requirements for all pesticide products. In December 2004, the EPA informed the Company and the other technical registrant under the current registration that the Agency was beginning the 6-phase process to develop a Re-registration Eligibility Decision
(RED) for this product. The EPA intends to finalize the RED by August 2006 in accordance with the statutory mandate of the Food Quality Protection Act of 1996. This multi-phase process has recently entered Phase 5, and the EPA has stated that they still intend to finalize the process by the statutory deadline. The Company has actively participated in the RED process and will continue to do so until its conclusion. As of this date, the EPA has expressed concerns about dietary exposures to a reaction product, as well as occupational exposures to the product itself. The EPA requested additional information from the industry which the Company will be actively involved in providing. The EPA has also indicated that additional testing may be required in order to maintain the current uses. The Company believes that the use will continue to be permitted, although the Agency may require some additional restrictions on the current uses. Additionally, the product, when used as a medical device sterilant, has no known equally effective substitute. Management believes absence of availability of this product could not be easily tolerated by various medical device manufacturers and the health care industry due to the resultant infection potential, if the product were unavailable.

      Under California's Proposition 65 (Safe Drinking Water and Toxic Enforcement Act of 1986), 100% ethylene oxide, when used as a sterilant or fumigant, is listed by the State of California as a carcinogen and reproductive toxin. As a result, the Company is required to provide a prescribed warning to any person in California who may be exposed to this product. Failure to provide such warning would result in liability of up to $2,500 per day per person exposed.

      The Company's facility in Verona, Missouri, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources ("MDNR") included removal of dioxin contaminated soil and equipment, capping of areas of residual contamination in four relatively small areas of the site separate from the manufacturing facilities, and the installation of wells to monitor groundwater and surface water contamination for certain organic chemicals. No ground water or surface water treatment was required. The Company believes that remediation of the site is complete. In 1998, the EPA certified the work on the contaminated soils to be complete. In February 2000, after the conclusion of two years of monitoring groundwater and surface water, the former owner submitted a draft third party risk assessment report to the EPA and MDNR recommending no further action. The prior owner is awaiting the response of the EPA and MDNR to the draft risk assessment.

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

Employees:
----------

      As of March 1, 2006, the Company employed approximately 200 persons. Approximately 50 employees at the Company's Verona, Missouri facility are covered by a collective bargaining agreement which expires in 2007.

Item 1A. Risk Factors

      This Report contains  "forward-looking  statements"  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. We can not assure you that the expectations reflected in forward-looking statements will prove correct. Various factors could cause results to differ materially from our expectations, such as:

      o     changes in laws or regulations affecting our operations;

      o     changes in our business tactics or strategies;

      o     acquisitions of new or complementary operations;

      o     sales of any of our existing operations;

      o changing market forces or contingencies that necessitate, in our judgment, changes in our plans, strategy or tactics; and

      o fluctuations in the investment markets or interest rates, which might materially affect our operations or financial condition.

      In addition, the following matters, and all forward-looking statements, are qualified in their entirety by these cautionary statements:

      Increased competition would hurt our business and financial results.

      We face competition in our markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than we do. Our competitive position is based principally on performance, quality, customer support, service, breadth of product line, manufacturing or packaging technology and the selling prices of our products. Our competitors can be expected to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We may not have sufficient resources to maintain our current competitive position or market share.

      One of our customers accounts for about 10% of our business; the loss of that customer could adversely impact our business and financial results.

      Due to consolidation of customer businesses in the contract sterilization industry, we have one specialty products customer, which accounted for approximately 9% and 11% of our net sales in 2005 and 2004, respectively. This customer accounted for 8% and 10% of our accounts receivable net balance at December 31, 2005 and 2004, respectively. The loss of this customer could have a material adverse effect on our business and financial results.

      The loss of governmental permits and approvals would materially harm some of our businesses.

      Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals, including an EPA registration for our ethylene oxide sterilant product. We maintain an EPA registration of ethylene oxide as a medical device sterilant and fumicide. We are in the process of re-registering this product in accordance with FIFRA. There is no guaranty that the EPA will continue to allow registration of ethylene oxide for the uses mentioned above. The failure of the EPA to allow re-registration of ethylene oxide would have a material adverse impact on our business.

      Our Channahon, Illinois manufacturing facility manufactures our calcium carbonate line of pharmaceutical ingredients. This facility is registered with the United States Food and Drug Administration ("FDA") as a drug manufacturing facility. These products also must be manufactured in conformity with current Good Manufacturing Practice (cGMP) regulations as interpreted and enforced by the FDA. Modifications, enhancements or changes in manufacturing facilities or procedures of our pharmaceutical products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain. Our Channahon, Illinois facility, as well as those of any third-party cGMP manufacturers that we may use, are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if the results of these inspections are unsatisfactory. Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production, enforcement actions, injunctions and criminal prosecution.

      Permits and approvals may be subject to revocation, modification or denial under certain circumstances. Our operations or activities (including the status of compliance by the prior owner of the Verona, Missouri facility under Superfund remediation) could result in administrative or private actions, revocation of required permits or licenses, or fines, penalties or damages, which could have an adverse effect on us. In addition, we can not predict the extent to which any legislation or regulation may affect the market for our products or our cost of doing business.

      Raw material shortages or price increases would adversely affect our business and financial results.

      The principal raw materials that we use in the manufacture of our products can be subject to price fluctuations. While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, these changes may not occur simultaneously or to the same degree. At times, we may be unable to pass increases in raw material costs through to our customers in the form of price increases. Increases in the price of raw materials, if not offset by product price increases, would have an adverse impact on our profitability. We are not experiencing any current difficulties in procuring raw materials and we do not anticipate any such problems. However, we can not assure you that this will always be the case.

      Our financial success depends in part on the reliability and sufficiency of our manufacturing facilities.

      Our revenues depend on the continued operation of our manufacturing, packaging, and processing facilities. The operation of our facilities involves risks, including the breakdown, failure, or substandard performance of equipment, power outages, the improper installation, or operation of equipment, explosions, fires, natural disasters and the need to comply with environmental and other directives of governmental agencies. The occurrence of material operational problems, including but not limited to the above events, could adversely affect our profitability during the period of such operational difficulties.

      Our failure or inability to protect our intellectual property could harm our business and financial results.

      We hold 15 patents in the United States and overseas, as well as utilize certain unpatented trade secrets. Third parties could seek to challenge, invalidate or circumvent our patents. Moreover, there could be successful claims against us alleging that we infringe the intellectual property rights of others. If we are unable to protect all of our intellectual property rights, or if we are found to be infringing the intellectual property rights of others, there could be an adverse effect on our business and financial results. Our competitive position also depends on unpatented trade secrets. Competitors could independently develop substantially equivalent proprietary information, which could hurt our business and financial results.

      We face risks associated with our sales to customers outside the United States.

      For the year ended December 31, 2005, approximately 7% of our net sales consisted of sales outside the United States, predominately to Europe, Japan and Mexico. Such sales are generally denominated in U.S. Dollars at a specific price per unit. Changes in the relative values of currencies take place from time to time and could in the future adversely affect prices foreign customers are willing to pay for our products. In addition, international sales are subject to other inherent risks, including possible labor unrest, political instability, export duties and quotas. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

      Our success depends in large part on our key personnel.

      Our operations significantly depend on the continued efforts of our senior executives. The loss of the services of certain executives for an extended period of time could have a material adverse effect on our business and financial results.

      Litigation can be costly and can adversely affect our business and financial results.

      We, like all companies involved in the food and pharmaceutical industries, are subject to potential claims for product liability relating to our products. Such claims, irrespective of their outcomes or merits, could be time-consuming and expensive to defend, and could result in the diversion of management time and attention. Any of these situations could have a material adverse effect on our business and financial results. It is possible that an adverse result in Casey Liesse, et al. v. AGA AB, et al. (please see Item 3 of the Report) or other legal proceedings commenced against us could have a negative impact on our financial condition or liquidity.

      If we are unable to increase sales to the pharmaceutical industry, our future growth could be limited.

      A significant part of our future growth depends on our ability to increase the sales of our current pharmaceutical product line, as well as the development of new products for use in the pharmaceutical industry. Our inability to execute this strategy could have an adverse effect on our future rate of growth.

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

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

      In February 2002, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space in New Hampton, New York. The office space is serving as the Company's general offices and as laboratory facilities for the Company's encapsulated / nutritional products business.

      Manufacturing facilities owned by the Company for its encapsulated products segment and a blending, drumming and terminal facility for the Company's ethylene oxide business, are presently housed in three buildings located in Slate Hill, New York comprising a total of approximately 51,000 square feet. The Company owns a total of approximately 16 acres of land on two parcels in this community.

      The Company also owns a facility located on an approximately 24 acre parcel of land in Green Pond, South Carolina. The site consists of a drumming facility, a canister filling facility, a maintenance building and an office building. The Company uses this site for processing products in its specialty products segment. The Green Pond site comprises a total of approximately 34,000 square feet.

      The Verona, Missouri site, which is located on approximately 100 acres, consists of manufacturing facilities relating to choline animal feed, human choline nutrients, and a drumming facility for the Company's ethylene oxide business, together with buildings utilized for warehousing such products. The Verona site comprises a total of approximately 151,000 square feet. The facility, while under prior ownership, was designated by the EPA as a Superfund site as noted in the previous discussion under Item 1 "Environmental / Regulatory Matters."

      The Company leases production and warehouse space in Channahon, Illinois as a result of the June 30, 2005 acquisition of certain assets of Loders Croklaan USA, LLC, as described in Note 4 to our Consolidated Financial Statements. The Company uses this facility for production related to the Company's pharmaceutical line of business. The initial term of the lease is effective through September 30, 2010, subject to earlier termination by Balchem upon sixty (60) days notice, or by the landlord, upon sixty (60) days notice, but only in the event the landlord no longer is required to maintain its Title V Air Permit, issued by the United States Environmental Protection Agency, applicable to the landlord's entire operation at its manufacturing facility, adjacent to Balchem's leased facility. The Company's leased space in Channahon, Illinois totals approximately 26,000 square feet.

      The Company, through CMC, owns a manufacturing facility and warehouse located upon approximately 5 acres of land in Salt Lake City, Utah as a result of its acquisition of Chelated Minerals Corporation described in Note 13 to our Consolidated Financial Statements. The Company manufactures and distributes its chelated mineral nutrients for animal feed products at this location. The Company's buildings in Salt Lake City, Utah comprise a total of approximately 16,500 square feet.

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

      Casey Liesse, et al. v. AGA AB, et al., Circuit Court of Cook County, Illinois, Case No. 02 L 000498, was commenced in 2002 against over 80 defendants, among which is the Company. The action alleges that nineteen individual plaintiffs were exposed to ethylene oxide and other chemicals used for sterilizing or cleaning medical instruments during their employment at a hospital in Harvey, Illinois. As a result of the alleged exposure, the plaintiffs claim they have suffered various physical and psychological injuries. During the time period plaintiffs suffered their alleged injuries, the Company was in the business of repackaging and distributing ethylene oxide, among other products. The Company never sold any product to the hospital but has been joined due to the fact that it distributed ethylene oxide for medical device sterilization to other companies that blend ethylene oxide for sales to the hospital noted. On February 9, 2006 by way of Order of the aforementioned Court, Balchem's Motion for Summary Judgment, which sought dismissal of all claims against Balchem, was granted with respect to all claims of negligence, products liability and/or conspiracy by Plaintiff against Balchem. While this decision is subject to appeal, the ruling dismisses the Plaintiff's case in chief against Balchem. Balchem is still subject to ancillary claims of indemnification and contribution relating to certain other defendants that were not dismissed from the matter.

      The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these proceedings will not have a material effect on the Company's financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

      (a)   Market Information.

      On December 15, 2005, the Board of Directors of the Company approved a three-for-two split of the Company's common stock to be effected in the form of a stock dividend to shareholders of record on December 30, 2005. Such stock dividend was made on January 20, 2006. The stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock.

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

      All references to number of common shares and per share amounts except shares authorized in the accompanying consolidated financial statements were retroactively adjusted to reflect the effect of the December 2005 stock split.

      The Company's common stock is traded on the American Stock Exchange under the symbol BCP. The high and low closing prices for the common stock as recorded in the American Stock Exchange Market Statistical Reports for 2005 and 2004, for each quarterly period during the past two years, adjusted for the December 2005 and 2004 three-for-two stock splits (effected by means of stock dividends) were as follows:

=========================================================
Quarterly Period                     High          Low
---------------------------------------------------------
Ended March 31, 2005               $  16.67      $  14.47
Ended June 30, 2005                   20.05         14.57
Ended September 30, 2005              21.63         17.54
Ended December 31, 2005               19.87         17.34
=========================================================

=========================================================
Quarterly Period                     High          Low
---------------------------------------------------------
Ended March 31, 2004               $  11.94      $  10.00
Ended June 30, 2004                   12.45         10.78
Ended September 30, 2004              13.33         11.96
Ended December 31, 2004               15.51         13.02
=========================================================

      (b)   Record Holders.

      As of March 1, 2006, the approximate number of holders of record of the Company's common stock was as follows:

               Title of Class              Number of Record Holders
               --------------              ------------------------

      Common Stock, $.06-2/3 par value                194*

      *An unknown number of stockholders hold stock in street name. The total number of beneficial owners of the Company's common stock is estimated to be approximately 5,706.

      (c)   Dividends.

      The Company declared cash dividends of $0.09 and $0.06 per share on its common stock during its fiscal years ended December 31, 2005 and 2004, respectively (after giving effect to the December 2005 and 2004 three-for-two stock splits).

      For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

Item 6. Selected Financial Data

All dollar amounts are in thousands (other than per share amounts). Earnings per
share  and  dividend   amounts  have  been   adjusted  for  the  December   2005
three-for-two stock split (effected by means of a stock dividend).

                                          (In thousands, except per share data)
========================================================================================
Year ended December 31,        2005(1)(2)    2004(1)     2003(1)     2002(1)     2001(1)
----------------------------------------------------------------------------------------
Statement of Operations Data
----------------------------
Net sales                       $ 83,095    $ 67,406    $ 61,875    $ 60,197    $ 46,142
Earnings before income
   tax expense                    17,191      12,715       8,763      11,845       8,369
Income tax expense                 6,237       4,689       3,125       4,429       3,259
Net earnings                      10,954       8,026       5,638       7,416       5,110
Basic net earnings per
   common share                 $    .95    $    .71    $    .52    $    .69    $    .49
Diluted net earnings per
   common share                 $    .91    $    .69    $    .50    $    .67    $    .47
----------------------------------------------------------------------------------------

========================================================================================
At December 31,                   2005        2004        2003        2002        2001
----------------------------------------------------------------------------------------
Balance Sheet Data
------------------
Total assets                    $ 75,141    $ 60,405    $ 56,906    $ 53,298    $ 44,477

Long-term debt                        --          --       7,839       9,581      11,323
Other long-term
   obligations                     1,043       1,003         985         964         994
Total stockholders' equity        60,933      50,234      39,781      33,269      25,332
Dividends per common share      $    .09    $    .06    $   .035    $   .035    $   .029
========================================================================================

      (1) Includes the operating results, cash flows, assets and liabilities relating to the acquisition of certain assets and product lines of DCV, Inc. and its affiliate DuCoa L.P. from the date of acquisition (June 1, 2001) forward.

      (2) Includes the operating results, cash flows, and assets relating to the acquisition of certain assets and product lines of Loders Croklaan USA, LLC from the date of acquisition (July 1, 2005) forward.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Report  contains  forward-looking  statements,  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The actions and performance of the Company could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A above. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

                              RESULTS OF OPERATIONS
                              ---------------------

      Overview
      --------

      The Company develops, manufactures, distributes and markets specialty performance ingredients and products for the food, pharmaceutical, feed and medical sterilization industries. The Company's reportable segments are strategic businesses that offer products and services to different markets. The Company presently has three reportable segments: specialty products; encapsulated / nutritional products; and BCP Ingredients.

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

      Encapsulated / Nutritional Products
      -----------------------------------

      The encapsulated / nutritional products segment provides microencapsulation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, packaging applications and shelf-life. Major end product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, nutritional supplementations and animal nutrition. We also market human grade choline nutrient products through this industry segment for wellness applications. Choline is recognized to play a key role in the structural integrity of cell membranes, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Balchem's portfolio of granulated calcium carbonate products are primarily used in novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies in the United States.

      Management believes this segment's key strengths are its proprietary technology and end-product application capabilities. The success of the Company's efforts to increase revenue in this segment is highly dependent on the timing of marketing launches of new products in the U.S. and international food and nutrition markets by the Company's customers and prospects. The Company, through its innovative proprietary technology and applications expertise, continues to develop new products designed to solve and respond to customer problems and needs. Sales of products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of existing successful university research on the animal health benefits of the Company's products.

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

      The following tables summarize consolidated net sales by segment and business segment earnings (loss) for the three years ended December 31 (in thousands):

Business Segment Net Sales:
==========================================================================================
                                                           2005        2004         2003
------------------------------------------------------------------------------------------
Specialty Products                                       $ 29,433    $ 28,767     $ 26,163
Encapsulated/Nutritional Products                          32,499      24,759       24,043
BCP Ingredients                                            21,163      13,880       11,669
------------------------------------------------------------------------------------------
Total                                                    $ 83,095    $ 67,406     $ 61,875
==========================================================================================

Business Segment Earnings (Loss) Before Income Taxes:
==========================================================================================
                                                           2005        2004         2003
------------------------------------------------------------------------------------------
Specialty Products                                       $ 11,007    $ 10,693     $  9,409
Encapsulated/Nutritional Products                           3,217         992         (962)
BCP Ingredients                                             2,679       1,112          568
Interest and other income (expense)                           288         (82)        (252)
------------------------------------------------------------------------------------------
Earnings before income taxes                             $ 17,191    $ 12,715     $  8,763
==========================================================================================

Fiscal Year 2005 compared to Fiscal Year 2004
(All amounts in thousands, except share and per share data)

      Net Sales
      ---------

      Net sales for 2005 were $83,095 compared with $67,406 for 2004, an increase of $15,689 or 23.3%. Net sales for the specialty products segment were $29,433 for 2005 compared with $28,767 for 2004, an increase of $666 or 2.3%. This increase was due principally to greater sales volumes of ethylene oxide for medical device sterilization and propylene oxide for starch modification as well as a modest price increase adopted early in 2005 to help offset rising raw material costs. This increase was partially offset by a decline in volumes sold in the ethylene oxide blends product line and single use ethylene oxide canisters for use in sterilization equipment. Net sales for the encapsulated / nutritional products segment were $32,499 for 2005 compared with $24,759 for 2004, an increase of $7,740 or 31.3%. This increase was due principally to increased volumes sold in the domestic food and human choline markets and approximately $3,300 associated with the Company's new pharmaceutical and food business lines resulting from the June 30, 2005 acquisition of certain assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business, as described in Note 4 to our Consolidated Financial Statements. The Company also experienced volume improvements in the animal health industry relating to REASHURE(R), NITROSHURETM and NIASHURETM, our microencapsulated niacin product for dairy cows. These increases were partially offset by a decline in volumes sold in the international food product lines and the nutritional supplement product line. Net sales of $21,163 were realized for 2005 in the BCP Ingredients segment compared with $13,880 for 2004, an increase of $7,283 or 52.5%. This increase was due to increased volumes sold in the dry choline, aqueous choline, and specialty industrial product lines, along with modest price increases in all three product lines.

      Gross Margin
      ------------

      Gross margin for 2005 increased to $28,680 compared to $23,806 for 2004, an increase of 20.5%, due largely to the above noted increase in sales. Gross margin percentage for 2005 was 34.5% as compared to 35.3% for 2004 as our margin percentage was unfavorably affected by product mix and higher raw material and energy costs. Gross margin percentage for the specialty products segment decreased slightly primarily due to rising raw material costs. Gross margin percentage in the encapsulated / nutritional products segment increased 1.8% as margins were favorably affected by increased production, a result of greater sales volume as described above. Gross margin percentage in BCP Ingredients increased 3.8% and was favorably affected by increased production volumes of choline chloride and specialty derivative products.

      Operating Expenses
      ------------------

      Operating expenses for 2005 increased to $11,777 from $11,009 for 2004, an increase of $768 or 7.0%. Total operating expenses as a percentage of sales were 14.2% for 2005 compared to 16.3% for 2004. The increase in operating expenses for 2005 was principally a result of new hires, increased charges for search fees associated with new hires and associated relocation expenses. These increases were partially offset by a decrease in selling expenses. During 2005 and 2004, the Company spent $2,053 and $1,752, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

      Earnings From Operations
      ------------------------

      As a result of the foregoing, earnings from operations for 2005 were $16,903 as compared to $12,797 for 2004, reflecting a 32.1% increase from year to year.

      Other Expenses (Income)
      -----------------------

      Interest income for 2005 totaled $214 as compared to $125 for 2004. This increase is attributable to an increase in the Company's average cash balance during 2005. Interest expense was $8 for 2005 compared to $219 for 2004. This decrease is the result of the prepayment of the Company's outstanding loan balance in December 2004. Other income of $82 in 2005 represents the net gain on the sale of equipment.

      Income Tax Expense
      ------------------

      The Company's effective tax rate for 2005 was 36.3% compared to a 36.9% rate for 2004.

      Net Earnings
      ------------

      As a result of the foregoing, net earnings were $10,954 for 2005 as compared with $8,026 for 2004, reflecting a 36.5% increase from 2004 to 2005.

Fiscal Year 2004 compared to Fiscal Year 2003
(All amounts in thousands, except share and per share data)

      Net Sales
      ---------

      Net sales for 2004 were $67,406 compared with $61,875 for 2003, an increase of $5,531 or 8.9%. Net sales for the specialty products segment were $28,767 for 2004 compared with $26,163 for 2003, an increase of $2,604 or 10.0%.
This increase was due principally to greater sales volumes of ethylene oxide for medical device contractor sterilization and single use ethylene oxide canisters for use in sterilization equipment. Net sales for the encapsulated / nutritional products segment were $24,759 for 2004 compared with $24,043 for 2003, an increase of $716 or 3.0%, led by volume improvements in the domestic food market as well as increasing dairy industry acceptance of NITROSHURE TM, which we launched in the first quarter of 2004. Sales in this segment were negatively affected by competitive pressures in the human food and nutrition markets which resulted in lower average selling prices as compared to the prior year. Net sales of $13,880 were realized for 2004 in the BCP Ingredients segment compared with $11,669 for 2003, an increase of $2,211 or 18.9%. This increase was due principally to increased volumes sold in the aqueous and dry choline product lines, along with some very modest price increases in both product lines.

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

      Net Earnings
      ------------

      As a result of the foregoing, net earnings were $8,026 for 2004 compared with $5,638 for 2003, reflecting a 42.4% increase from 2003 to 2004.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

      Contractual Obligations
      -----------------------

      The Company's contractual obligations and commitments principally include obligations associated with future minimum non-cancelable operating lease obligations (including the headquarters office space entered into in 2002). These aggregate commitments are as follows:

==========================================
            Year
------------------------------------------
2006                               $   562
2007                                   521
2008                                   478
2009                                   569
2010                                   150
Thereafter                              21
------------------------------------------

Total minimum lease payments       $ 2,301
==========================================

      As part of the June 30, 2005 acquisition of certain assets relating to the encapsulation, agglomeration and granulation business of Loders Croklaan USA, LLC, the Asset Purchase Agreement provides for the contingent payment by the Company of additional consideration based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition. Such contingent consideration will be recorded as an additional cost of the acquired product lines. No such contingent consideration has been earned or paid as of December 31, 2005.

      The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

      The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. As described in
Note 13 to our Consolidated Financial Statements, on February 8, 2006, the Company, through its wholly owned subsidiary Balchem Minerals Corporation, acquired all of the outstanding capital stock of Chelated Minerals Corporation ("CMC"), a privately held Utah corporation, for a purchase price of $17,350 before working capital and other adjustments. CMC is a manufacturer and global marketer of mineral nutritional supplements for livestock, pet and poultry feeds.

      Cash
      ----

      Cash and cash equivalents increased to $12,996 at December 31, 2005 from $12,734 at December 31, 2004. The $262 increase resulted from an increase in net cash provided by operating activities of $13,698 offset by net cash used in investing activities of $12,943 and cash used in financing activities of $493. Working capital amounted to $26,116 at December 31, 2005 as compared to $23,505 at December 31, 2004, an increase of $2,611.

      Operating Activities
      --------------------

      Cash flows from operating activities provided $13,698 for 2005 as compared with $12,145 for 2004. The increase in cash flows from operating activities was due primarily to increases in net income, accounts payable and accrued expenses, and income taxes. The foregoing was partially offset by an increase in accounts receivable and inventories and a decrease in amortization expense.

      Investing Activities
      --------------------

      Capital expenditures were approximately $1,800 for 2005. Excluding property, plant and equipment acquired in the CMC acquisition described in Note 13 in our Consolidated Financial Statements, capital expenditures are projected to be approximately $2.3 million for 2006. Cash paid for the acquisition of assets relating to the Loders Croklaan USA, LLC fluidized bed encapsulation and granulation business, including acquisition costs, was $11,419. With the exception of $985, which was paid during the quarter ended June 30, 2005, all of such payment was made on July 1, 2005 from the Company's cash reserves.

      The overall effect of the foregoing was that cash flows used in investing activities were $12,943 in 2005 and $1,229 in 2004.

      Financing Activities
      --------------------

      In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended through 2006, the Company had, as of December 31, 2004, repurchased a total 514,974 shares at an average cost of $6.17 per share, none of which remained in treasury at December 31, 2004. In June 2005, the board of directors authorized another extension of the stock repurchase program for up to an additional 600,000 shares, over and above those 514,974 shares previously repurchased under the program. During 2005, a total of 66,300 shares have been purchased at an average cost of $18.07 per share, 64,016 of which remain in treasury at December 31, 2005. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

      There was no debt outstanding at December 31, 2005 or 2004. In June 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500, which was subsequently paid in full in December 2004. The Loan Agreement provided for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of December 31, 2005 and 2004.

      On February 8, 2006, the Company, through its wholly owned subsidiary BMC, completed an acquisition of all of the outstanding capital stock of CMC, a privately held Utah corporation, for a purchase price of $17,350 subject to adjustment based upon CMC's actual working capital and other adjustments. On February 6, 2006, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for a term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the acquisition, in part. The remaining balance of the purchase price of the acquisition was funded through Balchem's cash on hand. The Term Loan is payable in equal monthly installments of principal, together with accrued interest, and has a maturity date of March 1, 2009. The Term Loan is subject to an interest rate equal to LIBOR plus 1.00%. The New Loan Agreement also provides for a short-term revolving credit facility of $3,000 (the "New Revolving Facility"). Borrowings under the New Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility expires in February, 2007. Management believes that such facility will be renewed in the normal course of business.

      Proceeds from stock options exercised totaled $1,409 and $2,563 for 2005 and 2004, respectively. Dividend payments were $685 and $389 for 2005 and 2004, respectively.

      The overall effect of the foregoing was that cash flows used in financing activities were $493 in 2005 and $7,421 in 2004.

      Other Matters Impacting Liquidity
      ---------------------------------

      The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona, Missouri facility. The amount recorded on the Company's balance sheet as of December 31, 2005 for this obligation is $987. The postretirement plan is not funded. Historical cash payments made under such plan approximated $50 per year.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare. There was no impact of the subsidy on the postretirement benefit obligation and net periodic cost in 2005 or 2004 as Medicare eligible retirees are not covered under the Company's plan.

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

      Revenue Recognition
      -------------------

      Revenue is recognized upon product shipment, passage of title and risk of loss, and when collection is reasonably assured. The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In addition, the Company follows the provisions of the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.

      Revenue related to a process and product license agreement is recognized using the percentage of completion method and the progress to completion is measured using the efforts-expended method. The Company follows the provisions of the Financial Accounting Standards Board's (FASB) Statement of Position (SOP) 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." Revenue is recognized as work is performed and costs are incurred.

      Inventories
      -----------

      Inventories are valued at the lower of cost (first in, first out or average) or market value and have been reduced by an allowance for excess or obsolete inventories. Inventory reserves are generally recorded when the inventory for a product exceeds twelve months of demand for that product and/or when individual products have been in inventory for greater than six months.

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

      Goodwill, which is not subject to amortization, is tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. If an indicator of impairment exists, the Company determines the amount of impairment based on a comparison of the implied fair value of its goodwill to its carrying value.

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

      Post-employment Benefits
      ------------------------

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

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare. There was no impact of the subsidy on the postretirement benefit obligation and net periodic cost in 2005 or 2004 as Medicare eligible retirees are not covered under the Company's plan.

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

      New Accounting Pronouncements:

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), Shared-Based Payment which supersedes Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The requirements of SFAS 123(R) are effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company will be required to adopt the provisions of SFAS 123(R) as of January 1, 2006. Under FAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either modified-retrospective or modified-prospective adoption. Under the modified-retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123(R), while the modified-retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company plans to adopt SFAS No. 123 (R) using the modified-prospective method. Adoption of SFAS 123(R) will have no impact on the historical financial statements included in this Annual Report on Form 10-K. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would not have been materially different from the impact of SFAS No. 123(R) as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Cash and cash equivalents are invested primarily in money market accounts. Accordingly, we believe we have limited exposure to market risk for changes in interest rates. However, interest payable under the Company's term loan and credit line is based on LIBOR plus 1.00%, and thus exposes the Company to some interest rate risk in connection with its bank financing. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. Foreign sales are generally billed in U.S. dollars. The Company believes that its business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.

Item 8. Financial Statements and Supplementary Data

        Index to Financial Statements and Supplementary Financial Data:     Page

        Reports of Independent Registered Public Accounting Firms           23

        Consolidated Balance Sheets as of
        December 31, 2005 and 2004                                          26

        Consolidated Statements of Earnings for the
        years ended December 31, 2005, 2004 and 2003                        27

        Consolidated Statements of Stockholders' Equity
        for the years ended December 31, 2005, 2004 and 2003                28

        Consolidated Statements of Cash Flows
        for the years ended December 31, 2005, 2004 and 2003                29

        Notes to Consolidated Financial Statements                          30

        Report of Independent Registered Public Accounting Firm             48

        Schedule II - Valuation and Qualifying
        Accounts for the years ended December 31, 2005, 2004 and 2003       49

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Balchem Corporation
New Hampton, New York

We have audited the accompanying consolidated balance sheets of Balchem Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Balchem Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Balchem Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Balchem Corporation and Subsidiaries maintained effective internal control over financial reporting as of

December 31, 2005, is fairly stated, in all material respects, based on criteria established in "Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Furthermore, in our opinion, Balchem Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO)."

/s/McGladrey & Pullen, LLP
New York, New York
March 16, 2006

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Balchem Corporation:

      We have audited the accompanying consolidated statements of earnings, stockholders' equity, and cash flows of Balchem Corporation and subsidiaries for the year ended December 31, 2003. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II - Valuation and Qualifying Accounts," for the year ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

      In our opinion, the consolidated financial statements of Balchem Corporation and subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic consolidated financial statements for such year taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Short Hills, New Jersey
February 6, 2004

                               BALCHEM CORPORATION
                           Consolidated Balance Sheets
                           December 31, 2005 and 2004
             (Dollars in thousands, except share and per share data)

                                     Assets                                      2005         2004
                                     ------                                    --------     --------
Current assets:
   Cash and cash equivalents                                                   $ 12,996     $ 12,734
   Accounts receivable, net of allowance for doubtful accounts of $50
     and $82 at December 31, 2005 and 2004, respectively                         11,521        7,996
   Inventories                                                                    8,540        6,319
   Prepaid income taxes                                                             143          315
   Prepaid expenses                                                               1,790        1,527
   Deferred income taxes                                                            276          321
                                                                               --------     --------
        Total current assets                                                     35,266       29,212

Property, plant and equipment, net                                               24,400       24,188

Goodwill                                                                         13,327        6,368
Intangible assets, net                                                            2,148          637

                                                                               --------     --------
             Total assets                                                      $ 75,141     $ 60,405
                                                                               ========     ========

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
   Trade accounts payable                                                      $  2,562     $  1,466
   Accrued expenses                                                               2,601        1,212
   Accrued compensation and other benefits                                        1,756        1,492
   Customer deposits and other deferred revenue                                   1,186          852
   Dividends payable                                                              1,045          685
                                                                               --------     --------
        Total current liabilities                                                 9,150        5,707

Deferred income taxes                                                             4,015        3,461
Other long-term obligations                                                       1,043        1,003
                                                                               --------     --------
             Total liabilities                                                   14,208       10,171
                                                                               --------     --------

Commitments and contingencies (note 11)

Stockholders' equity:
   Preferred stock, $25 par value. Authorized 2,000,000
     shares; none issued and outstanding                                             --           --
   Common stock, $.0667 par value. Authorized 25,000,000 shares; 11,640,964 shares issued and 11,576,948 outstanding at December 31, 2005 and
     11,431,738 shares issued and outstanding at December 31, 2004                  776          762
   Additional paid-in capital                                                     8,008        6,075
   Retained earnings                                                             53,306       43,397
   Treasury stock, at cost: 64,016 and 0 shares at December 31, 2005
     and 2004, respectively                                                      (1,157)          --
                                                                               --------     --------
     Total stockholders' equity                                                  60,933       50,234
                                                                               --------     --------

                                                                               --------     --------
             Total liabilities and stockholders' equity                        $ 75,141     $ 60,405
                                                                               ========     ========

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                       Consolidated Statements of Earnings
                  Years Ended December 31, 2005, 2004 and 2003
                      (In thousands, except per share data)

                                               2005         2004         2003
                                             --------     --------     --------

Net sales                                    $ 83,095     $ 67,406     $ 61,875

Cost of sales                                  54,415       43,600       40,723
                                             --------     --------     --------

Gross margin                                   28,680       23,806       21,152

Operating expenses:
    Selling expenses                            4,739        4,815        5,718
    Research and development expenses           2,053        1,752        2,083
    General and administrative expenses         4,985        4,442        4,336
                                             --------     --------     --------
                                               11,777       11,009       12,137

                                             --------     --------     --------
Earnings from operations                       16,903       12,797        9,015

Other expenses (income):

    Interest income                              (214)        (125)         (20)
    Interest expense                                8          219          272
    Other, net                                    (82)         (12)          --

                                             --------     --------     --------
Earnings before income tax expense             17,191       12,715        8,763

    Income tax expense                          6,237        4,689        3,125
                                             --------     --------     --------

Net earnings                                 $ 10,954     $  8,026     $  5,638
                                             ========     ========     ========

Basic net earnings per common share          $   0.95     $   0.71     $   0.52
                                             ========     ========     ========

Diluted net earnings per common share        $   0.91     $   0.69     $   0.50
                                             ========     ========     ========

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2005, 2004 and 2003
             (Dollars in thousands, except share and per share data)


                                                           Additional                                                Total
                                      Common Stock          Paid-in      Retained          Treasury Stock        Stockholders'
                                   Shares       Amount      Capital      Earnings       Shares        Amount        Equity
                                 ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance - December 31, 2002      11,032,286   $      736   $    3,137   $   30,807      (286,997)   $   (1,411)   $   33,269

Net earnings                             --           --           --        5,638            --            --         5,638
Dividends ($.035 per share)              --           --           --         (389)           --            --          (389)
Shares issued under employee
  benefit plans                          --           --          138           --        29,105           135           273
Shares issued under stock
    option plans and an income
     tax benefit of $183                 --           --          218           --       160,782           772           990
                                 ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance - December 31, 2003      11,032,286          736        3,493       36,056       (97,110)         (504)       39,781

Net earnings                             --           --           --        8,026            --            --         8,026
Dividends ($.06 per share)               --           --           --         (685)           --            --          (685)
Shares issued under employee
  benefit plans and other            21,090            2          254           --            --            --           256
Shares issued under stock
    option plans and an income
     tax benefit of $293            378,362           24        2,328           --        97,110           504         2,856
                                 ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance - December 31, 2004      11,431,738          762        6,075       43,397            --            --        50,234

Net earnings                             --           --           --       10,954            --            --        10,954
Dividends ($.09 per share)               --           --           --       (1,045)           --            --        (1,045)
Treasury shares purchased                --           --           --           --       (66,300)       (1,198)       (1,198)
Shares issued under employee
  benefit plans and other            34,755            1          210           --         2,284            41           252
Shares issued under stock
    option plans and an income
     tax benefit of $327            174,471           13        1,723           --            --            --         1,736
                                 ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance - December 31, 2005      11,640,964          776        8,008       53,306       (64,016)       (1,157)       60,933
                                 ==========   ==========   ==========   ==========    ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2005, 2004 and 2003
                      (In thousands, except per share data)

                                                                 2005         2004         2003
                                                               --------     --------     --------
Cash flows from operating activities:
    Net earnings                                               $ 10,954     $  8,026     $  5,638

    Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                               2,809        3,271        3,525
      Shares issued under employee benefit plans                    257          256          273
      Deferred income tax expense                                   599        1,388          598
      (Recovery of) provision for doubtful accounts                 (32)          (4)          36
      Income tax benefit from stock options exercised               327          293          183
      Disposition of intangible assets                               --           53           --
      Gain on sale of assets                                        (82)         (12)          --
          Changes in assets and liabilities
             Accounts receivable                                 (2,684)        (759)        (110)
             Inventories                                         (1,496)        (358)       1,277
             Prepaid expenses                                      (263)        (804)         582
             Accounts payable and accrued expenses                2,749          226       (1,859)
             Income taxes                                           172         (315)         975
             Customer deposits and other deferred revenue           334          852           --
             Other long-term obligations                             54           32           35
                                                               --------     --------     --------
                  Net cash provided by operating activities      13,698       12,145       11,153
                                                               --------     --------     --------

Cash flows from investing activities:
    Capital expenditures                                         (1,769)      (1,215)      (2,270)
    Proceeds from sale of property, plant and equipment             389           91           41
    Cash paid for intangible assets acquired                       (144)        (105)         (85)
    Acquisition of assets                                       (11,419)          --           --
                                                               --------     --------     --------
                  Net cash used in investing activities         (12,943)      (1,229)      (2,314)
                                                               --------     --------     --------

Cash flows from financing activities:
    Principal payments on long-term debt                             --       (9,581)      (1,742)
    Proceeds from stock options exercised                         1,409        2,563          807
    Dividends paid                                                 (685)        (389)        (382)
    Purchase of treasury stock                                   (1,198)          --           --
    Other financing activities                                      (19)         (14)         (14)
                                                               --------     --------     --------
                  Net cash used in financing activities            (493)      (7,421)      (1,331)
                                                               --------     --------     --------

Increase in cash and cash equivalents                               262        3,495        7,508

Cash and cash equivalents beginning of year                      12,734        9,239        1,731
                                                               --------     --------     --------
Cash and cash equivalents end of year                          $ 12,996     $ 12,734     $  9,239
                                                               ========     ========     ========

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

Business Description
--------------------

Balchem Corporation (including, unless the context otherwise requires, its wholly-owned subsidiaries: BCP Ingredients, Inc., Balchem Minerals Corporation and Chelated Minerals Corporation, "Balchem", or the "Company"), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients for the food, pharmaceutical, feed and medical sterilization industries.

Principles of Consolidation
---------------------------

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

Revenue Recognition
-------------------

Revenue is recognized upon product shipment, passage of title and risk of loss, and when collection is reasonably assured. The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In addition, the Company follows the provisions of the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.

Revenue related to the process and product license agreement described in Note 12 below is recognized using the percentage of completion method and the progress to completion is measured using the efforts-expended method. The Company follows the provisions of the Financial Accounting Standards Board's
(FASB) Statement of Position (SOP) 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." Revenue is recognized as work is performed and costs are incurred.

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

Business Concentrations
-----------------------

A specialty products customer accounted for 9%, 11% and 10% of the Company's consolidated net sales for 2005, 2004 and 2003, respectively. This customer accounted for 8% and 10% of the Company's accounts receivable balance at December 31, 2005 and 2004, respectively. Approximately 7%, 8% and 8% of the Company's net sales for 2005, 2004 and 2003, respectively, consisted of sales outside the United States, predominately to Europe, Japan, and Mexico.

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customers' financial condition and credit histories. The majority of the Company's customers are major national or international corporations.

Goodwill and Acquired Intangible Assets
---------------------------------------

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 141, Business
Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. These standards require the use of the purchase method of accounting for a business combination and define an intangible asset. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

As required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations consisted of three reporting units and determined each reporting units' fair value and compared it to the reporting unit's net book value. Since the fair value of each reporting unit exceeded its carrying amount, there was no indication of impairment and no further transitional impairment testing was required. As of December 31, 2005 and 2004, the Company also performed an impairment test of its goodwill balance. As of such dates the Company's reporting units' fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company plans to perform its impairment test each December 31.

The Company had unamortized goodwill in the amount of $13,327 at December 31, 2005 and $6,368 at December 31, 2004, subject to the provisions of SFAS Nos. 141 and 142. Unamortized goodwill is allocated to the Company's reportable segments as follows:

======================================================================
                                                   2005          2004
----------------------------------------------------------------------
Specialty Products                              $  5,089      $  5,089
Encapsulated/Nutritional Products                  8,238         1,279
BCP Ingredients                                       --            --
----------------------------------------------------------------------
Total                                           $ 13,327      $  6,368
======================================================================

The following intangible assets are stated at cost and are amortized on a straight-line basis over the following estimated useful lives:

====================================================
                                        Amortization
                                           period
                                         (in years)
Customer lists                               10
Regulatory re-registration costs             10
Patents                                      17
Trademarks                                   17
====================================================

Income Taxes
------------

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Fair Value of Financial Instruments
-----------------------------------

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2005 and 2004 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company's financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments.

Research and Development
------------------------

Research and development costs are expensed as incurred.

Stock Option Plan
-----------------

The Company has stock based employee compensation plans, which are described more fully in Note 8. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement 123," which require the Company to provide pro forma net earnings and pro forma earnings per share disclosures for employee and director stock option grants made as if the fair-value based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net earnings and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

===============================================================================================
                                                               Year Ended December 31,
                                                               -----------------------
                                                         2005            2004            2003
                                                       (In thousands, except per share amounts)
-----------------------------------------------------------------------------------------------
Net Earnings
      Net earnings, as reported                       $  10,954       $   8,026       $   5,638

      Deduct:  Total stock-based employee
      compensation expense determined under fair
      value based method, net of related tax
      effects                                              (612)           (722)           (731)
                                                      -----------------------------------------
Net Earnings (pro forma)                              $  10,342       $   7,304       $   4,907
                                                      =========================================

Earnings per share:
      Basic EPS as reported                           $     .95       $     .71       $     .52
      Basic EPS (pro forma)                           $     .89       $     .65       $     .45
      Diluted EPS as reported                         $     .91       $     .69       $     .50
      Diluted EPS (pro forma)                         $     .86       $     .63       $     .43
===============================================================================================

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

New Accounting Pronouncements
-----------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), Shared-Based Payment which supersedes Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The requirements of SFAS 123(R) are effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company will be required to adopt the provisions of SFAS 123(R) as of January 1, 2006. Under FAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either modified-retrospective or modified-prospective adoption. Under the modified-retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123(R), while the modified-retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company plans to adopt SFAS No. 123(R) using the modified-prospective method. Adoption of SFAS 123(R) will have no impact on the historical financial statements included in this Annual Report on Form 10-K. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123(R) as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements.

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

NOTE 2 - INVENTORIES
--------------------

Inventories at December 31, 2005 and 2004 consisted of the following:

=================================================
                                2005        2004
-------------------------------------------------
Raw materials                $  4,809    $  2,305
Finished goods                  3,731       4,014
-------------------------------------------------
  Total inventories          $  8,540    $  6,319
=================================================

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary. The reserve for obsolete or slow moving inventory was $56 and $31 at December 31, 2005 and 2004, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at December 31, 2005 and 2004 are summarized as follows:

=====================================================================
                                                 2005         2004
---------------------------------------------------------------------
Land                                           $     290    $     290
Building                                          10,509       10,241
Equipment                                         31,196       28,619
Construction in Progress                             332          387
---------------------------------------------------------------------
                                                  42,327       39,537
Less: Accumulated depreciation                    17,927       15,349
---------------------------------------------------------------------
   Property, plant and equipment, net          $  24,400    $  24,188
=====================================================================

Depreciation expense was $2,686, $2,583 and $2,445 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 4 - ACQUISITION OF ASSETS
------------------------------

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

The preliminary allocation of the purchase price of the acquisition has been assigned to the long-term net assets acquired as follows:

=================================================
                           Fair Value Recorded
                           in Purchase Accounting
-------------------------------------------------
Equipment                        $  1,436
Customer List                       1,350
Patent                                140
Goodwill                            6,959
-------------------------------------------------
       Total                     $  9,885
=================================================

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

===========================================================
                                          Pro Forma
                                          Year Ended
                                         December 31,
                                     2005          2004
---------------------------------------------------------
      Net sales                   $  86,382     $  71,747
      Net earnings                   11,422         9,042
      Basic EPS                         .99           .80
      Diluted EPS                       .95           .78
=========================================================

NOTE 5 - INTANGIBLE ASSETS WITH FINITE LIVES
--------------------------------------------

As of December 31, 2005 and 2004, the Company had identifiable intangible assets as follows:

=======================================================================================================
                                                  2005                         2004
                               Amortization      Gross          2005           Gross            2004
                                  Period        Carrying    Accumulated       Carrying     Accumulated
                                (In years)       Amount     Amortization       Amount      Amortization
-------------------------------------------------------------------------------------------------------
Customer lists                          10       $  1,350       $     67       $  6,760        $  6,760
Regulatory re-registration
costs                                   10             18              0            356             356
Patents                                 17            753            141            538             105
Trademarks                              17            210             49            207              37
Other                                    5            101             27             54              20
-------------------------------------------------------------------------------------------------------
                                                 $  2,432       $    284       $  7,915        $  7,278
========================================================================================================

Amortization of identifiable intangible assets was approximately $123, $688 and $1,080 for 2005, 2004 and 2003, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $194 per annum for 2006 through 2009 and approximately $184 in 2010. At December 31, 2005 and 2004, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in Intangible assets, net in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization in 2005 and 2004.

At December 31, 2005, the gross carrying amount included a customer list and patent acquired as part of the acquisition of certain assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business, described in note 4.

At December 31, 2004, the gross carrying amount and accumulated amortization included a customer list and regulatory re-registration costs that were fully amortized during 2004. The customer list was related to the Company's 1994 purchase of certain tangible and intangible assets for one of its packaged specialty products. The Company was required to pay additional contingent amounts to compensate the seller for the purchase of the seller's customer list in accordance with a formula based on profits derived from sales of the specialty packaged ingredient. In 1998, the Company elected to exercise the early payment option under the agreement and made a final payment of $3,700 to the seller in settlement of its remaining purchase price obligation under the terms of the agreement. Amounts allocated to the customer list were amortized over its remaining estimated useful life on a straight-line basis concluding in August 2004 and are included in cost of sales in 2004. Amortization expense included in cost of sales related to this customer list was $636 in 2004 and $997 in 2003.

These fully amortized customer lists as well as certain regulatory re-registration costs were written-off on March 31, 2005 and, therefore, were not included in the gross carrying amount and accumulated amortization at December 31, 2005.

The Company is in the process of re-registering a product's use in compliance with FIFRA re-registration requirements for all pesticide products. In December 2004, the U.S. Environmental Protection Agency ("EPA") informed the Company and the other technical registrant under the current registration that the EPA was beginning the 6-phase process to develop a Re-registration Eligibility Decision
(RED) for this product. The EPA intends to finalize the RED by August 2006 in accordance with the statutory mandate of the Food Quality Protection Act of 1996. This multi-phase process has recently entered Phase 5, and the EPA has stated that they still intend to finalize the process by the statutory deadline. The Company has actively participated in the RED process and will continue to do so until its conclusion. As of this date, the EPA has expressed concerns about dietary exposures to a reaction product, as well as occupational exposures to the product itself. The EPA requested additional information from the industry which the Company will be actively involved in providing. The EPA has also indicated that additional testing may be required in order to maintain the current uses. The Company believes that the use will continue to be permitted, although the Agency may require some additional restrictions on the current uses. Additionally, the product, when used as a medical device sterilant, has no known equally effective substitute. Management believes absence of availability of this product could not be easily tolerated by various medical device manufacturers and the health care industry due to the resultant infection potential, if the product were unavailable.

NOTE 6 - LONG-TERM DEBT & CREDIT AGREEMENTS
-------------------------------------------

There was no debt outstanding at December 31, 2005 or 2004. In June 2001, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $13,500, which was subsequently paid in full in December 2004. The Loan Agreement provided for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of December 31, 2005 and 2004. On February 6, 2006, the Company and its principal bank entered into a new loan agreement (the "New Loan Agreement") providing for an unsecured term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund an acquisition, in part, as described in Note 13. The Term Loan is payable in equal monthly installments of principal, together with accrued interest, and has a maturity date of March 1, 2009. The Term Loan is subject to an interest rate equal to LIBOR plus 1.00%. The New Loan Agreement also provides for an unsecured short-term revolving credit facility of $3,000 (the "New Revolving Facility"). Borrowings under the New Revolving Facility bear interest at LIBOR plus 1.00%. Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the New Loan Agreement. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility expires in February, 2007. Management believes that such facility will be renewed in the normal course of business.

NOTE 7 - INCOME TAXES
---------------------

Income tax expense consists of the following:

================================================================================
                                                2005         2004         2003
--------------------------------------------------------------------------------
Current:
   Federal                                    $  4,875     $  2,849     $  2,111
   State                                           763          453          416
Deferred:
   Federal                                         541        1,244          557
   State                                            58          143           41
--------------------------------------------------------------------------------
Total income tax provision                    $  6,237     $  4,689     $  3,125
================================================================================

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

===============================================================================
                                             2005          2004          2003
-------------------------------------------------------------------------------
Income tax at Federal
   statutory rate                          $  6,017      $  4,450      $  3,067
State income taxes, net of
   Federal income tax benefit                   534           379           297
Other                                          (314)         (140)         (239)
-------------------------------------------------------------------------------
Total income tax provision                 $  6,237      $  4,689      $  3,125
===============================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 were as follows:

================================================================================
                                                             2005         2004
--------------------------------------------------------------------------------
Deferred tax assets:
   Customer list amortization                              $    119     $    551
   Inventories                                                  213          203
   Deferred compensation                                          6           25
   Non-employee stock options                                    99          100
   Other                                                        231          274
--------------------------------------------------------------------------------
        Total deferred tax assets                               668        1,153
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation                                               3,712        3,788
   Prepaid expense                                              695          505
--------------------------------------------------------------------------------
        Total deferred tax liabilities                        4,407        4,293
--------------------------------------------------------------------------------
        Net deferred tax liability                         $  3,739     $  3,140
================================================================================

There is no valuation allowance for deferred tax assets at December 31, 2005 and 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset realizable, however, could change if management's estimate of future taxable income should change.

NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

On December 15, 2005, the Board of Directors of the Company approved a three-for-two split of the Company's common stock to be effected in the form of a stock dividend to shareholders of record on December 30, 2005. Such stock dividend was made on January 20, 2006. The stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock.

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

All  references to number of common  shares and per share amounts  except shares
authorized  in  the   accompanying   consolidated   financial   statements  were
retroactively adjusted to reflect the effect of the December 2005 stock split.

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended through 2006, the Company had, as of December 31, 2004, repurchased a total 514,974 shares at an average cost of $6.17 per share, none of which remained in treasury at December 31, 2004. In June 2005, the board of directors authorized another extension of the stock repurchase program for up to an additional 600,000 shares, over and above those 514,974 shares previously repurchased under the program. During 2005, a total of 66,300 shares have been purchased at an average cost of $18.07 per share, 64,016 of which remain in treasury at December 31, 2005. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based among other factors on its assessment of corporate cash flow and market conditions.

In June 1999, the Company adopted the Balchem Corporation 1999 Stock Plan (the "1999 Stock Plan") for officers, directors, directors emeritus and employees of and consultants to the Company and its subsidiaries. The 1999 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the plan, options and rights to purchase shares of the Company's common stock are granted at prices established at the time of grant. Option grants generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant for employees and are fully exercisable on the date of grant for directors. Other option grants are either fully exercisable on the date of grant or become exercisable thereafter in such installments as the Committee may specify. The 1999 Stock Plan initially reserved an aggregate of 900,000 shares (unadjusted for the stock split) of common stock for issuance under the Plan. In April 2003, the Board of Directors of the Company adopted and stockholders subsequently approved, the Amended and Restated 1999 Stock Plan which amended the 1999 Stock Plan by: (i) increasing the number of shares of common stock reserved for issuance under the 1999 Stock Plan by 900,000 shares (unadjusted for the stock split), to a total of 1,800,000 shares (unadjusted for the stock split) of common stock; and (ii) confirming the right of the Company to grant awards of common stock ("Awards") in addition to the other Stock Rights available under the 1999 Stock Plan, and providing certain language changes relating thereto. The 1999 Stock Plan replaced the Company's incentive stock option plan (the "ISO Plan") and its non-qualified stock option plan (the "Non-Qualified Plan"), both of which expired on June 24, 1999. Unexercised options granted under the ISO Plan and the Non-Qualified Plan prior to such termination remain exercisable in accordance with their terms. Options granted under the ISO Plan generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant, and expire ten years from the date of grant. Options granted under the Non-Qualified Plan, generally vested on the date of grant, and expire ten years from the date of grant.

On December 29, 2005, the Board of Directors of the Company authorized the Company to enter into Restricted Stock Purchase Agreements (the "Agreements") to purchase the Company's common stock with the five non-employee directors of the Company pursuant to the Company's 1999 Stock Plan. This Agreement replaces the Stock Option Plan that non-employee directors participated in in prior years. Under the Agreements, each non-employee director purchased 4,500 shares of the Company's common stock at the purchase price of $.04-44/100 per share. The purchased stock is subject to a repurchase option in favor of the Company and to restrictions on transfer until it vests in accordance with the provisions of the Agreements.

A summary of stock option plan activity for 2005, 2004, and 2003 for all plans is as follows:

================================================================================
                                                 # of           Weighted Average
                2005                            Shares           Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year               1,184,764           $   9.30
Granted                                          438,165              19.56
Exercised                                       (174,471)              8.07
Terminated or expired                            (12,993)             11.11
--------------------------------------------------------------------------------
Outstanding at end of year                     1,435,465           $  12.57
--------------------------------------------------------------------------------
Exercisable at end of year                       777,715           $   9.13
================================================================================

================================================================================
                                                 # of           Weighted Average
                2004                            Shares           Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year               1,351,375           $   7.12
Granted                                          337,497              12.60
Exercised                                       (475,472)              5.39
Terminated or expired                            (28,636)             10.21
--------------------------------------------------------------------------------
Outstanding at end of year                     1,184,764           $   9.31
--------------------------------------------------------------------------------
Exercisable at end of year                       682,209           $   7.51
================================================================================

================================================================================
                                                 # of           Weighted Average
                2003                            Shares           Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year               1,315,508           $   6.50
Granted                                          281,160               9.68
Exercised                                       (160,782)              5.03
Terminated or expired                            (84,511)              9.89
--------------------------------------------------------------------------------
Outstanding at end of year                     1,351,375           $   7.12
--------------------------------------------------------------------------------
Exercisable at end of year                       899,620           $   5.84
================================================================================

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

===============================================================================
                                                   2005        2004        2003
-------------------------------------------------------------------------------
Expected life (years)                                 4           5           5
Expected volatility                                  28%         27%         33%
Expected dividend yield                             .36%        .40%        .40%
Risk-free interest rate                             3.8%        3.7%        3.0%
Weighted average fair value of options
granted during the year                           $5.19       $4.05       $3.59
===============================================================================

If the fair-value method to measure compensation cost for all of the above mentioned plans and awards had been used, the compensation cost, which is required to be charged against income would have been $612 in 2005, $722 in 2004 and $731 in 2003. See Note 1 for the pro forma presentation.

Information related to stock options outstanding under all plans at December 31, 2005 is as follows:

================================================================================================
                                          Options Outstanding            Options Exercisable
                                      ----------------------------    --------------------------
                                          Weighted       Weighted                       Weighted
                                          Average         Average                       Average
Range of Exercise        Shares          Remaining       Exercise        Number         Exercise
      Prices           Outstanding    Contractual Life     Price       Exercisable       Price
------------------------------------------------------------------------------------------------
$  2.52 - $ 10.15         560,172        5.3 years        $  7.53        483,132         $  7.11
  10.24 -   15.42         457,378        8.1 years          12.14        220,168           11.07
  16.47 -   21.38         417,915        9.6 years          19.80         74,415           16.47
------------------------------------------------------------------------------------------------
                        1,435,465        7.4 years        $ 12.57        777,715         $  9.13
================================================================================================

NOTE 9 - NET EARNINGS PER COMMON SHARE
--------------------------------------

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per common share:

==========================================================================================================
                                                              Earnings        Number of Shares   Per Share
                    2005                                     (Numerator)       (Denominator)       Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average
common shares outstanding                                        $ 10,954          11,560,756         $.95

Effect of dilutive securities - stock options                                         495,825
                                                                                   ----------

Diluted EPS - Net earnings and weighted average common
shares outstanding and effect of stock options                   $ 10,954          12,056,581         $.91
==========================================================================================================

==========================================================================================================
                                                              Earnings        Number of Shares   Per Share
                    2004                                     (Numerator)       (Denominator)       Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net  earnings and weighted average
common shares outstanding                                        $  8,026          11,264,432         $.71

Effect of dilutive securities - stock options                                         380,916
                                                                                   ----------

Diluted EPS - Net earnings and weighted average common
shares outstanding and effect of stock options                   $  8,026          11,645,348         $.69
==========================================================================================================

==========================================================================================================
                                                              Earnings        Number of Shares   Per Share
                    2003                                     (Numerator)       (Denominator)       Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net  earnings and weighted average common
shares outstanding                                               $  5,638          10,835,739         $.52

Effect of dilutive securities - stock options                                         409,355
                                                                                   ----------

Diluted EPS - Net earnings and weighted average common
shares outstanding and effect of stock options                   $  5,638          11,245,094         $.50
==========================================================================================================

The Company had 321,000, 1,800 and 249,225 stock options outstanding at December 31, 2005, 2004 and 2003, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 - EMPLOYEE BENEFIT PLANS
--------------------------------

The Company sponsors a 401(k) savings plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company's common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $326 and $276 in 2005, $301 and $257 in 2004 and $307 and $273
in 2003, respectively.

The Company also currently provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The Company uses a December 31 measurement date for its postretirement medical plan.

The actuarial recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:
===============================================================================
                                                             2005        2004
-------------------------------------------------------------------------------
Benefit obligation at beginning of year                    $   867      $ 1,082
         Service Cost with Interest to End of Year              32           31
         Interest Cost                                          50           49
         Participant contributions                              11           20
         Plan amendments                                         0         (221)
         Benefits Paid                                         (25)         (55)
         Actuarial (gain) or loss                                7          (39)
--------------------------------------------------------------------------------
Benefit obligation at end of year                          $   942      $   867
===============================================================================

Change in plan assets:
===============================================================================
                                                             2005         2004
-------------------------------------------------------------------------------
Fair value of plan assets at beginning of year             $    --      $    --
         Employer contributions                                 15           35
         Participant contributions                              11           20
         Benefits Paid                                         (26)         (55)
-------------------------------------------------------------------------------
Fair value of plan assets at end of year                   $    --      $    --
===============================================================================

Amounts recognized in consolidated balance sheet:
================================================================================
                                                             2005         2004
-------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation              $  (942)     $  (867)
Fair Value of Plan Assets                                       --           --
Funded Status                                                 (942)        (867)
Unrecognized Prior Service Cost                               (191)        (210)
Unrecognized Net (Gain)/Loss                                   146          143
-------------------------------------------------------------------------------
Accrued Postretirement Benefit Cost
(included in other long-term obligations)                  $   987      $   934
===============================================================================

Components of net periodic benefit cost:
================================================================================
                                                   2005        2004        2003
--------------------------------------------------------------------------------
Service Cost with Interest to End of Year        $    32     $    31          32
Interest Cost                                         50          49          62
Amortization of prior service cost                   (18)        (10)         --
Amortization of (gain) or loss                         3          --           1
--------------------------------------------------------------------------------
Total net periodic benefit cost                  $    67     $    70          95
================================================================================

Estimated future employer contributions and benefit payments are as follows:

=====================================
          Year
-------------------------------------
2006                          $    53
2007                               54
2008                               53
2009                               62
2010                               55
Years 2011-2015                   253
=====================================

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 11 percent in 2005 declining to 5 percent in 2012 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2005 by $108 and the net periodic postretirement benefit cost for 2005 by $12. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2005 by $93 and the net periodic postretirement benefit cost for 2005 by $10. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.75% in 2005 and 6.00% in 2004.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

In connection with the aforementioned acquisition of certain assets of Loders Croklaan USA, LLC, as described in Note 4 to the consolidated financial statements, the Company entered into a lease agreement with seller, whereby the Company will lease a portion of seller's Channahon, Illinois facility where seller principally conducted the manufacturing portion of the acquired business and utilized certain warehouse space. The initial term of the lease commenced in February, 2006 and runs through September 30, 2010, subject to earlier termination as defined in the lease agreement. In addition, the Company entered into certain short-term services and tolling agreements with the Seller. In February 2002, the Company entered into a ten (10) year lease which is cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company's general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which expire at various times through 2011. Rent expense charged to operations under such lease agreements for 2005, 2004 and 2003 aggregated approximately $576, $566 and $564, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at December 31, 2005 are as follows:

==========================================
          Year
------------------------------------------
2006                               $   562
2007                                   521
2008                                   478
2009                                   569
2010                                   150
Thereafter                              21
------------------------------------------
Total minimum lease payments       $ 2,301
==========================================

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

The Company's Verona, Missouri facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources ("MDNR") included removal of dioxin contaminated soil and equipment, capping of areas of residual contamination in four relatively small areas of the site separate from the manufacturing facilities, and the installation of wells to monitor groundwater and surface water contamination by organic chemicals. No ground water or surface water treatment was required. The Company believes that remediation of the site is complete. In 1998, the EPA certified the work on the contaminated soils to be complete. In February 2000, after the conclusion of two years of monitoring groundwater and surface water, the former owner submitted a draft third party risk assessment report to the EPA and MDNR recommending no further action. The prior owner is awaiting the response of the EPA and MDNR to the draft risk assessment.

While the Company must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site and one of the sellers, in turn, has the benefit of certain contractual indemnification by the prior owner that is implementing the above-described Superfund remedy.

From time to time, the Company is a party to various litigation, claims and assessments. Management believes that the alternate outcome of such matters will not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

NOTE 12 - LICENSE AGREEMENT
---------------------------

On November 7, 2005, the Company entered into a license agreement (the "License Agreement") with Project Management and Development Co., Ltd. ("PMD"), a corporation organized under the laws of Great Britain. The License Agreement gives PMD the right to utilize the Company's proprietary continuous manufacturing technology for the production of aqueous choline chloride ("Company Technology") in connection with PMD's construction and operation of an aqueous choline chloride production facility at PMD's Al-JuBail, Saudi Arabia petrochemical facility, currently scheduled for completion in 2008.

The License Agreement provides PMD with the exclusive right to use Company Technology in certain countries, as well as the non-exclusive right to market, sell and use the products derived from Company Technology on a world-wide basis. The License Agreement further provides that the Company will be PMD's exclusive North American distributor for said products during the term of the agreement. The License Agreement terminates either 10 years from the start-up of the PMD's production facility or December 31, 2020, whichever is earlier.

Pursuant to the License Agreement, PMD will pay the Company a license fee of $1,400 and fees of $840 for the delivery by the Company of certain preliminary drawings, specifications, process design documents containing Company Technology, and additional training. These fees are to be paid in installments upon achievement of certain performance milestones set forth in the License Agreement.

The Company will provide certain performance guarantees associated with Company Technology. In the event that the PMD manufacturing facility, if properly designed and constructed, fails to attain said performance guarantees, liquidated damages may be assessed, but not exceeding 70% of the license fee.

The Company is using the percentage of completion method to recognize revenue and expenses related to the License Agreement and the efforts-expended method for measuring the progress to completion. As of December 31, 2005, the Company has recognized $158 of income and $138 in expenses. These amounts are included in the net sales and cost of sales totals in the BCP Ingredients segment.

NOTE 13 - SUBSEQUENT EVENTS
---------------------------

On February 8, 2006, the Company, through its wholly owned subsidiary Balchem Minerals Corporation ("BMC"), completed an acquisition of all of the outstanding capital stock of Chelated Minerals Corporation ("CMC"), a privately held Utah corporation, for a purchase price of $17,350 subject to adjustment based upon CMC's actual working capital and other adjustments. On February 6, 2006, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the acquisition, in part. The remaining balance of the purchase price of the Acquisition was funded through Balchem's cash on hand. The Term Loan is payable in equal monthly installments of principal, together with accrued interest, and has a maturity date of March 1, 2009. The Term Loan is subject to an interest rate equal to LIBOR plus 1.00%. The Loan Agreement also provides for an unsecured short-term revolving credit facility of $3,000 (the "New Revolving Facility"). Borrowings under the New Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility expires in February, 2007. Management believes that such facility will be renewed in the normal course of business.

NOTE 14 - SEGMENT INFORMATION
-----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. The Company presently has three segments: specialty products, encapsulated / nutritional products and the unencapsulated feed supplements segment (also referred to as BCP Ingredients). Products relating to choline animal feed for non-ruminant animals are primarily reported in the unencapsulated feed supplements segment. Human choline nutrient products, pharmaceutical products and encapsulated products are reported in the encapsulated / nutritional products segment. They are managed separately because each business requires different technology and marketing strategies. The specialty products segment consists of three specialty chemicals: ethylene oxide, propylene oxide and methyl chloride. The encapsulated / nutritional products segment provides microencapsulation, granulation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, packaging applications and shelf-life. The unencapsulated feed supplements segment is in the business of manufacturing and supplying choline chloride, an essential nutrient for animal health, to the poultry and swine industries. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications and are included in the unencapsulated feed supplements segment. The Company sells products for all segments through its own sales force, independent distributors, and sales agents. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Sales:
================================================================================
                                            2005          2004          2003
--------------------------------------------------------------------------------
Specialty Products                       $   29,433    $   28,767    $   26,163
Encapsulated/Nutritional Products            32,499        24,759        24,043
BCP Ingredients                              21,163        13,880        11,669
--------------------------------------------------------------------------------
Total                                    $   83,095    $   67,406    $   61,875
================================================================================

Business Segment Earnings (Loss) Before Income Taxes:
================================================================================
                                            2005          2004          2003
--------------------------------------------------------------------------------
Specialty Products                       $   11,007    $   10,693    $    9,409
Encapsulated/Nutritional Products             3,217           992          (962)
BCP Ingredients                               2,679         1,112           568
Interest and other income (expense)             288           (82)         (252)
--------------------------------------------------------------------------------
Earnings before income taxes             $   17,191    $   12,715    $    8,763
================================================================================

Depreciation/Amortization:
================================================================================
                                            2005          2004          2003
--------------------------------------------------------------------------------
Specialty Products                       $    1,027    $    1,668    $    1,992
Encapsulated/Nutritional Products             1,313         1,155         1,102
BCP Ingredients                                 469           448           431
--------------------------------------------------------------------------------
Total                                    $    2,809    $    3,271    $    3,525
================================================================================

Business Segment Assets:
================================================================================
                                            2005          2004          2003
--------------------------------------------------------------------------------
Specialty Products                       $   19,799    $   18,456    $   19,376
Encapsulated/Nutritional Products            25,139        15,594        16,321
BCP Ingredients                              14,141        11,424        10,732
Other Unallocated                            16,062        14,931        10,477
--------------------------------------------------------------------------------
Total                                    $   75,141    $   60,405    $   56,906
================================================================================

Other unallocated assets consist of certain cash, prepaid expenses, deferred income taxes and other deferred charges, which the Company does not allocate to its individual business segments.

Capital Expenditures:
================================================================================
                                            2005          2004          2003
--------------------------------------------------------------------------------
Specialty Products                       $      366    $      224    $    1,090
Encapsulated/Nutritional Products               520           470           661
BCP Ingredients                                 883           521           519
--------------------------------------------------------------------------------
Total                                    $    1,769    $    1,215    $    2,270
================================================================================

Geographic Revenue Information:
================================================================================
                                            2005          2004          2003
--------------------------------------------------------------------------------
United States                            $   77,355    $   61,869    $   56,727
Foreign Countries                             5,740         5,537         5,148
--------------------------------------------------------------------------------
Total                                    $   83,095    $   67,406    $   61,875
================================================================================

The Company has no foreign-based operations. Therefore, all long-lived assets are in the United States and revenue from foreign countries is based on customer ship-to address.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Cash paid during the year for:
==========================================================
                          2005         2004         2003
----------------------------------------------------------
Income taxes            $  5,133     $  3,421     $  2,110
Interest                $      8     $    219     $    272
==========================================================

Non-cash financing activities:
==========================================================
                          2005         2004         2003
----------------------------------------------------------
Dividends payable       $  1,045     $    685     $    389
==========================================================

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
------------------------------------------------------

(In thousands, except per share data)

==============================================================================================================
                                            2005                                        2004
--------------------------------------------------------------------------------------------------------------
                           First     Second      Third     Fourth      First     Second     Third      Fourth
                          Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
--------------------------------------------------------------------------------------------------------------
Net sales                 $19,340    $19,484    $21,145    $23,126    $15,644    $16,449    $17,356    $17,957
Gross profit                7,182      7,112      7,649      6,737      5,613      6,023      6,219      5,951
Earnings before
   income taxes             4,069      4,346      4,857      3,919      2,901      3,167      3,391      3,256
Net earnings                2,568      2,730      3,024      2,632      1,816      2,001      2,160      2,049
Basic net earnings
   per common share       $   .23    $   .23    $   .26    $   .23    $   .16    $   .18    $   .19    $   .18
Diluted net earnings
   per common share       $   .21    $   .23    $   .25    $   .22    $   .16    $   .17    $   .19    $   .17
==============================================================================================================

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Balchem Corporation
New Hampton, NY

Our audits of the consolidated financial statements and internal control over financial reporting referred to in our report dated March 16, 2006 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of Balchem Corporation and Subsidiaries, listed in Item 15(a) of this Form 10-K for the years ended December 31, 2005 and 2004. This schedule is the responsibility of Balchem Corporation's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/McGladrey & Pullen, LLP
New York, NY
March 16, 2006

                                                                     Schedule II

                               BALCHEM CORPORATION
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2005, 2004 and 2003
                                 (In thousands)

                                                             Additions
                                                     -------------------------
                                      Balance at     Charges to     Charges to
                                     Beginning of    Costs and        Other                         Balance at
Description                              Year         Expenses       Accounts       Deductions      End of Year
------------                         ------------    ----------     ----------     ------------     -----------
Year ended December 31, 2005
   Allowance for doubtful accounts     $     82       $     --       $     --      $    (32)(a)      $     50
   Inventory obsolescence reserve            31             25             --            --                56

Year ended December 31, 2004
   Allowance for doubtful accounts     $     86       $     --       $     --      $     (4)(a)      $     82
   Inventory obsolescence reserve            76             --             --           (45)(a)            31

Year ended December 31, 2003
   Allowance for doubtful accounts     $     90       $     36       $     --      $    (40)(a)      $     86
   Inventory obsolescence reserve           192             --             --          (116)(a)            76

(a)   represents write-offs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      KPMG LLP ("KPMG") resigned as the Company's principal accountants, effective August 18, 2004. KPMG's audit reports on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty or audit scope. KPMG's report covering these consolidated financial statements referred to a change in accounting for goodwill and intangible assets effective January 1, 2002.

      During the Company's fiscal years ended December 31, 2002 and 2003, and the subsequent interim period from January 1, 2004 through August 18, 2004, the date of KPMG's resignation, (i) there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its report, and (ii) there were no "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

      Management of Balchem Corporation, together with its consolidated subsidiaries (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

      As of December 31, 2005, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2005 was effective.

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

Attestation Report of Registered Public Accounting Firm

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

      There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B . Other Information

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

(a)   Directors of the Company.

      The  required  information  is to be  set  forth  in the  Company's  Proxy
Statement for the 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(b)   Executive Officers of the Company.

      The required information is to be set forth in the 2006 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(c)   Section 16(a) Beneficial Ownership Reporting Compliance.

      The required information is to be set forth in the 2006 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

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

Item 11. Executive Compensation.

      The information required by this Item is to be set forth in the 2006 Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers,"   which
information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this Item is to be set forth in the 2006 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and of Management" and the caption "Equity Compensation Plan Information," all of which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The  information  required  by this  Item is set  forth in the 2006  Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers,"   which
information is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

      The information required by this Item is set forth in the 2006 Proxy Statement under the caption "Independent Auditor Fees," which information is hereby incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Form 10-K:

                                                                               Form 10-K
      1.    Financial Statements                                               Page Number

            Reports of Independent Registered Public Accounting Firms                 23

            Consolidated Balance Sheets as of
            December 31, 2005 and 2004                                                26

            Consolidated Statements of Earnings for the
            years ended December 31, 2005, 2004 and 2003                              27

            Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 2005, 2004 and 2003                      28

            Consolidated Statements of Cash Flows
            for the years ended December 31, 2005, 2004 and 2003                      29

            Notes to Consolidated Financial Statements                                30

            Report of Independent Registered Public Accounting Firm                   48

      2.    Financial Statement Schedules

            Schedule II - Valuation and Qualifying
            Accounts for the years ended December 31, 2005, 2004 and 2003             49

      3.    Exhibits

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

            3.1   Composite Articles of Incorporation of the Company.

            3.2 Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated February 23, 2005).

            4.1 Loan Agreement dated February 6, 2006 by and between Bank of America, N.A. and Balchem Corporation, Promissory Note dated February 6, 2006 from Balchem Corporation to Bank of America, N.A., and Amended and Restated Promissory Note (Revolving Line of Credit) dated February 6, 2006 from Balchem Corporation to Bank of America, N.A. (incorporated by reference to Exhibits 10.2, 10.3 and 10.4 to the Company's Current Report on Form 8-K dated February 9, 2006).

            4.2 Amended and Restated Guaranty dated February 6, 2006 from BCP Ingredients, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company's

                  Current Report on Form 8-K dated February 9, 2006).

            4.3 Guaranty dated February 6, 2006 from Balchem Minerals Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated February 9, 2006).

            10.1 Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement")).*

            10.2 Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35912, dated October 25, 1996, and to the 1998 Proxy Statement).

            10.3 Balchem Corporation Amended and Restated 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2003).*

            10.4 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the
                  Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

            10.5 Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to
                  Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K")). *

            10.6  Lease  dated as of  February  8,  2002  between  Sunrise  Park
                  Realty,   Inc.  and  Balchem   Corporation   (incorporated  by
                  reference to Exhibit 10.7 to the 2001 10-K).

            10.7 Asset Purchase Agreement dated June 30, 2005, between Balchem Corporation and Loders Croklaan USA, LLC (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 1, 2005).

            10.8 Stock Purchase Agreement dated November 2, 2005, between Balchem Minerals Corporation and Chelated Minerals Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 7, 2005).

            10.9 Process and Product License Agreement dated November 7, 2005, between Balchem Corporation and Project Management and Development Co., Ltd. (incorporated by reference to Exhibit
                  10.1 of the Company's Current Report on Form 8-K dated November 14, 2005).

            10.10 Form of  Restricted  Stock  Purchase  Agreement  for Directors
                  (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 30, 2005).

            10.11 First  Amendment to Stock Purchase  Agreement dated January 5,
                  2006, between Balchem Minerals Corporation and Chelated Minerals Corporation (incorporated by reference to Exhibit
                  10.1 of the Company's Current Report on Form 8-K dated January 10, 2006).

            14. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the 2003 10-K).

            21.   Subsidiaries of Registrant.

            23.1 Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

            23.2 Consent of KPMG LLP, Independent Registered Public Accounting Firm

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

            Date: March 15, 2006       BALCHEM CORPORATION

                                       By:/s/ Dino A. Rossi
                                       -----------------------------------------
                                       Dino A. Rossi, President,
                                       Chief Executive Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       /s/ Dino A. Rossi
                                       -----------------------------------------
                                       Dino A. Rossi, President,
                                       Chief Executive Officer, and Director
                                       (Principal Executive Officer)
                                       Date: March 15, 2006

                                       /s/ Francis J. Fitzpatrick
                                       -----------------------------------------
                                       Francis J. Fitzpatrick, Chief Financial
                                       Officer
                                       (Principal Financial and Principal
                                       Accounting Officer)
                                       Date: March 15, 2006

                                       /s/ Hoyt Ammidon, Jr.
                                       -----------------------------------------
                                       Hoyt Ammidon, Jr., Director
                                       Date: March 15, 2006

                                       /s/ Edward McMillan
                                       -----------------------------------------
                                       Edward McMillan, Director
                                       Date: March 15, 2006

                                       /s/ Kenneth P. Mitchell
                                       -----------------------------------------
                                       Kenneth P. Mitchell, Director
                                       Date: March 15, 2006

                                       /s/ Dr. John Televantos
                                       -----------------------------------------
                                       Dr. John Televantos, Director
                                       Date: March 15, 2006

                                       /s/ Dr. Elaine Wedral
                                       -----------------------------------------
                                       Dr. Elaine Wedral, Director
                                       Date: March 15, 2006

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

3.1         Composite Articles of Incorporation of the Company.

3.2 Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated February 23, 2005).

4.1 Loan Agreement dated February 6, 2006 by and between Bank of America, N.A. and Balchem Corporation, Promissory Note dated February 6, 2006 from Balchem Corporation to Bank of America, N.A., and Amended and Restated Promissory Note (Revolving Line of Credit) dated February 6, 2006 from Balchem Corporation to Bank of America, N.A. (incorporated by reference to Exhibits 10.2, 10.3 and 10.4 to the Company's Current Report on Form 8-K dated February 9, 2006).

4.2 Amended and Restated Guaranty dated February 6, 2006 from BCP Ingredients, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated February 9, 2006).

4.3 Guaranty dated February 6, 2006 from Balchem Minerals Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated February 9, 2006).

10.1 Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement")).*

10.2 Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-35912, dated October 25, 1996, and to the 1998 Proxy Statement).

10.3 Balchem Corporation Amended and Restated 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.4 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's
            Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.5 Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit
            10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K")). *

10.6        Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc.
            and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

10.7 Asset Purchase Agreement dated June 30, 2005, between Balchem Corporation and Loders Croklaan USA, LLC (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 1, 2005).

10.8 Stock Purchase Agreement dated November 2, 2005, between Balchem Minerals Corporation and Chelated Minerals Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 7, 2005).

10.9 Process and Product License Agreement dated November 7, 2005, between Balchem Corporation and Project Management and Development Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 14, 2005).

10.10       Form  of   Restricted   Stock   Purchase   Agreement  for  Directors
            (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 30, 2005).

10.11 First Amendment to Stock Purchase Agreement dated January 5, 2006, between Balchem Minerals Corporation and Chelated Minerals Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 10, 2006).

14. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the 2003 10-K).

21.         Subsidiaries of Registrant.

23.1 Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm

23.2        Consent of KPMG LLP, Independent Registered Public Accounting Firm

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