Form 10-Q
period 2006-03-31
BALCHEM CORP
filed 2006-05-10
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)     Quarterly Report Pursuant to Section 13 or 15(d) of
    |X|             the Securities Exchange Act of 1934

                  For The Quarterly Period Ended March 31, 2006

                                       or

              Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

Maryland                                 13-2578432
------------------------------------     ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

P.O. Box 600 New Hampton, New York       10958
------------------------------------     ---------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                  845-326-5600
                        -------------------------------
               Registrant's telephone number, including area code:

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

                                                                  Yes |_| No |X|

As of May 8, 2006 the registrant had 11,611,470 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1.  Financial Statements

                                  BALCHEM CORPORATION
                         Condensed Consolidated Balance Sheets
                     (Dollars in thousands, except per share data)
                                       Unaudited


                                        Assets                         March 31,  December 31,
                                        ------                           2006        2005
                                                                       --------    --------
Current assets:
   Cash and cash equivalents                                           $  6,346    $ 12,996
   Accounts receivable                                                   11,754      11,521
   Inventories                                                            8,803       8,540
   Prepaid income taxes                                                      --         143
   Prepaid expenses                                                       1,411       1,790
   Deferred income taxes                                                    271         276
                                                                       --------    --------
         Total current assets                                            28,585      35,266

Property, plant and equipment, net                                       25,905      24,400

Goodwill                                                                 24,850      13,327
Intangible assets with finite lives, net                                  7,416       2,148
                                                                       --------    --------
                Total assets                                           $ 86,756    $ 75,141
                                                                       ========    ========


                         Liabilities and Stockholders' Equity
                         ------------------------------------
Current liabilities:
   Trade accounts payable                                              $  2,627    $  2,562
   Accrued expenses                                                       1,864       2,601
   Accrued compensation and other benefits                                  861       1,756
   Customer deposits and other deferred revenue                             900       1,186
   Current portion of long-term debt                                      2,000          --
   Dividends payable                                                         --       1,045
   Income tax payable                                                     1,355          --
                                                                       --------    --------
                Total current liabilities                                 9,607       9,150

 Long-term debt                                                           5,250          --
 Deferred income taxes                                                    6,370       4,015
 Other long-term obligations                                              1,057       1,043
                                                                       --------    --------
                Total liabilities                                        22,284      14,208
                                                                       --------    --------

 Stockholders' equity:
 Preferred stock, $25 par value. Authorized 2,000,000
   shares; none issued and outstanding                                       --          --
 Common stock, $.0667 par value. Authorized 25,000,000 shares;
  11,649,645 shares issued and 11,606,970 shares outstanding at March 31, 2006 and 11,640,964 shares issued and
  11,576,948 shares outstanding at December 31, 2005                        776         776
 Additional paid-in capital                                               8,304       8,008
 Retained earnings                                                       56,164      53,306
 Treasury stock, at cost: 42,675 and 64,016 shares at March 31, 2006
  and December 31, 2005, respectively                                      (772)     (1,157)
                                                                       --------    --------
  Total stockholders' equity                                             64,472      60,933

                                                                       --------    --------
                Total liabilities and stockholders' equity             $ 86,756    $ 75,141
                                                                       ========    ========

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           2006           2005
                                                         --------      --------

Net sales                                                $ 24,597      $ 19,340

Cost of sales                                              16,375        12,158
                                                         --------      --------

Gross profit                                                8,222         7,182

Operating expenses:
       Selling expenses                                     1,669         1,229
       Research and development expenses                      526           485
       General and administrative expenses                  1,558         1,437
                                                         --------      --------
                                                            3,753         3,151

                                                         --------      --------
Earnings from operations                                    4,469         4,031

Other expenses (income):
       Interest (income)                                      (62)          (40)
       Interest expense                                        86             2
                                                         --------      --------

Earnings before income tax expense                          4,445         4,069

       Income tax expense                                   1,587         1,501
                                                         --------      --------

Net earnings                                             $  2,858      $  2,568
                                                         ========      ========

Net earnings per common share - basic                    $   0.25      $   0.23
                                                         ========      ========

Net earnings per common share - diluted                  $   0.24      $   0.21
                                                         ========      ========

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                         2006        2005
                                                                       --------    --------
Cash flows from operating activities:
Net earnings                                                           $  2,858    $  2,568

Adjustments to reconcile net earnings to net cash
provided by operating activities:
  Depreciation and amortization                                             787         670
  Shares issued under employee benefit plans                                117          88
  Deferred income taxes                                                      (8)        118
  Stock compensation expense                                                262          --
  Excess tax benefits from stock compensation                                --          17
  Provision for doubtful accounts                                            --          18
    Changes in assets and liabilities net of effects of acquisition:
        Accounts receivable                                                (148)     (1,399)
        Inventories                                                         289         157
        Prepaid expenses and other current assets                           379         487
        Income taxes                                                      1,498       1,353
        Customer deposits and other deferred revenue                       (286)       (203)
        Accounts payable and accrued expenses                            (1,566)       (342)
        Other long-term obligations                                          17          16
                                                                       --------    --------
           Net cash provided by operating activities                      4,199       3,548
                                                                       --------    --------

Cash flows from investing activities:
  Capital expenditures                                                     (263)       (377)
  Cash paid for intangible assets acquired                                  (32)        (18)
  Acquisition of assets                                                 (17,058)         --
                                                                       --------    --------
           Net cash used in investing activities                        (17,353)       (395)
                                                                       --------    --------

Cash flows from financing activities:
  Proceeds from long-term borrowings                                     10,000          --
  Principal payments on long-term debt                                   (2,750)         --
  Proceeds from stock options and warrants exercised                        206         860
  Excess tax benefits from stock compensation                                96          --
  Dividends paid                                                         (1,045)       (685)
  Other financing activities                                                 (3)         (4)
                                                                       --------    --------
           Net cash provided by financing activities                      6,504         171
                                                                       --------    --------

Increase (decrease) in cash and cash equivalents                         (6,650)      3,324

Cash and cash equivalents beginning of period                            12,996      12,734
                                                                       --------    --------
Cash and cash equivalents end of period                                $  6,346    $ 16,058
                                                                       ========    ========

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2005 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in our Annual Report on Form 10-K. References in this report to "the Company" mean Balchem and/or its subsidiaries, BCP Ingredients, Inc., Balchem Minerals Corporation and Chelated Minerals Corporation, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and
Article 10 of Regulation S-X and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - CMC ACQUISITION
------------------------

On February 8, 2006, the Company, through its wholly owned subsidiary Balchem Minerals Corporation ("BMC"), completed an acquisition (the "Acquisition") of all of the outstanding capital stock of Chelated Minerals Corporation ("CMC"), a privately held Utah corporation, for a purchase price of $17,350 subject to adjustment based upon CMC's actual working capital and other adjustments. On February 6, 2006, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the acquisition, in part. The remaining balance of the purchase price of the Acquisition was funded through Balchem's cash on hand. The Term Loan is payable in equal monthly installments of principal, together with accrued interest, and has a maturity date of March 1, 2009. The Term Loan is subject to an interest rate equal to LIBOR plus 1.00%. At March 31, 2006, this interest rate was 5.64%.

The preliminary allocation of the total purchase price, including acquisition costs, of CMC's net tangible and intangible assets was based on their estimated fair values as of February 8, 2006. Adjustments to these estimates will be included in the allocation of the purchase price of CMC upon settlement of any working capital or other adjustments. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The preliminary purchase price has been allocated as follows (in thousands):

----------------------------------------------------------------
                                          Fair Value Recorded
                                          in Purchase Accounting
----------------------------------------------------------------

Accounts receivable                          $       884
Inventory                                            552
Property plant and equipment                       1,980
Current liabilities                                 (388)

Other long-term liabilities                       (2,368)
Goodwill                                          11,475
Financing costs                                       49
Other intangible assets                            5,285
----------------------------------------------------------------
         Total                               $    17,469
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

Pro Forma Summary of Operations

The following unaudited pro forma information has been prepared as if the aforementioned acquisition had occurred on January 1, 2005 and does not include cost savings expected from the transaction. In addition to including the results of operations, the pro forma information gives effect primarily to changes in depreciation and amortization of tangible and intangible assets resulting from the acquisition.

The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the aforementioned acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

--------------------------------------------------
                                    Pro-Forma
                                Three Months Ended
                                    March 31,
                                2006        2005
--------------------------------------------------

Net sales                    $  25,331  $  20,939
Net earnings                     2,893      2,684

Basic EPS                          .25        .23
Diluted EPS                        .24        .23
--------------------------------------------------

NOTE 3 - ACQUISITION OF ASSETS
------------------------------

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

The allocation of the purchase price of the acquisition has been assigned to the long-term net assets acquired as follows:

-----------------------------------------------------
                               Fair Value Recorded
                               in Purchase Accounting
-----------------------------------------------------

Equipment                         $  1,436
Customer List                        1,350

Patent                                 140
Goodwill                             6,959
-----------------------------------------------------
         Total                    $  9,885
-----------------------------------------------------

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

Pro Forma Summary of Operations

The following unaudited pro forma information has been prepared as if the aforementioned acquisition had occurred on January 1, 2005 and does not include cost savings expected from the transaction. In addition to including the results of operations, the pro forma information gives effect primarily to changes in depreciation and amortization of tangible and intangible assets resulting from the acquisition.

The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the aforementioned acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

-----------------------------------------------------
                                        Pro-Forma
                                    Three Months Ended
                                      March 31, 2005
----------------------------------------------------
Net sales                            $       20,999
Net earnings                                  3,044

Basic EPS                                       .27
Diluted EPS                                     .26
----------------------------------------------------

NOTE 4 - STOCK INCENTIVE PLAN
-----------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," (SFAS 123R). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company's results for the three months ended March 31, 2006 include an additional $27 in cost of sales and $235 of operating expenses relating to the adoption of SFAS 123R. Net earnings were reduced by $254, or $0.02 per basic and diluted share. Additionally, upon adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $96.

For the three months ended March 31, 2005, the Company accounted for stock based compensation plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net earnings and earnings per share if a fair value based method had been applied to all awards.

-----------------------------------------------------------------------------------------
                                                                           March 31, 2005
-----------------------------------------------------------------------------------------
Net Earnings                                                                $      2,568
Stock-based employee compensation expense included in net earnings, net
of related tax effects                                                                --
Stock-based employee compensation expense determined under fair value
based method, net of related tax effects                                             209
-----------------------------------------------------------------------------------------
Pro forma net earnings                                                      $      2,359
-----------------------------------------------------------------------------------------
Basic earnings per common share:
As reported                                                                 $       0.23
Pro forma                                                                           0.21
Diluted earnings per common share:
As reported                                                                 $       0.21
Pro forma                                                                           0.20
-----------------------------------------------------------------------------------------

The Company's stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of March 31, 2006, the plans had 716,940 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options and seven years for restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control or other qualifying events (as defined in the plans).

Option activity for the three months ended March 31, 2006 is summarized below:

-----------------------------------------------------------------------------------------------
                                                                                     Weighted
                                                        Weighted                     Average
                                                        Average      Aggregate      Remaining
                                                        Exercise     Intrinsic     Contractual
                                      Shares             Price         Value          Term
-----------------------------------------------------------------------------------------------
Outstanding as of December 31, 2005
                                      1,435,465       $      12.577            --            --
  Granted                                 8,800              22.588            --            --
  Exercised                             (23,698)              8.500            --            --
  Expired                                    --                  --            --            --
  Forfeited                              (3,000)             13.866            --            --
-----------------------------------------------------------------------------------------------
Outstanding as of
March 31, 2006                         1,417,567      $      12.700  $     14,700          7.2
===============================================================================================
Exercisable as of
March 31, 2006                           758,547      $       9.177  $     10,544          5.8
===============================================================================================

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.4% and 0.4%; expected volatilities of 26% and 29%; risk-free interest rates of 3.8% and 3.7%; and expected lives of 4.5 and
4.9 for the three months ended March 31, 2006 and 2005, respectively.

For the three month periods ended March 31, 2006 and March 31, 2005, the Company used a projected expected life for each award granted based on historical experience of employees' exercise behavior. For the three month periods ended March 31, 2006 and March 31, 2005, expected volatility is based on historical volatility levels. For the three month periods ended March 31, 2006 and March 31, 2005, dividend yields are based on historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

The weighted-average fair value of options granted during the three months ended March 31, 2006 and 2005 was $5.23 and $3.59, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $320 and $767, respectively.

Non-vested restricted stock activity for the three months ended March 31, 2006 is summarized below:

-------------------------------------------------------------------------------
                                                                  Weighted
                                                               Average Grant
                                                    Shares     Date Fair Value

-------------------------------------------------------------------------------
Non-vested balance as of December 31, 2005          22,500    $          19.83
Granted                                                  -                   -
Vested                                                   -                   -
Forfeited                                                -                   -
Non-vested balance as of March 31, 2006             22,500    $          19.83
-------------------------------------------------------------------------------

As of March 31, 2006 there was $2,159 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of two years.

NOTE 5 - INVENTORIES
--------------------

Inventories at March 31, 2006 and December 31, 2005 consisted of the following:

-----------------------------------------------------------------------------
                                                    March 31,    December 31,
                                                      2006           2005
-----------------------------------------------------------------------------

Raw materials                                    $      4,168   $       4,809
Finished goods                                          4,635           3,731

-----------------------------------------------------------------------------
         Total inventories                       $      8,803   $       8,540
-----------------------------------------------------------------------------

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at March 31, 2006 and December 31, 2005 are summarized as follows:

------------------------------------------------------------------------------
                                                  March 31,      December 31,
                                                    2006             2005
------------------------------------------------------------------------------
Land                                            $          650   $        290
Building                                                11,067         10,509
Equipment                                               32,258         31,196
Construction in Progress                                   595            332
------------------------------------------------------------------------------
                                                        44,570         42,327
Less: Accumulated depreciation                          18,665         17,927
------------------------------------------------------------------------------
   Net property, plant and equipment            $       25,905   $     24,400
------------------------------------------------------------------------------

NOTE 7 - INTANGIBLE ASSETS
--------------------------

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

As of December 31, 2005, the Company performed an impairment test of its goodwill balance. As of such date, the Company's reporting units' fair values exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company will perform its impairment test next on December 31, 2006.

The Company had goodwill in the amount of $24,850 and $13,327 at March 31, 2006 and December 31, 2005, respectively, subject to the provisions of SFAS Nos. 141 and 142. At March 31, 2006, the balance of goodwill includes the cost in excess of net assets acquired of both the CMC acquisition, as described in Note 2, of $11,475 and the acquired assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business, described in Note 3, of $6,959.

As of March 31, 2006 and December 31, 2005, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $7,748 and $2,432, respectively, less accumulated amortization of $332 and $284, respectively. At March 31, 2006, the gross carrying amount included a customer list, trade names and trade secrets acquired as part of the CMC acquisition, as described in Note 2, as well as a customer list and patent acquired as part of the acquisition of certain assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business, described in Note 3.

Identifiable intangible assets with finite lives at March 31, 2006 and December 31, 2005 are summarized as follows:

-------------------------------------------------------------------------------------------------------
                                                Gross                         Gross
                              Amortization     Carrying     Accumulated      Carrying    Accumulated
                                 Period       Amount at   Amortization at   Amount at    Amortization
                               (in years)      3/31/06        3/31/06        12/31/05    at 12/31/05
-------------------------------------------------------------------------------------------------------
Customer lists                            10      $ 4,888          $   101      $ 1,350        $    67
Regulatory re-registration
costs                                     10           34               --           18             --
Patents & trade secrets                15-17        1,501              151          753            141
Trademarks & trade names                  17          868               52          210             49
Other                                      5          457               28          101             27
-------------------------------------------------------------------------------------------------------
                                                  $ 7,748          $   332      $ 2,432        $   284
-------------------------------------------------------------------------------------------------------

Amortization of identifiable intangible assets was approximately $49 for the first three months of 2006. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2006 is $506, approximately $661 per annum for 2007 through 2009, $651 in 2010 and $643 in 2011. At March 31, 2006, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangible assets with finite lives, net" in the Company's consolidated balance sheets.

There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2006.

NOTE 8 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

---------------------------------------------------------------------------------------------------------
                                                             Net            Number of
                                                           Earnings           Shares          Per Share
Three months ended March 31, 2006                        (Numerator)       (Denominator)       Amount
---------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                           $2,858          11,595,960          $.25

Effect of dilutive securities - stock options                                   562,559
                                                                            -----------

Diluted EPS - Net earnings and weighted  average common
shares outstanding  and effect of stock options              $2,858          12,158,519          $.24
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
                                                             Net            Number of
                                                           Earnings           Shares          Per Share
Three months ended March 31, 2005                        (Numerator)       (Denominator)       Amount
---------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                            $2,568         11,491,070          $.23

Effect of dilutive securities - stock options                                   433,699
                                                                            -----------

Diluted EPS - Net earnings and weighted  average common
shares outstanding and effect of stock options                $2,568         11,924,769          $.21
---------------------------------------------------------------------------------------------------------

The Company had stock options covering 329,050 and 76,965 shares at March 31, 2006 and 2005, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 9 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: specialty products, encapsulated / nutritional products and BCP Ingredients, its unencapsulated feed supplements segment.

Business Segment Net Sales:

------------------------------------------------------------------
                                              Three Months Ended
                                                   March 31
                                           2006           2005
------------------------------------------------------------------
Specialty Products                     $    7,951      $   7,133
Encapsulated/Nutritional Products           9,789          7,841
BCP Ingredients                             6,857          4,366
------------------------------------------------------------------
Total                                  $   24,597      $  19,340
------------------------------------------------------------------

Business Segment Earnings:

-----------------------------------------------------------------
                                            Three Months Ended
                                                 March 31,
                                          2006           2005
-----------------------------------------------------------------
Specialty Products                     $   2,772      $   2,605
Encapsulated/Nutritional Products         1,039            877
BCP Ingredients                              658            549
Interest and other income (expense)          (24)            38
-----------------------------------------------------------------
Earnings before income taxes           $   4,445      $   4,069
-----------------------------------------------------------------

NOTE 10- SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Cash paid during the three months ended March 31, 2006 and 2005 for income taxes and interest is as follows:

--------------------------------------------------
                          Three months ended
                               March 31,
                         2006             2005
--------------------------------------------------

Income taxes          $        2       $        13
Interest              $       86       $         2
--------------------------------------------------

NOTE 11- COMMON STOCK
---------------------

On December 15, 2005, the Board of Directors of the Company approved a three-for-two split of the Company's common stock to be effected in the form of a stock dividend to shareholders of record on December 30, 2005. Such distribution was made on January 20, 2006. Accordingly, the stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock. All references to number of common shares and per share amounts except shares authorized in the accompanying condensed consolidated financial statements were retroactively adjusted to reflect the effect of the stock split.

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 514,974 shares at an average cost of $6.17 per share, none of which remain in treasury. In June 2005, the board of directors authorized another extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 514,974 shares previously repurchased under the program. Under this extension, a total of 66,300 shares have been purchased at an average cost of $18.07, 42,675 of which remain in treasury at March 31, 2006. During the three months ended March 31, 2006, no additional shares have been purchased.

NOTE 12 - LONG TERM DEBT AND CREDIT AGREEMENTS
----------------------------------------------

On February 6, 2006, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the CMC acquisition (the "Acquisition"), as described in note 2, in part. The remaining balance of the purchase price of the Acquisition was funded through Balchem's cash on hand. The Term Loan is payable in equal monthly installments of principal, together with accrued interest, and has a maturity date of March 1, 2009. The Term Loan is subject to an interest rate equal to LIBOR plus 1.00%. The Loan Agreement also provides for an unsecured short-term revolving credit facility of $3,000 (the "New Revolving Facility"). Borrowings under the New Revolving Facility bear interest at LIBOR plus 1.00%. At March 31, 2006, this interest rate was 5.64%. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility expires in February, 2007. Management believes that such facility will be renewed in the normal course of business. During the quarter ended March 31, 2006, the Company repaid $2,750 of principal under the New Loan Agreement.

NOTE 13 - EMPLOYEE BENEFIT PLANS
--------------------------------

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

The Company also currently provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the three months ended March 31, 2006 and March 31, 2005 was as follows:

------------------------------------------------------------------
                                               2006        2005
------------------------------------------------------------------
Service Cost                                $       8   $       8
Interest Cost                                      13          13
Expected return on plan assets                      -           -
Amortization of transition obligation               -           -
Amortization of prior service cost                 (5)         (3)
Amortization of (gain) or loss                      1           -
------------------------------------------------------------------
Net periodic benefit cost                   $      17   $      18
------------------------------------------------------------------

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

NOTE 14 - LICENSE AGREEMENT
---------------------------

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

The Company is using the percentage of completion method to recognize revenue and expenses related to the License Agreement and the efforts-expended method for measuring the progress to completion. As of March 31, 2006, the Company has recognized $395 of income and $344 in expenses since the inception of the agreement. For the three months ended March 31, 2006, the Company has recognized $237 of income and $207 in expenses, which are included in net sales and cost of sales, respectively, in the BCP Ingredients segment.

NOTE 15 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company has adopted the provisions of this statement as of January 1, 2006 and does not expect this statement to have a material impact on its financial condition or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. The actions and performance of the Company could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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

BCP Ingredients
---------------

This segment manufactures and supplies choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline plays a vital role in the metabolism of fat and the building and maintaining of cell structures. Choline deficiency can result in, among other symptoms, reduced growth and perosis in poultry, and fatty liver, kidney necrosis and general poor health condition in swine. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications. Choline chloride is manufactured and sold in both an aqueous and dry form.

The Company sells products for all three segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings for the three months ended March 31 (in thousands):

Business Segment Net Sales:
-----------------------------------------------------------------
                                           Three Months Ended
                                                March 31
                                          2006             2005
-----------------------------------------------------------------
Specialty Products                     $   7,951       $   7,133
Encapsulated/Nutritional Products
                                           9,789           7,841
BCP Ingredients                            6,857           4,366
-----------------------------------------------------------------
Total                                  $  24,597       $  19,340
-----------------------------------------------------------------

Business Segment Earnings:
-----------------------------------------------------------------
                                          Three Months Ended
                                               March 31,
                                         2006            2005
-----------------------------------------------------------------
Specialty Products                     $  2,772        $  2,605
Encapsulated/Nutritional Products
                                          1,039             877
BCP Ingredients                             658             549
Interest and other income (expense)
                                            (24)             38
-----------------------------------------------------------------
Earnings before income taxes
                                       $  4,445        $  4,069
-----------------------------------------------------------------

Effective January 1, 2006, we adopted the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments ("SFAS 123R"). SFAS 123R allows public companies to select from two alternative transition methods when adopting SFAS 123R, the modified prospective application or the modified retrospective application. We have elected to adopt the provisions of SFAS 123R using the modified prospective application. Under the modified prospective application, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of January 1, 2006 shall be recognized as the requisite service is rendered after January 1, 2006. Share-based compensation expense of $262 was recognized in the first quarter of 2006 for the unvested portion of awards outstanding as of January 1, 2006. We estimate that share-based compensation expense for 2006 will be approximately $1,048.

                              RESULTS OF OPERATIONS
                              ---------------------

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Net Sales
---------

Net sales for the three months ended March 31, 2006 were $24,597 compared with $19,340 for the three months ended March 31, 2005, an increase of $5,257 or 27.2%. Net sales for the specialty products segment were $7,951 for the three months ended March 31, 2006 compared with $7,133 for the three months ended March 31, 2005, an increase of $818 or 11.5%. This increase was principally due to an increase in sales volume of ethylene oxide for medical device sterilization and propylene oxide for starch modification. Net sales for the encapsulated / nutritional products segment were $9,789 for the three months ended March 31, 2006 compared with $7,841 for the three months ended March 31, 2005, an increase of $1,948 or 24.8% This increase was due principally to increased volumes sold in the human choline market and approximately $1,900 associated with the Company's new pharmaceutical, food, and chelated minerals business lines resulting from the Loders Croklaan asset and CMC stock acquisitions, as described in Notes 3 and 2, respectively. Net sales of $6,857 were realized for the three months ended March 31, 2006 for the BCP Ingredients (unencapsulated feed supplements) segment, which markets choline for the poultry and swine industries as well as industrial choline derivative products, as compared with $4,366 for the three months ended March 31, 2005, an increase of $2,491 or 57.1%. This increase was due to increased volumes sold in the dry choline, aqueous choline, and specialty industrial product lines, along with modest price increases in all three product lines.

Gross Margin
------------

Gross margin for the three months ended March 31, 2006 increased to $8,222 compared to $7,182 for the three months ended March 31, 2005, an increase of $1,040 or 14.5%, due largely to the above-noted increase in sales. Gross margin percentage for the three months ended March 31, 2006 was 33.4% compared to 37.1% for the three months ended March 31, 2005. This decrease in gross margin percentage was primarily a result of product mix, higher raw material and fuel costs. Gross margin for the specialty products segment increased slightly as increased sales volume and sales prices were partially offset by increases in raw material prices and distribution costs. Gross margin in the encapsulated / nutritional products segment increased 23.3% as margins were favorably affected by product mix as well as sales volumes in the new product lines, as described above. Gross margin for BCP Ingredients increased 19.4% and were favorably affected by increased sales volumes of choline chloride and specialty derivative products.

Operating Expenses
------------------

Operating expenses for the three months ended March 31, 2006 were $3,753 compared to $3,151 for the three months ended March 31, 2005, an increase of $602 or 19.1%. This increase was primarily a result of increased payroll costs for new hires and expenses relating to the adoption of the provisions of SFAS No. 123R for stock-based compensation. Total operating expenses as a percentage of sales were 15.3% for the three months ended March 31, 2006 compared to 16.3% for the three months ended March 31, 2005. During the three months ended March 31, 2006 and 2005, the Company spent $526 and $484, respectively, on research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

Earnings From Operations
------------------------

As a result of the foregoing, earnings from operations for the three months ended March 31, 2006 were $4,469 as compared to $4,031 for the three months ended March 31, 2005.

Other expenses (income)
-----------------------

Interest income for the three months ended March 31, 2006 totaled $62 as compared to $40 for the three months ended March 31, 2005. This increase is attributable to the increase in the average total cash balance. Interest expense was $86 for the three months ended March 31, 2006 compared to $2 for the three months ended March 31, 2005. This increase is attributable to the increase in current and long-term debt resulting from the CMC acquisition on February 8, 2006.

Income Tax Expense
------------------

The Company's effective tax rate for the three months ended March 31, 2006 and 2005 was 35.7% and 36.9%, respectively. This decrease in the effective tax rate is attributable to a change in allocation relating to state income taxes. This decrease was partially offset by the effect of recording the tax benefit associated with the incentive stock option component of stock compensation directly to equity, rather than in income tax expense, under SFAS 123R.

Net earnings
------------

As a result of the foregoing, net earnings were $2,858 for the three months ended March 31, 2006 as compared with $2,568 for the three months ended March 31, 2005, an increase of 11.3%.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Contractual Obligations
-----------------------

As part of the June 30, 2005 acquisition of certain assets relating to the encapsulation, agglomeration and granulation business of Loders Croklaan USA, LLC, the asset purchase agreement provides for the contingent payment by the Company of additional consideration based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition. Such contingent consideration will be recorded as an additional cost of the acquired product lines. No such contingent consideration has been earned or paid as of March 31, 2006.

The Company's other contractual obligations and commitments principally include obligations associated with future minimum non-cancelable operating lease obligations (including for the headquarters office space entered into in 2002).

The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash
----

Cash and cash equivalents decreased to $6,346 at March 31, 2006 from $12,996 at December 31, 2005. The $6,650 decrease resulted primarily from an increase in net cash provided by operating activities and financing activities of $4,199 and $6,504, respectively, offset by net cash used in investing activities of $17,353, principally for the acquisition of all of the outstanding capital stock of Chelated Minerals Corporation ("CMC") on February 8, 2006. Working capital amounted to $18,978 at March 31, 2006 as compared to $26,116 at December 31, 2005, a decrease of $7,138.

Operating Activities
--------------------

Cash flows from operating activities provided $4,199 for the three months ended March 31, 2006 compared to $3,548 for the three months ended March 31, 2005. The increase in cash flows from operating activities was primarily due to increases in net earnings, depreciation expense and current income taxes, and a decrease in accounts receivable. This increase was partially offset by decreases in accounts payable and accrued expenses as well as customer deposits and other deferred revenue.

Investing Activities
--------------------

Capital expenditures were $263 for the three months ended March 31, 2006 compared to $377 for the three months ended March 31, 2005. Cash paid for the acquisition of all of the outstanding common stock of CMC, including acquisition costs, net of acquisition accounts receivable collected, was $17,058.

Financing Activities
--------------------

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 514,974 shares at an average cost of $6.17 per share, none of which remain in treasury. In June 2005, the board of directors authorized another extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 514,974 shares previously repurchased under the program. Under this extension, a total of 66,300 shares have been purchased at an average cost of $18.07, 42,675 of which remain in treasury at March 31, 2006. During the three months ended March 31, 2006, no additional shares have been purchased.

On February 6, 2006, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the CMC acquisition (the "Acquisition"), as described in note 2, in part. The remaining balance of the purchase price of the Acquisition was funded through Balchem's cash on hand. The Term Loan is payable in equal monthly installments of principal, together with accrued interest, and has a maturity date of March 1, 2009. The Term Loan is subject to an interest rate equal to LIBOR plus 1.00%. The Loan Agreement also provides for an unsecured short-term revolving credit facility of $3,000 (the "New Revolving Facility"). Borrowings under the New Revolving Facility bear interest at LIBOR plus 1.00%. At March 31, 2006, this interest rate was 5.64%. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility expires in February, 2007. Management believes that such facility will be renewed in the normal course of business.

As of March 31, 2006, the Company made $2,750 in principal payments against this term loan.

Proceeds from stock options exercised totaled $206 and $860 for the three months ended March 31, 2006 and 2005, respectively. Dividend payments were $1,045 and $685 for the three months ended March 31, 2006 and 2005, respectively.

Pursuant to the Company's adoption of the provisions of SFAS No. 123R, the excess tax benefits of stock options exercised of $96 for the three months ended March 31, 2006 is classified as a financing activity. These excess tax benefits had previously been classified as an operating activity.

Other Matters Impacting Liquidity
---------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company's balance sheet as of March 31, 2006 for this obligation is $1,002. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies
----------------------------

Stock Options and Restricted Stock Awards

As discussed above, effective January 1, 2006, we account for stock-based compensation under SFAS 123R. Prior to January 1, 2006, we applied the intrinsic value method in measuring stock-based compensation under APB 25. Under SFAS 123R, share-based payment awards result in a cost measured at fair value on the awards' grant dates, based on the estimated number of awards expected to vest, and that cost is recognized through earnings over the expected vesting period. Under APB 25, when the exercise price of the Company's stock options equaled the market value of the underlying stock on the date of the grant, no compensation expense was recognized.

Other than the aforementioned adoption of SFAS 123R, there were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2005 Annual Report on Form 10-K, during the three months ended March 31, 2006.

Related Party Transactions
--------------------------

The Company was not engaged in related party transactions during the three months ended March 31, 2006 and all transactions of the Company during such period were at arms length.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. Accordingly, we believe we have limited exposure to market risk for changes in interest rates. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. Foreign sales are generally billed in U.S. dollars. As of March 31, 2006, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.00%. A 100 basis point increase in interest rates, applied to the Company's borrowings at March 31, 2006, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $73. The Company believes that its business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.

Item 4.  Controls and Procedures

  (a) Evaluation of Disclosure Controls and Procedures

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company's disclosure controls and procedures (including its internal controls and procedures), except for the disclosure controls and procedures of Chelated Minerals Corporation, which were excluded from management's evaluation. We completed the acquisition of this business on February 8, 2006, and are currently conducting an assessment of the business' disclosure controls and procedures. Based upon management's evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in identifying the information required to be disclosed in the Company's periodic reports filed with the Securities and Exchange
      Commission ("SEC"), including this Quarterly Report on Form 10-Q, and ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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


      Date: May 10, 2006

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