Form 10-Q
period 2006-06-30
BALCHEM CORP
filed 2006-08-08
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


    (Mark One)      Quarterly Report Pursuant to Section 13 or 15(d) of
        |X|             the Securities Exchange Act of 1934

                  For The Quarterly Period Ended June 30, 2006
                                       or

        |_|    Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

Maryland                                 13-2578432
------------------------------------     --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

P.O. Box 600 New Hampton, New York       10958
------------------------------------     ------------------------------------
(Address of principal executive offices)              (Zip Code)

                                  845-326-5600
                        ---------------------------------
               Registrant's telephone number, including area code:

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

As of August 4, 2006 the registrant had 11,629,868 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1.  Financial Statements

                                                    BALCHEM CORPORATION
                                           Condensed Consolidated Balance Sheets
                                                      (In thousands)
                                                        (unaudited)



                                                                                                June 30,      December 31,
                                               Assets                                             2006            2005
                                               ------                                         ------------    ------------
Current assets:
   Cash and cash equivalents                                                                  $      2,580    $     12,996
   Accounts receivable                                                                              12,140          11,521
   Inventories                                                                                       9,454           8,540
   Prepaid income taxes                                                                                 --             143
   Prepaid expenses and other                                                                        1,473           1,790
   Deferred income taxes                                                                               284             276
                                                                                              ------------    ------------
         Total current assets                                                                       25,931          35,266

 Property, plant and equipment, net                                                                 25,540          24,400

 Goodwill                                                                                           25,143          13,327
 Intangible assets with finite lives, net                                                            7,248           2,148
                                                                                              ------------    ------------
            Total assets                                                                      $     83,862    $     75,141
                                                                                              ============    ============


                                Liabilities and Stockholders' Equity
                                ------------------------------------
Current liabilities:
   Trade accounts payable                                                                     $      3,374    $      2,562
   Accrued expenses                                                                                    914           2,601
   Accrued compensation and other benefits                                                           1,145           1,756
   Customer deposits and other deferred revenue                                                        534           1,186
   Current portion of long-term debt                                                                 1,500              --
   Dividends payable                                                                                    --           1,045
   Income tax payable                                                                                  899              --
                                                                                              ------------    ------------
         Total current liabilities                                                                   8,366           9,150
                                                                                              ------------    ------------

 Deferred income taxes                                                                               6,389           4,015
 Other long-term obligations                                                                         1,065           1,043
                                                                                              ------------    ------------
             Total liabilities                                                                      15,820          14,208
                                                                                              ------------    ------------

 Stockholders' equity:
  Preferred stock, $25 par value. Authorized 2,000,000
   shares; none issued and outstanding                                                                  --              --
  Common stock, $.0667 par value. Authorized 25,000,000 shares; 11,649,845 shares issued and 11,624,264 shares outstanding at June 30, 2006 and 11,640,964 shares issued and
   11,576,948 shares outstanding at December 31, 2005                                                  776             776
  Additional paid-in capital                                                                         8,513           8,008
  Retained earnings                                                                                 59,219          53,306
  Treasury stock, at cost: 25,581 and 64,016 shares at June 30, 2006 and December 31, 2005,
   respectively                                                                                       (466)         (1,157)
                                                                                              ------------    ------------
     Total stockholders' equity                                                                     68,042          60,933

                                                                                              ------------    ------------
            Total liabilities and stockholders' equity                                        $     83,862    $     75,141
                                                                                              ============    ============

See accompanying notes to condensed consolidated financial statements


                                  BALCHEM CORPORATION
                     Condensed Consolidated Statements of Earnings
                         (In thousands, except per share data)
                                      (unaudited)


                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                            2006        2005        2006        2005
                                          --------    --------    --------    --------
Net sales                                 $ 25,100    $ 19,484    $ 49,697    $ 38,824

Cost of sales                               16,300      12,372      32,675      24,530
                                          --------    --------    --------    --------

Gross profit                                 8,800       7,112      17,022      14,294

Operating expenses:
  Selling expenses                           1,941       1,082       3,610       2,311
  Research and development expenses            486         560       1,012       1,045
  General and administrative expenses        1,503       1,191       3,061       2,628
                                          --------    --------    --------    --------
                                             3,930       2,833       7,683       5,984
                                          --------    --------    --------    --------
Earnings from operations                     4,870       4,279       9,339       8,310

Other expenses (income):
 Interest (income)                             (27)        (69)        (89)       (109)
 Interest expense                               84           2         170           4
                                          --------    --------    --------    --------

Earnings before income tax expense           4,813       4,346       9,258       8,415

  Income tax expense                         1,758       1,616       3,345       3,117
                                          --------    --------    --------    --------

Net earnings                              $  3,055    $  2,730    $  5,913    $  5,298
                                          ========    ========    ========    ========

Net earnings per common share - basic     $   0.26    $   0.24    $   0.51    $   0.46
                                          ========    ========    ========    ========

Net earnings per common share - diluted   $   0.25    $   0.23    $   0.49    $   0.44
                                          ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements


                                    BALCHEM CORPORATION
                      Condensed Consolidated Statements of Cash Flows
                                       (In thousands)
                                        (unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                         2006        2005
                                                                       --------    --------
Cash flows from operating activities:
  Net earnings                                                         $  5,913    $  5,298

  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                                          1,699       1,340
   Shares issued under employee benefit plans                               208         148
   Deferred income taxes                                                     (2)        110
   Stock compensation expense                                               524          --
   Excess tax benefits from stock compensation                               --          17
   Provision for doubtful accounts                                            9         (32)
    Changes in assets and liabilities net of effects of acquisition:
     Accounts receivable                                                   (628)     (1,325)
     Inventories                                                           (362)        (44)
     Prepaid expenses and other current assets                              317         525
     Income taxes                                                         1,042         162
     Customer deposits and other deferred revenue                          (652)       (437)
     Accounts payable and accrued expenses                               (1,486)        552
     Other long-term obligations                                             30          30
                                                                       --------    --------
                   Net cash provided by operating activities              6,612       6,344
                                                                       --------    --------

Cash flows from investing activities:
   Capital expenditures                                                    (598)       (817)
   Proceeds from sale of property, plant & equipment                         --           4
   Cash paid for intangible assets acquired                                 (76)        (42)
   Acquisition of assets                                                (17,266)    (11,411)
                                                                       --------    --------
                   Net cash used in investing activities                (17,940)    (12,266)
                                                                       --------    --------

Cash flows from financing activities:
  Proceeds from long-term borrowings                                     10,000          --
  Short-term obligation                                                      --      10,399
  Principal payments on long-term debt                                   (8,500)         --
  Proceeds from stock options                                               301       1,243
  Excess tax benefits from stock compensation                               163          --
  Dividends paid                                                         (1,045)       (685)
  Other financing activities                                                 (7)         (7)
                                                                       --------    --------
                   Net cash provided by financing activities                912      10,950
                                                                       --------    --------

Increase (decrease) in cash and cash equivalents                        (10,416)      5,028

Cash and cash equivalents beginning of period                            12,996      12,734
                                                                       --------    --------
Cash and cash equivalents end of period                                $  2,580    $ 17,762
                                                                       ========    ========

See accompanying notes to condensed consolidated financial statements

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and
Article 10 of Regulation S-X and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - CMC ACQUISITION
------------------------

On February 8, 2006, the Company, through its wholly owned subsidiary Balchem Minerals Corporation ("BMC"), completed an acquisition (the "Acquisition") of all of the outstanding capital stock of Chelated Minerals Corporation ("CMC"), a privately held Utah corporation, for a purchase price of $17,350 subject to adjustment based upon CMC's actual working capital and other adjustments. On February 6, 2006, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the acquisition, in part. The remaining balance of the purchase price of the Acquisition was funded through Balchem's cash on hand. The Term Loan is payable in equal monthly installments of principal, together with accrued interest, and has a maturity date of March 1, 2009. The Term Loan is subject to an interest rate equal to LIBOR plus 1.00%. At June 30, 2006, this interest rate was 6.11%.

The preliminary allocation of the total purchase price, including acquisition costs, of CMC's net tangible and intangible assets was based on their estimated fair values as of February 8, 2006. Adjustments to these estimates will be included in the allocation of the purchase price of CMC upon settlement of any working capital or other adjustments. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The preliminary purchase price has been allocated as follows (in thousands):

----------------------------------------------------------
                                              Fair Value
                                               Recorded
                                             in Purchase
                                              Accounting
----------------------------------------------------------

Accounts receivable                         $         884
Inventory                                             552
Property, plant and equipment                       1,980
Current liabilities                                  (388)
Other long-term liabilities                        (2,368)
Goodwill                                           11,767
Financing costs                                        49
Other intangible assets                             5,285
----------------------------------------------------------
         Total                              $      17,761
----------------------------------------------------------

The CMC acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The consolidated financial statements include the results of operations of the acquired product lines from the date of purchase.

Pro Forma Summary of Operations

The following unaudited pro forma information has been prepared as if the CMC acquisition had occurred on January 1, 2006 and does not include cost savings expected from the transaction. In addition to including the results of operations, the pro forma information gives effect primarily to changes in depreciation and amortization of tangible and intangible assets resulting from the acquisition.

The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the CMC acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

-----------------------------------------------------------
                                           Pro-Forma
                                       Three months Ended
                                            June 30,
                                        2006       2005
-----------------------------------------------------------

Net sales                            $   25,100  $  21,027
Net earnings                              3,055      2,929
Basic EPS                                   .26        .25
Diluted EPS                                 .25        .24
-----------------------------------------------------------

----------------------------------------------------------
                                          Pro-Forma
                                       Six months Ended
                                           June 30,
                                       2006       2005
----------------------------------------------------------

Net sales                            $  50,431  $  41,966
Net earnings                             5,960      5,604
Basic EPS                                  .51        .49
Diluted EPS                                .49        .47
----------------------------------------------------------

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
-----------------------------------------------------------

The purchase price allocations have been made on the basis of estimates made by the Company. The financial statement amounts are subject to subsequent revision to give effect to other pre-acquisition contingencies that may become resolved during subsequent periods.

The Loders Croklaan acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The consolidated financial statements include the results of operations of the acquired product lines from the date of purchase.

Pro Forma Summary of Operations

The following unaudited pro forma information has been prepared as if the Loders Croklaan acquisition had occurred on January 1, 2005 and does not include cost savings expected from the transaction. In addition to including the results of operations, the pro forma information gives effect primarily to changes in depreciation and amortization of tangible and intangible assets resulting from the acquisition.

The pro forma  information  presented  does not purport to be  indicative of the results that actually would have been attained if the Loders Croklaan acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

--------------------------------------------------
                                     Pro-Forma
                                 Three months Ended
                                   June 30, 2005
--------------------------------------------------
Net sales                         $       21,112
Net earnings                               2,942
Basic EPS                                    .25
Diluted EPS                                  .24
--------------------------------------------------

--------------------------------------------------
                                     Pro-Forma
                                 Six months Ended
                                   June 30, 2005
--------------------------------------------------
Net sales                         $       42,111
Net earnings                               5,870
Basic EPS                                    .51
Diluted EPS                                  .49
--------------------------------------------------

NOTE 4 - STOCK INCENTIVE PLAN
-----------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," (SFAS 123R). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company's results for the three and six months ended June 30, 2006 reflected the following change as a result of adopting SFAS 123R:

-----------------------------------------------------------------------------
                                       Three Months Ended   Six Months Ended
                                          June 30, 2006      June 30, 2006
-----------------------------------------------------------------------------
Cost of sales                           $             27    $            54
Operating expenses                                   235                470
Net earnings                                        (205)              (459)
Basic earnings per common share                    (0.02)             (0.04)
Diluted earnings per common share       $          (0.02)   $         (0.03)
-----------------------------------------------------------------------------

Additionally, upon adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $67 and $163 for the three and six months ended June 30, 2006, respectively.

For the six months ended June 30, 2005, the Company accounted for stock based compensation plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net earnings and earnings per share if a fair value based method had been applied to all awards:

------------------------------------------------------------------------------------------
                                                         Three Months        Six Months
                                                             Ended             Ended
                                                         June 30, 2005     June 30, 2005
------------------------------------------------------------------------------------------
Net earnings                                            $         2,730             5,298
Stock-based employee compensation expense included
in net earnings, net of related tax effects                          --                --
Stock-based employee compensation expense
determined under fair value based method, net of
related tax effects                                                 177               386
------------------------------------------------------------------------------------------
Pro forma net earnings                                  $         2,553             4,912
------------------------------------------------------------------------------------------
Basic earnings per common share:
As reported                                             $          0.24              0.46
Pro forma                                                          0.22              0.43
Diluted earnings per common share:
As reported                                             $          0.23              0.44
Pro forma                                                          0.21              0.41
------------------------------------------------------------------------------------------

The Company's stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of June 30, 2006, the plans had 725,190 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options and seven years for restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control or other qualifying events (as defined in the plans).

Option activity for the six months ended June 30, 2006 is summarized below:


--------------------------------------------------------------------------------------------
                                                                                  Weighted
                                                      Weighted                     Average
                                                      Average       Aggregate     Remaining
                                                      Exercise      Intrinsic    Contractual
                                      Shares           Price          Value         Term
--------------------------------------------------------------------------------------------
Outstanding as of December 31, 2005   1,435,465     $    12.57
  Granted                                10,300          22.59
  Exercised                             (37,893)          7.95
  Expired                                    --             --
  Forfeited                             (12,750)         14.05
--------------------------------------------------------------------------------------------
Outstanding as of
June 30, 2006                         1,395,122     $    12.76     $   13,588           7.0
============================================================================================
Exercisable as of
June 30, 2006                           761,302     $     9.35     $   10,011           5.6
============================================================================================

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.4% and 0.4%; expected volatilities of 26% and 29%; risk-free interest rates of 3.8% and 3.6%; and expected lives of 4.5 and
4.9 for the six months ended June 30, 2006 and 2005, respectively.

For the six month periods ended June 30, 2006 and June 30, 2005, the Company used a projected expected life for each award granted based on historical experience of employees' exercise behavior. For the six month periods ended June 30, 2006 and June 30, 2005, expected volatility is based on historical volatility levels. For the six month periods ended June 30, 2006 and June 30, 2005, dividend yields are based on historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.


Other information pertaining to option activity during the three and six months ended June 30, 2006 and 2005 was as follows:

--------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                             2006         2005          2006          2005
--------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options granted            $      5.38  $      4.05   $      5.25  $      3.71
Total intrinsic value of stock options exercised          $       187  $       348   $       524  $     1,114
--------------------------------------------------------------------------------------------------------------

Non-vested restricted stock activity for the six months ended June 30, 2006 is summarized below:

--------------------------------------------------------------------------------
                                                                    Weighted
                                                                 Average Grant
                                                   Shares       Date Fair Value
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2005            22,500   $           19.83
Granted                                                    -                   -
Vested                                                     -                   -
Forfeited                                                  -                   -
Non-vested balance as of June 30, 2006                22,500   $           19.83
--------------------------------------------------------------------------------

As of June 30, 2006 there was $1,891 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of two years.

NOTE 5 - INVENTORIES
--------------------

Inventories at June 30, 2006 and December 31, 2005 consisted of the following:

----------------------------------------------------------------------
                                             June 30,     December 31,
                                               2006           2005
----------------------------------------------------------------------

Raw materials                             $     4,792    $      4,809
Finished goods                                  4,662           3,731
----------------------------------------------------------------------
         Total inventories                $     9,454    $      8,540
----------------------------------------------------------------------

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at June 30, 2006 and December 31, 2005 are summarized as follows:

--------------------------------------------------------------------------
                                                 June 30,      December 31,
                                                   2006           2005
--------------------------------------------------------------------------
Land                                           $        650   $        290
Building                                             11,067         10,509
Equipment                                            32,557         31,196
Construction in Progress                                631            332
--------------------------------------------------------------------------
                                                     44,905         42,327
Less: Accumulated depreciation                       19,365         17,927
--------------------------------------------------------------------------
   Net property, plant and equipment           $     25,540   $     24,400
--------------------------------------------------------------------------

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

The Company had goodwill in the amount of $25,143 and $13,327 at June 30, 2006 and December 31, 2005, respectively, subject to the provisions of SFAS Nos. 141 and 142. At June 30, 2006, the balance of goodwill includes the cost in excess of net assets acquired of both the CMC acquisition, as described in Note 2, of $11,816 and the acquired assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business, described in Note 3, of $6,959.

As of June 30, 2006 and December 31, 2005, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $7,793 and $2,432, respectively, less accumulated amortization of $545 and $284, respectively. At June 30, 2006, the gross carrying amount included a customer list, trade names and trade secrets acquired as part of the CMC acquisition, as described in Note 2, as well as a customer list and patent acquired as part of the acquisition of certain assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business, described in Note 3.

Identifiable intangible assets with finite lives at June 30, 2006 and December 31, 2005 are summarized as follows:

---------------------------------------------------------------------------------------------------------
                                                   Gross                         Gross
                                 Amortization     Carrying     Accumulated      Carrying    Accumulated
                                    Period       Amount at   Amortization at   Amount at    Amortization
                                  (in years)      6/30/06        6/30/06        12/31/05    at 12/31/05
---------------------------------------------------------------------------------------------------------
Customer lists                             10      $ 4,888       $   253        $   1,350      $    67
Regulatory re-registration
costs                                      10           36             -               18            -
Patents & trade secrets                 15-17        1,540           177              753          141
Trademarks & trade names                   17          872            68              210           49
Other                                       5          457            47              101           27
---------------------------------------------------------------------------------------------------------
                                                   $ 7,793       $   545        $   2,432      $   284
---------------------------------------------------------------------------------------------------------

Amortization of identifiable intangible assets was $261 for the first six months of 2006. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2006 is $330, approximately $645 per annum for 2007 through 2009, $636 in 2010 and $629 in 2011. At June 30, 2006, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangible assets with finite lives, net" in the Company's condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2006.

NOTE 8 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:


-----------------------------------------------------------------------------------------------
                                                        Net           Number of
                                                      Earnings         Shares        Per Share
           Three months ended June 30, 2006         (Numerator)     (Denominator)     Amount
-----------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                     $ 3,055        11,616,923        $.26

Effect of dilutive securities - stock options                           544,446
                                                                     ----------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                               $ 3,055        12,161,369        $.25
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                                                        Net           Number of
                                                      Earnings         Shares        Per Share
           Three months ended June 30, 2005         (Numerator)     (Denominator)      Amount
-----------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                     $ 2,730        11,564,211         $.24

Effect of dilutive securities - stock options                           486,182
                                                                     ----------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                               $ 2,730        12,050,393         $.23
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                                                        Net           Number of
                                                      Earnings         Shares        Per Share
            Six months ended June 30, 2006          (Numerator)     (Denominator)     Amount
-----------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                     $ 5,913        11,606,441        $.51

Effect of dilutive securities - stock options                           552,214
                                                                     ----------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                               $ 5,913        12,158,655        $.49
-----------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
                                                      Net         Number of
                                                    Earnings       Shares       Per Share
            Six months ended June 30, 2005        (Numerator)   (Denominator)     Amount
-------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                   $ 5,298      11,527,640        $.46

Effect of dilutive securities - stock options                       459,941
                                                                 ----------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                             $ 5,298      11,987,581        $.44
-------------------------------------------------------------------------------------------

The Company had stock options covering 327,550 and 37,500 shares at June 30, 2006 and 2005, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 9 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: specialty products, encapsulated / nutritional products and BCP Ingredients, its unencapsulated feed supplements segment.

Business Segment Net Sales:

--------------------------------------------------------------------------------------
                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                         2006        2005         2006         2005
--------------------------------------------------------------------------------------
Specialty Products                    $   8,009   $   7,603    $   15,960   $  14,736
Encapsulated/Nutritional Products        10,539       6,787        20,328      14,628
BCP Ingredients                           6,552       5,094        13,409       9,460
--------------------------------------------------------------------------------------
Total                                 $  25,100   $  19,484    $   49,697   $  38,824
--------------------------------------------------------------------------------------

Business Segment Earnings (Loss):

--------------------------------------------------------------------------------------
                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                         2006        2005         2006         2005
--------------------------------------------------------------------------------------
Specialty Products                    $  2,764    $   2,926     $   5,536    $  5,531
Encapsulated/Nutritional Products        1,013          609         2,052       1,486
BCP Ingredients                          1,093          744         1,751       1,293
Interest and other income
(expense)                                  (57)          67           (81)        105
--------------------------------------------------------------------------------------
Earnings before income
taxes                                 $  4,813    $   4,346     $   9,258    $  8,415
--------------------------------------------------------------------------------------

NOTE 10- SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Cash paid during the six months ended June 30, 2006 and 2005 for income taxes and interest is as follows:

------------------------------------------------
                            Six months ended
                               June 30,
                          2006         2005
------------------------------------------------

Income taxes           $     2,142  $     2,828
Interest               $       170  $         4
------------------------------------------------

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

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 514,974 shares at an average cost of $6.17 per share, none of which remain in treasury. In June 2005, the board of directors authorized another extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 514,974 shares previously repurchased under the program. Under this extension, a total of 66,300 shares have been purchased at an average cost of $18.07, 25,581 of which remain in treasury at June 30, 2006. During the six months ended June 30, 2006, no additional shares have been purchased.

NOTE 12 - LONG TERM DEBT AND CREDIT AGREEMENTS
----------------------------------------------

On February 6, 2006, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the CMC acquisition (the "Acquisition"), as described in note 2, in part. The remaining balance of the purchase price of the Acquisition was funded through Balchem's cash on hand. The Term Loan is payable in equal monthly installments of principal, together with accrued interest, and has a maturity date of March 1, 2009. The Term Loan is subject to an interest rate equal to LIBOR plus 1.00%. At June 30, 2006, this interest rate was 6.11%. The Loan Agreement also provides for an unsecured short-term revolving credit facility of $3,000 (the "New Revolving Facility"). Borrowings under the New Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility expires in February 2007. Management believes that such facility will be renewed in the normal course of business. During the six months ended June 30, 2006, the Company repaid $8,500 of principal under the New Loan Agreement.

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

Net periodic benefit cost for such retirement medical plan for the six months ended June 30, 2006 and June 30, 2005 was as follows:

------------------------------------------------------------------
                                                 2006       2005
------------------------------------------------------------------
Service Cost                                   $     14   $     17
Interest Cost                                        19         26
Expected return on plan assets                       --         --
Amortization of transition obligation                --         --
Amortization of prior service cost                   (9)        (6)
Amortization of (gain) or loss                       (1)        --
------------------------------------------------------------------
Net periodic benefit cost                      $     23   $     37
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

The Company will provide certain performance guarantees associated with Company Technology. In the event that the PMD manufacturing facility, if properly designed and constructed, fails to attain said performance guarantees, liquidated damages may be assessed. However, such damages may not exceed 70% of the license fee.

The Company is using the percentage of completion method to recognize revenue and expenses related to the License Agreement and the efforts-expended method for measuring the progress to completion. As of June 30, 2006, the Company has recognized $711 of income and $520 in expenses since the inception of the agreement. For the six months ended June 30, 2006, the Company has recognized $553 of income and $382 in expenses, which are included in net sales and cost of sales, respectively, in the BCP Ingredients segment.

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

Overview
--------

The Company develops, manufactures, distributes and markets specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health and medical device sterilization industries. The Company's reportable segments are strategic businesses that offer products and services to different markets. The Company presently has three reportable segments: specialty products; encapsulated / nutritional products; and BCP Ingredients.

Specialty Products
------------------

Our specialty products segment operates as ARC Specialty Products.

Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. The Company's 100% ethylene oxide product is distributed by the Company in uniquely designed, recyclable double-walled stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Transportation. The Company's inventory of these specially built drums, along with the Company's two filling facilities, represent a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are the Company's principal customers for this product. In addition, the Company also sells single use canisters with 100% ethylene oxide for use in medical device sterilization. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

We sell two other products, propylene oxide and methyl chloride, principally to customers seeking smaller (as opposed to bulk) quantities whose requirements include timely delivery and safe handling. Propylene oxide is used for fumigation in spice treatment, various chemical synthesis applications, to make paints more durable, and for manufacturing specialty starches and textile coatings. Methyl chloride is used as a raw material in specialty herbicides, fertilizers, pharmaceuticals, malt and wine preservers.

Encapsulated / Nutritional Products
-----------------------------------

The encapsulated / nutritional products segment provides microencapsulation, granulation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, nutritional supplements and animal nutrition. We also market human grade choline nutrient products through this segment for wellness applications. Choline is recognized to play a key role in the structural integrity of cell membranes, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Balchem's portfolio of granulated calcium carbonate products are primarily used in, or in conjunction with, novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies in the United States.

In  the  animal  health  industry,   Balchem  markets  REASHURE(R)  Choline,  an
encapsulated choline product that boosts health and milk production in transition and early lactation cows. Commercial sales are currently derived from the dairy industry where REASHURE(R) delivers nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels during certain weeks preceding and following calving, commonly referred to as the "transition period" of the animal. Also marketed in animal health is NITROSHURETM, an encapsulated urea supplement for lactating dairy cows that is designed to create a slow-release nitrogen source for the rumen, allowing for greater flexibility in feed rations for dairy nutritionists and producers, and NIASHURETM, our microencapsulated niacin product for dairy cows. In addition, CMC manufactures, sells and distributes chelated mineral supplements for use in animal feed throughout the world. CMC's proprietary chelation technology provides enhanced nutrient absorption for various species of domestic and companion animals.

BCP Ingredients
---------------

This segment manufactures and supplies raw choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline plays a vital role in the metabolism of fat and the building and maintaining of cell structures. Choline deficiency can result in, among other symptoms, reduced growth and perosis in poultry, and fatty liver, kidney necrosis and general poor health condition in swine. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications. Choline chloride is manufactured and sold in both an aqueous and dry form.

The Company sells products for all three segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings for the six months ended June 30, 2006 and June 30, 2005 (in thousands):

Business Segment Net Sales:

-------------------------------------------------------------------------------------
                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                         2006         2005         2006        2005
-------------------------------------------------------------------------------------
Specialty Products                    $   8,009    $   7,603    $  15,960   $  14,736
Encapsulated/Nutritional Products        10,539        6,787       20,328      14,628
BCP Ingredients                           6,552        5,094       13,409       9,460
-------------------------------------------------------------------------------------
Total                                 $  25,100    $  19,484    $  49,697   $  38,824
-------------------------------------------------------------------------------------

Business Segment Earnings (Loss):

-------------------------------------------------------------------------------------
                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                         2006         2005         2006        2005
--------------------------------------------------------------------------------------
Specialty Products                    $  2,764     $  2,926     $  5,536    $   5,531
Encapsulated/Nutritional Products        1,013          609        2,052        1,486
BCP Ingredients                          1,093          744        1,751        1,293
Interest and other income (expense)        (57)          67          (81)         105
-------------------------------------------------------------------------------------
Earnings before income taxes          $  4,813     $  4,346     $  9,258    $   8,415
-------------------------------------------------------------------------------------

Effective January 1, 2006, we adopted the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments ("SFAS 123R"). SFAS 123R allows public companies to select from two alternative transition methods when adopting SFAS 123R, the modified prospective application or the modified retrospective application. We have elected to adopt the provisions of SFAS 123R using the modified prospective application. Under the modified prospective application, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of January 1, 2006 shall be recognized as the requisite service is rendered after January 1, 2006. Share-based compensation expense of $524 was recognized for the first six months of 2006 for the unvested portion of awards outstanding as of January 1, 2006. We estimate that share-based compensation expense for 2006 will be approximately $1,048.

                              RESULTS OF OPERATIONS
                              ---------------------

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Net Sales
---------

Net sales for the three months ended June 30, 2006 were $25,100 compared with $19,484 for the three months ended June 30, 2005, an increase of $5,616 or 28.8%. Net sales for the specialty products segment were $8,009 for the three months ended June 30, 2006 compared with $7,603 for the three months ended June 30, 2005, an increase of $406 or 5.3%. This increase was principally due to an increase in sales volume along with modest price increases for our ethylene oxide products for medical device sterilization and increased sales volume of propylene oxide for starch modification. Net sales for the encapsulated / nutritional products segment were $10,539 for the three months ended June 30, 2006 compared with $6,787 for the three months ended June 30, 2005, an increase of $3,752 or 55.3%. This increase was due principally to increased volumes sold in the domestic food and human choline markets and approximately $2,500 associated with the Company's new pharmaceutical, food, and chelated minerals business lines resulting from the Loders Croklaan asset and CMC stock acquisitions, as described in Notes 3 and 2, respectively. Net sales of $6,552 were realized for the three months ended June 30, 2006 for the BCP Ingredients (unencapsulated feed supplements) segment, as compared with $5,094 for the three months ended June 30, 2005, an increase of $1,458 or 28.6%. This increase was due to increased volumes sold in dry and aqueous choline, and choline derivatives, along with modest price increases in all product lines. In addition, this increase also included the revenue recognized of $316 relating to the license agreement described in Note 14.

Gross Margin
------------

Gross margin for the three months ended June 30, 2006 increased to $8,800 compared to $7,112 for the three months ended June 30, 2005, an increase of $1,688 or 23.7%, due largely to the above-noted increase in sales. Gross margin percentage for the three months ended June 30, 2006 was 35.1% compared to 36.5% for the three months ended June 30, 2005. This decrease in gross margin percentage was primarily a result of product mix and higher raw material and fuel costs. Gross margin dollars for the specialty products segment increased slightly as increases in sales volume and modest sales price increases were partially offset by higher raw material prices. Gross margin dollars in the encapsulated / nutritional products segment increased 52.0% as margins were favorably affected by increased volumes sold in the domestic food and human choline markets as well as sales volumes in the newly acquired product lines, as described above. Gross margin dollars for BCP Ingredients increased 44.7% and was favorably affected by increased sales volumes, favorable product mix and improved productivity.

Operating Expenses
------------------

Operating expenses for the three months ended June 30, 2006 were $3,930 compared to $2,833 for the three months ended June 30, 2005, an increase of $1,097 or 38.7%. This increase was primarily a result of increased payroll costs for new hires, expenses relating to the adoption of the provisions of SFAS No. 123R for stock-based compensation, expenditures in support of the Company's pharmaceutical initiative, and increased amortization expense resulting from the CMC acquisition, as described in Note 2. Total operating expenses as a percentage of sales were 15.7% for the three months ended June 30, 2006 compared to 14.5% for the three months ended June 30, 2005. During the three months ended June 30, 2006 and 2005, the Company spent $486 and $560, respectively, on research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both human and animal health.

Earnings From Operations
------------------------

As a result of the foregoing, earnings from operations for the three months ended June 30, 2006 were $4,870 as compared to $4,279 for the three months ended June 30, 2005.

Other expenses (income)
-----------------------

Interest income for the three months ended June 30, 2006 totaled $27 as compared to $69 for the three months ended June 30, 2005. This decrease is attributable to the decrease in the average total cash balance. Interest expense was $84 for the three months ended June 30, 2006 compared to $2 for the three months ended June 30, 2005. This increase is attributable to the increase in average current and long-term debt resulting from the CMC acquisition in February 2006.

Income Tax Expense
------------------

The Company's effective tax rate for the three months ended June 30, 2006 and 2005 was 36.5% and 37.2%, respectively. This decrease in the effective tax rate is primarily attributable to a change in allocation relating to state income taxes.

Net earnings
------------

As a result of the foregoing, net earnings were $3,055 for the three months ended June 30, 2006 as compared with $2,730 for the three months ended June 30, 2005, an increase of 11.9%.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net Sales
---------

Net sales for the six months ended June 30, 2006 were $49,697 compared with $38,824 for the six months ended June 30, 2005, an increase of $10,873 or 28.0%. Net sales for the specialty products segment were $15,960 for the six months ended June 30, 2006 compared with $14,736 for the six months ended June 30, 2005, an increase of $1,224 or 8.3%. This increase was principally due to an increase in sales volume along with modest price increases for our ethylene oxide products for medical device sterilization and increased sales volume of propylene oxide for starch modification. Net sales for the encapsulated / nutritional products segment were $20,328 for the six months ended June 30, 2006 compared with $14,628 for the six months ended June 30, 2005, an increase of $5,700 or 39.0%. This increase was due principally to increased volumes sold in the domestic food and human choline markets and approximately $4,400 associated with the Company's newly acquired pharmaceutical, food, and chelated minerals business lines resulting from the Loders Croklaan asset and CMC stock acquisitions, as described in Notes 3 and 2, respectively. Net sales of $13,409 were realized for the six months ended June 30, 2006 for the BCP Ingredients (unencapsulated feed supplements) segment, as compared with $9,460 for the six months ended June 30, 2005, an increase of $3,949 or 41.7%. This increase was due to increased volumes sold in dry and aqueous choline, and choline derivatives, along with modest price increases in all product lines. In addition, this increase also included the revenue recognized of $553 relating to the license agreement described in Note 14.

Gross Margin
------------

Gross margin for the six months ended June 30, 2006 increased to $17,022 compared to $14,294 for the six months ended June 30, 2005, an increase of $2,728 or 19.1%, due largely to the above-noted increase in sales. Gross margin percentage for the six months ended June 30, 2006 was 34.3% compared to 36.8% for the six months ended June 30, 2005. This decrease in gross margin percentage was primarily a result of product mix and higher raw material and fuel costs. Gross margin dollars for the specialty products segment increased due to improved productivity, resulting from increases in sales volume, and modest increases in average selling price. These increases were partially offset by higher raw material prices. Gross margin dollars in the encapsulated / nutritional products segment increased 36.5% as margins were favorably affected by increased volumes sold in the domestic food and human choline markets as well as sales volumes in the new product lines, as described above. Gross margin dollars for BCP Ingredients increased 33.7% and was favorably affected by increased sales volumes and improved productivity.

Operating Expenses
------------------

Operating expenses for the six months ended June 30, 2006 were $7,683 compared to $5,984 for the six months ended June 30, 2005, an increase of $1,699 or 28.4%. This increase was primarily a result of increased payroll costs for new hires, expenses relating to the adoption of the provisions of SFAS No. 123R for stock-based compensation, expenditures in support of the Company's pharmaceutical initiative, and increased amortization expense resulting from the CMC acquisition, as described in Note 2. Total operating expenses as a percentage of sales were 15.5% for the six months ended June 30, 2006 compared to 15.4% for the six months ended June 30, 2005. During the six months ended June 30, 2006 and 2005, the Company spent $1,012 and $1,045, respectively, on research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both human and animal health.

Earnings From Operations
------------------------

As a result of the foregoing, earnings from operations for the six months ended June 30, 2006 were $9,339 as compared to $8,310 for the six months ended June 30, 2005.

Other expenses (income)
-----------------------

Interest income for the six months ended June 30, 2006 totaled $89 as compared to $109 for the six months ended June 30, 2005. This decrease is attributable to the decrease in the average total cash balance. Interest expense was $170 for the six months ended June 30, 2006 compared to $4 for the six months ended June 30, 2005. This increase is attributable to the increase in average current and long-term debt resulting from the CMC acquisition on February 8, 2006.

Income Tax Expense
------------------

The Company's effective tax rate for the six months ended June 30, 2006 and 2005 was 36.1% and 37.0%, respectively. This decrease in the effective tax rate is primarily attributable to a change in allocation relating to state income taxes.

Net earnings
------------

As a result of the foregoing, net earnings were $5,913 for the six months ended June 30, 2006 as compared with $5,298 for the six months ended June 30, 2005, an increase of 11.6%.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Contractual Obligations
-----------------------

As part of the June 30, 2005 acquisition of certain assets relating to the encapsulation, agglomeration and granulation business of Loders Croklaan USA, LLC, the asset purchase agreement provides for the contingent payment by the Company of additional consideration based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition. Such contingent consideration will be recorded as an additional cost of the acquired product lines. No such contingent consideration has been earned or paid as of June 30, 2006.

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

Cash
----

Cash and cash equivalents decreased to $2,580 at June 30, 2006 from $12,996 at December 31, 2005. The $10,416 decrease resulted primarily from net cash used in investing activities of $17,940, principally for the acquisition of all of the outstanding capital stock of Chelated Minerals Corporation ("CMC") on February 8, 2006, partially offset by an increase in net cash provided by operating activities and financing activities of $6,612 and $912, respectively. Working capital amounted to $17,565 at June 30, 2006 as compared to $26,116 at December 31, 2005, a decrease of $8,551 primarily due to the aforementioned decrease in cash.

Operating Activities
--------------------

Cash flows from operating activities provided $6,612 for the six months ended June 30, 2006 compared to $6,344 for the six months ended June 30, 2005. The increase in cash flows from operating activities was primarily due to increases in net earnings, depreciation expense and current income taxes. This increase was partially offset by decreases in accounts payable and accrued expenses, as well as customer deposits and other deferred revenue, and an increase in inventories.

Investing Activities
--------------------

Capital expenditures were $598 for the six months ended June 30, 2006 compared to $817 for the six months ended June 30, 2005 and are expected to be approximately $2,000 for all of calendar year 2006. Cash paid for the acquisition of all of the outstanding common stock of CMC, including acquisition costs, net of acquisition accounts receivable collected, was $17,266.

Financing Activities
--------------------

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 514,974 shares at an average cost of $6.17 per share, none of which remain in treasury. In June 2005, the board of directors authorized another extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 514,974 shares previously repurchased under the program. Under this extension, a total of 66,300 shares have been purchased at an average cost of $18.07, 25,581 of which remain in treasury at June 30, 2006. During the six months ended June 30, 2006, no additional shares have been purchased.

On February 6, 2006, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the CMC acquisition (the "Acquisition"), as described in note 2, in part. The remaining balance of the purchase price of the Acquisition was funded through Balchem's cash on hand. The Term Loan is payable in equal monthly installments of principal, together with accrued interest, and has a maturity date of March 1, 2009. The Term Loan is subject to an interest rate equal to LIBOR plus 1.00%. At June 30, 2006, this interest rate was 6.11%. The Loan Agreement also provides for an unsecured short-term revolving credit facility of $3,000 (the "New Revolving Facility"). Borrowings under the New Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility expires in February 2007. Management believes that such facility will be renewed in the normal course of business.

As of June 30, 2006, the Company made $8,500 in principal payments against this term loan.

Proceeds from stock options exercised totaled $301 and $1,243 for the six months ended June 30, 2006 and 2005, respectively. Dividend payments were $1,045 and $685 for the six months ended June 30, 2006 and 2005, respectively.

Pursuant to the Company's adoption of the provisions of SFAS No. 123R, the excess tax benefits of stock options exercised of $163 for the six months ended June 30, 2006 is classified as a financing activity. These excess tax benefits had previously been classified as an operating activity.

Other Matters Impacting Liquidity
---------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company's balance sheet as of June 30, 2006 for this obligation is $1,010, and is included under "Other long-term obligations". The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

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

During the six months ended June 30, 2006, other than the adoption of SFAS 123R, there were no changes to the Company's Critical Accounting Policies, as described in its Report on Form 10-K for the year ended December 31, 2005.

Related Party Transactions
--------------------------

The Company was not engaged in related party transactions during the six months ended June 30, 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. Accordingly, we believe we have limited exposure to market risk for changes in interest rates. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. Foreign sales are generally billed in U.S. dollars. As of June 30, 2006, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.00%. A 100 basis point increase in interest rates, applied to the Company's borrowings at June 30, 2006, would result in an increase in annual interest expense and a corresponding reduction in cash flow of approximately $15. The Company believes that its business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.

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

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 23, 2006, the Company held its annual meeting of stockholders, at which the following two Class II directors were elected to serve until the annual meeting of stockholders in 2009 and until the election and qualification of their respective successors:

         Director                 For                      Votes Withheld
         ---------                -----------------        -------------
         Edward L. McMillan       10,340,578               451,712
                                  -----------------        -------------
         Kenneth P. Mitchell      10,340,528               451,762
                                  -----------------        -------------

The terms of our other directors, Hoyt Ammidon, Jr., Dino A. Rossi, Dr. John Y. Televantos and Dr. Elaine R. Wedral continued after the annual meeting.

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


         Date: August 8, 2006

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