Form 10-Q
period 2006-09-30
BALCHEM CORP
filed 2006-11-08
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)     Quarterly Report Pursuant to Section 13 or 15(d) of
   [X]                 the Securities Exchange Act of 1934

                For The Quarterly Period Ended September 30, 2006

                                       or

   [_]        Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

Maryland                                                   13-2578432
---------------------------------------        ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

P.O. Box 600 New Hampton, New York                           10958
---------------------------------------        ---------------------------------
(Address of principal executive offices)                  (Zip Code)

                                  845-326-5600
               --------------------------------------------------
               Registrant's telephone number, including area code:

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

                                                                  Yes |_| No |X|

As of November 3, 2006 the registrant had 11,653,917 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1.  Financial Statements

                                    BALCHEM CORPORATION
                           Condensed Consolidated Balance Sheets
                                      (In thousands)
                                        (unaudited)


                                          Assets                         September 30,     December 31,
                                                                              2006             2005
                                                                         -------------    -------------
Current assets:
  Cash and cash equivalents                                              $       2,660    $      12,996
  Accounts receivable                                                           11,283           11,521
  Inventories                                                                    8,716            8,540
  Prepaid income taxes                                                              --              143
  Prepaid expenses and other                                                       716            1,790
  Deferred income taxes                                                            280              276
                                                                         -------------    -------------
        Total current assets                                                    23,655           35,266

 Property, plant and equipment, net                                             30,970           24,400

 Goodwill                                                                       25,152           13,327
 Intangible assets with finite lives, net                                        7,073            2,148
                                                                         -------------    -------------
        Total assets                                                     $      86,850    $      75,141
                                                                         =============    =============


                           Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                                                $       3,450    $       2,562
   Accrued expenses                                                              1,449            2,601
   Accrued compensation and other benefits                                       1,701            1,756
   Customer deposits and other deferred revenue                                    270            1,186
   Dividends payable                                                                --            1,045
   Income tax payable                                                              983               --
                                                                         -------------    -------------
        Total current liabilities                                                7,853            9,150

 Deferred income taxes                                                           6,376            4,015
 Other long-term obligations                                                     1,073            1,043
                                                                         -------------    -------------
                Total liabilities                                               15,302           14,208
                                                                         -------------    -------------

 Stockholders' equity:
   Preferred stock, $25 par value. Authorized 2,000,000
     shares; none issued and outstanding                                            --               --
   Common stock, $.0667 par value. Authorized 25,000,000 shares;
    11,655,087 shares issued and 11,633,030 shares outstanding at September 30, 2006 and 11,640,964 shares issued and
     11,576,948 shares outstanding at December 31, 2005                            777              776
   Additional paid-in capital                                                    8,803            8,008
   Retained earnings                                                            62,370           53,306
   Treasury stock, at cost: 22,057 and 64,016 shares at
     September 30, 2006 and December 31, 2005,
     respectively                                                                 (402)          (1,157)
                                                                         -------------    -------------
        Total stockholders' equity                                              71,548           60,933

                                                                         -------------    -------------
        Total liabilities and stockholders' equity                       $      86,850    $      75,141
                                                                         =============    =============

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (unaudited)

                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                            2006        2005        2006        2005
                                          --------    --------    --------    --------
Net sales                                 $ 25,122    $ 21,145    $ 74,819    $ 59,969

Cost of sales                               16,449      13,496      49,124      38,026
                                          --------    --------    --------    --------

Gross profit                                 8,673       7,649      25,695      21,943

Operating expenses:
   Selling expenses                          1,683       1,200       5,293       3,511
   Research and development expenses           549         492       1,561       1,537
   General and administrative expenses       1,460       1,226       4,521       3,854
                                          --------    --------    --------    --------
                                             3,692       2,918      11,375       8,902

                                          --------    --------    --------    --------
Earnings from operations                     4,981       4,731      14,320      13,041

Other expenses (income):
  Interest (income)                            (13)        (46)       (102)       (155)
  Interest expense                              16           2         186           6
  Other, net                                    --         (82)         --         (82)
                                          --------    --------    --------    --------

Earnings before income tax expense           4,978       4,857      14,236      13,272

  Income tax expense                         1,827       1,833       5,172       4,950
                                          --------    --------    --------    --------

Net earnings                              $  3,151    $  3,024    $  9,064    $  8,322
                                          ========    ========    ========    ========

Net earnings per common share - basic     $   0.27    $   0.26    $   0.78    $   0.72
                                          ========    ========    ========    ========

Net earnings per common share - diluted   $   0.26    $   0.25    $   0.75    $   0.69
                                          ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                         2006        2005
                                                                       --------    --------
Cash flows from operating activities:
Net earnings                                                           $  9,064    $  8,322

Adjustments to reconcile net earnings to net cash
provided by operating activities:
  Depreciation and amortization                                           2,573       2,078
  Shares issued under employee benefit plans                                281         215
  Deferred income taxes                                                     (11)         97
  Stock compensation expense                                                786          --
  Excess tax benefits from stock compensation                                --         176
  Provision for doubtful accounts                                            23         (32)
  Gain on sale of equipment                                                  --         (82)
    Changes in assets and liabilities net of effects of acquisition:
     Accounts receivable                                                    215      (1,474)
     Inventories                                                            376      (1,717)
     Prepaid expenses and other current assets                            1,074         842
     Income taxes                                                         1,125         826
     Customer deposits and other deferred revenue                          (916)       (687)
     Accounts payable and accrued expenses                                 (318)      1,217
     Other long-term obligations                                             41          46
                                                                       --------    --------
        Net cash provided by operating activities                        14,313       9,827
                                                                       --------    --------

Cash flows from investing activities:
  Capital expenditures                                                   (1,235)     (1,186)
  Proceeds from sale of property, plant & equipment                          --         389
  Cash paid for intangible assets acquired                                  (71)       (102)
  Acquisition of assets                                                 (22,772)    (11,419)
                                                                       --------    --------
        Net cash used in investing activities                           (24,078)    (12,318)
                                                                       --------    --------

Cash flows from financing activities:
  Proceeds from borrowings                                               10,000          --
  Principal payments on borrowings                                      (10,000)         --
  Proceeds from stock options                                               321       1,263
  Excess tax benefits from stock compensation                               163          --
  Dividends paid                                                         (1,045)       (685)
  Purchase of treasury stock                                                 --         (88)
  Other financing activities                                                (10)        (10)
                                                                       --------    --------
        Net cash (used in) provided by financing activities                (571)        480
                                                                       --------    --------

Decrease in cash and cash equivalents                                   (10,336)     (2,011)

Cash and cash equivalents beginning of period                            12,996      12,734
                                                                       --------    --------
Cash and cash equivalents end of period                                $  2,660    $ 10,723
                                                                       ========    ========

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2005 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2005. References in this report to the "Company" mean Balchem Corporation and/or its subsidiaries, BCP Ingredients, Inc., Balchem Minerals Corporation and Chelated Minerals Corporation, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - ACQUISITION OF ASSETS
------------------------------

On August 24, 2006, the Company acquired an animal feed grade aqueous choline chloride manufacturing facility and related assets located in St. Gabriel, Louisiana from BioAdditives, LLC, CMB Additives, LLC and CMB Realty of Louisiana. The St. Gabriel assets are not yet in service, and it is anticipated that manufacturing in the facility will commence in November 2006.

NOTE 3 - CMC ACQUISITION
------------------------

On February 8, 2006, the Company, through its wholly owned subsidiary Balchem Minerals Corporation ("BMC"), completed an acquisition (the "Acquisition") of all of the outstanding capital stock of Chelated Minerals Corporation ("CMC"), a privately held Utah corporation, for a purchase price of $17,350, subject to adjustment based upon CMC's actual working capital and other adjustments. On February 6, 2006, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the acquisition, in part. The remaining balance of the purchase price of the Acquisition was funded through the Company's cash on hand. At September 30, 2006, the Term Loan had been repaid in full.

The CMC acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The preliminary allocation of the total purchase price, including acquisition costs, of CMC's net tangible and intangible assets was based on the estimated fair values as of February 8, 2006. Adjustments to these estimates will be included in the allocation of the purchase price of CMC upon settlement of any working capital or other adjustments. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The preliminary purchase price has been allocated as follows (in thousands):

-----------------------------------------------------
                                           Fair Value
                                            Recorded
                                          in Purchase
                                           Accounting
-----------------------------------------------------
Accounts receivable                       $       884
Inventory                                         552
Property, plant and equipment                   1,980
Current liabilities                              (388)
Other long-term liabilities                    (2,368)
Goodwill                                       11,826
Financing costs                                    49
Other intangible assets                         5,285
-----------------------------------------------------
         Total                            $    17,820
-----------------------------------------------------

The consolidated financial statements include the results of operations of the acquired product lines from the date of purchase.

Pro Forma Summary of Operations

The following unaudited pro forma information has been prepared as if the CMC acquisition had occurred on January 1, 2005 and does not include cost savings expected from the transaction. In addition to including the results of operations, the pro forma information gives effect primarily to changes in depreciation and amortization of tangible and intangible assets resulting from the acquisition.

The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the CMC acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

--------------------------------------------------
                                   Pro-Forma
                               Three months Ended
                                  September 30,
                                2006        2005
--------------------------------------------------
Net sales                    $   25,122  $  22,460
Net earnings                      3,151      3,111
Basic EPS                           .27        .27
Diluted EPS                         .26        .26
--------------------------------------------------

-------------------------------------------------
                                 Pro-Forma
                              Nine months Ended
                                September 30,
                               2006       2005
-------------------------------------------------

Net sales                   $  75,553  $  64,426
Net earnings                    9,078      8,716
Basic EPS                         .78        .76
Diluted EPS                       .75        .73
-------------------------------------------------

NOTE 4 - ACQUISITION OF ASSETS
------------------------------

Effective June 30, 2005, pursuant to an asset purchase agreement of same date (the "Loders Asset Purchase Agreement"), the Company acquired certain assets of Loders Croklaan USA, LLC ("Seller") relating to the encapsulation, agglomeration and granulation business for a purchase price including acquisition costs of $9,885 plus $725 for certain product inventories and $809 for certain accounts receivable. With the exception of $985, which was paid during the quarter ended June 30, 2005, all of such payment was made on July 1, 2005 from the Company's cash reserves.

The Loders Asset Purchase Agreement also provides for the contingent payment by the Company to Seller of additional consideration based upon the volume of sales during the three year period following the acquisition associated with one particular product acquired by the Company. Such contingent consideration, if earned and paid, will be recorded as an additional cost of the acquired product lines.

The Loders Croklaan acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The allocation of the purchase price of the acquisition has been assigned to the long-term net assets acquired as follows:

---------------------------------------------------
                                         Fair Value
                                          Recorded
                                        in Purchase
                                         Accounting
---------------------------------------------------

Equipment                               $     1,436
Customer List                                 1,350
Patent                                          140
Goodwill                                      6,959
---------------------------------------------------
         Total                          $     9,885
---------------------------------------------------

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

--------------------------------------------------
                                       Pro-Forma
                                      Three months
                                         Ended
                                     September 30,
                                         2005
--------------------------------------------------
Net sales                           $      21,145
Net earnings                                3,024
Basic EPS                                     .26
Diluted EPS                                   .25
--------------------------------------------------

--------------------------------------------------
                                       Pro-Forma
                                      Nine months
                                         Ended
                                     September 30,
                                         2005
--------------------------------------------------
Net sales                            $     63,256
Net earnings                                8,894
Basic EPS                                     .77
Diluted EPS                                   .74
--------------------------------------------------

NOTE 5 - STOCK INCENTIVE PLAN
-----------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," ("SFAS 123R"). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models that take into account the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption over the remaining requisite service period. Prior year financial statements are not restated to reflect and do not include, the effect of SFAS 123R. The Company's results for the three and nine months ended September 30, 2006 reflected the following compensation cost as a result of adopting SFAS 123R and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

-----------------------------------------------------------------------------
                                                 Three Months      Nine Months
                                                    Ended            Ended
                                                 September 30,    September 30,
                                                     2006             2006
-----------------------------------------------------------------------------
Cost of sales                                     $       27      $      81
Operating expenses                                       235            705
Net earnings                                            (206)          (665)
Basic earnings per common share                        (0.02)         (0.06)
Diluted earnings per common share                 $    (0.02)     $   (0.05)
-----------------------------------------------------------------------------

Additionally, upon adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $-0- and $163 for the three and nine months ended September 30, 2006, respectively.

Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for stock based compensation plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net earnings and earnings per share if a fair value based method had been applied to all awards:

-----------------------------------------------------------------------------------
                                                       Three Months    Nine Months
                                                          Ended          Ended
                                                       September 30,  September 30,
                                                           2006           2006
-----------------------------------------------------------------------------------
Net earnings                                          $        3,024         8,322
Stock-based employee compensation expense included
in net earnings, net of related tax effects                       --            --
Stock-based employee compensation expense
determined under fair value based method, net of
related tax effects
                                                                 259           645
-----------------------------------------------------------------------------------
Pro forma net earnings                                $        2,765         7,677
-----------------------------------------------------------------------------------
Basic earnings per common share:
As reported                                           $         0.26          0.72
Pro forma                                                       0.24          0.67
Diluted earnings per common share:
As reported                                           $         0.25          0.69
Pro forma                                                       0.23          0.64
-----------------------------------------------------------------------------------

The Company's stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of September 30, 2006, the plans had 726,540 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options and seven years for restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2006 is summarized below:

--------------------------------------------------------------------------------
                                                                       Weighted
                                          Weighted                     Average
                                          Average     Aggregate       Remaining
                                          Exercise    Intrinsic      Contractual
                              Shares       Price        Value           Term
--------------------------------------------------------------------------------
Outstanding as of
December 31, 2005           1,435,465    $    12.57       10,479
  Granted                      10,300         22.59
  Exercised                   (43,048)         7.47
  Expired                          --                                      --
  Forfeited                   (14,100)        14.47
Outstanding as of
September 30, 2006          1,388,617    $    12.79   $    9,720          6.8
Exercisable as of
September 30, 2006            910,317    $    10.53   $    8,430          5.9
--------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.4% and 0.4%; expected volatilities of 26% and 29%; risk-free interest rates of 3.8% and 3.6%; and expected lives of 4.5 and
4.9 for the nine months ended September 30, 2006 and 2005, respectively.

For the nine month periods ended September 30, 2006 and September 30, 2005, the Company used a projected expected life for each award granted based on historical experience of employees' exercise behavior. For the nine month periods ended September 30, 2006 and September 30, 2005, expected volatility is based on the Company's historical volatility levels. For the nine month periods ended September 30, 2006 and September 30, 2005, dividend yields are based on the Company's historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Other information pertaining to option activity during the three and nine months ended September 30, 2006 and 2005 was as follows:

-----------------------------------------------------------------------------------------------------------
                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                             2006         2005         2006         2005
-----------------------------------------------------------------------------------------------------------
Weighted-average fair value of options granted            $       N/A  $     4.50   $     5.25  $     4.25
Total intrinsic value of stock options exercised          $        89  $       65   $      613  $    1,179
-----------------------------------------------------------------------------------------------------------

Non-vested restricted stock activity for the nine months ended September 30, 2006 is summarized below:

--------------------------------------------------------------------------------
                                                                    Weighted
                                                                  Average Grant
                                                                    Date Fair
                                                     Shares           Value
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2005             22,500    $        19.83
Granted                                                     -                 -
Vested                                                      -                 -
Forfeited                                                   -                 -
Non-vested balance as of September 30, 2006            22,500    $        19.83
--------------------------------------------------------------------------------

As of September 30, 2006 there was $1,625 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 6 - INVENTORIES
--------------------

Inventories at September 30, 2006 and December 31, 2005 consisted of the following:

-------------------------------------------------------------------------
                                            September 30,   December 31,
                                                2006           2005
-------------------------------------------------------------------------
Raw materials                               $     3,560    $       4,809
Finished goods                                    5,156            3,731
-------------------------------------------------------------------------
         Total inventories                  $     8,716    $       8,540
-------------------------------------------------------------------------

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at September 30, 2006 and December 31, 2005 are summarized as follows:

---------------------------------------------------------------------------
                                                September 30,  December 31,
                                                     2006          2005
---------------------------------------------------------------------------
Land                                            $        650   $       290
Building                                              11,614        10,509
Equipment                                             37,515        31,196
Construction in Progress                               1,259           332
---------------------------------------------------------------------------
                                                      51,038        42,327
Less: Accumulated depreciation                        20,068        17,927
---------------------------------------------------------------------------
   Net property, plant and equipment            $     30,970   $    24,400
---------------------------------------------------------------------------

NOTE 8 - INTANGIBLE ASSETS
--------------------------

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

As of December 31, 2005, the Company performed an impairment test of its goodwill balance. As of such date, the Company's reporting units' fair values exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company will perform its impairment test next as of December 31, 2006.

The Company had goodwill in the amount of $25,152 and $13,327 at September 30, 2006 and December 31, 2005, respectively, subject to the provisions of SFAS Nos. 141 and 142. At September 30, 2006, the balance of goodwill includes the cost in excess of net assets acquired of both the CMC acquisition, as described in Note 3, of $11,826 and the acquired assets of the Loders Croklaan StateStateUSA, LLC encapsulation, agglomeration and granulation business, described in Note 4, of $6,959.

As of September 30, 2006 and December 31, 2005, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $7,789 and $2,432, respectively, less accumulated amortization of $716 and $284, respectively. At September 30, 2006, the gross carrying amount included a customer list, trade names and trade secrets acquired as part of the CMC acquisition, as described in Note 3, as well as a customer list and patent acquired as part of the acquisition of certain assets of the Loders Croklaan USA, LLC encapsulation, agglomeration and granulation business, described in
Note 4.

Identifiable intangible assets with finite lives at September 30, 2006 and December 31, 2005 are summarized as follows:

-----------------------------------------------------------------------------------------------------------
                                                     Gross                          Gross
                                   Amortization     Carrying      Accumulated     Carrying      Accumulated
                                     Period         Amount at    Amortization     Amount at    Amortization
                                   (in years)        9/30/06      at 9/30/06      12/31/05      at 12/31/05
-----------------------------------------------------------------------------------------------------------
Customer lists                               10   $      4,888   $        375   $      1,350   $         67
Regulatory re-registration
costs                                        10             28             --             18             --
Patents & trade secrets                   15-17          1,542            199            753            141
Trademarks & trade names                     17            874             81            210             49
Other                                         5            457             61            101             27
-----------------------------------------------------------------------------------------------------------
                                                  $      7,789   $        716   $      2,432   $        284
-----------------------------------------------------------------------------------------------------------

Amortization of identifiable intangible assets was $432 for the first nine months of 2006. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2006 is $162, approximately $634 per annum for 2007 through 2009, $625 in 2010 and $618 in 2011. At September 30, 2006, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangible assets with finite lives, net" in the Company's condensed consolidated balance sheet. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2006.

NOTE 9 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

----------------------------------------------------------------------------------------------------
                                                               Net          Number of
                                                            Earnings         Shares       Per Share
        Three months ended September 30, 2006              (Numerator)   (Denominator)     Amount
----------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                         $      3,151     11,630,050   $        .27

Effect of dilutive securities - stock options
and restricted stock                                                          518,985
                                                                         ------------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock              $      3,151     12,149,035   $        .26
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                                               Net          Number of
                                                            Earnings         Shares       Per Share
        Three months ended September 30, 2005              (Numerator)   (Denominator)     Amount
----------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                         $      3,024     11,591,802   $        .26

Effect of dilutive securities - stock options                                 551,181
                                                                         ------------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                   $      3,024     12,142,983   $        .25
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                                                               Net          Number of
                                                            Earnings         Shares       Per Share
        Nine months ended September 30, 2006               (Numerator)   (Denominator)     Amount
----------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                         $      9,064     11,614,311   $        .78

Effect of dilutive securities - stock options
and restricted stock                                                          541,138
                                                                         ------------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock              $      9,064     12,155,449   $        .75
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                                               Net          Number of
                                                            Earnings         Shares       Per Share
        Nine months ended September 30, 2005               (Numerator)   (Denominator)     Amount
----------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                         $      8,322     11,549,027   $        .72

Effect of dilutive securities - stock options                                 490,355
                                                                         ------------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                   $      8,322     12,039,382   $        .69
----------------------------------------------------------------------------------------------------

The Company had stock options covering 349,300 and 306,000 shares at September 30, 2006 and 2005, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 - SEGMENT INFORMATION
-----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: specialty products, encapsulated / nutritional products and BCP Ingredients, its unencapsulated feed supplements segment.

Business Segment Net Sales:

------------------------------------------------------------------------
                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                               2006        2005        2006       2005
------------------------------------------------------------------------
Specialty Products           $  7,967    $  7,352   $ 23,927    $ 22,088
Encapsulated/Nutritional
Products                       10,348       8,503     30,676      23,131
BCP Ingredients                 6,807       5,290     20,216      14,750
------------------------------------------------------------------------
Total                        $ 25,122    $ 21,145   $ 74,819    $ 59,969
------------------------------------------------------------------------

Business Segment Earnings:

------------------------------------------------------------------------
                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                               2006        2005        2006       2005
------------------------------------------------------------------------
Specialty Products           $  2,864    $  2,846   $  8,400    $  8,377
Encapsulated/Nutritional
Products                        1,027         945      3,079       2,431
BCP Ingredients                 1,090         940      2,841       2,233
Interest and other income
(expense)                          (3)        126        (84)        231
------------------------------------------------------------------------
Earnings before income
taxes                        $  4,978    $  4,857   $ 14,236    $ 13,272
------------------------------------------------------------------------

NOTE 11- SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Cash paid during the nine months ended September 30, 2006 and 2005 for income taxes and interest is as follows:

--------------------------------------------
                          Nine months ended
                             September 30,
                           2006       2005
--------------------------------------------
Income taxes             $  3,896   $  3,846
Interest                 $    186   $      6
--------------------------------------------

NOTE 12- COMMON STOCK
---------------------

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

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 514,974 shares at an average cost of $6.17 per share, none of which remain in treasury. In June 2005, the board of directors authorized another extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 514,974 shares previously repurchased under the program. Under this extension, a total of 66,300 shares have been purchased at an average cost of $18.07, 22,057 of which remain in treasury at September 30, 2006. During the nine months ended September 30, 2006, no additional shares have been purchased.

NOTE 13 - LONG TERM DEBT AND CREDIT AGREEMENTS
----------------------------------------------

On February 6, 2006, the Company and its principal bank entered into a Loan Agreement providing for the Term Loan, the proceeds of which were used to fund the Acquisition, as described in Note 3, in part. The remaining balance of the purchase price of the Acquisition was funded through Balchem's cash on hand. During the nine months ended September 30, 2006, the Company repaid in full the $10,000 of principal under the Term Loan. The Loan Agreement also provides for an unsecured short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of September 30, 2006. The Revolving Facility expires in February 2007. Management believes that such facility will be renewed in the normal course of business.

NOTE 14 - EMPLOYEE BENEFIT PLANS
--------------------------------

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

Net periodic benefit cost for such retirement medical plan for the nine months ended September 30, 2006 and September 30, 2005 was as follows:

------------------------------------------------------------------
                                                   2006      2005
------------------------------------------------------------------
Service Cost                                      $   21    $   24
Interest Cost                                         29        38
Expected return on plan assets                        --        --
Amortization of transition obligation                 --        --
Amortization of prior service cost                   (14)      (11)
Amortization of (gain) or loss                        (2)       --
------------------------------------------------------------------
Net periodic benefit cost                         $   34    $   51
------------------------------------------------------------------

The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

NOTE 15 - LICENSE AGREEMENT
---------------------------

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

The Company is using the percentage of completion method to recognize revenue and expenses related to the License Agreement and the efforts-expended method for measuring the progress to completion. As of September 30, 2006, the Company has recognized $790 of income and $540 in expenses since the inception of the agreement. For the nine months ended September 30, 2006, the Company has recognized $632 of income and $402 in expenses, which are included in net sales and cost of sales, respectively, in the BCP Ingredients segment.

NOTE 16 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company has adopted the provisions of this statement as of January 1, 2006 and does not expect this statement to have a material effect on its financial condition or results of operations.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of this interpretation on its financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans." The new statement amends FASB

Statements No. 87, 88, 106 and 132(R). This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement's requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect adoption of this statement to have a material effect on its financial condition or results of operations.

In  September  2006,  the SEC staff issued  Staff  Accounting  Bulletin No. 108,
"Considering   the  Effects  of  Prior  Year   Misstatements   when  Quantifying
Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company will adopt the provisions of SAB 108 as of December 31, 2006 and does not expect this bulletin to have a material effect on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

Overview
--------

We develop, manufacture, distribute and market specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health and medical device sterilization industries. Our reportable segments are strategic businesses that offer products and services to different markets. We presently have three reportable segments: specialty products; encapsulated / nutritional products; and BCP Ingredients.

Specialty Products
------------------

Our specialty products segment operates as ARC Specialty Products.

Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Our 100% ethylene oxide product is distributed in uniquely designed, recyclable double-walled stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Transportation. Our inventory of these specially built drums, along with our two filling facilities, represents a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are our principal customers for this product. In addition, we also sell single use canisters with 100% ethylene oxide for use in medical device sterilization. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

We sell two other products, propylene oxide and methyl chloride, principally to customers seeking smaller (as opposed to bulk) quantities and whose requirements include timely delivery and safe handling. Propylene oxide is used for fumigation in spice treatment, various chemical synthesis applications, to make paints more durable, and for manufacturing specialty starches and textile coatings. Methyl chloride is used as a raw material in specialty herbicides, fertilizers, pharmaceuticals, malt and wine preservers.

Encapsulated / Nutritional Products
-----------------------------------

The encapsulated / nutritional products segment provides microencapsulation, granulation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, nutritional supplements and animal nutrition. We also market human grade choline nutrient products through this segment for wellness applications. Choline is recognized to play a key role in the structural integrity of cell membranes, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Our portfolio of granulated calcium carbonate products are primarily used in, or in conjunction with, novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies in the StateStateUnited States.

In the animal health industry, we market REASHURE(R) Choline, an encapsulated choline product that boosts health and milk production in transition and early lactation cows. Commercial sales are currently derived from the dairy industry where REASHURE(R) delivers nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels during certain weeks preceding and following calving, commonly referred to as the "transition period" of the animal. Also, in animal health, we market NITROSHURETM, an encapsulated urea supplement for lactating dairy cows that is designed to create a slow-release nitrogen source for the rumen, allowing for greater flexibility in feed rations for dairy nutritionists and producers, and NIASHURETM, our microencapsulated niacin product for dairy cows. In addition, CMC manufactures, sells and distributes chelated mineral supplements for use in animal feed throughout the world. CMC's proprietary chelation technology provides enhanced nutrient absorption for various species of domestic and companion animals.

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

We sell products for all three segments through our own sales force, independent distributors and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings for the three and nine months ended September 30, 2006 and September 30, 2005:

Business Segment Net Sales:

-----------------------------------------------------------------------------------
                                         Three Months Ended      Nine Months Ended
                                            September 30,          September 30,
                                          2006        2005       2006        2005
-----------------------------------------------------------------------------------
Specialty Products                      $  7,967    $  7,352   $ 23,927    $ 22,088
Encapsulated/Nutritional
Products                                  10,348       8,503     30,676      23,131
BCP Ingredients                            6,807       5,290     20,216      14,750
-----------------------------------------------------------------------------------
Total                                   $ 25,122    $ 21,145   $ 74,819    $ 59,969
-----------------------------------------------------------------------------------

Business Segment Earnings:

-----------------------------------------------------------------------------------
                                         Three Months Ended      Nine Months Ended
                                            September 30,          September 30,
                                          2006        2005       2006        2005
-----------------------------------------------------------------------------------
Specialty Products                      $  2,864    $  2,846   $  8,400    $  8,377
Encapsulated/Nutritional
Products                                   1,027         945      3,079       2,431
BCP Ingredients                            1,090         940      2,841       2,233
Interest and other income
(expense)                                     (3)        126        (84)        231
-----------------------------------------------------------------------------------
Earnings before income
taxes                                   $  4,978    $  4,857   $ 14,236    $ 13,272
-----------------------------------------------------------------------------------

The above results were impacted by the adoption of SFAS 123R, as described in the following paragraph.

Effective January 1, 2006, we adopted the fair value method of accounting for stock-based compensation under SFAS 123R, which allows public companies to select from two alternative transition methods when adopting SFAS 123R, the modified prospective application or the retrospective application. We have elected to adopt the provisions of SFAS 123R using the modified prospective application. Under the modified prospective application, the provisions of SFAS 123R are applied to new awards and awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of January 1, 2006 will be recognized as the requisite service is rendered after January 1, 2006. Financial statements for periods prior to January 1, 2006 are not restated to reflect, and do not include, the effect of SFAS 123R. Share-based compensation expense of $786 was recognized for the first nine months of 2006 for the unvested portion of awards outstanding as of January 1, 2006. We estimate that share-based compensation expense for 2006 will be approximately $1,048.

                              RESULTS OF OPERATIONS
                              ---------------------

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Net Sales
---------

Net sales for the three months ended September 30, 2006 were $25,122 compared with $21,145 for the three months ended September 30, 2005, an increase of $3,977 or 18.8%. Net sales for the specialty products segment were $7,967 for the three months ended September 30, 2006, as compared with $7,352 for the three months ended September 30, 2005, an increase of $615 or 8.4%. This increase was principally due to an increase in sales volume along with modest price increases for our ethylene oxide products for medical device sterilization. Net sales for the encapsulated / nutritional products segment were $10,348 for the three months ended September 30, 2006, as compared with $8,503 for the three months ended September 30, 2005, an increase of $1,845 or 21.7%. Sales for the three months ended September 30, 2006, includes $1,200 of sales from CMC, which we acquired in February 2006 (see Note 3). Additional organic growth was derived principally from strength in sales of food, nutritional and human choline products, which grew 9.0% over the prior year comparable period. Net sales of $6,807 were realized for the three months ended September 30, 2006 for the BCP Ingredients (unencapsulated feed supplements) segment, as compared with $5,290 for the three months ended September 30, 2005, an increase of $1,517 or 28.7%. This increase was due to increased volumes sold in dry and aqueous choline, along with modest price increases in all product lines.

Gross Margin
------------

Gross margin for the three months ended September 30, 2006 increased to $8,673, as compared to $7,649 for the three months ended September 30, 2005, an increase of $1,024 or 13.4%, due largely to the above-noted increase in sales. Gross margin percentage for the three months ended September 30, 2006 was 34.5%, as compared to 36.2% for the three months ended September 30, 2005. This decrease in gross margin percentage was primarily a result of product mix and higher raw material and fuel costs. Gross margin dollars for the specialty products segment increased slightly as increases in sales volume and modest sales price increases were partially offset by higher raw material prices. Gross margin dollars in the encapsulated/nutritional products segment increased 23.5% as margins were favorably affected by sales volumes from the newly acquired CMC, as well as increased volumes sold in the international food, human choline and ruminant animal markets. Gross margin dollars for the BCP Ingredients segment increased 16.4% and was favorably affected by increased sales volumes, partially offset by higher raw material costs and unfavorable changes in product mix.

Operating Expenses
------------------

Operating expenses for the three months ended September 30, 2006 were $3,692, as compared to $2,918 for the three months ended September 30, 2005, an increase of $774 or 26.5%. This increase was primarily a result of increased payroll costs for new hires, stock based compensation expenses relating to the adoption of the provisions of SFAS No. 123R, expenditures in support of the Company's pharmaceutical initiative, and increased amortization expense resulting from the CMC acquisition. Total operating expenses as a percentage of sales were 14.7% for the three months ended September 30, 2006, as compared to 13.8% for the three months ended September 30, 2005. During the three months ended September 30, 2006 and 2005, the Company spent $549 and $492, respectively, on research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both human and animal health.

Earnings From Operations
------------------------

As a result of the foregoing, earnings from operations for the three months ended September 30, 2006 were $4,981, as compared to $4,731 for the three months ended September 30, 2005.

Other expenses (income)
-----------------------

Interest income for the three months ended September 30, 2006 was $13, as compared to $46 for the three months ended September 30, 2005. This decrease is attributable to the decrease in the average total cash balance. Interest expense was $16 for the three months ended September 30, 2006, as compared to $2 for the three months ended September 30, 2005. This increase is attributable to the increase in average current debt resulting from the CMC acquisition in February 2006. Other income for the three months ended September 30, 2006 totaled $-0-, as compared to $82 for the three months ended September 30, 2005. This decrease is attributable to the inclusion of a gain on the sale of equipment for the three months ended September 30, 2005.

Income Tax Expense
------------------

Our effective tax rate for the three months ended September 30, 2006 and 2005 was 36.7% and 37.7%, respectively. This decrease in the effective tax rate is primarily attributable to a change in allocation relating to state income taxes.

Net earnings
------------

As a result of the foregoing, net earnings were $3,151 for the three months ended September 30, 2006 as compared with $3,024 for the three months ended September 30, 2005, an increase of 4.2%.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net Sales
---------

Net sales for the nine months ended September 30, 2006 were $74,819, as compared with $59,969 for the nine months ended September 30, 2005, an increase of $14,850 or 24.8%. Net sales for the specialty products segment were $23,927 for the nine months ended September 30, 2006, as compared with $22,088 for the nine months ended September 30, 2005, an increase of $1,839 or 8.3%. This increase was principally due to an increase in sales volume along with modest price increases for our ethylene oxide products for medical device sterilization. Net sales for the encapsulated / nutritional products segment were $30,676 for the nine months ended September 30, 2006, as compared with $23,131 for the nine months ended September 30, 2005, an increase of $7,545 or 32.6%. This increase was due principally to increased volumes sold in the human choline market, favorable changes in product mix in the domestic and international food markets and approximately $5,220 of incremental sales associated with the Company's newly acquired pharmaceutical, food, and chelated minerals business lines resulting from the Loders Croklaan asset and CMC acquisitions (see Notes 4 and 3, respectively). Net sales of the BCP Ingredients segment were $20,216 for the nine months ended September 30, 2006 for the, as compared with $14,750 for the nine months ended September 30, 2005, an increase of $5,466 or 37.1%. This increase was due to increased volumes sold in dry and aqueous choline and choline derivatives, along with modest price increases in all product lines and revenue recognized of $632 relating to the PMD license agreement (see Note 15).

Gross Margin
------------

Gross margin for the nine months ended September 30, 2006 increased to $25,695, as compared to $21,943 for the nine months ended September 30, 2005, an increase of $3,752 or 17.1%, due largely to the above-noted increase in sales. Gross margin percentage for the nine months ended September 30, 2006 was 34.3%, as compared to 36.6% for the nine months ended September 30, 2005. This decrease in gross margin percentage was primarily a result of product mix and higher raw material and fuel costs. Gross margin dollars for the specialty products segment increased due to higher sales volume, and modest increases in average selling price. These increases were partially offset by higher raw material prices.
Gross margin dollars in the encapsulated / nutritional products segment increased 32.0% as margins were favorably affected by increased sales volumes from the newly acquired CMC products, increased volumes sold in the human choline market, as well as favorable product mixes in the international food and ruminant animal markets. These increases were partially offset by unfavorable product mix in the pharmaceutical calcium product line. Gross margin dollars for the BCP Ingredients segment increased 26.5% and was favorably affected by increased sales volumes, partially offset by higher raw material and energy costs.

Operating Expenses
------------------

Operating expenses for the nine months ended September 30, 2006 were $11,375, as compared to $8,902 for the nine months ended September 30, 2005, an increase of $2,473 or 27.8%. This increase was primarily a result of increased payroll costs for new hires, stock-based compensation expenses relating to the adoption of the provisions of SFAS 123R, expenditures in support of the Company's pharmaceutical initiative, and increased amortization expense resulting from the CMC acquisition. Total operating expenses as a percentage of sales were 15.2% for the nine months ended September 30, 2006 compared to 14.8% for the nine months ended September 30, 2005. During the nine months ended September 30, 2006 and 2005, the Company spent $1,561 and $1,537, respectively, on research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both human and animal health.

Earnings From Operations
------------------------

As a result of the foregoing, earnings from operations for the nine months ended September 30, 2006 were $14,320 as compared to $13,041 for the nine months ended September 30, 2005.

Other expenses (income)
-----------------------

Interest income for the nine months ended September 30, 2006 totaled $102, as compared to $155 for the nine months ended September 30, 2005. This decrease is attributable to the decrease in the average total cash balance. Interest expense was $186 for the nine months ended September 30, 2006, as compared to $6 for the nine months ended September 30, 2005. This increase is attributable to the increase in average current and long-term debt resulting from the CMC acquisition in February 2006. Other income for the nine months ended September 30, 2006 totaled $-0-, as compared to $82 for the nine months ended September 30, 2005. This decrease is attributable to the inclusion of a gain on the sale of equipment for the nine months ended September 30, 2005.

Income Tax Expense
------------------

The Company's effective tax rate for the nine months ended September 30, 2006 and 2005 was 36.3% and 37.3%, respectively. This decrease in the effective tax rate is primarily attributable to a change in allocation relating to state income taxes.

Net earnings
------------

As a result of the foregoing, net earnings were $9,064 for the nine months ended September 30, 2006 as compared with $8,322 for the nine months ended September 30, 2005, an increase of 8.9%.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Contractual Obligations
-----------------------

As part of the June 30, 2005 acquisition of certain assets relating to the encapsulation, agglomeration and granulation business of Loders Croklaan USA, LLC, we agreed to the contingent payment of additional consideration based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition. Such contingent consideration, if any is paid, will be recorded as an additional cost of the acquired product lines. No such contingent consideration has been paid as of September 30, 2006.

The Company's other contractual obligations and commitments principally include obligations associated with future minimum non-cancelable operating lease obligations (including a lease for our headquarters office space, which we entered into in 2002).

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

Cash
----

Cash and cash equivalents decreased to $2,660 at September 30, 2006 from $12,996 at December 31, 2005. The $10,336 decrease resulted primarily from net cash used in investing activities of $24,078, principally for the acquisition of all of the outstanding capital stock of CMC on February 8, 2006, as well as for the acquisition of the St. Gabriel, Louisiana manufacturing facility and related assets from BioAdditives, LLC and CMB Additives, LLC on August 24, 2006. Also contributing to the decrease in cash and cash equivalents was net cash used in financing activities of $571. Partially offsetting these decreases was an increase in net cash provided by operating activities of $14,313. Working capital amounted to $15,802 at September 30, 2006 as compared to $26,116 at December 31, 2005, a decrease of $10,314, primarily due to the aforementioned decrease in cash.

Operating Activities
--------------------

Cash flows from operating activities provided $14,313 for the nine months ended September 30, 2006, as compared to $9,827 for the nine months ended September 30, 2005. The increase in cash flows from operating activities was primarily due to increases in net earnings, depreciation expense and current income taxes, as well as a decrease in prepaid expenses. This increase was partially offset by decreases in customer deposits and other deferred revenue and accounts payable and accrued expenses.

Investing Activities
--------------------

Capital expenditures were $1,235 for the nine months ended September 30, 2006 compared to $1,186 for the nine months ended September 30, 2005 and are expected to be approximately $2,500 for all of calendar year 2006. Cash paid for acquisitions in 2006, including acquisition costs, net of acquisition accounts receivable collected, was $22,772.

Financing Activities
--------------------

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 514,974 shares at an average cost of $6.17 per share, none of which remain in treasury. In June 2005, the board of directors authorized another extension to the stock repurchase program for up to an additional 600,000 shares, that is, over and above those 514,974 shares previously repurchased under the program. Under this extension, a total of 66,300 shares have been purchased at an average cost of $18.07, 22,057 of which remain in treasury at September 30, 2006. During the nine months ended September 30, 2006, no additional shares have been purchased.

On February 6, 2006, the Company and its principal bank entered into the Loan Agreement providing for the Term Loan of $10,000, the proceeds of which were used to fund the CMC Acquisition (see Note 3), in part. The remaining balance of the purchase price of the Acquisition was funded through Balchem's cash on hand. The Loan Agreement also provides for a Revolving Facility of $3,000. Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. No amounts have been drawn on the Revolving Facility as of September 30, 2006. The Revolving Facility expires in February 2007. Management believes that such facility will be renewed in the normal course of business.

As of September 30, 2006, the Company made $10,000 in principal payments against the Term Loan, which paid the term loan in full.

Proceeds from stock options exercised totaled $321 and $1,263 for the nine months ended September 30, 2006 and 2005, respectively. Dividend payments were $1,045 and $685 for the nine months ended September 30, 2006 and 2005, respectively.

Pursuant to the Company's adoption of the provisions of SFAS 123R, the excess tax benefits of stock options exercised of $163 for the nine months ended September 30, 2006 is classified as a financing activity. These excess tax benefits had previously been classified as an operating activity.

Other Matters Impacting Liquidity
---------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its StateStateVerona, StateMissouri facility. The amount recorded on the Company's balance sheet as of September 30, 2006 for this obligation is $1,018, and is included under "Other long-term obligations". The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

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

During the nine months ended September 30, 2006, other than the adoption of SFAS 123R, there were no changes to the Company's Critical Accounting Policies, as described in its Annual Report on Form 10-K for the year ended December 31, 2005.

Related Party Transactions
--------------------------

The Company was not engaged in related party transactions during the nine months ended September 30, 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. Accordingly, we believe we have limited exposure to market risk for changes in interest rates. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. Foreign sales are generally billed in U.S. dollars. As of September 30, 2006, the Company had no borrowings under any loan agreements or other credit facilities. The Company believes that its business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.

Item 4.  Controls and Procedures

  (a) Evaluation of Disclosure Controls and Procedures

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company's disclosure controls and procedures (including its internal controls and procedures).

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

Part II. Other Information

Item 1A. Risk Factors

         There have been no material changes in the Risk Factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

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


         Date: November 8, 2006

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