Form 10-K
period 2006-12-31
BALCHEM CORP
filed 2007-03-15
CIK 9326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-K
                               ------------------

      (Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _____ .


                         Commission file number: 1-13648
                     --------------------------------------

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

Title of each class                               Name of each exchange on which
Common Stock, par value $.06-2/3 per share        registered
                                                  Nasdaq Global Market

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

(Check one): Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the common stock on the American Stock Exchange on June 30, 2006 was approximately $257,428,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's common stock was 17,795,446 as of March 1, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant's proxy statement for its 2007 Annual Meeting of Stockholders (the "2007 Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant's fiscal year-end of December 31, 2006 are incorporated by reference in Part III of this Report.

            Cautionary Statement Regarding Forward-Looking Statements
            ---------------------------------------------------------

      This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under "Item 1A. - Risk Factors" below, as well as the following:

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

      We cannot assure you that the expectations or beliefs reflected in these forward-looking statements will prove correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

                                     Part I

Item 1. Business

General:

      Balchem Corporation ("Balchem," the "Company," "we" or "us"), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical and medical sterilization industries. The Company has three segments: specialty products, encapsulated / nutritional products and the unencapsulated feed supplements segment (also referred to in this report as "BCP Ingredients" or "BCP"). Products relating to choline animal feed for non-ruminant animals are primarily reported in the unencapsulated feed supplements segment. Human choline nutrient products and encapsulated products are reported in the encapsulated / nutritional products segment. Chelated products, nutritional products for the animal health industry, as well as calcium carbonate products for the pharmaceutical industry are also reported in the encapsulated / nutritional products segment.

      The Company sells its products through its own sales force, independent distributors and sales agents. Financial information concerning the Company's business, business segments and geographic information appears in the Notes to our Consolidated Financial Statements included under Item 8 below, which information is incorporated herein by reference.

The Company operates four subsidiaries, all of which are wholly-owned: BCP Ingredients, Inc. ("BCP"), Balchem Minerals Corporation ("BMC"), BCP St. Gabriel, Inc. ("BCP St. Gabriel"), each a Delaware corporation, and Chelated Minerals Corporation ("CMC"), a Utah corporation. Unless otherwise stated to the contrary, or unless the context otherwise requires, references to the Company in this report includes Balchem Corporation and its subsidiaries.

Encapsulated / Nutritional Products
-----------------------------------

      The encapsulated / nutritional products segment provides microencapsulation, chelation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance therapeutic performance, taste, processing, packaging and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, nutritional supplements, pharmaceuticals and animal nutrition. We also market human grade choline nutrient products through this industry segment for wellness applications. Choline is recognized to play a key role in the structural integrity of cell membranes, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Balchem's portfolio of granulated calcium carbonate products are primarily used in, or in conjunction with, novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies.

      In animal health industries, Balchem markets REASHURE(R) Choline, an encapsulated choline product that improves health and production in transition and early lactation dairy cows. REASHURE(R) delivers choline that survives the rumen and is biologically available, providing required nutritional levels to dairy cows during certain weeks preceding and following calving, commonly referred to as the "transition period" of the animal. Also in animal health we market NITROSHURETM, an encapsulated urea supplement for lactating dairy cows that is designed to create a slow-release nitrogen source for the rumen, allowing for greater flexibility in feed rations for dairy nutritionists and producers, and NIASHURETM, our microencapsulated niacin product for dairy cows. In addition, CMC manufactures, sells and distributes chelated mineral supplements for use in animal feed industries throughout the world. CMC's proprietary chelation technology provides for enhanced nutrient absorption for various species of production and companion animals.

Specialty Products
------------------

      Our specialty products segment operates as ARC Specialty Products. The specialty products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

      Balchem's  sale  of  ethylene  oxide,  at the  100%  level,  is  sold as a sterilant  gas,  primarily  for use in the health care  industry.  It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance or appearance of the device being sterilized. The Company distributes its 100% ethylene oxide product in uniquely designed, recyclable double-walled stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Transportation. The Company's inventory of these specially built drums, along with the Company's three filling facilities, represent a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are the Company's principal customers for this product. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials. In addition, the Company also sells small, uniquely designed single use canisters of 100% ethylene oxide for use in medical device sterilization.

      We sell two other products, propylene oxide and methyl chloride, principally to customers seeking smaller (as opposed to bulk) quantities and whose requirements include timely delivery and safe handling. Propylene oxide is used for fumigation in spice treatment and in various chemical synthesis applications. It is also utilized in industrial applications to make paints more durable, and for manufacturing specialty starches and textile coatings. Methyl chloride is used as a raw material in specialty herbicides, fertilizers and pharmaceuticals, as well as in malt and wine preservers.

BCP Ingredients
---------------

      This segment manufactures and supplies choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline plays a vital role in the metabolism of fat and the building and maintaining of cell structures. A choline deficiency can result in, among other symptoms, reduced growth and perosis in poultry; and fat deposits in the liver, kidney necrosis and general poor health conditions in swine. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications. Choline chloride is manufactured and sold in both an aqueous and dry form and is sold through the Company's own sales force, independent distributors and sales agents.

Raw Materials:
-------------

      The raw materials utilized by the Company in the manufacture of its products are generally available from a number of commercial sources. The Company is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems; however, the Company cannot assure that will always be the case.

Intellectual Property:
---------------------

      The Company currently holds 15 patents in the United States and overseas and uses certain trade-names and trademarks. It also uses know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of its products. Formulae and know-how are of particular importance in the manufacture of a number of the Company's products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is currently so material to the Company that the expiration or termination of any single patent or group of patents would materially affect its business. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, its technical sales efforts and market conditions, rather than on any patent protection.

Licensing:
---------

      The Company entered into a license agreement with Project Management and Development Co., Ltd., a British corporation ("PMD") in November 2005 under which the Company granted PMD the right to utilize the Company's proprietary continuous manufacturing technology for the production of aqueous choline chloride in connection with PMD's construction and operation of an aqueous choline chloride production facility at PMD's Al-Jubail, Saudi Arabia petrochemical facility, currently scheduled for completion in late 2009. In addition, PMD has the exclusive right to use such technology in certain countries, as well as the non-exclusive right to market, sell and use the products derived from such technology on a world-wide basis except that the Company is to be PMD's exclusive North American distributor for such products.

      The License Agreement terminates either 10 years from the start-up of PMD's production facility or December 31, 2020, whichever is earlier. As of August 2006, PMD assigned the license agreement in its entirety to its successor in interest, Al Kayan Petrochemical Company.

Seasonality:
-----------

      In general, the business of the Company's segments is not seasonal to any material extent.

Backlog:
-------

      At December 31, 2006, the Company had a total backlog of $2,853,000 (including $1,769,000 for the encapsulated / nutritional products segment, $655,000 for the specialty products segment and $429,000 for BCP Ingredients), as compared to a total backlog of $2,688,000 at December 31, 2005 (including $1,794,000 for the encapsulated / nutritional products segment, $548,000 for the specialty products segment and $346,000 for the BCP Ingredients segment). It has generally been the Company's policy and practice to maintain an inventory of finished products and / or component materials for its segments to enable it to ship products within a short time after receipt of a product order.

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

Research & Development:
----------------------

      During the years ended December 31, 2006, 2005 and 2004, the Company incurred research and development expense of approximately $2.0 million, $2.1 million and $1.8 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the encapsulated / nutritional products segment. During the year ended December 31, 2006, an average of 13 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

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

Acquisitions, Dispositions, and Capital Projects:
------------------------------------------------

      In 2006, the Company made two significant acquisitions.

      In August 2006, we acquired from BioAdditives, LLC, CMB Additives, LLC and CMB Realty of Louisiana, an animal feed grade aqueous choline chloride manufacturing facility and related assets located in St. Gabriel, Louisiana. In connection, we also acquired from such sellers the remaining interest in a land lease (approximately 19 years) relating to the realty upon which the acquired facility and related assets are located. In this Annual Report on Form 10-K, we refer to this acquisition as the "St. Gabriel Acquisition."

      In February 2006, we acquired all of the outstanding capital stock of CMC, which was then privately held. In this Annual Report on Form 10-K, we refer to this acquisition as the "CMC Acquisition."

      In addition, in June 2005, we acquired Loders Croklaan USA, LLC's encapsulation, agglomeration and granulation business. In this Annual Report on Form 10-K, we refer to this acquisition as the "Loders Crooklaan Acquisition."

      Excluding our 2006 acquisitions, capital expenditures were approximately $2.3 million for 2006, as compared to $1.8 million in 2005. Capital expenditures are projected to be approximately $4.8 million for 2007.

Environmental / Regulatory Matters:
----------------------------------

      The Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"), a health and safety statute, requires that certain products within the Company's specialty products segment must be registered with the EPA because they are considered pesticides. In order to obtain a registration, an applicant typically must demonstrate through extensive test data that its product will not cause unreasonable adverse effects on the environment. The Company holds an EPA registration permitting it to sell ethylene oxide as a medical device sterilant and spice fumigant. The Company is in the process of re-registering this product's use in compliance with FIFRA re-registration requirements for all pesticide products. In December 2004, the EPA informed the Company and the other technical registrant under the current registration that the Agency was beginning the 6-phase process to develop a Re-registration Eligibility Decision
(RED) for this product. This multi-phase process entered Phase 5 last year. The EPA's Office of Pesticide Programs (OPP) had originally stated its intent to finalize the RED by August 2006, but bifurcated the process, and dealt only with the reassessment of spice residue tolerances mandated by the Food Quality Protection Act of 1996. On August 9, 2006, OPP issued a Tolerance Reassessment Progress and Risk Management Decision (TRED) relating to the use of ethylene oxide to treat spices. This TRED prohibits the use of ethylene oxide to treat basil, effective August 1, 2007, but allows the continuing use of ethylene oxide to treat all other spices, provided users follow a mandated treatment method. In the Federal Register notice announcing the TRED, the EPA stated its intent to complete the RED process for ethylene oxide in 2007. Upon completion of the EPA's Office of Research and Development (ORD) assessment of the carcinogenicity of ethylene oxide, OPP will complete preparation of the RED. ORD issued a draft "Evaluation of the Carcinogenicity of Ethylene Oxide" in a Federal Register notice, dated September 22, 2006. This assessment is currently undergoing review by a special panel of the Science Advisory Board. ORD indicates the assessment will be finalized by the summer of 2007. The Company has actively participated in the public access portions of both the ORD assessment process and the OPP's RED process and will continue to do so until their conclusions. With regard to the RED process, as of this date, the OPP expressed concerns about occupational exposures to ethylene oxide. The EPA requested additional information from the industry, which the Company is actively involved in providing. The EPA has also indicated additional testing may be required in order to maintain the current uses. The Company believes that the use will continue to be permitted, although the Agency may require some additional restrictions on current uses. Additionally, the product, when used as a medical device sterilant, has no known equally effective substitute. Management believes absence of availability of this product could not be easily tolerated by various medical device manufacturers and the health care industry due to the resultant infection potential, if the product were unavailable.

      The State of California lists 100% ethylene oxide, when used as a sterilant or fumigant, as a carcinogen and reproductive toxin under California's Proposition 65 (Safe Drinking Water and Toxic Enforcement Act of 1986). As a result, the Company is required to provide a prescribed warning to any person in California who may be exposed to this product. Failure to provide such warning would result in liability of up to $2,500 per day per person exposed.

      The Company's facility in Verona, Missouri, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources ("MDNR") included removal of dioxin contaminated soil and equipment, capping of areas of residual contamination in four relatively small areas of the site separate from the manufacturing facilities, and the installation of wells to monitor groundwater and surface water for contamination for certain organic chemicals. No ground water or surface water treatment has been required. In 1998, the EPA certified the work on the contaminated soils to be complete. In February 2000, after the conclusion of two years of monitoring groundwater and surface water, the former owner submitted a draft third party risk assessment report to the EPA and MDNR recommending no further action. The prior owner is awaiting the response of the EPA and MDNR to the draft risk assessment.

      While the Company must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona facility for potential liabilities associated with the Superfund site and one of the sellers, in turn, has the benefit of certain contractual indemnification by the prior owner that executed the above-described Superfund remedy.

      In connection with normal operations at its plant facilities, the Company is required to maintain environmental and other permits including those relating to the ethylene oxide operations.

      The Company believes it is in compliance in all material respects with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Such compliance includes the maintenance of required permits under air pollution regulations and compliance with requirements of the Occupational Safety and Health Administration. The cost of such compliance has not had a material effect upon the results of operations or financial condition of the Company. In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company's site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation ("NYDEC") and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company remediated the area and removed soil from the drum burial site. This proceeding has been substantially completed (see
Item 3).

      Our Channahon, Illinois manufacturing facility manufactures a calcium carbonate line of pharmaceutical ingredients. This facility is registered with the United States Food and Drug Administration ("FDA") as a drug manufacturing facility. These products must be manufactured in conformity with current Good Manufacturing Practice (cGMP) regulations as interpreted and enforced by the FDA. Modifications, enhancements or changes in manufacturing facilities or procedures of our pharmaceutical products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain. Our Channahon, Illinois facility, as well as those of any third-party cGMP manufacturers that we may use, are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if the results of these inspections are unsatisfactory.

Employees:
---------

      As of March 1, 2007, the Company employed approximately 230 persons. Approximately 50 employees at the Company's Verona, Missouri facility are covered by a collective bargaining agreement which expires in 2007.

Available Information:
---------------------

      The Company's headquarters is located at 52 Sunrise Park Road, P.O. Box 600, New Hampton, NY 10958. The Company's telephone number is (845) 326-5600 and its Internet website address is www.balchem.com. The Company makes available through its website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission. Such reports are available via a link from the Investor Information page on the

Company's website to a list of the Company's reports on the Securities and Exchange Commission's EDGAR website.

Item 1A. Risk Factors

      Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

      Increased competition could hurt our business and financial results.

      We face competition in our markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than we do. Our competitive position is based principally on performance, quality, customer support, service, breadth of product line, manufacturing or packaging technology and the selling prices of our products. Our competitors might be expected to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect to do the same to maintain our current competitive position and market share.

      One of our customers accounts for about 8% of our business; the loss of that customer could adversely impact our business and financial results.

      Due to consolidation of customer businesses in the contract sterilization industry, we have one specialty products customer, which accounted for approximately 8% and 9% of our net sales in 2006 and 2005, respectively. This customer accounted for 10% and 8% of our accounts receivable net balance at December 31, 2006 and 2005, respectively. The loss of this customer could have a material adverse effect on our business and financial results.

      The loss of governmental permits and approvals would materially harm some of our businesses.

      Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals, including an EPA registration for our ethylene oxide sterilant product. We maintain an EPA registration of ethylene oxide as a medical device sterilant and fumicide. We are in the process of re-registering this product in accordance with FIFRA. The EPA may not allow re-registration of ethylene oxide for the uses mentioned above. The failure of the EPA to allow re-registration of ethylene oxide would have a material adverse effect on our business and financial results.

      Our Channahon, Illinois manufacturing facility manufactures a calcium carbonate line of pharmaceutical ingredients. This facility is registered with the FDA as a drug manufacturing facility. These products must be manufactured in conformity with current Good Manufacturing Practice (cGMP) regulations as interpreted and enforced by the FDA. Modifications, enhancements or changes in manufacturing facilities or procedures of our pharmaceutical products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain. Our Channahon, Illinois facility, as well as those of any third-party cGMP manufacturers that we may use, are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if the results of these inspections are unsatisfactory. Failure to comply with the FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production, enforcement actions, injunctions and criminal prosecution, which could have a material adverse effect on our business and financial results.

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

      Raw material shortages or price increases could adversely affect our business and financial results.

      The principal raw materials that we use in the manufacture of our products can be subject to price fluctuations. While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, these changes may not occur simultaneously or to the same degree. At times, we may be unable to pass increases in raw material costs through to our customers. Such increases in the price of raw materials, if not offset by product price increases, or substitute raw materials, would have an adverse impact on our profitability.

      Our financial success depends in part on the reliability and sufficiency of our manufacturing facilities.

      Our revenues depend on the effective operation of our manufacturing, packaging, and processing facilities. The operation of our facilities involves risks, including the breakdown, failure, or substandard performance of equipment, power outages, the improper installation, or operation of equipment, explosions, fires, natural disasters and the need to comply with environmental and other directives of governmental agencies. The occurrence of material operational problems, including but not limited to the above events, could adversely affect our profitability during the period of such operational difficulties.

      Our failure or inability to protect our intellectual property could harm our business and financial results.

      We hold 15 patents in the United States and overseas. Third parties could seek to challenge, invalidate or circumvent our patents. Moreover, there could be successful claims against us alleging that we infringe the intellectual property rights of others. If we are unable to protect all of our intellectual property rights, or if we are found to be infringing the intellectual property rights of others, there could be an adverse effect on our business and financial results. Our competitive position also depends on our use of unpatented trade secrets. Competitors could independently develop substantially equivalent proprietary information, which could hurt our business and financial results.

      We face risks associated with our sales to customers outside the United States.

      For the year ended December 31, 2006, approximately 10% of our net sales consisted of sales outside the United States, predominately to Europe, Japan and China. Such sales are generally denominated in U.S. Dollars at a specific price per unit. Changes in the relative values of currencies take place from time to time and could in the future adversely affect prices foreign customers are willing to pay for our products. In addition, international sales are subject to other inherent risks, including possible labor unrest, political instability, export duties and quotas. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

      Our success depends in large part on our key personnel.

      Our operations significantly depend on the continued efforts of our senior executives. The loss of the services of certain executives for an extended period of time could have a material adverse effect on our business and financial results.

       Litigation could be costly and can adversely affect our business and financial results.

      We, like all companies involved in the food and pharmaceutical industries, are subject to potential claims for product liability relating to our products. Such claims, irrespective of their outcomes or merits, could be time-consuming and expensive to defend, and could result in the diversion of management time and attention. Any of these situations could have a material adverse effect on our business and financial results. It is possible that an adverse result in Casey Liesse, et al. v. AGA AB, et al. (see Item 3 of the Report) or other legal proceedings commenced against us could have a negative impact on our financial condition or liquidity.

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

      The Company owns a facility located on an approximately 24 acre parcel of land in Green Pond, South Carolina. The site consists of a drumming facility, a canister filling facility, a maintenance building and an office building comprising a total of approximately 34,000 square feet. The Company uses this site for processing products in its specialty products segment.

      The Company's Verona, Missouri site, which is located on approximately 100 acres, consists of manufacturing facilities relating to animal feed grade choline, human choline nutrients, a drumming facility for the Company's ethylene oxide business, together with buildings utilized for warehousing such products. The Verona operation buildings comprise a total of approximately 151,000 square feet. The facility, while under prior ownership, was designated by the EPA as a Superfund site (see Item 1 - "Business - Environmental / Regulatory Matters").

      The Company leases production and warehouse space in Channahon, Illinois as a result of the Loders Croklaan Acquisition. The Company uses this facility for production related to the Company's pharmaceutical line of business. The initial term of the lease is effective through September 30, 2010, subject to earlier termination by Balchem upon sixty days notice, or by the landlord upon sixty days notice. The Company's leased space in Channahon, Illinois totals approximately 26,000 square feet.

      The Company, through CMC, owns a manufacturing facility and warehouse, comprising approximately 16,500 square feet, located on approximately 5 acres of land in Salt Lake City, Utah. The Company manufactures and distributes its chelated mineral nutrients for animal feed products at this location.

      The Company, through BCP, acquired in the St. Gabriel Acquisition a manufacturing facility located upon approximately 11 acres of realty leased from Taminco Higher Amines, Inc. in St. Gabriel, Louisiana. The Company manufactures and distributes animal feed grade choline chloride at this location.

Item 3. Legal Proceedings

      In 1982 the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company's site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation ("NYDEC") and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company remediated the area and removed soil from the drum burial site. Clean-up was completed in 1996, and NYDEC required the Company to monitor the site through 1999. The Company continues to be involved in discussions with NYDEC to evaluate monitoring results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has recently been less than $5,000 per year.

      Casey Liesse, et al. v. AGA AB, et al., Circuit Court of Cook County, Illinois, Case No. 02 L 000498, was commenced in 2002 against over 80 defendants, among which is the Company. The action alleges that nineteen individual plaintiffs were exposed to ethylene oxide and other chemicals used for sterilizing or cleaning medical instruments during their employment at a hospital in Harvey, Illinois. As a result of the alleged exposure, the plaintiffs claim they have suffered various physical and psychological injuries. During the time period plaintiffs suffered their alleged injuries, the Company was in the business of repackaging and distributing ethylene oxide, among other products. The Company never sold any product to the hospital but has been injoined due to the fact that it distributed ethylene oxide for medical device sterilization to other companies that blend ethylene oxide for sales to the hospital noted. On February 9, 2006, the trial court ruled in favor of Balchem's Motion for Summary, dismissing all of the plaintiffs' claims of negligence, products liability and/or conspiracy against the Company. The plaintiffs filed a Notice of Appeal to the trial court's summary judgment order, and on October 19, 2006 the Illinois Court of Appeals dismissed the plaintiffs' appeal for failure to file the record on appeal within the prescribed time and for want of prosecution. The plaintiffs did not seek to appeal this ruling to the Illinois Supreme Court, thereby precluding the right of any further appeals by the plaintiffs of the rulings in favor of the Company. Plaintiffs continue to pursue claims and file appeals against other defendants in the action but these have no direct impact on the Company. Balchem may still be subject to ancillary claims of indemnification and contribution from other defendants in the litigation, but the Company believes that these claims are either without merit or time barred or both.

      The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these proceedings will not have a material effect on the Company's financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      (a)   Market Information.

      On December 8, 2006, the Board of Directors of the Company approved a three-for-two split of the Company's common stock to be effected in the form of a stock dividend to shareholders of record on December 29, 2006. Such stock dividend was made on January 19, 2007. The stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock.

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

      All references to number of common shares and per share amounts except shares authorized in the accompanying consolidated financial statements were retroactively adjusted to reflect the effect of the December 2006 stock split.

      Since December 22, 2006, the Company's common stock has traded on the Nasdaq Global Market under the trading symbol BCPC. Prior to that, our common stock traded on the American Stock Exchange under the trading symbol BCP. The high and low closing prices for the common stock as recorded for each quarterly period during the years ended December 31, 2006 and 2005, adjusted for the December 2006 and 2005 three-for-two stock splits (effected by means of stock dividends) were as follows:

================================================================
Quarterly Period                          High           Low
----------------------------------------------------------------
Ended March 31, 2006                  $    15.99     $    13.57
Ended June 30, 2006                        15.85          13.41
Ended September 30, 2006                   15.93          13.07
Ended December 31, 2006                    19.25          12.80
================================================================

================================================================
Quarterly Period                          High           Low
----------------------------------------------------------------
Ended March 31, 2005                  $    11.11     $     9.64
Ended June 30, 2005                        13.37           9.71
Ended September 30, 2005                   14.42          11.69
Ended December 31, 2005                    13.25          11.56
================================================================

      On March 1, 2007 the closing price for the common stock on the Nasdaq Global Market was $14.53.

      (b)   Record Holders.

      As of March 1, 2007, the approximate number of holders of record of the Company's common stock was 198. Such number does not include stockholders who hold their stock in street name. The total number of beneficial owners of the Company's common stock is estimated to be approximately 7,271.

      (c)   Dividends.

      The Company declared cash dividends of $0.09 and $0.06 per share on its common stock during its fiscal years ended December 31, 2006 and 2005, respectively (after giving effect to the December 2006 and 2005 three-for-two stock splits).

      For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

      (d)   Performance Graph.

      The graph below sets forth the cumulative total stockholder return on the Company's Common Stock (referred to in the table as "BCPC") for the five years ended December 31, 2006, the overall stock market return during such period for shares comprising the Russell 2000(R) Index (which the Company believes includes companies with market capitalization similar to that of the Company), and the overall stock market return during such period for shares comprising the Standard & Poor's 500 Food Group Index, in each case assuming a comparable initial investment of $100 on December 31, 2001 and the subsequent reinvestment of dividends. The Russell 2000(R) Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000(R) Index. In light of the Company's industry segments, the

Company does not believe that published industry-specific indices are necessarily representative of stocks comparable to the Company. Nevertheless, the Company considers the Standard & Poor's 500 Food Group Index to be potentially useful as a peer group index with respect to the Company in light of the Company's encapsulated / nutritional products segment. The performance of the Company's Common Stock shown on the graph below is historical only and not indicative of future performance.

                                               Russell        S&P Food
                                  BCPC     2000(R) Index    Group Index
                            -----------------------------------------------
        12/31/01               $  100.00       $  100.00     $  100.00
        12/31/02               $  113.82       $   79.52     $  102.85
        12/31/03               $  106.79       $  117.09     $   89.49
        12/31/04               $  162.48       $  138.55     $  103.97
        12/31/05               $  209.44       $  144.86     $   93.10
        12/31/06               $  270.63       $  171.47     $  105.69

                             Stock Price         Value          Value
                            -----------------------------------------------
        12/31/01               $    6.33       $1,941.39      239.1297
        12/31/02               $    7.20       $1,543.73      245.9495
        12/31/03               $    6.76       $2,273.20      213.9892
        12/31/04               $   10.28       $2,689.86      248.6118
        12/31/05               $   13.25       $2,812.35      222.6220
        12/31/06               $   17.12       $3,328.90      252.7360

Item 6. Selected Financial Data

The selected statements of operations data set forth below for the three years in the period ended December 31, 2006 and the selected balance sheet data as of December 31, 2006 and 2005 have been derived from our Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC. The following information should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere herein.

All dollar amounts are in thousands (other than per share amounts). Earnings per share and dividend amounts have been adjusted for the December 2006, 2005 and 2004 three-for-two stock splits (effected by means of stock dividends).

                        (In thousands, except per share data)
=======================================================================================
Year ended December 31,             2006       2005        2004       2003       2002
                                 (1)(2)(3)      (1)
---------------------------------------------------------------------------------------
Statement of Operations Data
-----------------------------
Net sales                        $ 100,905   $ 83,095    $ 67,406   $ 61,875   $ 60,197
Earnings before income
   tax expense                      19,101     17,191      12,715      8,763     11,845
Income tax expense                   6,823      6,237       4,689      3,125      4,429
Net earnings                        12,278     10,954       8,026      5,638      7,416
Basic net earnings per
  common share                   $     .70   $    .63    $    .48   $    .35   $    .46
Diluted net earnings per
  common share                   $     .67   $    .61    $    .46   $    .33   $    .44
---------------------------------------------------------------------------------------

==========================================================================================
At December 31,                     2006        2005        2004        2003        2002
------------------------------------------------------------------------------------------
Balance Sheet Data
------------------
Total assets                     $  92,333   $  75,141   $  60,405   $  56,906   $  53,298

Long-term debt                          --          --          --       7,839       9,581
Other long-term
  Obligations                          784       1,043       1,003         985         964
Total stockholders' equity          75,362      60,933      50,234      39,781      33,269
Dividends per common share       $     .09   $     .06   $     .04   $    .023   $    .023
==========================================================================================

      (1) Includes the operating results, cash flows, and assets relating to the Loders Croklaan Acquisition from the date of acquisition (July 1, 2005) forward.

      (2) Includes the operating results, cash flows, and assets relating to the CMC Acquisition from the date of acquisition (February 8, 2006) forward.

      (3) Includes the operating results, cash flows, and assets relating to the St. Gabriel Acquisition from the date of acquisition (August 24, 2006) forward.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Overview
      --------

      The Company develops, manufactures, distributes and markets specialty performance ingredients and products for the food, nutritional, pharmaceutical, feed and medical sterilization industries. The Company's reportable segments are strategic businesses that offer products and services to different markets. The Company presently has three reportable segments: specialty products; encapsulated / nutritional products; and BCP Ingredients.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 -- "Selected Financial Data" and our Consolidated Financial Statements and the related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See "Cautionary Statement Regarding Forward-Looking Statements".

      Specialty Products
      ------------------

      The specialty products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

      Ethylene oxide, at the 100% level, is sold as a chemical sterilant gas, primarily for use in the health care industry and used to sterilize medical devices. Contract sterilizers, medical device manufacturers and medical gas distributors are the Company's principal customers for this product. Blends of ethylene oxide are sold as fumigants and are highly effective in killing bacteria, fungi, and insects in spices and other seasoning type materials. In addition, the Company also sells single use canisters with 100% ethylene oxide for use in medical device sterilization. Propylene oxide and methyl chloride are sold principally to customers seeking smaller (as opposed to bulk) quantities.

      Management believes that future success in this segment is highly dependent on the Company's ability to maintain its strong reputation for excellent quality, safety and customer service.

      Encapsulated / Nutritional Products
      -----------------------------------

      The encapsulated / nutritional products segment provides microencapsulation, chelation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance therapeutic performance, taste, processing, packaging and shelf-life. Major end product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, nutritional supplementations, pharmaceuticals and animal nutrition. We also market human grade choline nutrient products through this industry segment for wellness applications. Choline is recognized to play a key role in the structural integrity of cell membranes, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Balchem's portfolio of granulated calcium carbonate products are primarily used in novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies in the United States.

      Management believes this segment's key strengths are its proprietary technology and end-product application capabilities. The success of the Company's efforts to increase revenue in this segment is highly dependent on the timing of marketing launches of new products in the U.S. and international food and nutrition markets by the Company's customers and prospects. The Company, through its innovative proprietary technology and applications expertise, continues to develop new products designed to solve and respond to customer problems and innovative needs. Sales of specialty products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of existing successful university research on the animal health benefits of the Company's products.

      BCP Ingredients
      ---------------

      BCP Ingredients manufactures and supplies choline chloride, an essential nutrient for animal health, to the poultry and swine industries. In addition, certain derivatives of choline chloride are also marketed into industrial applications.

      Management believes that success in this commodity-oriented marketplace is highly dependent on the Company's ability to maintain its strong reputation for excellent product quality and customer service. In addition, the Company must continue to increase production efficiencies in order to maintain its low-cost position to effectively compete for market share in a highly competitive global marketplace.

      The Company sells products for all three segments through its own sales force, independent distributors, and sales agents.

      The following tables summarize consolidated net sales by segment and business segment earnings before income taxes for the three years ended December 31, 2006, 2005 and 2004 (in thousands):

Business Segment Net Sales:
================================================================================
                                                  2006        2005        2004
--------------------------------------------------------------------------------
Specialty Products                             $  32,026   $  29,433   $  28,767
Encapsulated/Nutritional Products                 41,565      32,499      24,759
BCP Ingredients                                   27,314      21,163      13,880
--------------------------------------------------------------------------------
Total                                          $ 100,905   $  83,095   $  67,406
================================================================================

Business Segment Earnings Before Income Taxes:
================================================================================
                                                2006         2005        2004
--------------------------------------------------------------------------------
Specialty Products                           $  11,315    $  11,007   $  10,693
Encapsulated/Nutritional Products                4,200        3,217         992
BCP Ingredients                                  3,647        2,679       1,112
Interest and other income (expense)                (61)         288         (82)
--------------------------------------------------------------------------------
Total                                        $  19,101    $  17,191   $  12,715
================================================================================

Fiscal Year 2006 compared to Fiscal Year 2005
(All amounts in thousands, except share and per share data)

      Net Sales
      ---------

      Net sales for 2006 were $100,905 compared with $83,095 for 2005, an increase of $17,810 or 21.4%. Net sales for the specialty products segment were $32,026 for 2006, as compared with $29,433 for 2005, an increase of $2,593 or 8.8%. This increase was principally due to an increase in sales volume along with modest price increases for our ethylene oxide products for medical device sterilization. Net sales for the encapsulated / nutritional products segment were $41,565 for 2006 compared with $32,499 for 2005, an increase of $9,066 or 27.9%. This increase was due principally to increased volumes sold in the human choline market, favorable changes in product mix in the domestic and international food markets and approximately $6,362 of incremental sales associated with the Company's newly acquired pharmaceutical, food, and chelated minerals business lines resulting from the Loders Croklaan Acquisition and the CMC Acquisition (see Notes 7 and 6 to our Consolidated Financial Statements, respectively). The Company also experienced volume improvements in sales of REASHURE(R), our animal nutrition and health product targeted for dairy cows. Net sales for the BCP Ingredients segment of $27,314 were realized for 2006 compared with $21,163 for 2005, an increase of $6,151 or 29.1%. This increase was due to increased volumes sold in dry and aqueous choline and choline derivatives, along with modest price increases in all product lines and revenue recognized of $842 relating to the PMD license agreement as compared to $158 in 2005 (see Note 14 to our Consolidated Financial Statements).

      Gross Margin
      ------------

      Gross margin for 2006 increased to $34,006 compared to $28,680 for 2005, an increase of 18.6%, due largely to the above-noted increase in sales. Gross margin percentage for 2006 was 33.7%, as compared to 34.5% for 2005, as our margin percentage was unfavorably affected by product mix and higher raw material and energy costs. Gross margin percentage for the specialty products segment decreased slightly primarily due to rising raw material costs. Gross margin percentage in the encapsulated / nutritional products segment increased 0.6% as margins were favorably affected by increased production, a result of greater sales volume as described above. The favorable impact of the increased production was partially offset by higher raw material costs and an unfavorable product mix in the pharmaceutical calcium product line. Gross margin percentage in BCP Ingredients increased 0.6% and was favorably affected by increased production volumes of choline chloride and specialty derivative products. This favorable impact was partially offset by higher raw material and energy costs.

      Operating Expenses
      ------------------

      Operating expenses for 2006 increased to $14,844 from $11,777 for 2005, an increase of $3,067 or 26.0%. Total operating expenses as a percentage of sales were 14.7% for 2006, as compared to 14.2% for 2005. The increase in operating expenses for 2006 was principally a result of stock-based compensation expense of $982 relating to the adoption of the provisions of SFAS 123R, increased payroll costs and benefits of $874 primarily due to new hires, increased expenditures of $802 in support of the Company's continuing efforts in the pharmaceutical industry, and higher amortization expense of $356 resulting from the CMC Acquisition. During 2006 and 2005, the Company spent $2,019 and $2,053, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both food and animal feed applications.

      Earnings From Operations
      ------------------------

      As a result of the foregoing, earnings from operations for 2006 were $19,162 as compared to $16,903 for 2005, reflecting a 13.4% increase from year to year.

      Other Expenses (Income)
      -----------------------

      Interest income for 2006 was $128 as compared to $214 for 2005. This decrease is attributable to a decrease in the Company's average cash balance during 2006. Interest expense was $189 for 2006 compared to $8 for 2005. This increase is attributable to the average outstanding current and long-term debt in 2006, resulting from the CMC Acquisition in February 2006. Other income for 2006 was $-0- as compared to $82 for 2005. This decrease is attributable to the inclusion of a gain on the sale of equipment in 2005.

      Income Tax Expense
      ------------------

      The Company's effective tax rate for 2006 was 35.7% compared to a 36.3% rate for 2005. This decrease in the effective tax rate is primarily attributable to a change in allocation relating to state income taxes.

      Net Earnings
      ------------

      As a result of the foregoing, net earnings were $12,278 for 2006 as compared with $10,954 for 2005, reflecting a 12.1% increase from 2005 to 2006.

Fiscal Year 2005 compared to Fiscal Year 2004
(All amounts in thousands, except share and per share data)

      Net Sales
      ---------

      Net sales for 2005 were $83,095 compared with $67,406 for 2004, an increase of $15,689 or 23.3%. Net sales for the specialty products segment were $29,433 for 2005 compared with $28,767 for 2004, an increase of $666 or 2.3%. This increase was due principally to greater sales volumes of ethylene oxide for medical device sterilization and propylene oxide for starch modification as well as a modest price increase adopted early in 2005 to help offset rising raw material costs. This increase was partially offset by a decline in volumes sold in the ethylene oxide blends product line and single use ethylene oxide canisters for use in sterilization equipment. Net sales for the encapsulated / nutritional products segment were $32,499 for 2005 compared with $24,759 for 2004, an increase of $7,740 or 31.3%. This increase was due principally to increased volumes sold in the domestic food and human choline markets and approximately $3,300 associated with the Company's new pharmaceutical and food business lines resulting from the June 30, 2005 Loders Croklaan Acquisition, as described in Note 7 to our Consolidated Financial Statements. The Company also experienced volume improvements in the animal health industry relating to REASHURE(R), NITROSHURETM and NIASHURETM, our microencapsulated products for dairy cows. These increases were partially offset by a decline in volumes sold in the international food product lines and the nutritional supplement product line. Net sales of $21,163 were realized for 2005 in the BCP Ingredients segment compared with $13,880 for 2004, an increase of $7,283 or 52.5%. This increase was due to increased volumes sold in the dry choline, aqueous choline, and specialty industrial product lines, along with modest price increases in all three product lines.

      Gross Margin
      ------------

      Gross margin for 2005 increased to $28,680 compared to $23,806 for 2004, an increase of 20.5%, due largely to the above-noted increase in sales. Gross margin percentage for 2005 was 34.5% as compared to 35.3% for 2004 as our margin percentage was unfavorably affected by product mix and higher raw material and energy costs. Gross margin percentage for the specialty products segment decreased slightly primarily due to rising raw material costs. Gross margin percentage in the encapsulated / nutritional products segment increased 1.8% as margins were favorably affected by increased production, a result of greater sales volume as described above. Gross margin percentage in BCP Ingredients increased 3.8% and was favorably affected by increased production volumes of choline chloride and specialty derivative products.

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

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

      Contractual Obligations
      -----------------------

      The Company's contractual obligations and commitments principally include obligations associated with future minimum non-cancelable operating lease obligations (including the headquarters office space entered into in 2002). These aggregate commitments are as follows:

=========================================
             Year
-----------------------------------------
2007                              $   672
2008                                  619
2009                                  652
2010                                  209
2011                                   79
Thereafter                             59
-----------------------------------------
Total minimum lease
payments                          $ 2,290
=========================================

      As part of the June 30, 2005 Loders Croklaan Acquisition, we agreed to make contingent payments of additional consideration based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition. Such contingent consideration, if and when paid, is recorded as an additional cost of the acquired product lines. As of December 31, 2006, such contingent consideration of $23 has been earned and paid.

      The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

      The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments.

      Acquisitions and Dispositions
      -----------------------------

      Effective August 24, 2006, pursuant to an asset purchase agreement of same date, the Company, through its wholly owned subsidiaries BCP and BCP St. Gabriel, acquired an animal feed grade aqueous choline chloride manufacturing facility and related assets located in St. Gabriel, Louisiana from BioAdditives, LLC, CMB Additives, LLC and CMB Realty of Louisiana. On February 8, 2006, the Company, through its wholly owned subsidiary Balchem Minerals Corporation, acquired all of the outstanding capital stock of CMC, for a purchase price of $17,350 before working capital and other adjustments. CMC is a manufacturer and global marketer of chelated mineral nutritional supplements for livestock, pet and swine feeds.

      The Company is actively pursuing acquisition candidates.

      Cash
      ----

      Cash and cash equivalents decreased to $5,189 at December 31, 2006 from $12,996 at December 31, 2005. The $7,807 decrease resulted from net cash used in investing activities of $25,232 partially offset by net cash provided by operating activities of $16,370 and net cash provided by financing activities of $1,055. Working capital amounted to $19,295 at December 31, 2006 as compared to $26,116 at December 31, 2005, a decrease of $6,821, primarily due to the aforementioned decrease in cash.

      Operating Activities
      --------------------

      Cash flows from operating activities provided $16,370 for 2006 as compared with $13,698 for 2005. The increase in cash flows from operating activities was due primarily to increases in net income and non-cash expenses including depreciation expense and stock compensation expense of $1,097.

      Investing Activities
      --------------------

      Capital expenditures were approximately $2,300 for 2006. Capital expenditures are projected to be approximately $4,800 for calendar year 2007. Cash paid for acquisitions in 2006, including acquisition costs, net of acquisition accounts receivable collected, was $22,872.

      The overall effect of the foregoing was that cash flows used in investing activities were $25,232 in 2006, as compared to $12,943 in 2005.

      Financing Activities
      --------------------

      In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 772,461 shares at an average cost of $4.11 per share, none of which remained in treasury at December 31, 2004. In June 2005, the board of directors authorized another extension of the stock repurchase program for up to an additional 900,000 shares, over and above those 772,461 shares previously repurchased under the program. During 2005, a total of 99,450 shares were purchased at an average cost of $12.05 per share, 96,024 of which remained in treasury at December 31, 2005. During 2006, there were no shares purchased, and no shares remained in treasury at December 31, 2006. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

      There was no debt outstanding at December 31, 2006 or December 31, 2005.

      On February 6, 2006, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for a term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the CMC Acquisition, in part. As of December 31, 2006, the Company made $10,000 in principal payments against the Term Loan, which paid the Term Loan in full. The Loan Agreement also provided for a short-term revolving credit facility of $3,000 (the "Revolving Facility"). Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. As of December 31, 2006, no amounts were drawn on the Revolving Facility. The Revolving Facility expires in May, 2007. Management believes that such facility will be renewed in the normal course of business.

      Financing activities also included proceeds from stock options exercised totaling $1,239 and $1,409 for 2006 and 2005, respectively, and $878 of excess tax benefits associated with equity-based compensation for 2006. Dividend payments were $1,045 and $685 for 2006 and 2005, respectively.

      The overall effect of the foregoing was that cash flows provided by financing activities were $1,055 in 2006, as compared to cash flows used in financing activities of $493 in 2005.

      Other Matters Impacting Liquidity
      ---------------------------------

      The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona, Missouri facility. The amount recorded on the Company's balance sheet as of December 31, 2006 for this obligation is $729. The postretirement plan is not funded. Historical cash payments made under such plan have been less than $50 per year.

      Critical Accounting Policies
      ----------------------------

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

      The Company's "critical accounting policies" are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management considers the following accounting policies to be critical.

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

      Revenue related to a process and product license agreement is recognized using the percentage of completion method and the progress to completion is measured using the efforts-expended method. The Company follows the provisions of the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." Revenue is recognized as work is performed and costs are incurred.

      Inventories
      -----------

      Inventories are valued at the lower of cost (first in, first out or average) or market value and have been reduced by an allowance for excess or obsolete inventories. Inventory reserves are generally recorded when the inventory for a product exceeds twelve months of demand for that product and/or when individual products have been in inventory for greater than six months. In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this statement were applied prospectively for inventory costs incurred beginning in our fiscal year 2006. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flow.

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

      Accounts Receivable
      -------------------

      We market our products to a diverse customer base, principally throughout the United States, Europe, China and Japan. We grant credit terms in the normal course of business to our customers. We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

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

      In September 2006, the FASB issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result of adopting SFAS No. 158 on December 31, 2006, we recorded $0.3 million as a reduction to the benefit obligation and $0.2 million, net of tax, as a one-time adjustment to accumulated other comprehensive income in stockholders' equity.

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

      Stock-based Compensation
      ------------------------

      Beginning in fiscal 2006, we account for stock-based compensation in accordance with SFAS No. 123R (revised 2004), "Share-Based Payment" ("SFAS 123R") as interpreted by SEC Staff Accounting Bulletin ("SAB") No. 107. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates. Expected volatilities are based on historical volatility of the Company's stock. The expected term of the options is based on the Company's historical experience of employees' exercise behavior. As stock-based compensation expense recognized in the Consolidated Statement of Earnings is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. As a result of adopting SFAS 123R, we recorded $0.9 million of compensation expense, net of tax, in 2006. If factors change and we employ different assumptions in the application of SFAS 123R, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period. Under the accounting method we followed prior to January 1, 2006, we did not record any stock-based compensation expense related to stock options granted to employees and directors for the years ended December 31, 2005 and 2004. If we had included the cost of employee stock option compensation in the financial statements for the years ended December 31, 2005 and 2004, our net earnings would have decreased by approximately $0.9 million and $0.8 million, respectively, based on the fair value of the stock options granted to employees. See Note 2 to the Consolidated Financial Statements for additional information.

      New Accounting Pronouncements:

      In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in January 2008. The Company is evaluating whether adoption of this statement will result in a change to its fair value measurements.

      In September 2006, the SEC issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover approach) and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the Company's fiscal year 2006 annual financial statements. The adoption of this statement did not have a material impact on our consolidated results of operations, financial position or cash flows.

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Cash and cash equivalents are invested primarily in money market accounts. Accordingly, we believe we have limited exposure to market risk for changes in interest rates. However, interest payable under the Company's Revolving Facility is based on LIBOR plus 1.00%, and thus could expose the Company to some interest rate risk in connection with its bank financing. No amounts were drawn on the Revolving Facility as of December 31, 2006. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. Foreign sales are generally billed in U.S. dollars. The Company believes that its business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.

Item 8. Financial Statements and Supplementary Data

      Index to Financial Statements and Supplementary Financial Data:      Page

      Report of Independent Registered Public Accounting Firm              24

      Consolidated Balance Sheets as of
      December 31, 2006 and 2005                                           26

      Consolidated Statements of Earnings for the
      years ended December 31, 2006, 2005 and 2004                         27

      Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 2006, 2005 and 2004                 28

      Consolidated Statements of Cash Flows
      for the years ended December 31, 2006, 2005 and 2004                 29

      Notes to Consolidated Financial Statements                           30

      Report of Independent Registered Public Accounting Firm              53

      Schedule II - Valuation and Qualifying
      Accounts for the years ended December 31, 2006, 2005 and 2004        54

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Balchem Corporation
New Hampton, New York

We have audited the accompanying consolidated balance sheets of Balchem Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Balchem Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in "Internal Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO)." Balchem Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

As discussed in Note 2 to the Company's Consolidated Financial Statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Balchem Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in "Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Furthermore, in our opinion, Balchem Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in "Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO)."

/s/McGladrey & Pullen, LLP
New York, New York
March 15, 2007

                               BALCHEM CORPORATION
                           Consolidated Balance Sheets
                           December 31, 2006 and 2005
             (Dollars in thousands, except share and per share data)


                                                                                        2006       2005
                                                                                      --------   --------
                                        Assets
                                        ------
Current assets:
    Cash and cash equivalents                                                         $  5,189   $ 12,996
    Accounts receivable, net of allowance for doubtful accounts of $50 and $50 at
      December 31, 2006 and 2005, respectively                                          11,578     11,521
    Inventories                                                                          9,918      8,540
    Prepaid income taxes                                                                    --        143
    Prepaid expenses                                                                     1,754      1,790
    Deferred income taxes                                                                  416        276
                                                                                       -------   --------
         Total current assets                                                           28,855     35,266

Property, plant and equipment, net                                                      31,313     24,400

Goodwill                                                                                25,253     13,327
Intangible assets with finite lives, net                                                 6,912      2,148

                                                                                      --------   --------
          Total assets                                                                $ 92,333   $ 75,141
                                                                                      ========   ========


                         Liabilities and Stockholders' Equity
                         ------------------------------------
Current liabilities:
    Trade accounts payable                                                            $  3,010   $  2,562
    Accrued expenses                                                                     1,827      2,601
    Accrued compensation and other benefits                                              1,869      1,756
    Customer deposits and other deferred revenue                                         1,072      1,186
    Dividends payable                                                                    1,596      1,045
    Income tax payable                                                                     186         --
                                                                                      --------   --------
        Total current liabilities                                                        9,560      9,150

Deferred income taxes                                                                    6,627      4,015
Other long-term obligations                                                                784      1,043
                                                                                      --------   --------
           Total liabilities                                                            16,971     14,208
                                                                                      --------   --------

Commitments and contingencies (note 13)

Stockholders' equity:
  Preferred stock, $25 par value. Authorized 2,000,000
    shares; none issued and outstanding                                                     --         --
  Common stock, $.0667 par value. Authorized 25,000,000 shares; 17,733,849 shares issued and outstanding at December 31, 2006 and 17,461,447 shares
    issued and 17,365,423 outstanding at December 31, 2005                                 788        776
 Additional paid-in capital                                                             10,393      8,008
 Retained earnings                                                                      63,988     53,306
 Accumulated other comprehensive income                                                    193         --
 Treasury stock, at cost: 0 and 96,024 shares at December 31, 2006
    and 2005, respectively                                                                  --     (1,157)
                                                                                      --------   --------
    Total stockholders' equity                                                          75,362     60,933
                                                                                      --------   --------

                                                                                      --------   --------
             Total liabilities and stockholders' equity                               $ 92,333   $ 75,141
                                                                                      ========   ========

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                       Consolidated Statements of Earnings
                  Years Ended December 31, 2006, 2005 and 2004
                      (In thousands, except per share data)


                                                 2006        2005        2004
                                              ---------    --------    --------

Net sales                                     $ 100,905    $ 83,095    $ 67,406

Cost of sales                                    66,899      54,415      43,600
                                              ---------    --------    --------

Gross margin                                     34,006      28,680      23,806

Operating expenses:
    Selling expenses                              6,907       4,739       4,815
    Research and development expenses             2,019       2,053       1,752
    General and administrative expenses           5,918       4,985       4,442
                                              ---------    --------    --------
                                                 14,844      11,777      11,009

                                              ---------    --------    --------
Earnings from operations                         19,162      16,903      12,797

Other expenses (income):

    Interest income                                (128)       (214)       (125)
    Interest expense                                189           8         219
    Other, net                                       --         (82)        (12)

                                              ---------    --------    --------
Earnings before income tax expense               19,101      17,191      12,715

    Income tax expense                            6,823       6,237       4,689
                                              ---------    --------    --------

Net earnings                                  $  12,278    $ 10,954    $  8,026
                                              =========    ========    ========

Basic net earnings per common share           $    0.70    $   0.63    $   0.48
                                              =========    ========    ========

Diluted net earnings per common share         $    0.67    $   0.61    $   0.46
                                              =========    ========    ========

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2006, 2005 and 2004
             (Dollars in thousands, except share and per share data)

                                                                                                              Accumulated
                                                                                     Additional                  Other
                                                                 Common Stock         Paid-in     Retained   Comprehensive
                                                              Shares       Amount     Capital     Earnings      Income
                                                            ----------     ------     -------     --------   -------------
 Balance - December 31, 2003                                16,548,429     $  736     $ 3,493     $ 36,056          --

 Net earnings                                                       --         --          --        8,026          --
 Dividends ($.04 per share)                                         --         --          --         (685)         --
 Shares issued under employee benefit plans and other           31,635          2         254           --          --
 Shares issued under stock option plans and
       an income tax benefit of $293                           567,543         24       2,328           --          --
                                                            ----------     ------     -------     --------      ------

 Balance - December 31, 2004                                17,147,607        762       6,075       43,397          --

 Net earnings                                                       --         --          --       10,954          --
 Dividends ($.06 per share)                                         --         --          --       (1,045)         --
 Treasury shares purchased                                          --         --          --           --          --
 Shares issued under employee benefit plans and other           52,133          1         210           --          --
 Shares issued under stock option plans and
       an income tax benefit of $327                           261,707         13       1,723           --          --
                                                            ----------     ------     -------     --------      ------

 Balance - December 31, 2005                                17,461,447        776       8,008       53,306          --

 Net earnings                                                       --         --          --       12,278          --
 Dividends ($.09 per share)                                         --         --          --       (1,596)         --
 Shares issued under employee benefit plans and other            1,079                     70
 Shares and options issued under stock option plans and
       an income tax benefit of $878                           271,323         12       2,315           --          --
Adjustment to initially apply FASB Statement No. 158,
       net of tax                                                   --         --          --           --         193
                                                            ----------     ------     -------     --------      ------
 Balance - December 31, 2006                                17,733,849     $  788     $10,393     $ 63,988      $  193
                                                            ==========     ======     =======     ========      ======
                                                                                         Total
                                                                Treasury Stock       Stockholders'
                                                             Shares        Amount       Equity
                                                            --------      -------    -------------

 Balance - December 31, 2003                                (145,665)     $  (504)     $ 39,781

 Net earnings                                                     --           --         8,026
 Dividends ($.04 per share)                                       --           --          (685)
 Shares issued under employee benefit plans and other             --           --           256
 Shares issued under stock option plans and
      an income tax benefit of $293                          145,665          504         2,856
                                                            --------      -------      --------

 Balance - December 31, 2004                                      --           --        50,234

 Net earnings                                                     --           --        10,954
 Dividends ($.06 per share)                                       --           --        (1,045)
 Treasury shares purchased                                   (99,450)      (1,198)       (1,198)
 Shares issued under employee benefit plans and other          3,426           41           252
 Shares issued under stock option plans and
      an income tax benefit of $327                               --           --         1,736
                                                            --------      -------      --------

 Balance - December 31, 2005                                 (96,024)      (1,157)       60,933

 Net earnings                                                     --           --        12,278
 Dividends ($.09 per share)                                       --           --        (1,596)
 Shares issued under employee benefit plans and other         21,933          264           334
 Shares and options issued under stock option plans and
      an income tax benefit of $878                           74,091          893         3,220
Adjustment to initially apply FASB Statement No. 158,
      net of tax                                                  --           --           193
                                                            --------      -------      --------
 Balance - December 31, 2006                                      --      $    --      $ 75,362
                                                            ========      =======      ========

See accompanying notes to consolidated financial statements.

                            BALCHEM CORPORATION
                   Consolidated Statements of Cash Flows
               Years Ended December 31, 2006, 2005 and 2004
                   (In thousands, except per share data)

                                                                               2006         2005         2004
                                                                            ---------    ---------    ---------
Cash flows from operating activities:
     Net earnings                                                           $  12,278    $  10,954    $   8,026

     Adjustments to reconcile net earnings to
     net cash provided by operating  activities:
        Depreciation and amortization                                           3,445        2,809        3,271
        Stock compensation expense                                              1,097           --           --
        Shares issued under employee benefit plans                                343          257          256
        Deferred income tax expense                                               104          599        1,388
        (Recovery of) provision for doubtful accounts                              --          (32)          (4)
        Income tax benefit from stock options exercised                            --          327          293
        Disposition of intangible assets                                           --           --           53
        Gain on sale of assets                                                     --          (82)         (12)
             Changes in assets and liabilities
                Accounts receivable                                               (57)      (2,684)        (759)
                Inventories                                                      (827)      (1,496)        (358)
                Prepaid expenses                                                   36         (263)        (804)
                Accounts payable and accrued expenses                            (212)       2,749          226
                Income taxes                                                      218          172         (315)
                Customer deposits and other deferred revenue                     (101)         334          852
                Other long-term obligations                                        46           54           32
                                                                            ---------    ---------    ---------
                     Net cash provided by operating activities                 16,370       13,698       12,145
                                                                            ---------    ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                                      (2,279)      (1,769)      (1,215)
     Proceeds from sale of property, plant and equipment                           --          389           91
     Cash paid for intangible assets acquired                                     (81)        (144)        (105)
     Acquisitions                                                             (22,872)     (11,419)          --
                                                                            ---------    ---------    ---------
                     Net cash used in investing activities                    (25,232)     (12,943)      (1,229)
                                                                            ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from long-term debt                                              10,000           --           --
     Principal payments on long-term debt                                     (10,000)          --       (9,581)
     Proceeds from stock options exercised                                      1,239        1,409        2,563
     Excess tax benefits from stock compensation                                  878           --           --
     Dividends paid                                                            (1,045)        (685)        (389)
     Purchase of treasury stock                                                    --       (1,198)          --
     Other financing activities                                                   (17)         (19)         (14)
                                                                            ---------    ---------    ---------
                      Net cash provided by (used in) financing activities       1,055         (493)      (7,421)
                                                                            ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents                               (7,807)         262        3,495

Cash and cash equivalents beginning of year                                    12,996       12,734        9,239
                                                                            ---------    ---------    ---------
Cash and cash equivalents end of year                                       $   5,189    $  12,996    $  12,734
                                                                            =========    =========    =========
Supplemental Cash Flow information - see Note 16

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

Business Description
--------------------

Balchem Corporation (including, unless the context otherwise requires, its wholly-owned subsidiaries, BCP Ingredients, Inc., Balchem Minerals Corporation, BCP St. Gabriel, Inc. and Chelated Minerals Corporation, "Balchem" or the "Company"), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients for the food, pharmaceutical, feed and medical sterilization industries.

Principles of Consolidation
---------------------------

The consolidated  financial  statements include the financial  statements of the
Company  and  its  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

Revenue is recognized upon product shipment, passage of title and risk of loss, and when collection is reasonably assured. The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In addition, the Company follows the provisions of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.

Revenue related to the process and product license agreement described in Note 14 below is recognized using the percentage of completion method and the progress to completion is measured using the efforts-expended method. The Company follows the provisions of the Financial American Institute of Certified Public Accountants' (AICPA) Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." Revenue is recognized as work is performed and costs are incurred.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis, and have been reduced by an allowance for excess or obsolete inventories. Cost elements include material, labor and manufacturing overhead. In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this statement were applied prospectively for inventory costs incurred beginning in fiscal year 2006. The adoption of this statement did not have a material impact on the Company's results of operations, financial position or cash flow.

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

Business Concentrations
-----------------------

A specialty products customer accounted for 8%, 9% and 11% of the Company's consolidated net sales for 2006, 2005 and 2004, respectively. This customer accounted for 10% and 8% of the Company's accounts receivable balance at December 31, 2006 and 2005, respectively. Approximately 10%, 7% and 8% of the Company's net sales for 2006, 2005 and 2004, respectively, consisted of sales outside the United States, predominately to Europe, Japan, and China.

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customers' financial condition and credit histories. The majority of the Company's customers are major national or international corporations.

Goodwill and Acquired Intangible Assets
---------------------------------------

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. These standards require the use of the purchase method of accounting for a business combination and define an intangible asset. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

As required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations consisted of three reporting units and determined each reporting units' fair value and compared it to the reporting unit's net book value. Since the fair value of each reporting unit exceeded its carrying amount, there was no indication of impairment and no further transitional impairment testing was required. As of December 31, 2006 and 2005, the Company also performed an impairment test of its goodwill balance. As of such dates the Company's reporting units' fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company plans to perform its impairment test each December 31.

The Company had unamortized goodwill in the amount of $25,253 at December 31, 2006 and $13,327 at December 31, 2005, subject to the provisions of SFAS Nos. 141 and 142. Unamortized goodwill is allocated to the Company's reportable segments as follows:

================================================================================
                                                                2006       2005
--------------------------------------------------------------------------------
Specialty Products                                            $ 5,089   $  5,089
Encapsulated/Nutritional Products                              20,164      8,238
BCP Ingredients                                                    --         --
--------------------------------------------------------------------------------
Total                                                         $25,253   $ 13,327
================================================================================

The following intangible assets with finite lives are stated at cost and are amortized on a straight-line basis over the following estimated useful lives:

================================================
                                  Amortization
                                     period
                                   (in years)
Customer lists                         10
Regulatory re-registration costs       10
Patents & trade secrets              15 - 17
Trademarks & trade names               17
================================================

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

Fair Value of Financial Instruments
-----------------------------------

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2006 and 2005 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company's financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments.

Research and Development
------------------------

Research and development costs are expensed as incurred.

Stock-based Compensation
------------------------

The Company has stock-based employee compensation plans, which are described more fully in Note 2. On January 1, 2006, the Company was required to adopt SFAS No. 123R (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes based option-pricing model.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The modified prospective method was applied in adopting SFAS 123R and, accordingly, periods prior to adoption have not been restated.

The  implementation  of SFAS 123R has had no  adverse  effect  on the  Company's balance sheet or total cash flows, but it does impact cash flows from operations, cash flows from financing activities, cost of sales, gross profit, operating expenses, net income and earnings per share. Because periods prior to adoption have not been restated, comparability between periods has been affected. Additionally, estimates of and assumptions about forfeiture rates, terms, volatility, interest rates and dividend yields are used to calculate stock-based compensation. A significant change to these estimates could materially affect the Company's operating results.

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

New Accounting Pronouncements
-----------------------------

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result of adopting SFAS 158 on December 31, 2006, the Company recorded $0.3 million as a reduction to the benefit obligation and $0.2 million, net of tax, as a one-time adjustment to accumulated other comprehensive income in stockholder's equity.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in January 2008. The Company is evaluating whether adoption of this statement will result in a change to its fair value measurements.

In September 2006, the SEC issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover approach) and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the Company's fiscal year 2006 annual financial statements. The adoption of this statement did not have a material impact on our consolidated results of operations, financial position or cash flows.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

Beginning in fiscal 2006, the Company began accounting for stock-based compensation in accordance with SFAS 123R as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the Company's stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates. Expected volatilities are based on historical volatility of the Company's stock. The expected term of the options is based on the Company's historical experience of employees' exercise behavior. As stock-based compensation expense recognized in the Consolidated Statement of Earnings is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of SFAS 123R, the compensation expense that is recorded in future periods may differ significantly from what has been recorded in the current period.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this statement were applied prospectively for inventory costs incurred beginning in our fiscal year 2006. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flow.

Net Earnings Per Common Share
-----------------------------

Basic net earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is calculated in a manner consistent with basic net earnings per common share except that the weighted average number of common shares outstanding also includes the dilutive effect of stock options outstanding and unvested restricted stock (using the treasury stock method).

NOTE 2 - STOCKHOLDERS' EQUITY
-----------------------------

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). No stock-based compensation cost was recognized in the Statement of Earnings for the years ended December 31, 2005 and 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under the modified prospective method, compensation cost recognized in the year ended December 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R on January 1, 2006, the Company's income before income taxes and net income for the year ended December 31, 2006, are $1.1 million and $0.9 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. As required by SFAS 123R, the Company has made an estimate of expected forfeitures and is recognizing compensation cost only for those stock-based compensation awards expected to vest. Basic and diluted earnings per share are each $0.05 lower for the twelve months ended December 31, 2006, than if the Company had not adopted SFAS 123R.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.9 million tax benefit from the exercise of stock options classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior periods (in thousands, except per share data):

=============================================================================================
                                                                          Year Ended
=============================================================================================
                                                                  December 31,   December 31,
                                                                      2005           2004
=============================================================================================
Net earnings                                                      $     10,954   $      8,026
Stock-based employee compensation expense included in net
earnings, net of related tax effects                                        --             --
Stock-based employee compensation expense determined under
fair value based method, net of related tax effects                        904            808
---------------------------------------------------------------------------------------------
Pro forma net earnings                                            $     10,050   $      7,218
---------------------------------------------------------------------------------------------
Basic earnings per common share:
As reported                                                       $       0.63   $       0.48
Pro forma                                                         $       0.58   $       0.43
Diluted earnings per common share:
As reported                                                       $       0.61   $       0.46
Pro forma                                                         $       0.55   $       0.42
=============================================================================================

On December 31, 2006, the Company had one share-based compensation plan, which is described below (the "1999 Stock Plan").

In June 1999, the Company adopted the Balchem Corporation 1999 Stock Plan for officers, directors, directors emeritus and employees of and consultants to the Company and its subsidiaries. The 1999 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the plan, options and rights to purchase shares of the Company's common stock are granted at prices established at the time of grant. Option grants generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant for employees and are fully exercisable on the date of grant for directors. Other option grants are either fully exercisable on the date of grant or become exercisable thereafter in such installments as the Committee may specify. The 1999 Stock Plan initially reserved an aggregate of 900,000 shares (unadjusted for the stock split) of common stock for issuance under the Plan. In April 2003, the Board of Directors of the Company adopted and stockholders subsequently approved, the Amended and Restated 1999 Stock Plan which amended the 1999 Stock Plan by: (i) increasing the number of shares of common stock reserved for issuance under the 1999 Stock Plan by 900,000 shares (unadjusted for the stock split), to a total of 1,800,000 shares (unadjusted for the stock split) of common stock; and (ii) confirming the right of the Company to grant awards of common stock ("Awards") in addition to the other Stock Rights available under the 1999 Stock Plan, and providing certain language changes relating thereto. The 1999 Stock Plan replaced the Company's incentive stock option plan (the "ISO Plan") and its non-qualified stock option plan (the "Non-Qualified Plan"), both of which expired on June 24, 1999. Unexercised options granted under the ISO Plan and the Non-Qualified Plan prior to such termination remain exercisable in accordance with their terms. Options granted under the ISO Plan generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant, and expire ten years from the date of grant. Options granted under the Non-Qualified Plan, generally vested on the date of grant, and expire ten years from the date of grant.

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of December 31, 2006, the plans had 721,953 shares available for future awards.

On December 8, 2006, the Board of Directors of the Company authorized the Company to enter into Restricted Stock Purchase Agreements (the "2006 Agreements") to purchase the Company's common stock with the five non-employee directors and certain employees of the Company pursuant to the Company's

1999 Stock Plan. Under the 2006 Agreements, each grantee purchased certain shares, ranging from 1,500 shares to 13,500 shares, of the Company's common stock at the purchase price of approximately $.04 per share. The purchased stock is subject to a repurchase option in favor of the Company and to restrictions on transfer until it vests in accordance with the provisions of the Agreements.

On December 29, 2005, the Board of Directors of the Company authorized the Company to enter into Restricted Stock Purchase Agreements (the "2005 Agreements") to purchase the Company's common stock with the five non-employee directors of the Company pursuant to the Company's 1999 Stock Plan. This 2005 Agreement replaces the Stock Option Plan that non-employee directors participated in in prior years. Under the 2005 Agreements, each non-employee director purchased 6,750 shares of the Company's common stock at the purchase price of approximately $.03 per share. The purchased stock is subject to a repurchase option in favor of the Company and to restrictions on transfer until it vests in accordance with the provisions of the Agreements.

The fair value of each option award issued under the 1999 Stock Plan is estimated on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock. The expected term of the options is based on the Company's historical experience of employees' exercise behavior. Dividend yields are based on the Company's historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

================================================================================
                                                    Year Ended
================================================================================
                                    December 31,    December 31,    December 31,
    Weighted Average Assumptions:       2006            2005            2004
================================================================================
Expected Volatility                      26.4%           28.9%           27.1%
Expected Term (in years)                  4.5             4.8             5.2
Risk-Free Interest Rate                   3.8%            3.6%            3.7%
Dividend Yield                            0.4%            0.4%            0.4%
================================================================================


The value of the restricted shares is based on the intrinsic value of the award at the date of grant.

Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

A summary of stock option plan activity for 2006, 2005, and 2004 for all plans is as follows:

================================================================================
                                                   # of
                                                  Shares        Weighted Average
               2006                               (000s)         Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year                  2,153              $  8.38
Granted                                             305                17.67
Exercised                                          (267)                4.64
Cancelled                                           (21)                9.64
--------------------------------------------------------------------------------
Outstanding at end of year                        2,170              $ 10.13
--------------------------------------------------------------------------------
Exercisable at end of year                        1,277              $  7.40
================================================================================

================================================================================
                                                   # of
                                                  Shares        Weighted Average
                  2005                            (000s)         Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year                  1,777              $  6.21
Granted                                             657                13.04
Exercised                                          (262)                5.38
Cancelled                                           (19)                7.41
--------------------------------------------------------------------------------
Outstanding at end of year                        2,153              $  8.38
--------------------------------------------------------------------------------
Exercisable at end of year                        1,167              $  6.09
================================================================================

================================================================================
                                                   # of
                                                  Shares        Weighted Average
                  2004                            (000s)         Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of year                  2,027              $  4.75
Granted                                             506                 8.40
Exercised                                          (713)                3.59
Cancelled                                           (43)                6.81
--------------------------------------------------------------------------------
Outstanding at end of year                        1,777              $  6.21
--------------------------------------------------------------------------------
Exercisable at end of year                        1,023              $  5.01
================================================================================

The aggregate intrinsic value for outstanding stock options was $15,357 and $10,479 at December 31, 2006 and 2005, respectively, with a weighted average remaining contractual term of 7.3 years at December 31, 2006. Exercisable stock options at December 31, 2006 had an aggregate intrinsic value of $12,413 with a weighted average remaining contractual term of 6.2 years.

Other information pertaining to option activity during the years ended December 31, 2006 and 2005 was as follows:

================================================================================
                                                                  Year Ended
                                                                 December 31,
                                                               2006        2005
================================================================================
Weighted-average fair value of options granted                $   4.91  $   2.84
Total intrinsic value of stock options exercised ($000s)      $  2,929  $  1,466
================================================================================

Additional information related to stock options outstanding under all plans at December 31, 2006 is as follows:

=================================================================================
                                    Options Outstanding     Options Exercisable
                                  ----------------------  -----------------------
                                   Weighted
                                    Average     Weighted                 Weighted
                      Shares       Remaining    Average      Number      Average
 Range of Exercise  Outstanding   Contractual   Exercise   Exercisable   Exercise
      Prices          (000s)         Term        Price       (000s)       Price
---------------------------------------------------------------------------------
  $ 1.85 - $6.83            784    5.0 years    $   5.71           784   $   5.71
    7.13 - 13.19            629    7.8 years        9.35           402       9.23
   14.13 - 17.81            757    9.2 years       15.37            91      13.81
---------------------------------------------------------------------------------
                          2,170    7.3 years    $  10.13         1,277   $   7.40
=================================================================================

Non-vested restricted stock activity for the years ended December 31, 2006 and 2005 is summarized below:

================================================================================
                                                                    Weighted
                                                                  Average Grant
                                                                    Date Fair
                                               Shares (000s)          Value
================================================================================
Non-vested balance as of December 31, 2005                34      $       13.22
Granted                                                   79              17.76
Vested                                                    --                 --
Forfeited                                                 --                 --
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2006               113      $       16.40
================================================================================

================================================================================
                                                                    Weighted
                                                                  Average Grant
                                                                    Date Fair
                                               Shares (000s)          Value
================================================================================
Non-vested balance as of December 31, 2004                --      $          --
Granted                                                   34              13.22
Vested                                                    --                 --
Forfeited                                                 --                 --
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2005                34      $       13.22
================================================================================

As of December 31, 2006 there was $4,036 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of
2.2 years.

STOCK SPLITS AND REPURCHASE OF COMMON STOCK

On December 8, 2006, the Board of Directors of the Company approved a three-for-two split of the Company's common stock to be effected in the form of a stock dividend to shareholders of record on December 29, 2006. Such stock dividend was made on January 19, 2007. The stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock.

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

All  references to number of common  shares and per share amounts  except shares
authorized  in  the   accompanying   consolidated   financial   statements  were
retroactively adjusted to reflect the effect of the December 2006 stock split.

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 772,461 shares at an average cost of $4.11 per share, none of which remained in treasury at December 31, 2004. In June 2005, the board of directors authorized another extension of the stock repurchase program for up to an additional 900,000 shares, over and above those 772,461 shares previously repurchased under the program. During 2005, a total of 99,450 shares were purchased at an average cost of $12.05 per share, 96,024 of which remained in treasury at December 31, 2005. During 2006, there were no shares purchased, and no shares remained in treasury at December 31, 2006. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES
--------------------

Inventories at December 31, 2006 and 2005 consisted of the following:

=====================================================
                               2006           2005
-----------------------------------------------------
Raw materials              $     4,264    $    4,809
Finished goods                   5,654         3,731
-----------------------------------------------------
  Total inventories        $     9,918    $    8,540
=====================================================

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary. The reserve for obsolete or slow moving inventory was $147 and $56 at December 31, 2006 and 2005, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2006 and 2005 are summarized as follows:

=======================================================================
                                                 2006          2005
-----------------------------------------------------------------------
Land                                          $      650    $      290
Building                                          11,640        10,509
Equipment                                         38,545        31,196
Construction in progress                           1,247           332
-----------------------------------------------------------------------
                                                  52,082        42,327
Less: Accumulated depreciation                    20,769        17,927
-----------------------------------------------------------------------
 Property, plant and equipment, net           $   31,313    $   24,400
=======================================================================

Depreciation expense was $2,842, $2,686 and $2,583 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 5 - ACQUISITION OF ASSETS
------------------------------

Effective August 24, 2006, pursuant to an asset purchase agreement of the same date, the Company, through its wholly owned subsidiaries BCP Ingredients and BCP St. Gabriel, acquired from BioAdditives, LLC, CMB Additives, LLC and CMB Realty of Louisiana (the "St. Gabriel Sellers") an animal feed grade aqueous choline chloride manufacturing facility and related assets located in St. Gabriel, Louisiana (the "St. Gabriel Acquisition"). The Company also acquired the St. Gabriel Sellers' remaining interest in a land lease (approximately 21 years) relating to the realty upon which the acquired facility and related assets are located. The acquisition was funded through the Company's cash reserves. At
December 31, 2006, the facility was not in service. In February 2007, the facility was placed in to service.

NOTE 6 - ACQUISITION OF STOCK
-----------------------------

On February 8, 2006, the Company, through its wholly owned subsidiary Balchem Minerals Corporation ("BMC"), completed an acquisition (the "CMC Acquisition") of all of the outstanding capital stock of Chelated Minerals Corporation ("CMC"), a privately held Utah corporation, for a purchase price of $17,350, subject to adjustment based upon CMC's actual working capital and other adjustments. On

February 6, 2006, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the CMC Acquisition, in part. The remaining balance of the purchase price of the CMC Acquisition was funded through the Company's cash reserves. At December 31, 2006, the Term Loan had been repaid in full.

The CMC Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The preliminary allocation of the total purchase price, including acquisition costs, of CMC's net tangible and intangible assets was based on the estimated fair values as of February 8, 2006. Adjustments to these estimates will be included in the allocation of the purchase price of CMC upon settlement of any working capital or other adjustments. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The preliminary purchase price has been allocated as follows (in thousands):

=============================================================
                                      Fair Value Recorded
                                     in Purchase Accounting
-------------------------------------------------------------
Accounts receivable                      $      884
Inventory                                       552
Property, plant and equipment                 1,980
Current liabilities                            (388)
Other long-term liabilities                  (2,368)
Goodwill                                     11,903
Financing costs                                  49
Other intangible assets                       5,285
-------------------------------------------------------------
         Total                           $   17,897
=============================================================

The consolidated financial statements include the results of operations of CMC from the date of purchase.

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

==================================================================
                                              Pro Forma
                                              Year Ended
                                             December 31,
                                         2006            2005
------------------------------------------------------------------
Net sales                           $     101,639    $     89,117
Net earnings                               12,284          11,438
Basic EPS                                     .70             .66
Diluted EPS                         $         .67    $        .63
==================================================================

NOTE 7 - PRIOR YEAR ACQUISITION OF ASSETS
-----------------------------------------

Effective June 30, 2005, pursuant to an asset purchase agreement of same date (the "Loders Asset Purchase Agreement"), the Company acquired certain assets of Loders Croklaan USA, LLC ("Loders Croklaan") relating to the encapsulation, agglomeration and granulation business for a purchase price including acquisition costs of $9,885 plus $725 for certain product inventories and $809 for certain accounts receivable (the "Loders Crooklaan Acquisition"). With the exception of $985, which was paid during the quarter ended June 30, 2005, all of such payment was made on July 1, 2005 from the Company's cash reserves.

The Loders Asset Purchase Agreement also provides for the contingent payment to Loders Croklaan by the Company of additional consideration based upon the volume of sales during the three year period following the acquisition associated with one particular product acquired by the Company. Such contingent consideration will be recorded as an additional cost of the acquired product lines. As of December 31, 2006, such contingent consideration of $23 has been earned and paid.

The allocation of the purchase price of the Loders Crooklaan Acquisition, subject to contingencies, has been assigned to the long-term net assets acquired as follows:

================================================================
                                      Fair Value Recorded
                                      in Purchase Accounting
----------------------------------------------------------------
Equipment                                $   1,436
Customer List                                1,350
Patent                                         140
Goodwill                                     6,982
----------------------------------------------------------------
        Total                            $   9,908
================================================================

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

=================================================================
                                              Pro Forma
                                              Year Ended
                                             December 31,
                                         2005            2004
-----------------------------------------------------------------
Net sales                           $     86,382    $     71,747
Net earnings                              11,422           9,042
Basic EPS                                    .66             .53
Diluted EPS                         $        .63    $        .52
=================================================================

NOTE 8 - INTANGIBLE ASSETS WITH FINITE LIVES
--------------------------------------------

As of December 31, 2006 and 2005, the Company had identifiable intangible assets as follows:

=============================================================================================
                                              2006                      2005
                             Amortization    Gross         2006         Gross        2005
                                Period      Carrying   Accumulated    Carrying   Accumulated
                              (In years)     Amount    Amortization    Amount    Amortization
---------------------------------------------------------------------------------------------
Customer lists                       10     $  4,888          $ 497   $  1,350          $  67
Regulatory re-registration
costs                                10           28              0         18              0
Patents & trade secrets           15-17        1,550            221        753            141
Trademarks & trade names             17          876             94        210             49
Other                                 5          457             75        101             27
---------------------------------------------------------------------------------------------
                                            $  7,799          $ 887   $  2,432          $ 284
=============================================================================================

Amortization of identifiable intangible assets was approximately $603, $123 and $688 for 2006, 2005 and 2004, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $637 per annum for 2007 through 2008, approximately $635 per annum for 2009 and approximately $613 per annum for 2010 through 2011. At December 31, 2006 and 2005, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in the Company's consolidated balance sheets under Intangible assets, net. There were no changes to the useful lives of intangible assets subject to amortization in 2006 and 2005.

At December 31, 2006, the gross carrying amount included a customer list, trade name and trade secrets acquired as part of the CMC Acquisition, as well as a customer list and patent acquired as part of the Loders Croklaan Acquisition.

The Company is in the process of re-registering one of its product's use in compliance with the Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"), re-registration requirements for all pesticide products. In December 2004, the U.S. Environmental Protection Agency ("EPA") informed the Company and the other technical registrant under the current registration that the Agency was beginning the 6-phase process to develop a Re-registration Eligibility Decision (RED) for this product. This multi-phase process entered Phase 5 last year. The EPA's Office of Pesticide Programs (OPP) had originally stated its intent to finalize the RED by August 2006, but bifurcated the process, and dealt only with the reassessment of spice residue tolerances mandated by the Food Quality Protection Act of 1996. On August 9, 2006, OPP issued a Tolerance Reassessment Progress and Risk Management Decision (TRED) relating to the use of ethylene oxide to treat spices. This TRED prohibits the use of ethylene oxide to treat basil, effective August 1, 2007, but allows the continuing use of ethylene oxide to treat all other spices, provided users follow a mandated treatment method. In the Federal Register notice announcing the TRED, the EPA stated its intent to complete the RED process for ethylene oxide in 2007. Upon completion of the EPA's Office of Research and Development (ORD) assessment of the carcinogenicity of ethylene oxide, OPP will complete preparation of the RED. ORD issued a draft "Evaluation of the Carcinogenicity of Ethylene Oxide" in a Federal Register notice, dated September 22, 2006. This assessment is currently undergoing review by a special panel of the Science Advisory Board. ORD indicates the assessment will be finalized by the summer of 2007. The Company has actively participated in the public access portions of both the ORD assessment process and the OPP's RED process and will continue to do so until their conclusions. With regard to the RED process, as of this date, the OPP expressed concerns about occupational exposures to ethylene oxide. The EPA requested additional information from the industry, which the Company is actively involved in providing. The EPA has also indicated additional testing may be required in order to maintain the current uses. The Company believes that the use will continue to be permitted, although the Agency may require some additional restrictions on current uses. Additionally, the product, when used as a medical device sterilant, has no known equally effective substitute. Management of the Company believes absence of availability of this product could not be easily tolerated by various medical device manufacturers and the health care industry due to the resultant infection potential, if the product were unavailable.

NOTE 9 - LONG-TERM DEBT & CREDIT AGREEMENTS
-------------------------------------------

There was no debt outstanding at December 31, 2006 or December 31, 2005. On February 6, 2006, the Company and its principal bank entered into a loan agreement (the "Loan Agreement") providing for an unsecured term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the CMC Acquisition, in part. The Term Loan was payable in equal monthly installments of principal, together with accrued interest, had a maturity date of March 1, 2009, and was subject to an interest rate equal to LIBOR plus 1.00%. As of December 31, 2006, the Company made $10,000 in principal payments against the Term Loan, which paid the Term Loan in full. The Loan Agreement also provides for an unsecured short-term revolving credit facility of $3,000 (the "Revolving Facility").
Borrowings under the Revolving Facility bear interest at LIBOR plus 1.00%. Certain provisions of the Term Loan require maintenance of certain financial ratios, limit future borrowings and impose certain other requirements as contained in the Loan Agreement. As of December 31, 2006, no amounts were drawn on the Revolving Facility. The Revolving Facility expires in May, 2007. Management believes that such facility will be renewed in the normal course of business.

NOTE 10 - INCOME TAXES
----------------------

Income tax expense consists of the following:

================================================================================
                                                       2006      2005      2004
--------------------------------------------------------------------------------
Current:
   Federal                                          $ 6,295   $ 4,875   $ 2,849
   State                                                534       763       453
Deferred:
   Federal                                               (1)      541     1,244
   State                                                 (5)       58       143
--------------------------------------------------------------------------------
Total income tax provision                          $ 6,823   $ 6,237   $ 4,689
================================================================================

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

================================================================================
                                                       2006      2005      2004
--------------------------------------------------------------------------------
Income tax at Federal
  statutory rate                                    $ 6,685   $ 6,017   $ 4,450
State income taxes, net of
  Federal income tax benefit                            344       534       379
Other                                                  (206)     (314)     (140)
--------------------------------------------------------------------------------
Total income tax provision                          $ 6,823   $ 6,237   $ 4,689
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 were as follows:

================================================================================
                                                   2006                 2005
--------------------------------------------------------------------------------
Deferred tax assets:
  Customer list amortization                   $          --        $        119
  Inventories                                            371                 213
  Deferred compensation                                   --                   6
  Restricted stock and stock options                     200                  99
  Other                                                  145                 231
--------------------------------------------------------------------------------
    Total deferred tax assets                            716                 668
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Customer list amortization                   $       1,684        $         --
  Depreciation                                         3,873               3,712
  Prepaid expense                                        583                 695
  Trade names and trademarks                             239                  --
  Technology and trade secrets                           269                  --
  Other                                                  279                  --
--------------------------------------------------------------------------------
    Total deferred tax liabilities                     6,927               4,407
--------------------------------------------------------------------------------
    Net deferred tax liability                 $       6,211        $      3,739
================================================================================

There is no valuation allowance for deferred tax assets at December 31, 2006 and 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset realizable, however, could change if management's estimate of future taxable income should change.

NOTE 11 - NET EARNINGS PER COMMON SHARE
---------------------------------------

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per common share:

===================================================================================================
                                                          Earnings     Number of Shares   Per Share
                  2006                                  (Numerator)     (Denominator)       Amount
---------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average
common shares outstanding                                 $ 12,278         17,427,857        $ .70

Effect of dilutive securities - stock options and
restricted stock                                                              819,384
                                                                           ----------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options     $ 12,278         18,247,241        $ .67
===================================================================================================

====================================================================================================
                                                           Earnings     Number of Shares   Per Share
                  2005                                   (Numerator)     (Denominator)       Amount
----------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average
common shares outstanding                                 $ 10,954         17,341,133        $ .63

Effect of dilutive securities - stock options                                 743,739
                                                                           ----------

Diluted EPS - Net earnings and weighted average
common shares  outstanding  nd effect of stock options    $ 10,954         18,084,872        $ .61
====================================================================================================


====================================================================================================
                                                           Earnings     Number of Shares   Per Share
                  2004                                   (Numerator)     (Denominator)       Amount
----------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average
common shares outstanding                                    $ 8,026         16,896,646        $ .48

Effect of dilutive securities - stock options                                   571,374
                                                                             ----------

Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options        $ 8,026         17,468,020        $ .46
====================================================================================================

The Company had 307,875, 481,500 and 2,700 stock options outstanding at December 31, 2006, 2005 and 2004, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 12- EMPLOYEE BENEFIT PLANS
-------------------------------

The Company sponsors a 401(k) savings plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company's common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $395 and $343 in 2006, $326 and $276 in 2005 and $301 and $257 in 2004, respectively.

The Company also currently provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The Company uses a December 31 measurement date for its postretirement medical plan. In accordance with SFAS 158, the Company is required to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. On December 31, 2006, the Company recorded $0.3 million as a reduction to the benefit obligation and $0.2 million, net of tax, as a one-time adjustment to its stockholders' equity, recorded under accumulated other comprehensive income.

The actuarial recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:
================================================================================
                                                              2006         2005
--------------------------------------------------------------------------------
Benefit obligation at beginning of year                  $     942    $     867
         Service cost with interest to end of year              28           32
         Interest cost                                          39           50
         Participant contributions                              11           11
         Plan amendments                                         0            0
         Benefits paid                                         (20)         (25)
         Actuarial (gain) or loss                             (271)           7
--------------------------------------------------------------------------------
Benefit obligation at end of year                        $     729    $     942
================================================================================

Change in plan assets:
================================================================================
                                                              2006         2005
--------------------------------------------------------------------------------
Fair value of plan assets at beginning of year           $      --    $      --
         Employer contributions                                  9           15
         Participant contributions                              11           11
         Benefits paid                                         (20)         (26)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year                 $      --    $      --
================================================================================

Amounts recognized in consolidated balance sheet:
================================================================================
                                                               2006        2005
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation            $     (729)  $    (942)
Fair value of plan assets                                        --          --
Funded status                                                  (729)       (942)
Unrecognized prior service cost                                 N/A        (191)
Unrecognized net (gain)/loss                                    N/A         146
--------------------------------------------------------------------------------
Net amount recognized in consolidated balance
sheet (after FAS 158)                                    $      729   $     N/A
(included in other long-term obligations)
--------------------------------------------------------------------------------
Accrued postretirement benefit cost
(included in other long-term obligations)                $      N/A   $     987
================================================================================


Components of net periodic benefit cost:
============================================================================================
                                                               2006        2005         2004
--------------------------------------------------------------------------------------------
Service cost with interest to end of year                $       28   $      32     $     31
Interest cost                                                    39          50           49
Amortization of prior service cost                              (18)        (18)         (10)
Amortization of (gain) or loss                                   (3)          3           --
--------------------------------------------------------------------------------------------
Total net periodic benefit cost                          $       46   $      67     $     70
============================================================================================

Estimated future employer contributions and benefit payments are as follows:

=====================================
          Year
-------------------------------------
2007                          $    35
2008                               41
2009                               48
2010                               43
2011                               54
Years 2012-2016                   187
=====================================

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 10 percent in 2007 declining to 5 percent in 2012 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2006 by $91 and the net periodic postretirement benefit cost for 2006 by $10. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2006 by $78 and the net periodic postretirement benefit cost for 2006 by $8. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.75% in 2006 and 5.75% in 2005.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

In connection with the Loders Croklaan Acquisition, the Company entered into a lease agreement with Loders under which the Company leases a portion of Loders' Channahon, Illinois facility where it principally conducted the manufacturing portion of the acquired business and utilized certain warehouse space. The initial term of the lease commenced in February, 2006 and runs through September 30, 2010, subject to earlier termination. In addition, the Company entered into certain short-term services and tolling agreements with Loders.

In February 2002, the Company entered into a ten (10) year lease which is cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company's general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which expire at various times through 2011. Rent expense charged to operations under such lease agreements for 2006, 2005 and 2004 aggregated approximately $595, $576 and $566, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at December 31, 2006 are as follows:

===========================================
               Year
-------------------------------------------
2007                                 $ 672
2008                                   619
2009                                   652
2010                                   209
2011                                    79
Thereafter                              59
-------------------------------------------
Total minimum lease payments       $ 2,290
===========================================

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company's site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation ("NYDEC") and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site, which was completed in 1996. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has been less than $5 per year for the period 2003 - 2006.

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

NOTE 14 - LICENSE AGREEMENT
---------------------------

On November 7, 2005, the Company entered into a license agreement (the "License Agreement") with Project Management and Development Co., Ltd. ("PMD"), a corporation organized under the laws of Great Britain. As of August 2006, PMD assigned the license agreement in its entirety to its successor in interest, Al Kayan Petrochemical Company.

The License Agreement gives PMD the right to utilize the Company's proprietary continuous manufacturing technology for the production of aqueous choline chloride (the "Licensed Technology") in connection with PMD's construction and operation of an aqueous choline chloride production facility at PMD's Al-Jubail, Saudi Arabia petrochemical facility, currently scheduled for completion in late 2009. In addition, the License Agreement provides PMD with the exclusive right to use the Licensed Technology in certain countries, as well as the non-exclusive right to market, sell and use the products derived from the Licensed Technology on a world-wide basis. The License Agreement further provides that the Company will be PMD's exclusive North American distributor for said products during the term of the agreement. The License Agreement terminates either 10 years from the start-up of the PMD's production facility or December 31, 2020, whichever is earlier.

Pursuant to the License Agreement, PMD will pay the Company a license fee of $1,400 and fees of $840 for the delivery by the Company of certain preliminary drawings, specifications, process design documents containing the Licensed Technology, and additional training. These fees are to be paid in installments upon achievement of certain performance milestones set forth in the License Agreement.

Under the License Agreement, the Company provides certain performance guarantees associated with the Licensed Technology. In the event that the PMD manufacturing facility, if properly designed and constructed, fails to attain said performance guarantees, liquidated damages may be assessed, but not exceeding 70% of the license fee.

The Company is using the percentage of completion method to recognize revenue and expenses related to the License Agreement and the efforts-expended method for measuring the progress to completion. The Company has recognized $842 of revenue and $427 in expenses for 2006 and $158 of revenue and $138 in expenses for 2005. These amounts are included in the net sales and cost of sales totals in the BCP Ingredients segment.

NOTE 15 - SEGMENT INFORMATION
-----------------------------

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

Business Segment Net Sales:
=========================================================================================
                                                       2006           2005          2004
-----------------------------------------------------------------------------------------
Specialty Products                               $    32,026    $    29,433   $    28,767
Encapsulated/Nutritional Products                     41,565         32,499        24,759
BCP Ingredients                                       27,314         21,163        13,880
-----------------------------------------------------------------------------------------
Total                                            $   100,905    $    83,095   $    67,406
=========================================================================================

Business Segment Earnings Before Income Taxes:
=========================================================================================
                                                       2006           2005          2004
-----------------------------------------------------------------------------------------
Specialty Products                               $    11,315    $    11,007   $    10,693
Encapsulated/Nutritional Products                      4,200          3,217           992
BCP Ingredients                                        3,647          2,679         1,112
Interest and other income (expense)                      (61)           288           (82)
-----------------------------------------------------------------------------------------
Total                                            $    19,101    $    17,191   $    12,715
=========================================================================================

Depreciation/Amortization:
=========================================================================================
                                                       2006           2005          2004
-----------------------------------------------------------------------------------------
Specialty Products                               $       941    $     1,027   $     1,668
Encapsulated/Nutritional Products                      1,983          1,313         1,155
BCP Ingredients                                          521            469           448
-----------------------------------------------------------------------------------------
Total                                            $     3,445    $     2,809   $     3,271
=========================================================================================

Business Segment Assets:
=========================================================================================
                                                       2006           2005          2004
-----------------------------------------------------------------------------------------
Specialty Products                               $    18,446    $    19,799   $    18,456
Encapsulated/Nutritional Products                     45,870         25,139        15,594
BCP Ingredients                                       20,434         14,141        11,424
Other Unallocated                                      7,583         16,062        14,931
-----------------------------------------------------------------------------------------
Total                                            $    92,333    $    75,141   $    60,405
=========================================================================================

Other unallocated assets consist of certain cash, prepaid expenses, leasehold improvements, net of accumulated depreciation, and deferred income taxes, which the Company does not allocate to its individual business segments.

Capital Expenditures:
=========================================================================================
                                                           2006        2005        2004
-----------------------------------------------------------------------------------------
Specialty Products                                    $     195   $     366   $     224
Encapsulated/Nutritional Products                           595         520         470
BCP Ingredients                                           1,489         883         521
-----------------------------------------------------------------------------------------
Total                                                 $   2,279   $   1,769   $   1,215
=========================================================================================

Geographic Revenue Information:
=========================================================================================
                                                2006             2005             2004
-----------------------------------------------------------------------------------------
United States                             $   91,042       $   77,355       $   61,869
Foreign Countries                              9,863            5,740            5,537
-----------------------------------------------------------------------------------------
Total                                     $  100,905       $   83,095       $   67,406
=========================================================================================

The Company has no foreign-based operations. Therefore, all long-lived assets are in the United States and revenue from foreign countries is based on customer ship-to addresses.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Cash paid during the year for:
=======================================================
                     2006         2005         2004
-------------------------------------------------------
Income taxes     $    5,621   $    5,133   $   3,421
Interest         $      189   $        8   $     219
=======================================================

Non-cash financing activities:
=========================================================
                         2006        2005        2004
---------------------------------------------------------
Dividends payable     $   1,596  $    1,045  $      685
=========================================================

Also see Notes 5, 6, and 7 for information regarding acquisitions of assets and stock.

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
------------------------------------------------------
(In thousands, except per share data)

=========================================================================================================
                                             2006                                   2005
---------------------------------------------------------------------------------------------------------
                             First    Second     Third    Fourth     First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
---------------------------------------------------------------------------------------------------------
Net sales                   $24,597   $25,100   $25,122   $26,086   $19,340   $19,484   $21,145   $23,126
Gross profit                  8,222     8,800     8,673     8,311     7,182     7,112     7,649     6,737
Earnings before
  income taxes                4,445     4,813     4,978     4,865     4,069     4,346     4,857     3,919
Net earnings                  2,858     3,055     3,151     3,214     2,568     2,730     3,024     2,632
Basic net earnings
  per common share           $  .17    $  .17    $  .18    $  .18    $  .15    $  .15    $  .17    $  .15
Diluted net earnings
  per common share           $  .16    $  .17    $  .17    $  .18    $  .14    $  .15    $  .17    $  .15
=========================================================================================================

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Balchem Corporation
New Hampton, NY

Our audits of the consolidated financial statements and internal control over financial reporting referred to in our report dated March 15, 2007 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of Balchem Corporation and Subsidiaries, listed in Item 15(a) of this Form 10-K for the years ended December 31, 2006, 2005 and 2004. This schedule is the responsibility of Balchem Corporation's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/McGladrey & Pullen, LLP
New York, NY
March 15, 2007

                                                                     Schedule II

                               BALCHEM CORPORATION
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2006, 2005 and 2004
                                 (In thousands)


                                                          Additions
                                                   -----------------------
                                     Balance at    Charges to   Charges to
                                    Beginning of   Costs and      Other                       Balance at
Description                             Year        Expenses     Accounts    Deductions       End of Year
-----------                         ------------   ----------   ----------   ----------       -----------
Year ended December 31, 2006
  Allowance for doubtful accounts    $       50    $       --   $       --    $      --         $      50
  Inventory obsolescence reserve             56            91           --           --               147

Year ended December 31, 2005
  Allowance for doubtful accounts    $       82    $       --   $       --    $     (32) (a)    $      50
  Inventory obsolescence reserve             31            25           --           --                56

Year ended December 31, 2004
  Allowance for doubtful accounts    $       86    $       --   $       --    $      (4) (a)    $      82
  Inventory obsolescence reserve             76            --           --          (45) (a)           31

(a)  represents write-offs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

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

Management's Report on Internal Control Over Financial Reporting

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

      As of December 31, 2006, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2006.

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

Attestation Report of Registered Public Accounting Firm

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which appears herein on pages 24 and 25.

Changes in Internal Control Over Financial Reporting

      There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

      None.

                                    PART III

Item 10. Directors, Executive Officers of the Registrant, and Corporate Governance.

(a)   Directors of the Company.

      The  required  information  is to be  set  forth  in the  Company's  Proxy
Statement for the 2007 Annual Meeting of Stockholders (the "2007 Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(b)   Executive Officers of the Company.

      The required information is to be set forth in the 2007 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(c)   Section 16(a) Beneficial Ownership Reporting Compliance.

      The required information is to be set forth in the 2007 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

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

(e)   Corporate Governance.

      The required  information  is to be set forth in the 2007 Proxy  Statement
under  the  caption   "Corporate   Governance,"   which  information  is  hereby
incorporated herein by reference.

Item 11. Executive Compensation.

      The information required by this Item is to be set forth in the 2007 Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers,"   which
information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this Item is to be set forth in the 2007 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and of Management" and the caption "Equity Compensation Plan Information," all of which information is hereby incorporated herein by reference.

Item  13.  Certain   Relationships   and  Related   Transactions   and  Director
Independence.

      The  information  required  by this  Item is set  forth in the 2007  Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers,"   which
information is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

      The information required by this Item is set forth in the 2007 Proxy Statement under the caption "Independent Auditor Fees," which information is hereby incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules.

    The following documents are filed as part of this Form 10-K:

                                                                      Form 10-K
     1. Financial Statements                                          Page Number
        Report of Independent Registered Public Accounting Firm            24

        Consolidated Balance Sheets as of December 31, 2006 and 2005       26

        Consolidated Statements of Earnings for the
        years ended December 31, 2006, 2005 and 2004                       27

        Consolidated Statements of Stockholders' Equity
        for the years ended December 31, 2006, 2005 and 2004               28

        Consolidated Statements of Cash Flows
        for the years ended December 31, 2006, 2005 and 2004               29

        Notes to Consolidated Financial Statements                         30

        Report of Independent Registered Public Accounting Firm            53

     2. Financial Statement Schedules

        Schedule II - Valuation and Qualifying
        Accounts for the years ended December 31, 2006, 2005 and 2004      54

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

      3.1 Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

      3.2 Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated February 23, 2005).

      10.1 Loan Agreement dated February 6, 2006 by and between Bank of America, N.A. and Balchem Corporation, Promissory Note dated February 6, 2006 from Balchem Corporation to Bank of America, N.A., and Amended and Restated Promissory Note (Revolving Line of Credit) dated February 6, 2006 from Balchem Corporation to Bank of

            America, N.A.  (incorporated by reference to Exhibits 10.2, 10.3 and
            10.4 to the Company's  Current  Report on Form 8-K dated February 9,
            2006).

      10.2 Amended and Restated Guaranty dated February 6, 2006 from BCP Ingredients, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated February 9, 2006).

      10.3 Guaranty dated February 6, 2006 from Balchem Minerals Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated February 9, 2006).

      10.4 Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement")).*

      10.5 Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-35912, dated October 25, 1996, and to the 1998 Proxy Statement).

      10.6 Balchem Corporation Amended and Restated 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

      10.7 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's
            Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

      10.8 Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K")). *

      10.9 Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

      10.10 Asset Purchase Agreement dated June 30, 2005, between Balchem Corporation and Loders Croklaan USA, LLC (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 1, 2005).

      10.11 Stock Purchase Agreement dated November 2, 2005, between Balchem Minerals Corporation and Chelated Minerals Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 7, 2005).

      10.12 Process and Product License Agreement dated November 7, 2005, between Balchem Corporation and Project Management and Development Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 14, 2005).

      10.13 Form  of   Restricted   Stock   Purchase   Agreement  for  Directors
            (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 30, 2005).

      10.14 First Amendment to Stock Purchase Agreement dated January 5, 2006, between Balchem Minerals Corporation and Chelated Minerals Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 10, 2006).

      14. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K dated March 15, 2004 for the year ended December 31, 2003).

      21.   Subsidiaries of Registrant.

      23.1 Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

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

      Date: March 15, 2007                BALCHEM CORPORATION

                                          By:/s/ Dino A. Rossi
                                          ----------------------------
                                          Dino A. Rossi, President,
                                          Chief Executive Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ Dino A. Rossi
    -----------------------------------
    Dino A. Rossi, President,
    Chief Executive Officer, and Director (Principal Executive Officer)
    Date: March 15, 2007

    /s/ Francis J. Fitzpatrick
    -----------------------------------
    Francis J. Fitzpatrick, Chief Financial
    Officer and Treasurer (Principal Financial and Principal Accounting Officer)
    Date: March 15, 2007

    /s/ Hoyt Ammidon, Jr.
    -----------------------------------
    Hoyt Ammidon, Jr., Director
    Date: March 15, 2007

    /s/ Edward McMillan
    -----------------------------------
    Edward McMillan, Director
    Date: March 15, 2007

    /s/ Kenneth P. Mitchell
    -----------------------------------
    Kenneth P. Mitchell, Director
    Date: March 15, 2007

    /s/ Dr. John Televantos
    -----------------------------------
    Dr. John Televantos, Director
    Date: March 15, 2007

    /s/ Dr. Elaine Wedral
    -----------------------------------
    Dr. Elaine Wedral, Director
    Date: March 15, 2007

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

      3.1 Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31,
               2005).

      3.2 Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated February 23, 2005).

      10.1 Loan Agreement dated February 6, 2006 by and between Bank of America, N.A. and Balchem Corporation, Promissory Note dated February 6, 2006 from Balchem Corporation to Bank of America, N.A., and Amended and Restated Promissory Note (Revolving Line of Credit) dated February 6, 2006 from Balchem Corporation to Bank of America, N.A. (incorporated by reference to Exhibits 10.2,
               10.3 and 10.4 to the Company's Current Report on Form 8-K dated February 9, 2006).

      10.2 Amended and Restated Guaranty dated February 6, 2006 from BCP Ingredients, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated February 9, 2006).

      10.3 Guaranty dated February 6, 2006 from Balchem Minerals Corporation to Bank of America, N.A. (incorporated by reference to Exhibit
               10.6 to the Company's Current Report on Form 8-K dated February 9, 2006).

      10.4 Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement")).*

      10.5 Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-35912, dated October 25, 1996, and to the 1998 Proxy Statement).

      10.6 Balchem Corporation Amended and Restated 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               2003).*

      10.7 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

      10.8 Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit
               10.5 to the Company's Annual Report on

               Form 10-K for the year ended December 31, 2001 (the "2001 10-K")). *

      10.9 Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

      10.10 Asset Purchase Agreement dated June 30, 2005, between Balchem Corporation and Loders Croklaan USA, LLC (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 1, 2005).

      10.11 Stock Purchase Agreement dated November 2, 2005, between Balchem Minerals Corporation and Chelated Minerals Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 7, 2005).

      10.12 Process and Product License Agreement dated November 7, 2005, between Balchem Corporation and Project Management and Development Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 14,
               2005).

      10.13    Form  of  Restricted  Stock  Purchase   Agreement  for  Directors
               (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 30, 2005).

      10.14 First Amendment to Stock Purchase Agreement dated January 5, 2006, between Balchem Minerals Corporation and Chelated Minerals Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 10, 2006).

      14. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K dated March 15, 2004 for the year ended December 31, 2003).

      21.      Subsidiaries of Registrant.

      23.1 Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

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