Form 10-Q
period 2007-03-31
BALCHEM CORP
filed 2007-05-10
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)      Quarterly Report Pursuant to Section 13 or 15(d) of
   |X|                 the Securities Exchange Act of 1934

                  For The Quarterly Period Ended March 31, 2007

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

As of May 3, 2007 the registrant had 17,838,764 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1.  Financial Statements

                                                 BALCHEM CORPORATION
                                        Condensed Consolidated Balance Sheets
                                    (Dollars in thousands, except per share data)
                                                      Unaudited

                                                                                            March 31,     December 31,
                                         Assets                                               2007           2006
                                         ------                                           ------------   ------------

Current assets:
        Cash and cash equivalents                                                         $      3,690   $      5,189
        Accounts receivable                                                                     15,672         11,578
        Inventories                                                                             12,451          9,918
        Prepaid expenses                                                                         1,574          1,754
        Deferred income taxes                                                                      470            416
                                                                                          ------------   ------------
                Total current assets                                                            33,857         28,855

 Property, plant and equipment, net                                                             31,184         31,313

 Goodwill                                                                                       25,244         25,253
 Intangible assets with finite lives, net                                                       36,128          6,912
                                                                                          ------------   ------------
                Total assets                                                              $    126,413   $     92,333
                                                                                          ============   ============


                          Liabilities and Stockholders' Equity
                          ------------------------------------

Current liabilities:
        Trade accounts payable                                                            $      3,138   $      3,010
        Accrued expenses                                                                         2,590          1,827
        Accrued compensation and other benefits                                                    939          1,869
        Customer deposits and other deferred revenue                                               743          1,072
        Current portion of long-term debt                                                        5,800             --
        Dividends payable                                                                           --          1,596
        Income tax payable                                                                       1,759            186
        Other short-term obligations                                                               870             --
                                                                                          ------------   ------------
                Total current liabilities                                                       15,839          9,560

 Long-term debt                                                                                 23,200             --
 Deferred income taxes                                                                           6,513          6,627
 Other long-term obligations                                                                     1,091            784
                                                                                          ------------   ------------
                        Total liabilities                                                       46,643         16,971
                                                                                          ------------   ------------

 Stockholders' equity:
  Preferred stock, $25 par value. Authorized 2,000,000
    shares; none issued and outstanding                                                             --             --
  Common stock, $.0667 par value. Authorized 25,000,000 shares; 17,832,883 shares issued and outstanding at March 31, 2007 and 17,733,849 shares issued and outstanding at
    December 31, 2006                                                                              795            788
  Additional paid-in capital                                                                    11,647         10,393
  Retained earnings                                                                             67,138         63,988
  Accumulated other comprehensive income                                                           190            193
                                                                                          ------------   ------------
        Total stockholders' equity                                                              79,770         75,362

                                                                                          ------------   ------------
                        Total liabilities and stockholders' equity                        $    126,413   $     92,333
                                                                                          ============   ============

See accompanying notes to condensed consolidated financial statements.

                                                          2

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                 Three Months Ended
                                                    March 31,
                                               2007            2006
                                           ------------    ------------

Net sales                                  $     27,599    $     24,597

Cost of sales                                    17,858          16,375
                                           ------------    ------------

Gross profit                                      9,741           8,222

Operating expenses:
     Selling expenses                             2,128           1,669
     Research and development expenses              569             526
     General and administrative expenses          1,702           1,558
                                           ------------    ------------
                                                  4,399           3,753

                                           ------------    ------------
Earnings from operations                          5,342           4,469

Other expenses (income):
     Interest (income)                              (45)            (62)
     Interest expense                                84              86
     Other, net                                     (11)             --
                                           ------------    ------------

Earnings before income tax expense                5,314           4,445

     Income tax expense                           1,873           1,587
                                           ------------    ------------

Net earnings                               $      3,441    $      2,858
                                           ============    ============

Net earnings per common share - basic      $       0.19    $       0.16
                                           ============    ============

Net earnings per common share - diluted    $       0.19    $       0.16
                                           ============    ============

See accompanying notes to condensed consolidated financial statements.


                                             BALCHEM CORPORATION
                               Condensed Consolidated Statements of Cash Flows
                                           (Dollars in thousands)
                                                 (unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   2007            2006
                                                                               ------------    ------------

Cash flows from operating activities:
        Net earnings                                                           $      3,441    $      2,858

        Adjustments to reconcile net earnings to net cash provided by operating activities:

          Depreciation and amortization                                                 952             787
          Shares issued under employee benefit plans                                    130             117
          Deferred income taxes                                                        (168)             (8)
          Stock compensation expense                                                    392             262
          Gain on sale of equipment                                                     (11)             --
            Changes in assets and liabilities net of effects of acquisition:
               Accounts receivable                                                   (2,244)           (148)
               Inventories                                                             (692)            289
               Prepaid expenses and other current assets                                180             379
               Income taxes                                                           1,573           1,498
               Customer deposits and other deferred revenue                            (329)           (286)
               Accounts payable and accrued expenses                                    (40)         (1,566)
               Other long-term obligations                                               13              17
                                                                               ------------    ------------
                   Net cash provided by operating activities                          3,197           4,199
                                                                               ------------    ------------

Cash flows from investing activities:

          Capital expenditures                                                         (649)           (263)
          Proceeds from sale of property, plant & equipment                              11              --
          Cash paid for intangible assets acquired                                     (116)            (32)
          Acquisition of assets                                                     (32,085)        (17,058)
                                                                               ------------    ------------
                   Net cash used in investing activities                            (32,839)        (17,353)
                                                                               ------------    ------------

Cash flows from financing activities:

          Proceeds from long-term borrowings                                         29,000          10,000
          Principal payments on long-term debt                                           --          (2,750)
          Proceeds from stock options exercised                                         353             206
          Excess tax benefits from stock compensation                                   386              96
          Dividends paid                                                             (1,596)         (1,045)
          Other financing activities                                                     --              (3)
                                                                               ------------    ------------
                   Net cash provided by financing activities                         28,143           6,504
                                                                               ------------    ------------

Decrease in cash and cash equivalents                                                (1,499)         (6,650)

Cash and cash equivalents beginning of period                                         5,189          12,996
                                                                               ------------    ------------
Cash and cash equivalents end of period                                        $      3,690    $      6,346
                                                                               ============    ============

See accompanying notes to condensed consolidated financial statements.

                                                     4

                                             BALCHEM CORPORATION
                          Condensed Consolidated Statements of Comprehensive Income
                                           (Dollars in thousands)
                                                 (unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                  2007            2006
                                                                              ------------    ------------
Net Earnings                                                                  $      3,441    $      2,858

Other comprehensive income, net of tax:

        Unfunded post retirement benefit plan - prior service cost and gain
          amortized during period                                                       (3)             --
                                                                              ------------    ------------

Comprehensive income                                                          $      3,438    $      2,858
                                                                              ============    ============


See accompanying notes to condensed consolidated financial statements.


                                                     5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2006 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2006. References in this report to the "Company" mean Balchem Corporation and/or its subsidiaries, including BCP Ingredients, Inc., Balchem Minerals Corporation, and Balchem B.V., as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS' EQUITY
-----------------------------

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), which requires all share-based payments, including grants of stock options, to be recognized in the statement of earnings as an operating expense, based on their fair values. SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models that take into account the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption over the remaining requisite service period. The Company's results for the three months ended March 31, 2007 and 2006, respectively, reflected the following compensation cost as a result of adopting SFAS 123R and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

--------------------------------------------------------------------------------
                                                 Three Months      Three Months
                                                    Ended             Ended
                                                March 31, 2007    March 31, 2006
--------------------------------------------------------------------------------
Cost of sales                                   $           44    $          27
Operating expenses                                         348              235
Net earnings                                              (269)            (254)
Basic earnings per common share                          (0.02)           (0.01)
Diluted earnings per common share               $        (0.01)   $       (0.01)
--------------------------------------------------------------------------------

As required by SFAS 123R, the Company has made an estimate of expected forfeitures, based on its historical experience, and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

Additionally, since adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $386 and $96 for the three months ended March 31, 2007 and March 31, 2006, respectively.

The Company's stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of March 31, 2007, the plans had 725,853 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2007 and 2006 is summarized below:

--------------------------------------------------------------------------------

                                                                      Weighted
                                         Weighted       Aggregate      Average
                                          Average       Intrinsic     Remaining
For the three months                     Exercise         Value      Contractual
ended March 31, 2007     Shares (000s)     Price         ($000s)         Term
--------------------------------------------------------------------------------
Outstanding as of
December 31, 2006              2,170    $      10.13   $     15,168
  Granted                         --              --
  Exercised                     (101)           3.49
  Expired                         --              --
  Forfeited                       (4)          13.65
--------------------------------------------------------------------------------
Outstanding as of              2,065
March 31, 2007                          $      10.45   $     14,920        7.3
================================================================================
Exercisable as of
March 31, 2007                 1,187    $       7.77   $     11,770        6.3
================================================================================


--------------------------------------------------------------------------------

                                                                      Weighted
                                         Weighted       Aggregate      Average
                                          Average       Intrinsic     Remaining
For the three months                     Exercise         Value      Contractual
ended March 31, 2006     Shares (000s)     Price         ($000s)         Term
--------------------------------------------------------------------------------
Outstanding as of
December 31, 2005              2,153    $       8.38   $     10,479
  Granted                         15           15.06
  Exercised                      (37)           5.58
  Expired                         --              --
  Forfeited                       (4)           9.24
--------------------------------------------------------------------------------
Outstanding as of
March 31, 2006                 2,127    $       8.48   $     14,700        7.2
================================================================================
Exercisable as of
March 31, 2006                 1,136    $       6.12   $     10,544        5.8
================================================================================

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.3% and 0.4%; expected volatilities of 27% and 26%; risk-free interest rates of 4.1% and 3.8%; and expected lives of 3.7 and
4.5 for the three months ended March 31, 2007 and 2006, respectively.

For the three months ended March 31, 2007 and 2006, the Company used a projected expected life for each award granted based on historical experience of employees' exercise behavior. For the three months ended March 31, 2007 and 2006, expected volatility is based on the Company's historical volatility levels. For the three months ended March 31, 2007 and 2006, dividend yields are based on the Company's historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Other information pertaining to option activity during the three months ended March 31, 2007 and 2006 was as follows:

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
                                                              2007        2006
--------------------------------------------------------------------------------
Weighted-average fair value of options granted              $    N/A    $   3.49
Total intrinsic value of stock options exercised ($000s)    $  1,201    $    320
--------------------------------------------------------------------------------

Non-vested restricted stock activity for the three months ended March 31, 2007 and 2006 is summarized below:

--------------------------------------------------------------------------------
                                                                     Weighted
                                                                   Average Grant
                                                                    Date Fair
Three Months ended March 31, 2007                Shares (000s)         Value
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2006                113       $      16.40
Granted                                                    --                 --
Vested                                                     --                 --
Forfeited                                                  --                 --
Non-vested balance as of March 31, 2007                   113       $      16.40
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                                     Weighted
                                                                   Average Grant
                                                                    Date Fair
Three Months ended March 31, 2006                Shares (000s)         Value
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2005                 34      $       13.22
Granted                                                    --                 --
Vested                                                     --                 --
Forfeited                                                  --                 --
Non-vested balance as of March 31, 2006                    34      $       13.22
--------------------------------------------------------------------------------

As of March 31, 2007 and 2006, there was $3,619 and $2,159, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2007, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. We estimate that share-based compensation expense for 2007 will be approximately $1,568.

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

All references to number of common shares and per share amounts except shares authorized in the accompanying consolidated financial statements were retroactively adjusted to reflect the effect of the December 2006 and December 2005 stock splits.

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 772,461 shares at an average cost of $4.11 per share, none of which remained in treasury at December 31, 2004. In June 2005, the board of directors authorized another extension of the stock repurchase program for up to an additional 900,000 shares, over and above those 772,461 shares previously repurchased under the program. Under this extension, a total of 99,450 shares were purchased at an average cost of $12.05 per share, none of which remained in treasury at March 31, 2007. During the three months ended March 31, 2007, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - ACQUISITION OF CERTAIN ASSETS
--------------------------------------

On March 16, 2007, the Company, through its wholly-owned subsidiary BCP Ingredients, Inc. ("BCP"), entered into an asset purchase agreement (the "Asset Purchase Agreement") with Chinook Global Limited ("Chinook"), a privately held Ontario corporation, pursuant to which BCP acquired certain of Chinook's choline chloride business assets (the "Chinook Acquisition") for a purchase price of $29,000, plus the value of certain product inventories estimated at approximately $1,840. The acquisition closed effective the same date. On March 16, 2007, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $29,000 (the "New Term Loan"), the proceeds of which were used to fund the acquisition. The New Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the New Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The New Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At March 31, 2007, this interest rate was 6.32%. The New Loan Agreement also provides for a short-term revolving credit facility of $6 million (the "New Revolving Facility"). The New Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility has a maturity date of May 31, 2009. Management believes that such facility will be renewed in the normal course of business.

The Chinook Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets at the date of acquisition. The preliminary allocation of the total purchase price, including acquisition costs, was based on the estimated fair values as of March 16, 2007. Adjustments to these estimates will be included in the allocation of the purchase price of the Chinook Acquisition upon settlement of any working capital or other adjustments. The preliminary purchase price has been allocated as follows (in thousands):

------------------------------------------------------
                                   Fair Value Recorded
                                      in Purchase
                                       Accounting
------------------------------------------------------
Customer list                         $     29,201
Inventory                                    1,840
Short-term receivable                        1,850
Short-term obligation                         (870)
Other                                           73
------------------------------------------------------
         Total                        $     32,094
------------------------------------------------------

NOTE 4 - PRIOR YEAR ACQUISITION OF ASSETS
-----------------------------------------

Effective August 24, 2006, pursuant to an asset purchase agreement of the same date, the Company, through its wholly owned subsidiaries BCP Ingredients and BCP St. Gabriel, acquired from BioAdditives, LLC, CMB Additives, LLC and CMB Realty of Louisiana (the "St. Gabriel Sellers") an animal feed grade aqueous choline chloride manufacturing facility and related assets located in St. Gabriel, Louisiana (the "St. Gabriel Acquisition"). The Company also acquired the St. Gabriel Sellers' remaining interest in a land lease (approximately 21 years) relating to the realty upon which the acquired facility and related assets are located. The acquisition was funded through the Company's cash reserves. In February 2007, the facility was placed in service.

NOTE 5 - PRIOR YEAR ACQUISITION OF STOCK
----------------------------------------

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

The CMC Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The preliminary allocation of the total purchase price, including acquisition costs, of CMC's net tangible and intangible assets was based on the estimated fair values as of February 8, 2006. Adjustments to these estimates will be included in the allocation of the purchase price of CMC upon settlement of any working capital or other adjustments. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The purchase price has been allocated as follows (in thousands):

------------------------------------------------------
                                   Fair Value Recorded
                                      in Purchase
                                       Accounting
------------------------------------------------------
Accounts receivable                   $        884
Inventory                                      552
Property, plant and equipment                1,980
Current liabilities                           (388)
Other long-term liabilities                 (2,368)
Goodwill                                    11,894
Other intangible assets                      5,334
------------------------------------------------------
         Total                        $     17,888
------------------------------------------------------

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

-----------------------------------------------------------------
                                         Actual        Pro Forma
                                        March 31,      March 31,
                                          2007           2006
-----------------------------------------------------------------
Net sales                             $     27,599   $     25,331
Net earnings                          $      3,441   $      2,893
Basic EPS                             $        .19   $        .17
Diluted EPS                           $        .19   $        .16
-----------------------------------------------------------------

NOTE 6 - INVENTORIES
--------------------

Inventories at March 31, 2007 and December 31, 2006 consisted of the following:

----------------------------------------------------------------------
                                            March 31,     December 31,
                                              2007            2006
----------------------------------------------------------------------
Raw materials                              $      4,420   $      4,264
Finished goods                                    8,031          5,654
----------------------------------------------------------------------
         Total inventories                 $     12,451   $      9,918
----------------------------------------------------------------------

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at March 31, 2007 and December 31, 2006 are summarized as follows:

--------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         2007           2006
--------------------------------------------------------------------------------
Land                                                 $        650   $        650
Building                                                   11,640         11,640
Equipment                                                  38,545         38,545
Construction in Progress                                    1,896          1,247
--------------------------------------------------------------------------------
                                                           52,731         52,082
Less: Accumulated depreciation                             21,547         20,769
--------------------------------------------------------------------------------
   Net property, plant and equipment                 $     31,184   $     31,313
--------------------------------------------------------------------------------

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

As of December 31, 2006, the Company performed an impairment test of its goodwill balance. As of such date, the Company's reporting units' fair values exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company will perform its impairment test next on December 31, 2007.

The Company had goodwill in the amount of $25,244 and $25,253 at March 31, 2007 and December 31, 2006, respectively, subject to the provisions of SFAS Nos. 141 and 142.

As of March 31, 2007 and December 31, 2006, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $37,188 and $7,799, respectively, less accumulated amortization of $1,060 and $887, respectively. At March 31, 2007, the gross carrying amount included a customer list acquired as part of the Chinook acquisition, as described in Note 3.

Identifiable intangible assets with finite lives at March 31, 2007 and December 31, 2006 are summarized as follows:

-----------------------------------------------------------------------------------------------------
                                             Gross                         Gross
                           Amortization    Carrying       Accumulated    Carrying       Accumulated
                              Period       Amount at     Amortization    Amount at    Amortization at
                            (in years)      3/31/07       at 3/31/07      12/31/06       12/31/06
-----------------------------------------------------------------------------------------------------
Customer lists                       10   $     34,089   $        619   $      4,888   $        497
Regulatory
re-registration costs                10             28             --             28             --
Patents & trade secrets           15-17          1,567            244          1,550            221
Trademarks & trade names             17            876            107            876             94
Other                                 5            628             90            457             75
-----------------------------------------------------------------------------------------------------
                                          $     37,188   $      1,060   $      7,799   $        887
-----------------------------------------------------------------------------------------------------

Amortization of identifiable intangible assets was approximately $173 for the first three months of 2007. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2007 is $2,670, approximately $3,545 per annum for 2008 and 2009, $3,537 per annum for 2010 and 2011 and $3,520 in 2012. At March 31, 2007, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangible assets with finite lives, net" in the Company's consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2007.

NOTE 9 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

-------------------------------------------------------------------------------------------------
                                                          Net         Number of
                                                        Earnings        Shares        Per Share
Three months ended March 31, 2007                      (Numerator)   (Denominator)      Amount
-------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                      $      3,441     17,686,624   $        .19

Effect of dilutive securities - stock options                              697,908
                                                                      ------------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                $      3,441     18,384,532   $        .19
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                                          Net         Number of
                                                        Earnings        Shares        Per Share
Three months ended March 31, 2006                      (Numerator)   (Denominator)      Amount
-------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                      $      2,858     17,393,940   $        .16

Effect of dilutive securities - stock options                              843,838
                                                                      ------------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options                                $      2,858     18,237,778   $        .16
-------------------------------------------------------------------------------------------------

The Company had stock options for 384,525 and 493,575 common shares at March 31, 2007 and 2006, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 - INCOME TAXES
----------------------

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements. The adoption of FIN 48 resulted in, as a cumulative effect, a non-cash charge, net of federal tax benefits, of $291, recorded as a reduction to beginning retained earnings. The charge before federal tax benefits was $411. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statement of operations. The total amount of accrued interest and penalties related to uncertain tax positions at January 1, 2007 was $89 and is included in other long-term obligations. All of our unrecognized tax benefits, if recognized in future periods, would impact the Company's effective tax rate. The Company remains open for examination by the IRS for 2003 through 2006. For most of its other significant tax jurisdictions (U.S. states), the Company's income tax returns are also open for examination for 2003 through 2006. There was not a significant change in our liabilities for unrecognized tax benefits during the three months ended March 31, 2007. With each year our tax exposure rolls forward with incremental increases expected based on continued growth and no changes are foreseen to this trend at present.

NOTE 11 - SEGMENT INFORMATION
-----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: specialty products, encapsulated / nutritional products and BCP Ingredients, its unencapsulated feed supplements segment.

Business Segment Net Sales:

---------------------------------------------------------------
                                        Three Months Ended
                                             March 31
                                        2007            2006
---------------------------------------------------------------
Specialty Products                  $      8,061   $      7,951
Encapsulated/Nutritional Products         11,500          9,789
BCP Ingredients                            8,038          6,857
---------------------------------------------------------------
Total                               $     27,599   $     24,597
---------------------------------------------------------------


Business Segment Earnings:

---------------------------------------------------------------
                                        Three Months Ended
                                             March 31
                                        2007            2006
---------------------------------------------------------------
Specialty Products                 $      2,903    $      2,772
Encapsulated/Nutritional
Products                                  1,243           1,039
BCP Ingredients                           1,196             658
Interest and other expense                  (28)            (24)
---------------------------------------------------------------
Earnings before income
taxes                              $      5,314    $      4,445
---------------------------------------------------------------

NOTE 12- SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Cash paid during the three months ended March 31, 2007 and 2006 for income taxes and interest is as follows:

---------------------------------------------------------------
                                        Three Months Ended
                                             March 31
                                        2007            2006
---------------------------------------------------------------

Income taxes                        $         82   $          2
Interest                            $         84   $         86
---------------------------------------------------------------

NOTE 13 - LONG TERM DEBT AND CREDIT AGREEMENTS
----------------------------------------------

On March 16, 2007, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $29,000 (the "New Term Loan"), the proceeds of which were used to fund the Chinook acquisition (the "Acquisition"), as described in Note 3. The New Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the New Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The New Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At March 31, 2007, this interest rate was 6.32%. The New Loan Agreement also provides for a short-term revolving credit facility of $6 million (the "New Revolving Facility"). The New Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility has a maturity date of May 1, 2008.

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

Net periodic benefit cost for such retirement medical plan for the three months ended March 31, 2007 and March 31, 2006 was as follows:

------------------------------------------------------------------
                                               2007         2006
------------------------------------------------------------------
Service Cost                                $       7   $       8
Interest Cost                                      10          13
Expected return on plan assets                     --          --
Amortization of transition obligation              --          --
Amortization of prior service cost                 (5)         (5)
Amortization of (gain) or loss                     (1)          1
------------------------------------------------------------------
Net periodic benefit cost                   $      11   $      17
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

The Company is using the percentage of completion method to recognize revenue and expenses related to the License Agreement and the efforts-expended method for measuring the progress to completion. As of March 31, 2007, the Company has recognized $1,000 of income and $515 in expenses since the inception of the agreement.

NOTE 16 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In February, 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair market value measurement, which is consistent with long-term measurement objectives for accounting for financial instruments. This statement is effective beginning in January 2008. The Company does not expect the adoption of this statement to be significant to its consolidated financial statements.

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

NOTE 17 - SUBSEQUENT EVENTS
---------------------------

On April 30, 2007, the Company, through its European subsidiary, Balchem B.V., completed an acquisition of the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy for a provisional purchase price of approximately $6,281. Such amount is subject to adjustment after the closing based upon actual finished goods and raw materials inventory as of the closing date, as well as reconciliation of the other estimated constituents of the provisional purchase price. The parties believe the final purchase price will be fully settled no later than 90 days after closing.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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

BCP Ingredients
---------------

This segment manufactures and supplies raw choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline plays a vital role in the metabolism of fat and the building and maintaining of cell structures. Choline deficiency can result in, among other symptoms, reduced growth and perosis in poultry, and fatty liver, kidney necrosis and general poor health conditions in swine. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications. Choline chloride is manufactured and sold in both an aqueous and dry form.

We sell products for all three segments through our own sales force, independent distributors and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings for the three months ended March 31, 2007 and 2006:

Business Segment Net Sales:
------------------------------------------------------------------
                                           Three Months Ended
                                                March 31
                                          2007            2006
------------------------------------------------------------------
Specialty Products                    $      8,061    $      7,951
Encapsulated/Nutritional Products           11,500           9,789
BCP Ingredients                              8,038           6,857
------------------------------------------------------------------
Total                                 $     27,599    $     24,597
------------------------------------------------------------------

Business Segment Earnings:
------------------------------------------------------------------
                                           Three Months Ended
                                                March 31
                                          2007            2006
------------------------------------------------------------------
Specialty Products                    $      2,903    $      2,772
Encapsulated/Nutritional Products            1,243           1,039
BCP Ingredients                              1,196             658
Interest and other expense                     (28)            (24)
------------------------------------------------------------------
Earnings before income taxes          $      5,314    $      4,445
------------------------------------------------------------------

                              RESULTS OF OPERATIONS
                              ---------------------

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net Sales
---------

Net sales for the three months ended March 31, 2007 were $27,599 compared with $24,597 for the three months ended March 31, 2006, an increase of $3,002 or 12.2%. Net sales for the specialty products segment were $8,061 for the three months ended March 31, 2007 compared with $7,951 for the three months ended March 31, 2006, an increase of $110 or 1.4%. This increase was principally due to an increase in sales volume of ethylene oxide for medical device sterilization. Net sales for the encapsulated / nutritional products segment were $11,500 for the three months ended March 31, 2007 compared with $9,789 for the three months ended March 31, 2006, an increase of $1,711 or 17.5%. This increase was due principally to increased volumes sold in the human choline, animal health and chelated mineral markets. This increase was partially offset by decreased volumes sold in the human food and pharmaceutical markets. Net sales of $8,038 were realized for the three months ended March 31, 2007 for the BCP Ingredients (unencapsulated feed supplements) segment, which markets choline for the poultry and swine industries as well as industrial choline derivative products, as compared with $6,857 for the three months ended March 31, 2006, an increase of $1,181 or 17.2%. This increase was due to increased volumes sold in the dry choline, aqueous choline, and specialty industrial product lines. This increase in sales volume was also partially a result of the Chinook acquisition, as described in Note 3.

Gross Margin
------------

Gross margin for the three months ended March 31, 2007 increased to $9,741 compared to $8,222 for the three months ended March 31, 2006, an increase of $1,519 or 18.5%, due largely to the above-noted increase in sales. Gross margin percentage for the three months ended March 31, 2007 was 35.3% compared to 33.4% for the three months ended March 31, 2006. This increase in gross margin percentage was primarily a result of product mix, increased production volumes and lower raw material prices. Gross margin for the specialty products segment increased 6.3% primarily due to increased sales volume. Gross margin in the encapsulated / nutritional products segment increased 18.7% as margins were favorably affected by product mix as well as sales volumes, as described above. Gross margin for BCP Ingredients increased 81.1% and was favorably affected by increased sales volumes of choline chloride and specialty derivative products.

Operating Expenses
------------------

Operating expenses for the three months ended March 31, 2007 were $4,399 compared to $3,753 for the three months ended March 31, 2006, an increase of $646 or 17.2%. This increase was primarily a result of increased payroll costs for new hires. Total operating expenses as a percentage of sales were 15.9% for the three months ended March 31, 2007 compared to 15.3% for the three months ended March 31, 2006. During the three months ended March 31, 2007 and 2006, the Company spent $569 and $526, respectively, on research and development programs, substantially all of which pertained to the

Company's encapsulated / nutritional products segment for both food and animal feed applications.

Earnings From Operations
------------------------

As a result of the foregoing, earnings from operations for the three months ended March 31, 2007 were $5,342 as compared to $4,469 for the three months ended March 31, 2006.

Other Expenses (Income)
-----------------------

Interest income for the three months ended March 31, 2007 totaled $45 as compared to $62 for the three months ended March 31, 2006. This decrease is attributable to a decrease in the average total cash balance on-hand during the quarter. Interest expense was $84 for the three months ended March 31, 2006 compared to $86 for the three months ended March 31, 2006. Other income of $11 for the three months ended March 31, 2007 represents the net gain on the sale of equipment.

Income Tax Expense
------------------

The Company's effective tax rate for the three months ended March 31, 2007 and 2006 was 35.2% and 35.7%, respectively.

Net Earnings
------------

As a result of the foregoing, net earnings were $3,441 for the three months ended March 31, 2007 as compared with $2,858 for the three months ended March 31, 2006, an increase of 20.4%.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Contractual Obligations
-----------------------

As part of the June 30, 2005 acquisition of certain assets relating to the encapsulation, agglomeration and granulation business of Loders Croklaan USA, LLC, the asset purchase agreement provides for the contingent payment by the Company of additional consideration based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition. Such contingent consideration will be recorded as an additional cost of the acquired product lines. As of December 31, 2006, such contingent consideration of $23 has been earned and paid. No such contingent consideration has been earned and paid in 2007.

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

Cash
----

Cash and cash equivalents decreased to $3,690 at March 31, 2007 from $5,189 at December 31, 2006. The $1,499 decrease resulted primarily from net cash used in investing activities of $32,839, principally for the acquisition of certain choline chloride business assets of Chinook Global Limited, offset by net cash provided by operating activities and financing activities of $3,197 and $28,143, respectively. Working capital amounted to $18,018 at March 31, 2007 as compared to $19,295 at December 31, 2006, a decrease of $1,277.

Operating Activities
--------------------

Cash flows from operating activities provided $3,197 for the three months ended March 31, 2007 compared to $4,199 for the three months ended March 31, 2006. The decrease in cash flows from operating activities was primarily due to increases in accounts receivable and inventories as well as a decrease in customer deposits and deferred revenue. This decrease was partially offset by an increase in net earnings, depreciation and amortization expense, stock compensation expense and income taxes payable.

Investing Activities
--------------------

Capital expenditures were $649 for the three months ended March 31, 2007 compared to $263 for the three months ended March 31, 2006. Cash paid for the acquisition of certain choline chloride business assets of Chinook Global Limited was $32,094. Cash received as part of the working capital adjustment for the 2006 acquisition of all the outstanding common stock of Chelated Minerals Corporation was $9.

Financing Activities
--------------------

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 772,461 shares at an average cost of $4.11 per share, none of which remained in treasury at December 31, 2004. In June 2005, the board of directors authorized another extension of the stock repurchase program for up to an additional 900,000 shares, over and above those 772,461 shares previously repurchased under the program. A total of 99,450 shares were purchased at an average cost of $12.05 per share, none of which remained in treasury at March 31, 2007. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

On March 16, 2007, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $29,000 (the "New Term Loan"), the proceeds of which were used to fund the Chinook acquisition (the "Acquisition"), as described in Note 3. The New Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the New Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The New Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At March 31, 2007, this interest rate was 6.32%. The New Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "New Revolving Facility"). The New Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest in payable monthly. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility has a maturity date of May 31, 2009. Management believes that such facility will be renewed in the normal course of business.

On February 6, 2006, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the CMC acquisition (the "CMC Acquisition"), as described in Note 5, in part. The remaining balance of the purchase price of the CMC Acquisition was funded through Balchem's cash on hand. The Company repaid in full the $10,000 of principal under the Term Loan in 2006.

Proceeds from stock options exercised totaled $353 and $206 for the three months ended March 31, 2007 and 2006, respectively. Dividend payments were $1,596 and $1,045 for the three months ended March 31, 2007 and 2006, respectively.

Other Matters Impacting Liquidity
---------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company's balance sheet as of March 31, 2006 for this obligation is $745. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies
----------------------------

Accounting for Uncertainty in Income Taxes

As discussed above, effective January 1 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements. The adoption of FIN 48 resulted in a non-cash transition charge of $291, recorded as a reduction to beginning retained earnings.

Other than the aforementioned adoption of FIN 48, there were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2006 Annual Report on Form 10-K, during the three months ended March 31, 2007.

Related Party Transactions
--------------------------

The Company was not engaged in related party transactions during the three months ended March 31, 2007 and all transactions of the Company during such period were at arms length.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. Accordingly, we believe we have limited exposure to market risk for changes in interest rates. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. Foreign sales are generally billed in U.S. dollars. As of March 31, 2007, the Company's only borrowings were under a bank term loan, which bears interest at LIBOR plus 1.00%. A 100 basis point increase or decrease in interest rates, applied to the Company's borrowings at March 31, 2007, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $290. The Company believes that its business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.

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

Part II.  Other Information

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.   Exhibits

          Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

          Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

          Exhibit 32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

          Exhibit 32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

          Exhibit 32.3 Asset Purchase Agreement dated March 16, 2007, by and between BCP Ingredients, Inc. and Chinook Global Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 21,
                                    2007).

          Exhibit 32.4 Tolling Agreement, dated March 16, 2007 between BCP Ingredients, Inc. and Chinook Global Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 21, 2007).

          Exhibit 32.5 Non-Competition Agreement, dated March 16, 2007 between BCP Ingredients, Inc. and Chinook Global Limited; Chinook Services, LLC; Chinook, LLC; Dean R. Lacy; Ronald Breen, and John N. Kennedy (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 21,
                                    2007).

          Exhibit 32.6 Loan Agreement dated March 16, 2007 by and between Bank of America, N.A. and Balchem Corporation (incorporated by reference to
                                    Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 21, 2007).

          Exhibit 32.7 Promissory Note (Term Loan) dated March 16, 2007 from Balchem Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 21, 2007).

          Exhibit 32.8 Promissory Note (Revolving Line of Credit) dated March 16, 2007 from Balchem Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated March 21, 2007).

          Exhibit 32.9 Guaranty dated March 16, 2007 from BCP Ingredients, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated March 21, 2007).

          Exhibit 32.10 Guaranty dated March 16, 2007 from Balchem Minerals Corporation to Bank of America, N.A. (incorporated by reference to Exhibit
                                    10.7 to the Company's Current Report on Form
                                    8-K dated March 21, 2007).

          Exhibit 32.11 Sale and Purchase Agreement dated March 30, 2007, by and between Balchem B.V. and Akzo Nobel Chemicals S.p.A. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 4,
                                    2007).

                                   SIGNATURES

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

         Date: May 10, 2007

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

          Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

          Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

          Exhibit 32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

          Exhibit 32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

          Exhibit 32.3 Asset Purchase Agreement dated March 16, 2007, by and between BCP Ingredients, Inc. and Chinook Global Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 21,
                                    2007).

          Exhibit 32.4 Tolling Agreement, dated March 16, 2007 between BCP Ingredients, Inc. and Chinook Global Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 21, 2007).

          Exhibit 32.5 Non-Competition Agreement, dated March 16, 2007 between BCP Ingredients, Inc. and Chinook Global Limited; Chinook Services, LLC; Chinook, LLC; Dean R. Lacy; Ronald Breen, and John N. Kennedy (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 21,
                                    2007).

          Exhibit 32.6 Loan Agreement dated March 16, 2007 by and between Bank of America, N.A. and Balchem Corporation (incorporated by reference to
                                    Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 21, 2007).

          Exhibit 32.7 Promissory Note (Term Loan) dated March 16, 2007 from Balchem Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 21, 2007).

          Exhibit 32.8 Promissory Note (Revolving Line of Credit) dated March 16, 2007 from Balchem Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated March 21, 2007).

          Exhibit 32.9 Guaranty dated March 16, 2007 from BCP Ingredients, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated March 21, 2007).

          Exhibit 32.10 Guaranty dated March 16, 2007 from Balchem Minerals Corporation to Bank of America, N.A. (incorporated by reference to Exhibit
                                    10.7 to the Company's Current Report on Form
                                    8-K dated March 21, 2007).

          Exhibit 32.11 Sale and Purchase Agreement dated March 30, 2007, by and between Balchem B.V. and Akzo Nobel Chemicals S.p.A. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 4,
                                    2007).