Form 10-Q
period 2007-06-30
BALCHEM CORP
filed 2007-08-09
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)    Quarterly Report Pursuant to Section 13 or 15(d) of
   [X]                 the Securities Exchange Act of 1934

                  For The Quarterly Period Ended June 30, 2007
                                       or
   [_]        Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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

Large accelerated filer [_]    Accelerated filer [X]   Non-accelerated filer [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [_] No [X]

As of August 3, 2007 the registrant had 17,877,870 shares of its Common Stock, $.06 2/3 par value, outstanding.


Part 1 - Financial Information
Item 1.  Financial Statements

                                          BALCHEM CORPORATION
                                 Condensed Consolidated Balance Sheets
                            (In thousands, except share and per share data)
                                              (unaudited)

                                        Assets                       June 30, 2007   December 31, 2006
                                        ------                      ---------------  -----------------
Current assets:
    Cash and cash equivalents                                       $         5,312   $         5,189
    Accounts receivable                                                      23,629            11,578
    Inventories                                                              16,639             9,918
    Prepaid expenses and other                                                1,554             1,754
    Deferred income taxes                                                       463               416
    Other current assets                                                      2,605                --
                                                                    ---------------   ---------------
       Total current assets                                                  50,202            28,855

 Property, plant and equipment, net                                          39,986            31,313

 Goodwill                                                                    26,240            25,253
 Intangible assets with finite lives, net                                    35,250             6,912
 Other assets                                                                    62                --
                                                                    ---------------   ---------------
            Total assets                                            $       151,740   $        92,333
                                                                    ===============   ===============

                        Liabilities and Stockholders' Equity
                        ------------------------------------
Current liabilities:
    Trade accounts payable                                          $         8,765   $         3,010
    Accrued expenses                                                          8,331             3,696
    Customer deposits and other deferred revenue                                482             1,072
    Current portion of long-term debt                                         7,244                --
    Revolver borrowings                                                       2,695                --
    Dividends payable                                                            --             1,596
    Short-term payable                                                          966                --
    Income tax payable                                                          642               186
                                                                    ---------------   ---------------
       Total current liabilities                                             29,125             9,560

 Long-term debt                                                              30,292                --
 Deferred income taxes                                                        6,510             6,627
 Other long-term obligations                                                  1,231               784
                                                                    ---------------   ---------------
          Total liabilities                                                  67,158            16,971
                                                                    ---------------   ---------------

 Stockholders' equity:
    Preferred stock, $25 par value. Authorized 2,000,000
     shares; none issued and outstanding                                         --                --
    Common stock, $.0667 par value. Authorized 25,000,000 shares;
     17,872,870 shares issued and outstanding at June 30, 2007
     and 17,733,849  shares issued and outstanding
     at December 31, 2006                                                       797               788
   Additional paid-in capital                                                12,388            10,393
   Retained earnings                                                         71,203            63,988
   Accumulated other comprehensive income                                       194               193
                                                                    ---------------   ---------------
    Total stockholders' equity                                               84,582            75,362
                                                                    ---------------   ---------------

                                                                    ---------------   ---------------
         Total liabilities and stockholders' equity                 $       151,740   $        92,333
                                                                    ===============   ===============

See accompanying notes to condensed consolidated financial statements.

                                                  2

                                  BALCHEM CORPORATION
                     Condensed Consolidated Statements of Earnings
                         (In thousands, except per share data)
                                      (unaudited)


                                          Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                            2007        2006        2007        2006
                                          --------    --------    --------    --------
Net sales                                 $ 44,371    $ 25,100    $ 71,970    $ 49,697

Cost of sales                               32,189      16,300      50,047      32,675
                                          --------    --------    --------    --------

Gross profit                                12,182       8,800      21,923      17,022

Operating expenses:
    Selling expenses                         3,194       1,941       5,322       3,610
    Research and development expenses          615         486       1,184       1,012
    General and administrative expenses      1,584       1,503       3,286       3,061
                                          --------    --------    --------    --------
                                             5,393       3,930       9,792       7,683

                                          --------    --------    --------    --------
Earnings from operations                     6,789       4,870      12,131       9,339

Other expenses (income):
    Interest (income)                          (29)        (27)        (74)        (89)
    Interest expense                           527          84         611         170
    Other, net                                 (76)         --         (87)         --
                                          --------    --------    --------    --------

Earnings before income tax expense           6,367       4,813      11,681       9,258

    Income tax expense                       2,302       1,758       4,175       3,345
                                          --------    --------    --------    --------

Net earnings                              $  4,065    $  3,055    $  7,506    $  5,913
                                          ========    ========    ========    ========

Net earnings per common share - basic     $   0.23    $   0.18    $   0.42    $   0.34
                                          ========    ========    ========    ========

Net earnings per common share - diluted   $   0.22    $   0.17    $   0.41    $   0.32
                                          ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                                           3

                                  BALCHEM CORPORATION
                    Condensed Consolidated Statements of Cash Flows
                                     (In thousands)
                                      (unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                  2007        2006
                                                                                --------    --------
Cash flows from operating activities:
    Net earnings                                                                $  7,506    $  5,913

    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                              2,761       1,699
        Shares issued under employee benefit plans                                   235         208
        Deferred income taxes                                                       (164)         (2)
        Stock compensation expense                                                   784         524
        Provision for doubtful accounts                                               --           9
        Gain on sale of equipment                                                    (11)         --
        Other                                                                         10          --
            Changes in assets and liabilities net of effects of acquisitions:
              Accounts receivable                                                (10,174)       (628)
              Inventories                                                           (702)       (362)
              Prepaid expenses and other current assets                              218         317
              Income taxes                                                           458       1,042
              Customer deposits and other deferred revenue                          (590)       (652)
              Accounts payable and accrued expenses                                1,475      (1,486)
              Other long-term obligations                                            436          30
                                                                                --------    --------
                Net cash provided by operating activities                          2,242       6,612
                                                                                --------    --------

Cash flows from investing activities:
        Capital expenditures                                                      (1,807)       (598)
        Proceeds from sale of property, plant & equipment                             11          --
        Cash paid for intangible assets acquired                                     (84)        (76)
        Acquisition of assets                                                    (40,672)    (17,266)
                                                                                --------    --------
                Net cash used in investing activities                            (42,552)    (17,940)
                                                                                --------    --------

Cash flows from financing activities:
        Proceeds from long-term borrowings                                        38,946      10,000
        Proceeds from short-term obligations                                       3,554          --
        Principal payments on long-term debt                                      (1,450)     (8,500)
        Proceeds from stock options exercised                                        485         301
        Excess tax benefits from stock compensation                                  500         163
        Dividends paid                                                            (1,596)     (1,045)
        Other                                                                         --          (7)
                                                                                --------    --------
                Net cash provided by financing activities                         40,439         912
                                                                                --------    --------

Effect of exchange rate changes on cash                                               (6)         --

Increase (decrease) in cash and cash equivalents                                     123     (10,416)

Cash and cash equivalents beginning of period                                      5,189      12,996
                                                                                --------    --------
Cash and cash equivalents end of period                                         $  5,312    $  2,580
                                                                                ========    ========

See accompanying notes to condensed consolidated financial statements.

                                           4

                                             BALCHEM CORPORATION
                          Condensed Consolidated Statements of Comprehensive Income
                                            (Dollars in thousands)
                                                 (unaudited)

                                                                     Three Months Ended     Six Months Ended
                                                                           June 30,            June 30,
                                                                       2007       2006      2007       2006
                                                                      -------    -------   -------    -------
Net Earnings                                                          $ 4,065    $ 3,055     7,506    $ 5,913

Other comprehensive income, net of tax:

    Unfunded post retirement benefit plan - prior service cost
      and gain amortized during period                                     (3)        --        (7)        --

    Equity adjustment from translation                                      8         --         8         --
                                                                      -------    -------   -------    -------

Comprehensive income                                                  $ 4,070    $ 3,055     7,507    $ 5,913
                                                                      =======    =======   =======    =======

See accompanying notes to condensed consolidated financial statements.

                                                      5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2006 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2006. References in this report to "the Company" mean Balchem and/or its subsidiaries, BCP Ingredients, Inc., Balchem Minerals Corporation, and Balchem B.V., as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS' EQUITY
-----------------------------

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), which requires all share-based payments, including grants of stock options, to be recognized in the statement of earnings as an operating expense, based on their fair values. SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models that take into account the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption over the remaining requisite service period. The Company's results for the three and six months ended June 30, 2007 and 2006 reflected the following compensation cost as a result of adopting SFAS 123R and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

--------------------------------------------------------------------------------
                                              Three Months        Three Months
                                                 Ended                Ended
                                             June 30, 2007        June 30, 2006
--------------------------------------------------------------------------------
Cost of sales                               $             44    $            27
Operating expenses                                       348                235
Net earnings                                            (265)              (205)
Basic earnings per common share                        (0.01)             (0.01)
Diluted earnings per common share           $          (0.01)   $         (0.01)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                              Six Months           Six Months
                                                 Ended               Ended
                                             June 30, 2007        June 30, 2006
--------------------------------------------------------------------------------
Cost of sales                               $             87    $            54
Operating expenses                                       697                470
Net earnings                                            (534)              (459)
Basic earnings per common share                        (0.03)             (0.03)
Diluted earnings per common share           $          (0.03)   $         (0.03)
--------------------------------------------------------------------------------


As required by SFAS 123R, the Company has made an estimate of expected forfeitures, based on its historical experience, and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

Additionally, since adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $114 and $500 for the three and six months ended June 30, 2007, respectively, and by $67 and $163 for the three and six months ended June 30, 2006, respectively.


The Company's stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of June 30, 2007, the plans had 727,033 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2007 and 2006 is summarized below:

--------------------------------------------------------------------------------

                                                                      Weighted
                                        Weighted      Aggregate        Average
                                        Average       Intrinsic       Remaining
For the six months                      Exercise        Value        Contractual
ended June 30, 2007     Shares (000s)    Price         ($000s)          Term
--------------------------------------------------------------------------------
Outstanding as of
December 31, 2006            2,170    $      10.13   $     15,168
  Granted                        3           17.86
  Exercised                   (125)           3.87
  Expired                       --              --
  Forfeited                    (13)          14.01
--------------------------------------------------------------------------------
Outstanding as of
June 30, 2007                2,035    $      10.51   $     15,595          7.1
================================================================================
Exercisable as of
June 30, 2007                1,206    $       7.91   $     12,380          6.2
================================================================================

--------------------------------------------------------------------------------

                                                                      Weighted
                                        Weighted      Aggregate        Average
                                        Average       Intrinsic       Remaining
For the six months                      Exercise        Value        Contractual
ended June 30, 2006     Shares (000s)    Price         ($000s)          Term
--------------------------------------------------------------------------------
Outstanding as of
December 31, 2005            2,153    $       8.38   $     10,479
  Granted                       15           15.06
  Exercised                    (57)           5.30
  Expired                       --              --
  Forfeited                    (19)           9.37
--------------------------------------------------------------------------------
Outstanding as of
June 30, 2006                2,092    $       8.51   $     13,588          7.0
================================================================================
Exercisable as of
June 30, 2006                1,142    $       6.24   $     10,011          5.6
================================================================================

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.3% and 0.4%; expected volatilities of 27% and 26%; risk-free interest rates of 4.1% and 3.8%; and expected lives of 3.7 and
4.5 for the six months ended June 30, 2007 and 2006, respectively.

For the six months ended June 30, 2007 and 2006, the Company used a projected expected life for each award granted based on historical experience of employees' exercise behavior. For the six months ended June 30, 2007 and 2006, expected volatility is based on the Company's historical volatility levels. For the six months ended June 30, 2007 and 2006, dividend yields are based on the Company's historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Other information pertaining to option activity during the three and six months ended June 30, 2007 and 2006 was as follows:

----------------------------------------------------------------------------------------
                                                   Three Months Ended   Six Months Ended
                                                        June 30,            June 30,
                                                     2007     2006      2007       2006
----------------------------------------------------------------------------------------
Weighted-average fair value of options granted     $  6.47   $  3.59   $  6.47   $  3.50
Total intrinsic value of stock options exercised   $   312   $   187   $ 1,513   $   524
----------------------------------------------------------------------------------------

Non-vested restricted stock activity for the six months ended June 30, 2007 and 2006 is summarized below:

------------------------------------------------------------------------
                                                              Weighted
                                                            Average Grant
                                                              Date Fair
Six Months ended June 30, 2007               Shares (000s)      Value
------------------------------------------------------------------------
Non-vested balance as of December 31, 2006            113   $      16.40
Granted                                                 5          18.61
Vested                                                 --             --
Forfeited                                              --             --
Non-vested balance as of June 30, 2007                118   $      16.49
------------------------------------------------------------------------

------------------------------------------------------------------------
                                                              Weighted
                                                            Average Grant
                                                              Date Fair
Six Months ended June 30, 2006               Shares (000s)      Value
------------------------------------------------------------------------
Non-vested balance as of December 31, 2005             34   $      13.22
Granted                                                --             --
Vested                                                 --             --
Forfeited                                              --             --
Non-vested balance as of June 30, 2006                 34   $      13.22
------------------------------------------------------------------------

As of June 30, 2007 and 2006, there was $3,299 and $1,891, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2007, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. We estimate that share-based compensation expense for the year ended December 31, 2007 will be approximately $1,568.

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

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 772,461 shares at an average cost of $4.11 per share, none of which remained in treasury at December 31, 2004. In June 2005, the board of directors authorized another extension of the stock repurchase program for up to an additional 900,000 shares, over and above those 772,461 shares previously repurchased under the program. Under this extension, a total of 99,450 shares were purchased at an average cost of $12.05 per share, none of which remained in treasury at June 30, 2007. During the six months ended June 30, 2007, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - ACQUISITIONS
---------------------

Effective April 30, 2007, pursuant to an asset purchase agreement dated March 30, 2007 (the "Akzo Nobel Asset Purchase Agreement"), the Company, through its European subsidiary, Balchem B.V., completed an acquisition of the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy (the "Akzo Nobel Acquisition") for a provisional purchase price including acquisition costs of $9,066, subject to adjustment based on actual working capital and other adjustments.

The Akzo Nobel Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets at the date of acquisition. The preliminary allocation of the total purchase price, including acquisition costs, was based on the estimated fair values as of April 30, 2007. Adjustments to these estimates will be included in the allocation of the purchase price of the Akzo Nobel Acquisition upon settlement of any working capital or other adjustments. The preliminary purchase price has been allocated as follows (in thousands):

-----------------------------------------------------------------------------
                                                        Fair Value Recorded
                                                       in Purchase Accounting
-----------------------------------------------------------------------------

Property plant & equipment                                $       7,994
Short-term receivable                                             2,506
Inventories                                                       4,323
Goodwill                                                            965
Other                                                                83
Accounts payable and accrued expenses                            (8,258)
-----------------------------------------------------------------------------
         Total                                            $       7,613
=============================================================================

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

The Chinook Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets at the date of acquisition. The preliminary allocation of the total purchase price, including acquisition costs, was based on the estimated fair values as of March 16, 2007. Adjustments to these estimates will be included in the allocation of the purchase price of the Chinook Acquisition upon settlement of any working capital or other adjustments. The preliminary purchase price has been allocated as follows (in thousands):


----------------------------------------------------
                                Fair Value Recorded
                              in Purchase Accounting
----------------------------------------------------

Customer list                         $ 29,261
Inventory                                1,840
Short-term receivable                    1,850
Short-term obligation                     (870)
Other                                       73
----------------------------------------------------
         Total                        $ 32,154
----------------------------------------------------

The short-term receivable is included in other current assets.

Pro Forma Summary of Operations

The following unaudited pro forma information has been prepared as if the Chinook Acquisition had occurred on January 1, 2007 and does not include cost savings expected from the transaction. In addition to including the results of operations, the pro forma information gives effect primarily to changes in depreciation and amortization of tangible and intangible assets resulting from the acquisition.

The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the Chinook acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

---------------------------------------------------
                                       Pro Forma
                                   Six Months Ended
                                       June 30,
                                         2007
---------------------------------------------------

Net sales                             $   80,957
Net earnings                               7,978
Basic EPS                                    .45
Diluted EPS                                  .43
---------------------------------------------------

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

The CMC Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The allocation of the total purchase price, including acquisition costs, of CMC's net tangible and intangible assets was based on the estimated fair values as of February 8, 2006. Adjustments to these estimates have been included in the allocation of the purchase price of CMC upon settlement of any working capital or other adjustments. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The purchase price has been allocated as follows (in thousands):

-----------------------------------------------------------
                                       Fair Value Recorded
                                     in Purchase Accounting
-----------------------------------------------------------

Accounts receivable                        $    884
Inventory                                       552
Property, plant and equipment                 1,980
Current liabilities                            (388)
Other long-term liabilities                  (2,368)
Goodwill                                     11,925
Other intangible assets                       5,334
-----------------------------------------------------------
         Total                             $ 17,919
-----------------------------------------------------------

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

------------------------------------------------------------------
                                        Actual         Pro Forma
                                    June 30, 2007    June 30, 2006
------------------------------------------------------------------
Net sales                             $   71,970       $   50,431
Net earnings                               7,506            5,960
Basic EPS                                    .42              .34
Diluted EPS                                  .41              .33
------------------------------------------------------------------

NOTE 4 - INVENTORIES
--------------------

Inventories at June 30, 2007 and December 31, 2006 consisted of the following:

------------------------------------------------------------------
                                       June 30,       December 31,
                                         2007            2006
------------------------------------------------------------------

Raw materials                        $      5,512    $      4,264
Finished goods                             11,127           5,654
------------------------------------------------------------------
         Total inventories           $     16,639    $      9,918
------------------------------------------------------------------

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at June 30, 2007 and December 31, 2006 are summarized as follows:

------------------------------------------------------------------
                                         June 30,     December 31,
                                          2007           2006
------------------------------------------------------------------
Land                                   $     1,201   $        650
Building                                    12,467         11,640
Equipment                                   44,806         38,545
Construction in progress                     3,959          1,247
------------------------------------------------------------------
                                            62,433         52,082
Less: Accumulated depreciation              22,447         20,769
------------------------------------------------------------------
   Net property, plant and equipment   $    39,986   $     31,313
------------------------------------------------------------------

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

The Company had goodwill in the amount of $26,240 and $25,253 at June 30, 2007 and December 31, 2006, respectively, subject to the provisions of SFAS Nos. 141 and 142. At June 30, 2007, the increase in goodwill is primarily attributable to the cost in excess of net assets acquired of the Akzo Nobel Acquisition, as described in Note 3.

As of June 30, 2007 and December 31, 2006, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $37,221 and $7,799, respectively, less accumulated amortization of $1,971 and $887, respectively. At June 30, 2007, the increase in the gross carrying amount is primarily attributable to the customer list acquired as part of the Chinook Acquisition, as described in Note 3.

Identifiable intangible assets with finite lives at June 30, 2007 and December 31, 2006 are summarized as follows:

---------------------------------------------------------------------------------------------------------------
                                                  Gross                            Gross
                              Amortization      Carrying        Accumulated       Carrying        Accumulated
                                 Period         Amount at      Amortization at   Amount at        Amortization
                               (in years)        6/30/07          6/30/07         12/31/06        at 12/31/06
---------------------------------------------------------------------------------------------------------------
Customer lists                           10   $       34,149   $        1,472   $        4,888   $          497
Regulatory re-registration
costs                                    10               28               --               28               --
Patents & trade secrets               15-17            1,587              266            1,550              221
Trademarks & trade names                 17              878              121              876               94
Other                                     5              579              112              457               75
---------------------------------------------------------------------------------------------------------------
                                              $       37,221   $        1,971   $        7,799   $          887
---------------------------------------------------------------------------------------------------------------

Amortization of identifiable intangible assets was $1,084 for the first six months of 2007. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2007 is $1,743, approximately $3,473 in 2008, $3,468 in 2009, $3,463 per annum for
2010 and 2011 and $3,450 in 2012. At June 30, 2007, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangible assets with finite lives, net" in the Company's condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2007.

NOTE 7 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

----------------------------------------------------------------------------------------------------------
                                                              Net              Number of
                                                           Earnings             Shares           Per Share
           Three months ended June 30, 2007               (Numerator)        (Denominator)         Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                          $ 4,065           17,752,226           $.23

Effect of dilutive securities - stock options and
restricted stock                                                                 826,959
                                                                              ----------

Diluted EPS - Net earnings and weighted average common
shares outstanding and
effect of stock options
and restricted stock                                        $ 4,065           18,579,185           $.22
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
                                                              Net              Number of
                                                           Earnings             Shares           Per Share
           Three months ended June 30, 2006               (Numerator)        (Denominator)         Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                          $ 3,055           17,425,384            $.18

Effect of dilutive securities - stock options and
restricted stock                                                                 816,670
                                                                              ----------

Diluted EPS - Net earnings and weighted average
common shares outstanding and
effect of stock options
and restricted stock                                        $ 3,055           18,242,054            $.17
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
                                                              Net              Number of
                                                           Earnings             Shares           Per Share
           Six months ended June 30, 2007                 (Numerator)        (Denominator)         Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                          $ 7,506           17,724,581           $.42

Effect of dilutive securities - stock options and
restricted stock                                                                 762,434
                                                                              ----------

Diluted EPS - Net earnings and weighted average
common shares outstanding and
effect of stock options
and restricted stock                                        $ 7,506           18,487,015           $.41

----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                                              Net              Number of
                                                           Earnings             Shares           Per Share
           Six months ended June 30, 2006                 (Numerator)        (Denominator)         Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                          $ 5,913           17,409,662            $.34

Effect of dilutive securities - stock options and
restricted stock                                                                828,321
                                                                              ----------

Diluted EPS - Net earnings and weighted average common
shares outstanding and
effect of stock options
and restricted stock                                        $ 5,913           18,237,983            $.32
----------------------------------------------------------------------------------------------------------

The Company had stock options covering 286,900 and 491,325 shares at June 30, 2007 and 2006, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 8 - INCOME TAXES
---------------------

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements. The adoption of FIN 48 resulted in, as a cumulative effect, a non-cash charge, net of federal tax benefits, of $291, recorded as a reduction to beginning retained earnings. The charge before federal tax benefits was $411. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statement of operations. The total amount of accrued interest and penalties related to uncertain tax positions at January 1, 2007 was $89 and is included in other long-term obligations. All of our unrecognized tax benefits, if recognized in future periods, would impact the Company's effective tax rate. The Company remains open for examination by the IRS for 2003 through 2006. For most of its other significant tax jurisdictions (U.S. states), the Company's income tax returns are also open for examination for 2003 through 2006. There was not a significant change in our liabilities for unrecognized tax benefits during the six months ended June 30, 2007.

NOTE 9 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: specialty products, encapsulated / nutritional products and BCP Ingredients, its unencapsulated feed supplements segment.

Business Segment Net Sales:

-------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                          Six Months Ended
                                                    June 30,                                   June 30,
                                            2007                2006                   2007                2006
-------------------------------------------------------------------------------------------------------------------
Specialty Products                      $      8,367        $      8,009           $     16,428        $     15,960
Encapsulated/Nutritional Products             11,746              10,539                 23,246              20,328
BCP Ingredients                               24,258               6,552                 32,296              13,409
-------------------------------------------------------------------------------------------------------------------
Total                                   $     44,371        $     25,100           $     71,970        $     49,697
-------------------------------------------------------------------------------------------------------------------

Business Segment Earnings:

-------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                          Six Months Ended
                                                    June 30,                                   June 30,
                                            2007                2006                   2007                2006
-------------------------------------------------------------------------------------------------------------------
Specialty Products                      $     3,053         $     2,764            $     5,956         $     5,536
Encapsulated/Nutritional Products             1,213               1,013                  2,456               2,052
BCP Ingredients                               2,523               1,093                  3,719               1,751
Other expense                                  (422)                (57)                  (450)                (81)
-------------------------------------------------------------------------------------------------------------------
Earnings before income taxes
                                        $     6,367         $     4,813            $     11,681        $     9,258
-------------------------------------------------------------------------------------------------------------------

The following table summarizes domestic and foreign sales for the three and six months ended June 30, 2007 and June 30, 2006:

-------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                          Six Months Ended
                                                    June 30,                                   June 30,
                                            2007                2006                   2007                2006
-------------------------------------------------------------------------------------------------------------------
Domestic                                $      31,348       $     22,816           $     55,475        $     45,230
Foreign                                        13,023              2,284                 16,495               4,467
-------------------------------------------------------------------------------------------------------------------
Total                                   $      44,371       $     25,100           $     71,970        $     49,697
-------------------------------------------------------------------------------------------------------------------

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Cash paid during the six months ended June 30, 2007 and 2006 for income taxes and interest is as follows:

--------------------------------------------------------
                              Six months ended
                                   June 30,
                            2007                2006
--------------------------------------------------------

Income taxes           $       3,295       $       2,142
Interest               $         458       $         170
--------------------------------------------------------

Other supplemental non-cash transactions resulting from acquisitions are described in Notes 3 and 11.

NOTE 11 - LONG-TERM DEBT AND CREDIT AGREEMENTS
----------------------------------------------

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of $10,244 (the "European Term Loan"), the proceeds of which were used to fund the Akzo Nobel Acquisition (the "Akzo Nobel Acquisition"), as described in Note
3. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At June 30, 2007, this interest rate was 5.12%. The European Loan Agreement also provides for a short-term revolving credit facility of $2,732 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly. The Company has drawn down the European Revolving Facility as of June 30, 2007. The European Revolving Facility has a maturity date of May 1, 2008. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $29,000 (the "New Term Loan"), the proceeds of which were used to fund the Chinook acquisition (the "Chinook Acquisition"), as described in Note 3. The New Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the New Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The New Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At June 30, 2007, this interest rate was 6.32%. The New Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "New Revolving Facility"). The New Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility has a maturity date of May 31, 2009. Management believes that such facility will be renewed in the normal course of business.

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

Net periodic benefit cost for such retirement medical plan for the six months ended June 30, 2007 and June 30, 2006 was as follows:

------------------------------------------------------------
                                          2007        2006
------------------------------------------------------------
Service Cost                            $     15    $     14
Interest Cost                                 20          19
Expected return on plan assets                --          --
Amortization of transition obligation         --          --
Amortization of prior service cost            (9)         (9)
Amortization of (gain) or loss                (2)         (1)
------------------------------------------------------------
Net periodic benefit cost               $     24    $     23
------------------------------------------------------------

The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

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

Encapsulated / Nutritional Products
-----------------------------------

The encapsulated / nutritional products segment provides microencapsulation, granulation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, nutritional supplements and animal nutrition. We also market human grade choline nutrient products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Our portfolio of granulated calcium carbonate products are primarily used in, or in conjunction with, novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies in the United States.

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

We sell products for all three segments through our own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings for the six months ended June 30, 2007 and June 30, 2006 (in thousands):

Business Segment Net Sales:
-------------------------------------------------------------------------
                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                               2007        2006         2007        2006
-------------------------------------------------------------------------
Specialty Products           $  8,367    $  8,009    $ 16,428    $ 15,960
Encap/Nutritional Products     11,746      10,539      23,246      20,328
BCP Ingredients                24,258       6,552      32,296      13,409
-------------------------------------------------------------------------
Total                        $ 44,371    $ 25,100    $ 71,970    $ 49,697
-------------------------------------------------------------------------

Business Segment Earnings:
-------------------------------------------------------------------------
                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                               2007        2006         2007        2006
-------------------------------------------------------------------------
Specialty Products           $  3,053    $  2,764    $  5,956    $  5,536
Encap/Nutritional Products      1,213       1,013       2,456       2,052
BCP Ingredients                 2,523       1,093       3,719       1,751
Other expense                    (422)        (57)       (450)        (81)
-------------------------------------------------------------------------
Earnings bef. income taxes   $  6,367    $  4,813    $ 11,681    $  9,258
-------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
                              ---------------------

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Net Sales
---------

Net sales for the three months ended June 30, 2007 were $44,371 compared with $25,100 for the three months ended June 30, 2006, an increase of $19,271 or 76.8%. Net sales for the specialty products segment were $8,367 for the three months ended June 30, 2007 compared with $8,009 for the three months ended June 30, 2006, an increase of $358 or 4.5%. This increase was principally due to an increase in sales volume, along with modest price increases for our ethylene oxide products for medical device sterilization. Net sales for the encapsulated / nutritional products segment were $11,746 for the three months ended June 30, 2007 compared with $10,539 for the three months ended June 30, 2006, an increase of $1,207 or 11.5%. This result was driven principally by increased global sales of human nutritional and choline products, and includes $300 from the Akzo Nobel Acquisition, as described in Note 3. Sales of REASHURE(R) and Niashure, our specialty animal nutrition and health products targeted for ruminant animals, and increases in the companion animal market also contributed to this growth. Net sales of $24,258 were realized for the three months ended June 30, 2007 for the BCP Ingredients (unencapsulated feed supplements) segment, as compared with $6,552 for the three months ended June 30, 2006, an increase of $17,706 or 270.2%. This result reflects sales from the customer list acquisition of Chinook Group Limited ("Chinook"), as described in Note 3, as well as sales from the Akzo Nobel Acquisition. The Chinook and Akzo Nobel acquisitions contributed approximately $9,500 and $6,700 of the revenue increase in this segment, respectively. The remaining increase was due to increased volumes sold in the core dry choline, aqueous choline, and specialty industrial product lines.

Gross Margin
------------

Gross margin for the three months ended June 30, 2007 increased to $12,182 compared to $8,800 for the three months ended June 30, 2006, an increase of $3,382 or 38.4%, due largely to the above-noted increase in sales. Gross margin percentage for the three months ended June 30, 2007 was 27.5% compared to 35.1% for the three months ended June 30, 2006. This decrease in gross margin percentage reflects the initial impact of the acquisitions in the animal grade choline business, which carry lower gross margins and was also a result of higher raw material and fuel costs. Gross margin dollars for the specialty products segment increased 9.7% as increases in sales volume and modest sales price increases were partially offset by higher raw material prices. Gross margin dollars in the encapsulated / nutritional products segment increased 10% as margins were favorably affected by increased volumes sold in the human choline markets and specialty animal nutrition and health products. Gross margin dollars for BCP Ingredients increased 219% and was favorably affected by increased sales volumes and improved productivity.

Operating Expenses
------------------

Operating expenses for the three months ended June 30, 2007 were $5,393 compared to $3,930 for the three months ended June 30, 2006, an increase of $1,463 or 37.2%. This $1,463 increase was due primarily to $732 of additional amortization expense, plus sales and technical personnel expense associated with the Chinook and Akzo Nobel acquisitions. We also incurred approximately $200 of commercial development expenses toward our pharmaceutical market initiatives in the quarter. With these increases, operating expenses were 12.2% of sales or 3.5 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable quarter. During the three months ended June 30, 2007 and 2006, the Company spent $615 and $486, respectively, on research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both human and animal health.

Earnings From Operations
------------------------

Primarily as a result of the above-noted increase in sales, earnings from operations for the three months ended June 30, 2007 were $6,789 as compared to $4,870 for the three months ended June 30, 2006.

Other expenses (income)
-----------------------

Interest income for the three months ended June 30, 2007 totaled $29 as compared to $27 for the three months ended June 30, 2006. Interest expense was $527 for the three months ended June 30, 2007 compared to $84 for the three months ended June 30, 2006. This increase is attributable to the increase in average current and long-term debt resulting from the aforementioned Chinook and Akzo Nobel acquisitions. Other income of $76 for the three months ended June 30, 2007 is the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar.

Income Tax Expense
------------------

The Company's effective tax rate for the three months ended June 30, 2007 and 2006 was 36.2% and 36.5%, respectively. This decrease in the effective tax rate is primarily attributable to a domestic manufacturer's deduction, partially offset by proportionately higher earnings in jurisdictions with higher tax rates.

Net earnings
------------

Primarily as a result of the above-noted increase in sales, net earnings were $4,065 for the three months ended June 30, 2007 as compared with $3,055 for the three months ended June 30, 2006, an increase of 33.1%.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Net Sales
---------

Net sales for the six months ended June 30, 2007 were $71,970 compared with $49,697 for the six months ended June 30, 2006, an increase of $22,273 or 44.8%. Net sales for the specialty products segment were $16,428 for the six months ended June 30, 2007 compared with $15,960 for the six months ended June 30, 2006, an increase of $468 or 2.9%. This increase was principally due to an increase in sales volume along with modest price increases for our ethylene oxide products for medical device sterilization partially offset by a decline in sales of propylene oxide for starch processing. Net sales for the encapsulated / nutritional products segment were $23,246 for the six months ended June 30, 2007 compared with $20,328 for the six months ended June 30, 2006, an increase of $2,918 or 14.4%. This increase was due principally to increased volumes sold in the human choline markets partially offset by slowness in sales of calcium products into the over-the-counter pharmaceutical markets. Sales of REASHURE(R), Niashure and Chelated Minerals, our specialty animal nutrition and health products targeted for ruminant animals, and increases in the companion animal market also contributed to this growth. Net sales of $32,296 were realized for the six months ended June 30, 2007 for the BCP Ingredients (unencapsulated feed supplements) segment, as compared with $13,409 for the six months ended June 30, 2006, an increase of $18,887 or 140.9%. This result reflects sales from the customer list acquisition of Chinook as well as sales from the Akzo Nobel Acquisition. This increase was also due to increased volumes sold in dry and aqueous choline, and choline derivatives, along with modest price increases in all product lines.

Gross Margin
------------

Gross margin for the six months ended June 30, 2007 increased to $21,923 compared to $17,022 for the six months ended June 30, 2006, an increase of $4,901 or 28.8%, due largely to the above-noted increase in sales. Gross margin percentage for the six months ended June 30, 2007 was 30.5% compared to 34.3% for the six months ended June 30, 2006. This decrease in gross margin percentage reflects the initial impact of the acquisitions in the animal grade choline business, which carry lower gross margins and was also a result of higher raw material and fuel costs. Gross margin dollars for the specialty products segment increased 8.0% due to improved productivity, resulting from increases in sales volume, and modest increases in average selling price. These increases were partially offset by higher raw material prices. Gross margin dollars in the encapsulated / nutritional products segment increased 14.2% as margins were favorably affected by increased volumes sold in the human choline markets and specialty animal nutrition and health products, as described above. Gross margin dollars for BCP Ingredients increased 165.3% and was favorably affected by increased sales volumes and improved productivity.

Operating Expenses
------------------

Operating expenses for the six months ended June 30, 2007 were $9,792 compared to $7,683 for the six months ended June 30, 2006, an increase of $2,109 or 27.5%. This $2,109 dollar increase was due primarily to additional amortization expense, plus sales and technical personnel expense associated with the Chinook and Akzo Nobel acquisitions. With these increases, operating expenses were 13.6% of sales or
1.9 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable period. During the six months ended June 30, 2007 and 2006, the Company spent $1,184 and $1,012, respectively, on research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both human and animal health.

Earnings From Operations
------------------------

Primarily as a result of the above-noted increase in sales, earnings from operations for the six months ended June 30, 2007 were $12,131 as compared to $9,339 for the six months ended June 30, 2006.

Other expenses (income)
-----------------------

Interest income for the six months ended June 30, 2007 totaled $74 as compared to $89 for the six months ended June 30, 2006. This decrease is attributable to the decrease in the average total cash balance. Interest expense was $611 for the six months ended June 30, 2007 compared to $170 for the six months ended June 30, 2006. This increase is attributable to the increase in average current and long-term debt resulting from the aforementioned Chinook and Akzo Nobel acquisitions. Other income of $76 for the six months ended June 30, 2007 is the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar.

Income Tax Expense
------------------

The Company's effective tax rate for the six months ended June 30, 2007 and 2006 was 35.7% and 36.1%, respectively. This decrease in the effective tax rate is primarily attributable to a domestic manufacturer's deduction, partially offset by proportionately higher earnings in jurisdictions with higher tax rates.

Net earnings
------------

Primarily as a result of the above-noted increase in sales, net earnings were $7,506 for the six months ended June 30, 2007 as compared with $5,913 for the six months ended June 30, 2006, an increase of 26.9%.

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


As a result of the adoption of FIN 48 on January 1, 2007, we have a liability for uncertain tax positions of $291. We are unable to reasonably estimate the amount or timing of payments for this liability, if any. Other than the adoption of FIN 48, there have been no significant changes to the Contractual Obligations table, which was included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Cash
----

Cash and cash equivalents increased to $5,312 at June 30, 2007 from $5,189 at December 31, 2006. Working capital amounted to $21,077 at June 30, 2007 as compared to $19,295 at December 31, 2006, an increase of $1,782.

Operating Activities
--------------------

Cash flows from operating activities provided $2,242 for the six months ended June 30, 2007 compared to $6,612 for the six months ended June 30, 2006. The decrease in cash flows from operating activities was primarily due to increases in accounts receivable and inventories, a result of our reflecting approximately two months' activity from our recently acquired Akzo Nobel Methylamines and Choline business, which contributed approximately $6,700 of revenue in the second quarter, and it also reflects a full quarter of the Chinook customer list acquisition, which was completed in March 2007 which contributed $9,500 in the second quarter. This decrease was partially offset by an increase in net earnings, depreciation and amortization expense.

Investing Activities
--------------------

Capital expenditures were $1,807 for the six months ended June 30, 2007 compared to $598 for the six months ended June 30, 2006. Cash paid for the acquisition of certain business assets of Chinook Global Limited and the Akzo Nobel Methylamines and Choline business was $40,672.

Financing Activities
--------------------

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 772,461 shares at an average cost of $4.11 per share, none of which remained in treasury at December 31, 2004. In June 2005, the board of directors authorized another extension of the stock repurchase program for up to an additional 900,000 shares, over and above those 772,461 shares previously repurchased under the program. Under this extension, a total of 99,450 shares were purchased at an average cost of $12.05 per share, none of which remained in treasury at June 30, 2007. During the six months ended June 30, 2007, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of $10,244 (the "European Term Loan"), the proceeds of which were used to fund the Akzo Nobel Acquisition (the "Akzo Nobel Acquisition"), as described in Note
3. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At June 30, 2007, this interest rate was 5.12%. The European Loan Agreement also provides for a short-term revolving credit facility of $2,732 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly. The Company has drawn down the European Revolving Facility as of June 30, 2007. The European Revolving Facility has a maturity date of May 1, 2008. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a new Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $29,000 (the "New Term Loan"), the proceeds of which were used to fund the Chinook acquisition (the "Chinook Acquisition"), as described in Note 3. The New Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the New Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The New Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At June 30, 2007, this interest rate was 6.32%. The New Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "New Revolving Facility"). The New Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility has a maturity date of May 31, 2009. Management believes that such facility will be renewed in the normal course of business.

On February 6, 2006, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $10,000 (the "Term Loan"), the proceeds of which were used to fund the CMC acquisition (the "CMC Acquisition"), as described in Note 3, in part. The remaining balance of the purchase price of the CMC Acquisition was funded through Balchem's cash on hand. The Company repaid in full the $10,000 of principal under the Term Loan in 2006.

Proceeds from stock options exercised totaled $485 and $301 for the six months ended June 30, 2007 and 2006, respectively. Dividend payments were $1,596 and $1,045 for the six months ended June 30, 2007 and 2006, respectively.

Other Matters Impacting Liquidity
---------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company's balance sheet as of June 30, 2007 for this obligation is $762. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

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

Other than the aforementioned adoption of FIN 48, there were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2006 Annual Report on Form 10-K, during the six months ended June 30, 2007.

Related Party Transactions
--------------------------

The Company was not engaged in related party transactions during the six months ended June 30, 2007 and all transactions of the Company during such period were at arms length.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. Accordingly, we believe we have limited exposure to market risk for changes in interest rates. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of June 30, 2007, the Company's borrowings were under a bank term loan bearing interest at LIBOR plus 1.00%, a second bank term loan bearing interest at EURIBOR plus 1.00%, and a revolving line of credit bearing interest at EURIBOR plus 1.25%. A 100 basis point increase or decrease in interest rates, applied to the Company's borrowings at June 30, 2007, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $402. The Company believes that its business operations are not exposed in any material respect to market risk relating to foreign currency exchange risk or commodity price risk.

Item 4.      Controls and Procedures

  (a) Evaluation of Disclosure Controls and Procedures

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company's disclosure controls and procedures (including its internal controls and procedures.

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

Item 4.      Submission of Matters to a Vote of Security Holders.

On June 15, 2007, the Company held its Annual Meeting of stockholders. The following actions were voted upon at the meeting:

1. The following individuals were elected Class 1 directors to serve until the annual meeting of stockholders in 2010 and until the election and qualification of their respective successors. A total of 16,281,534 shares were represented in person or by proxy at the Annual Meeting. The number of shares that were voted for, and that were withheld from, each of the director nominees is as follows:

      Director                             For            Votes Withheld
      Dino A. Rossi                    15,874,422             407,112
      Dr. Elaine R. Wedral             16,041,922             239,612

The terms of our other directors, Mr. Hoyt Ammidon, Jr., Mr. Edward L. McMillan, Dr. John Y. Televantos and Mr. Kenneth P. Mitchell continued after the annual meeting.

2. The shareholders approved the appointment of McGladrey & Pullen, LLP as the Company's independent registered public accounting firm for the 2007 fiscal year by a vote of 16,200,910 in favor, and 12,419 against, and 68,205 stockholders abstained.

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


Date: August 9, 2007

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