Form 10-Q
period 2007-09-30
BALCHEM CORP
filed 2007-11-09
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)     Quarterly Report Pursuant to Section 13 or 15(d) of
   |X|                  the Securities Exchange Act of 1934

                For The Quarterly Period Ended September 30, 2007

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

                                                                  Yes |_| No |X|

As of November 5, 2007 the registrant had 17,965,215 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1.  Financial Statements

                                  BALCHEM CORPORATION
                         Condensed Consolidated Balance Sheets
                    (In thousands, except share and per share data)
                                      (unaudited)

                                 Assets                                      September 30,   December 31,
                                                                                 2007           2006
                                                                             -------------   ------------
Current assets:
     Cash and cash equivalents                                               $       5,501   $      5,189
     Accounts receivable                                                            27,395         11,578
     Inventories                                                                    14,995          9,918
     Prepaid expenses and other                                                      1,102          1,754
     Deferred income taxes                                                             459            416
     Other current assets                                                            3,607             --
                                                                             -------------   ------------
           Total current assets                                                     53,059         28,855

Property, plant and equipment, net                                                  40,762         31,313

Goodwill                                                                            26,264         25,253
Intangible assets with finite lives, net                                            34,346          6,912
Other assets                                                                            60             --
                                                                             -------------   ------------
               Total assets                                                  $     154,491   $     92,333
                                                                             =============   ============

                     Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                                                  $       6,561   $      3,010
     Accrued expenses                                                               11,367          3,696
     Customer deposits and other deferred revenue                                      264          1,072
     Current portion of long-term debt                                               7,329             --
     Revolver borrowings                                                             2,854             --
     Dividends payable                                                                  --          1,596
     Income tax payable                                                              2,306            186
                                                                             -------------   ------------
           Total current liabilities                                                30,681          9,560
                                                                             -------------   ------------

Long-term debt                                                                      26,465             --
Deferred income taxes                                                                6,295          6,627
Other long-term obligations                                                          1,201            784
                                                                             -------------   ------------
               Total liabilities                                                    64,642         16,971
                                                                             -------------   ------------

Stockholders' equity:
  Preferred stock, $25 par value. Authorized 2,000,000
     shares; none issued and outstanding                                                --             --
  Common stock, $.0667 par value. Authorized 25,000,000 shares;
     17,916,417 shares issued and outstanding at September 30, 2007 and
     17,733,849 shares issued and outstanding  at December 31, 2006                    800            788
  Additional paid-in capital                                                        13,199         10,393
  Retained earnings                                                                 75,660         63,988
  Accumulated other comprehensive income                                               190            193
                                                                             -------------   ------------
     Total stockholders' equity                                                     89,849         75,362
                                                                             -------------   ------------

                                                                             -------------   ------------
           Total liabilities and stockholders' equity                        $     154,491   $     92,333
                                                                             =============   ============

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (unaudited)

                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                              2007          2006            2007           2006
                                           -----------   -----------     -----------   ------------
Net sales                                  $    50,498   $    25,122     $   122,468   $     74,819

Cost of sales                                   37,889        16,449          87,936         49,124
                                           -----------   -----------     -----------   ------------

Gross profit                                    12,609         8,673          34,532         25,695

Operating expenses:
   Selling expenses                              3,176         1,683           8,498          5,293
   Research and development expenses               613           549           1,797          1,561
   General and administrative expenses           1,627         1,460           4,913          4,521
                                           -----------   -----------     -----------   ------------
                                                 5,416         3,692          15,208         11,375

                                           -----------   -----------     -----------   ------------
Earnings from operations                         7,193         4,981          19,324         14,320

Other expenses (income):
   Interest (income)                               (96)          (13)           (170)          (102)
   Interest expense                                672            16           1,283            186
   Other, net                                     (155)           --            (242)            --
                                           -----------   -----------     -----------   ------------

Earnings before income tax expense               6,772         4,978          18,453         14,236

   Income tax expense                            2,315         1,827           6,490          5,172
                                           -----------   -----------     -----------   ------------

Net earnings                               $     4,457   $     3,151     $    11,963   $      9,064
                                           ===========   ===========     ===========   ============

Net earnings per common share - basic      $      0.25   $      0.18     $      0.67   $       0.52
                                           ===========   ===========     ===========   ============

Net earnings per common share - diluted    $      0.24   $      0.17     $      0.65   $       0.50
                                           ===========   ===========     ===========   ============

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            2007          2006
                                                                         ----------    ----------
Cash flows from operating activities:
    Net earnings                                                         $   11,963    $    9,064

    Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                           4,615         2,573
      Foreign currency transaction gain                                        (125)           --
      Shares issued under employee benefit plans                                306           281
      Deferred income taxes                                                    (375)          (11)
      Stock compensation expense                                              1,176           786
      Provision for doubtful accounts                                            --            23
      Gain on sale of equipment                                                 (11)           --
      Other                                                                      20            --
          Changes in assets and liabilities net of
          effects of acquisitions:
           Accounts receivable                                              (13,475)          215
           Inventories                                                        1,082           376
           Prepaid expenses and other current assets                           (135)        1,074
           Income taxes                                                       2,103         1,125
           Customer deposits and other deferred revenue                        (808)         (916)
           Accounts payable and accrued expenses                              1,678          (318)
           Other long-term obligations                                          395            41
                                                                         ----------    ----------
                 Net cash provided by operating activities                    8,409        14,313
                                                                         ----------    ----------

Cash flows from investing activities:
    Capital expenditures                                                     (3,005)       (1,235)
    Proceeds from sale of property, plant & equipment                            11            --
    Cash paid for intangible assets acquired                                   (149)          (71)
    Acquisition of assets                                                   (40,640)      (22,772)
                                                                         ----------    ----------
                 Net cash used in investing activities                      (43,783)      (24,078)
                                                                         ----------    ----------

Cash flows from financing activities:
    Proceeds from long-term borrowings                                       38,946        10,000
    Proceeds from short-term obligations                                      3,554            --
    Repayment of short-term obligations                                        (870)           --
    Principal payments on long-term debt                                     (5,768)      (10,000)
    Proceeds from stock options exercised                                       752           321
    Excess tax benefits from stock compensation                                 584           163
    Dividends paid                                                           (1,596)       (1,045)
    Other                                                                        --           (10)
                                                                         ----------    ----------
                 Net cash provided by (used in) financing activities         35,602          (571)
                                                                         ----------    ----------

Effect of exchange rate changes on cash                                          84            --

Increase (decrease) in cash and cash equivalents                                312       (10,336)

Cash and cash equivalents beginning of period                                 5,189        12,996
                                                                         ----------    ----------
Cash and cash equivalents end of period                                  $    5,501    $    2,660
                                                                         ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
            Condensed Consolidated Statements of Comprehensive Income
                                  (In thousands)
                                   (unaudited)

                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                              2007        2006        2007        2006
                                                            --------    --------    --------    --------
Net earnings                                                $  4,457    $  3,151    $ 11,963    $  9,064

Other comprehensive income, net of tax:

    Unfunded post retirement benefit plan -
     prior service cost and gain  amortized during period         (3)         --         (10)         --

    Equity adjustment from translation                            (1)         --           7          --
                                                            --------    --------    --------    --------

Comprehensive income                                        $  4,453    $  3,151    $ 11,960    $  9,064
                                                            ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2006 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2006. References in this report to the "Company" mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including BCP Ingredients, Inc., Balchem Minerals Corporation, and Balchem B.V., on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS' EQUITY
-----------------------------

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), which requires all share-based payments, including grants of stock options, to be recognized in the statement of earnings as an operating expense, based on their fair values. SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models that take into account the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption over the remaining requisite service period. The Company's results for the three and nine months ended September 30, 2007 and 2006 reflected the following compensation cost as a result of adopting SFAS 123R and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

-------------------------------------------------------------------------------
                                                Three Months      Three Months
                                                    Ended            Ended
                                                September 30,    September 30,
                                                    2007              2006
-------------------------------------------------------------------------------
Cost of sales                                   $          44    $           27
Operating expenses                                        348               235
Net earnings                                             (267)             (206)
Basic earnings per common share                         (0.01)            (0.01)
Diluted earnings per common share               $       (0.01)   $        (0.01)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                 Nine Months      Nine Months
                                                    Ended            Ended
                                                September 30,    September 30,
                                                    2007              2006
-------------------------------------------------------------------------------
Cost of sales                                   $         131    $           81
Operating expenses                                      1,045               705
Net earnings                                             (801)             (665)
Basic earnings per common share                         (0.05)            (0.04)
Diluted earnings per common share               $       (0.04)   $        (0.04)
-------------------------------------------------------------------------------

As required by SFAS 123R, the Company has made an estimate of expected forfeitures, based on its historical experience, and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

Additionally, since adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $83 and $584 for the three and nine months ended September 30, 2007, respectively, and by $-0- and $163 for the three and nine months ended September 30, 2006, respectively.

The Company's stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2007, the plans had 720,153 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2007 and 2006 is summarized below:

----------------------------------------------------------------------------------------------------------
                                                                                                Weighted
                                                                  Weighted       Aggregate       Average
                                                                   Average       Intrinsic      Remaining
For the nine months ended                                         Exercise         Value       Contractual
September 30, 2007                               Shares (000s)      Price         ($000s)         Term
----------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 2006                      2,170    $   10.13     $    15,168
  Granted                                                   10        18.00
  Exercised                                               (160)        4.70
  Expired                                                   --           --
  Forfeited                                                (13)       14.01
----------------------------------------------------------------------------------------------------------
Outstanding as of September 30, 2007                     2,007    $   10.58     $    19,726            6.9
==========================================================================================================
Exercisable as of September 30, 2007                     1,490    $    8.70     $    17,441            6.3
==========================================================================================================

----------------------------------------------------------------------------------------------------------
                                                                                                Weighted
                                                                  Weighted       Aggregate       Average
                                                                   Average       Intrinsic      Remaining
For the nine months ended                                         Exercise         Value       Contractual
September 30, 2006                               Shares (000s)      Price         ($000s)         Term
----------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 2005                      2,153    $    8.38     $    10,479
  Granted                                                   15        15.06
  Exercised                                                (64)        4.98
  Expired                                                   --           --
  Forfeited                                                (21)        9.64
----------------------------------------------------------------------------------------------------------
Outstanding as of September 30, 2006                     2,083    $    8.53     $     9,720            6.8
==========================================================================================================
Exercisable as of September 30, 2006                     1,366    $    7.02     $     8,430            5.9
==========================================================================================================

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.3% and 0.4%; expected volatilities of 27% and 26%; risk-free interest rates of 4.2% and 3.8%; and expected lives of 3.7 and 4.5, in each case for the nine months ended September 30, 2007 and 2006, respectively.

The Company used a projected expected life for each award granted based on historical experience of employees' exercise behavior. Expected volatility is based on the Company's historical volatility levels. Dividend yields are based on the Company's historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Other information pertaining to option activity during the three and nine months ended September 30, 2007 and 2006 was as follows:

------------------------------------------------------------------------------------------------------
                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                         2007        2006          2007        2006
------------------------------------------------------------------------------------------------------
Weighted-average fair value of options granted        $     6.44  $      N/A    $     6.44  $     3.50
Total intrinsic value of stock options exercised      $      424  $       89    $    1,936  $      613
------------------------------------------------------------------------------------------------------

Non-vested restricted stock activity for the nine months ended September 30, 2007 and 2006 is summarized below:

--------------------------------------------------------------------------------
                                                                       Weighted
                                                                       Average
                                                                        Grant
                                                                      Date Fair
Nine Months ended September 30, 2007                Shares (000s)       Value
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2006                    113     $    16.40
Granted                                                         5          18.61
Vested                                                         --             --
Forfeited                                                      --             --
Non-vested balance as of September 30, 2007                   118     $    16.49
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                       Weighted
                                                                       Average
                                                                        Grant
                                                                      Date Fair
Nine Months ended September 30, 2006                Shares (000s)       Value
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2005                     34     $    13.22
Granted                                                        --             --
Vested                                                         --             --
Forfeited                                                      --             --
Non-vested balance as of September 30, 2006                    34     $    13.22
--------------------------------------------------------------------------------

As of September 30, 2007 and 2006, there was $2,946 and $1,625, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2007, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. We estimate that share-based compensation expense for the year ended December 31, 2007 will be approximately $1,576.

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

In June 1999, the Board of Directors of the Company authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 1,158,692 shares at an average cost of $2.74 per share, none of which remained in treasury at December 31, 2004. In June 2005, the board of directors authorized another extension of the stock repurchase program for up to an additional 1,350,000 shares, over and above those 1,158,692 shares previously repurchased under the program. Under this extension, a total of 149,175 shares were purchased at an average cost of $8.03 per share, none of which remained in treasury at September 30, 2007. During the nine months ended September 30, 2007, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - ACQUISITIONS
---------------------

Akzo Nobel Acquisition
----------------------

Effective April 30, 2007, pursuant to an asset purchase agreement dated March 30, 2007 (the "Akzo Nobel Asset Purchase Agreement"), the Company, through its European subsidiary, Balchem B.V., completed an acquisition of the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy (the "Akzo Nobel Acquisition") for a provisional purchase price including acquisition costs of $9,067, subject to adjustment based on actual working capital and other adjustments.

The Akzo Nobel Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets at the date of acquisition. The preliminary allocation of the total purchase price, including acquisition costs, was based on the estimated fair values as of April 30, 2007. Adjustments to these estimates will be included in the allocation of the purchase price of the Akzo Nobel Acquisition upon settlement of any working capital or other adjustments. The preliminary purchase price has been allocated as follows:

--------------------------------------------------------------------------------
                                                       Fair Value Recorded
                                                      in Purchase Accounting
--------------------------------------------------------------------------------
Property plant & equipment                               $            7,994
Short-term receivable                                                 2,506
Inventories                                                           4,323
Goodwill                                                                990
Other                                                                    83
Accounts payable and accrued expenses                                (8,258)
--------------------------------------------------------------------------------
         Total                                           $            7,638
================================================================================

Chinook Acquisition
-------------------

On March 16, 2007, the Company, through its wholly-owned subsidiary BCP Ingredients, Inc. ("BCP"), entered into an asset purchase agreement (the "Asset Purchase Agreement") with Chinook Global Limited ("Chinook"), a privately held Ontario corporation, pursuant to which BCP acquired certain of Chinook's choline chloride business assets (the "Chinook Acquisition") for a purchase price of approximately $29,000, plus the value of certain product inventories of approximately $1,840. The acquisition closed effective the same date.

The Chinook Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets at the date of acquisition. The preliminary allocation of the total purchase price, including acquisition costs, was based on the estimated fair values as of March 16, 2007. Adjustments to these estimates will be included in the allocation of the purchase price of the Chinook Acquisition upon settlement of any working capital or other adjustments. The preliminary purchase price has been allocated as follows:

-----------------------------------------------------
                                 Fair Value Recorded
                               in Purchase Accounting
-----------------------------------------------------
Customer list                              $   29,262
Inventory                                       1,840
Short-term receivable                           1,850
Short-term obligation                            (870)
Other                                              73
-----------------------------------------------------
         Total                             $   32,155
-----------------------------------------------------

The short-term receivable was included in other current assets.

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

--------------------------------------------------
                                    Pro Forma
                                Nine Months Ended
                                  September 30,
                                       2007
--------------------------------------------------
Net sales                       $          131,455
Net earnings                                12,439
Basic EPS                                      .70
Diluted EPS                                    .67
==================================================

St. Gabriel Acquisition
-----------------------

Effective August 24, 2006, pursuant to an asset purchase agreement of the same date, the Company, through its wholly owned subsidiaries BCP and BCP St. Gabriel, acquired from BioAdditives, LLC, CMB Additives, LLC and CMB Realty of Louisiana (the "St. Gabriel Sellers") an animal feed grade aqueous choline chloride manufacturing facility and related assets located in St. Gabriel, Louisiana (the "St. Gabriel Acquisition"). The Company also acquired the St. Gabriel Sellers' remaining interest in a land lease (approximately 21 years) relating to the realty upon which the acquired facility and related assets are located. The acquisition was funded through the Company's cash reserves. In February 2007, the facility was placed in service.

CMC Acquisition
---------------

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

The CMC Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The allocation of the total purchase price, including acquisition costs, of CMC's net tangible and intangible assets was based on the estimated fair values as of February 8, 2006. Adjustments to these estimates have been included in the allocation of the purchase price of CMC upon settlement of any working capital or other adjustments. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The purchase price has been allocated as follows:

------------------------------------------------
                             Fair Value Recorded
                                 in Purchase
                                 Accounting
------------------------------------------------
Accounts receivable               $    884
Inventory                              552
Property, plant and equipment        1,980
Current liabilities                   (388)
Other long-term liabilities         (2,368)
Goodwill                            11,925
Other intangible assets              5,334
------------------------------------------------
         Total                    $ 17,919
================================================

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

----------------------------------------------------------------
                                    Actual           Pro Forma
                                  Nine Months       Nine Months
                                     Ended             Ended
                                 September 30,     September 30,
                                     2007              2006
----------------------------------------------------------------
Net sales                        $     122,468     $      75,553
Net earnings                            11,963             9,078
Basic EPS                                  .67               .52
Diluted EPS                                .65               .50
================================================================

NOTE 4 - INVENTORIES
--------------------

Inventories at September 30, 2007 and December 31, 2006 consisted of the following:

----------------------------------------------------------------
                                   September 30,    December 31,
                                       2007            2006
----------------------------------------------------------------
Raw materials                      $       6,380    $      4,264
Work in progress                             225             143
Finished goods                             8,390           5,511
----------------------------------------------------------------
         Total inventories         $      14,995    $      9,918
================================================================

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at September 30, 2007 and December 31, 2006 are summarized as follows:

-------------------------------------------------------------------
                                      September 30,    December 31,
                                          2007            2006
-------------------------------------------------------------------
Land                                 $        1,234     $       650
Building                                     12,316          11,640
Equipment                                    45,241          38,545
Construction in progress                      5,371           1,247
-------------------------------------------------------------------
                                             64,162          52,082
Less: Accumulated depreciation               23,400          20,769
-------------------------------------------------------------------
   Net property, plant and equipment $       40,762     $    31,313
===================================================================

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

The Company had goodwill in the amount of $26,264 and $25,253 at September 30, 2007 and December 31, 2006, respectively, subject to the provisions of SFAS Nos. 141 and 142. For the nine months ended September 30, 2007, the increase in goodwill is primarily attributable to the cost in excess of net assets acquired from the Akzo Nobel Acquisition, as described in Note 3.

As of September 30, 2007 and December 31, 2006, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $37,227 and $7,799, respectively, less accumulated amortization of $2,881 and $887, respectively. For the nine months ended September 30, 2007, the increase in the gross carrying amount is primarily attributable to the customer list acquired as part of the Chinook Acquisition, as described in Note 3.

Identifiable intangible assets with finite lives at September 30, 2007 and December 31, 2006 are summarized as follows:

-------------------------------------------------------------------------------------------------------
                                                 Gross                        Gross
                              Amortization      Carrying     Accumulated     Carrying      Accumulated
                                 Period        Amount at    Amortization    Amount at     Amortization
                               (in years)       9/30/07      at 9/30/07      12/31/06      at 12/31/06
-------------------------------------------------------------------------------------------------------
Customer lists                          10    $    34,150   $       2,325   $    4,888    $         497
Regulatory re-registration
costs                                   10             28              --           28               --
Patents & trade secrets              15-17          1,616             289        1,550              221
Trademarks & trade names                17            880             134          876               94
Other                                    5            553             133          457               75
-------------------------------------------------------------------------------------------------------
                                              $    37,227   $       2,881   $    7,799    $         887
=======================================================================================================

Amortization of identifiable intangible assets was $1,994 for the first nine months of 2007. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2007 is $912, approximately $3,614 per annum for 2008 and 2009, $3,611 in 2010, $3,610 in 2011, and $3,573 in 2012. At September 30, 2007, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangible assets with finite lives, net" in the Company's condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2007.

NOTE 7 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

----------------------------------------------------------------------------------------------------------
                                                          Net Earnings     Number of Shares      Per Share
    Three months ended September 30, 2007                 (Numerator)        (Denominator)        Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                          $   4,457           17,783,384           $.25

Effect of dilutive securities - stock options
and restricted stock                                                              873,218
                                                                               ----------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock               $   4,457           18,656,602           $.24
==========================================================================================================

----------------------------------------------------------------------------------------------------------
                                                          Net Earnings     Number of Shares      Per Share
    Three months ended September 30, 2006                 (Numerator)        (Denominator)        Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                          $   3,151           17,445,075           $.18

Effect of dilutive securities - stock options
and restricted stock                                                              778,478
                                                                               ----------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock               $   3,151           18,223,553           $.17
==========================================================================================================

----------------------------------------------------------------------------------------------------------
                                                          Net Earnings     Number of Shares      Per Share
    Nine months ended September 30, 2007                  (Numerator)        (Denominator)        Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                          $  11,963           17,744,182           $.67

Effect of dilutive securities - stock options
and restricted stock                                                              799,362
                                                                               ----------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock               $  11,963           18,543,544           $.65
==========================================================================================================

----------------------------------------------------------------------------------------------------------
                                                          Net Earnings     Number of Shares      Per Share
    Nine months ended September 30, 2006                  (Numerator)        (Denominator)        Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                          $   9,064           17,421,466           $.52

Effect of dilutive securities - stock options
and restricted stock                                                              811,707
                                                                               ----------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock               $   9,064           18,233,173           $.50
==========================================================================================================

The Company had stock options covering 294,400 and 349,300 shares at September 30, 2007 and 2006, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 8 - INCOME TAXES
---------------------

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements. The adoption of FIN 48 resulted in, as a cumulative effect, a non-cash charge, net of federal tax benefits, of $291, recorded as a reduction to beginning retained earnings. The charge before federal tax benefits was $411. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statement of operations. The total amount of accrued interest and penalties related to uncertain tax positions at January 1, 2007 was $89 and is included in other long-term obligations. All of our unrecognized tax benefits, if recognized in future periods, would impact the Company's effective tax rate. The Company remains open for examination by the IRS for 2003 through 2006. For most of its other significant tax jurisdictions (U.S. states), the Company's income tax returns are also open for examination for 2003 through 2006. There was not a significant change in our liabilities for unrecognized tax benefits during the nine months ended September 30, 2007.

NOTE 9 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: specialty products, encapsulated / nutritional products and BCP Ingredients, its unencapsulated feed supplements segment.

Business Segment Net Sales:

---------------------------------------------------------------------------------------------------
                                             Three Months Ended              Nine Months Ended
                                                September 30,                  September 30,
                                           2007             2006           2007             2006
---------------------------------------------------------------------------------------------------
Specialty Products                      $   8,248        $    7,966     $   24,676        $  23,927
Encapsulated/Nutritional Products          12,880            10,349         36,126           30,676
BCP Ingredients                            29,370             6,807         61,666           20,216
---------------------------------------------------------------------------------------------------
Total                                   $  50,498        $   25,122     $  122,468        $  74,819
===================================================================================================

Business Segment Earnings:

---------------------------------------------------------------------------------------------------
                                             Three Months Ended              Nine Months Ended
                                                September 30,                  September 30,
                                           2007             2006           2007             2006
---------------------------------------------------------------------------------------------------
Specialty Products                      $   2,935        $    2,863     $    8,891        $   8,400
Encapsulated/Nutritional Products           2,186             1,028          4,642            3,079
BCP Ingredients                             2,072             1,090          5,791            2,841
Other expense                                (421)               (3)          (871)             (84)
----------------------------------------------------------------------------------------------------
Earnings before income taxes            $   6,772        $    4,978     $   18,453        $  14,236
===================================================================================================

The following table summarizes domestic (U.S.) and foreign sales for the three and nine months ended September 30, 2007 and September 30, 2006:

---------------------------------------------------------------------------------------------------
                                            Three Months Ended               Nine Months Ended
                                               September 30,                   September 30,
                                           2007             2006           2007              2006
---------------------------------------------------------------------------------------------------
Domestic                                $  31,958        $   22,275     $   87,433        $  67,505
Foreign                                    18,540             2,847         35,035            7,314
---------------------------------------------------------------------------------------------------
Total                                   $  50,498        $   25,122     $  122,468        $  74,819
===================================================================================================

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Cash paid during the nine months ended September 30, 2007 and 2006 for income taxes and interest is as follows:

----------------------------------------------------
                             Nine months ended
                               September 30,
                          2007                2006
----------------------------------------------------
Income taxes           $   4,005          $    3,896
Interest               $   1,074          $      186
====================================================

Other  supplemental  non-cash  transactions   resulting  from  acquisitions  are
described in Notes 3 and 11.

NOTE 11 - LONG-TERM DEBT AND CREDIT AGREEMENTS
----------------------------------------------

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of $10,244 (the "European Term Loan"), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 3) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At

September 30, 2007, this interest rate was 5.41%. The European Loan Agreement also provides for a short-term revolving credit facility of (euro)2,000, translated to $2,854 as of September 30, 2007 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly. The Company has drawn down the European Revolving Facility in full as of September 30, 2007. The European Revolving Facility has a maturity date of May 1, 2008. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $29,000 (the "New Term Loan"), the proceeds of which were used to fund the Chinook Acquisition (see Note 3). The New Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the New Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The New Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At September 30, 2007, this interest rate was 6.75%. As of September 30, 2007, the Company has prepaid $2,500 of the New Term Loan. The New Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "New Revolving Facility"). The New Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility has a maturity date of May 31, 2009. Management believes that such facility will be renewed in the normal course of business.

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

Net periodic benefit cost for such retirement medical plan for the nine months ended September 30, 2007 and September 30, 2006 was as follows:

--------------------------------------------------------------
                                               2007      2006
--------------------------------------------------------------
Service Cost                                  $   22    $   21
Interest Cost                                     31        29
Expected return on plan assets                    --        --
Amortization of transition obligation             --        --
Amortization of prior service cost               (14)      (14)
Amortization of (gain) or loss                    (2)       (2)
--------------------------------------------------------------
Net periodic benefit cost                     $   37    $   34
==============================================================

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

The following tables summarize consolidated net sales by segment and business segment earnings for the nine months ended September 30, 2007 and September 30, 2006:

Business Segment Net Sales:
--------------------------------------------------------------------------------
                                   Three Months Ended          Nine Months Ended
                                     September 30,                September 30,
                                    2007       2006            2007       2006
--------------------------------------------------------------------------------
Specialty Products                $  8,248    $  7,966       $ 24,676   $ 23,927
Encap/Nutritional Products          12,880      10,349         36,126     30,676
BCP Ingredients                     29,370       6,807         61,666     20,216
--------------------------------------------------------------------------------
Total                             $ 50,498    $ 25,122       $122,468   $ 74,819
================================================================================

Business Segment Earnings:
-------------------------------------------------------------------------------
                                   Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                    2007       2006           2007       2006
-------------------------------------------------------------------------------
Specialty Products                $  2,935    $  2,863      $  8,891   $  8,400
Encap/Nutritional Products           2,186       1,028         4,642      3,079
BCP Ingredients                      2,072       1,090         5,791      2,841
Other expense                         (421)         (3)         (871)       (84)
-------------------------------------------------------------------------------
Earnings bef. income taxes        $  6,772    $  4,978      $ 18,453   $ 14,236
===============================================================================

                              RESULTS OF OPERATIONS
                              ---------------------

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Net Sales
---------

Net sales for the three months ended September 30, 2007 were $50,498 compared with $25,122 for the three months ended September 30, 2006, an increase of $25,376 or 101.0%. Net sales for the specialty products segment were $8,248 for the three months ended September 30, 2007 compared with $7,966 for the three months ended September 30, 2006, an increase of $282 or 3.5%. This increase was principally due to an increase in sales volume, along with modest price increases for products in this segment. Net sales for the encapsulated / nutritional products segment were $12,880 for the three months ended September 30, 2007 compared with $10,349 for the three months ended September 30, 2006, an increase of $2,531 or 24.5%. This result was driven principally by increased global sales of human nutritional and choline products, and includes $701 from the Akzo Nobel Acquisition, as described in Note 3. Sales of REASHURE(R),
Niashure and Chelated Minerals, our specialty animal nutrition and health products targeted for ruminant animals, and increases in the companion animal market also contributed to this growth. Net sales of $29,370 were realized for the three months ended September 30, 2007 for the BCP Ingredients (unencapsulated feed supplements) segment, as compared with $6,807 for the three months ended September 30, 2006, an increase of $22,563 or 331.5%. This result reflects sales from the customer list acquisition of Chinook Group Limited ("Chinook"), as described in Note 3, as well as sales from the Akzo Nobel Acquisition. The Chinook and Akzo Nobel acquisitions contributed approximately $21,338 of the revenue increase in this segment. The remaining increase
(approximately 18.5%) was due to increased volumes sold in the core dry and aqueous choline, as well as the specialty industrial product lines.

Gross Margin
------------

Gross margin for the three months ended September 30, 2007 increased to $12,609 compared to $8,673 for the three months ended September 30, 2006, an increase of $3,936 or 45.4%, due largely to the above-noted increase in sales. Gross margin percentage for the three months ended September 30, 2007 was 25.0% compared to 34.5% for the three months ended September 30, 2006. This decrease in gross margin percentage reflects the impact of the acquisitions in the animal grade choline business, which carry lower gross margins and was also a result of higher raw material and fuel costs. Gross margin dollars for the specialty products segment increased 5.3% as increases in sales volume and modest sales price increases were partially offset by higher raw material prices. Gross margin dollars in the encapsulated / nutritional products segment increased 39.8% as margins were favorably affected by increased volumes sold in the human choline markets and specialty animal nutrition and health markets. Gross margin dollars for the BCP Ingredients segment, while unfavorably impacted by certain petro-chemical raw material cost increases, improved 194.4% and was favorably affected by the previously noted increased sales volumes, and improved productivity.

Operating Expenses
------------------

Operating expenses for the three months ended September 30, 2007 were $5,416 compared to $3,692 for the three months ended September 30, 2006, an increase of $1,724 or 46.7%. This $1,724 increase was due primarily to $734 of additional amortization expense, plus sales and technical personnel expense associated with the Chinook and Akzo Nobel acquisitions. We also incurred approximately $160 of commercial development expenses toward our pharmaceutical market initiatives in the quarter. With these increases, operating expenses were 10.7% of sales or 4.0 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable quarter. During the three months ended September 30, 2007 and 2006, the Company spent $613 and $549, respectively, on research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both human and animal health.

Earnings From Operations
------------------------

Primarily as a result of the above-noted increase in sales, earnings from operations for the three months ended September 30, 2007 were $7,193 as compared to $4,981 for the three months ended September 30, 2006.

Other Expenses (Income)
-----------------------

Interest income for the three months ended September 30, 2007 totaled $96 as compared to $13 for the three months ended September 30, 2006. Interest expense was $672 for the three months ended September 30, 2007 compared to $16 for the three months ended September 30, 2006. This increase is attributable to the increase in average current and long-term debt resulting from the aforementioned Chinook and Akzo Nobel acquisitions. Other income of $155 for the three months ended September 30, 2007 is the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense
------------------

The Company's effective tax rate for the three months ended September 30, 2007 and 2006 was 34.2% and 36.7%, respectively. This decrease in the effective tax rate is primarily attributable to a domestic manufacturer's deduction and to a change in allocation relating to state income taxes.

Net Earnings
------------

Primarily as a result of the above-noted increase in sales, net earnings were $4,457 for the three months ended September 30, 2007 as compared with $3,151 for the three months ended September 30, 2006, an increase of 41.4%.

Nine months ended September 30, 2007 compared to Nine months ended September 30, 2006

Net Sales
---------

Net sales for the nine months ended September 30, 2007 were $122,468 compared with $74,819 for the nine months ended September 30, 2006, an increase of $47,649 or 63.7%. Net sales for the specialty products segment were $24,676 for the nine months ended September 30, 2007 compared with $23,927 for the nine months ended September 30, 2006, an increase of $749 or 3.1%. This increase was principally due to an increase in sales volume along with modest price increases for our ethylene oxide products for medical device sterilization partially offset by a decline in sales of propylene oxide for starch processing. Net sales for the encapsulated / nutritional products segment were $36,126 for the nine months ended September 30, 2007 compared with $30,676 for the nine months ended September 30, 2006, an increase of $5,450 or 17.8%. This increase was due principally to increased volumes sold in the human choline markets partially offset by slowness in sales of calcium products into the over-the-counter pharmaceutical markets. Sales of REASHURE(R), Niashure and Chelated Minerals, our specialty animal nutrition and health products targeted for ruminant animals, and increases in the companion animal market also contributed to this growth. Net sales of $61,666 were realized for the nine months ended September 30, 2007 for the BCP Ingredients (unencapsulated feed supplements) segment, as compared with $20,216 for the nine months ended September 30, 2006, an increase of $41,450 or 205.0%. This result reflects sales from the customer list acquisition of Chinook as well as sales from the Akzo Nobel Acquisition. This increase was also due to increased volumes sold in the core dry and aqueous choline product lines, and choline derivatives, along with modest price increases in all product lines.

Gross Margin
------------

Gross margin for the nine months ended September 30, 2007 increased to $34,532 compared to $25,695 for the nine months ended September 30, 2006, an increase of $8,837 or 34.4%, due largely to the above-noted increase in sales. Gross margin percentage for the nine months ended September 30, 2007 was 28.2% compared to 34.3% for the nine months ended September 30, 2006. This decrease in gross margin percentage reflects the initial impact of the acquisitions in the BCP Ingredients business, which carry lower gross margins and was also a result of higher raw material and fuel costs. Gross margin dollars for the specialty products segment increased 7.1% due to improved productivity, resulting from increases in sales volume, and modest increases in average selling price that were initiated to offset higher raw material prices. Gross margin dollars in the encapsulated / nutritional products segment increased 22.6% as margins were favorably affected by increased volumes sold in the human choline markets and specialty animal nutrition and health products, as described above. Gross margin dollars for BCP Ingredients increased 176.3% and was favorably affected by increased sales volumes and improved productivity.

Operating Expenses
------------------

Operating expenses for the nine months ended September 30, 2007 were $15,208 compared to $11,375 for the nine months ended September 30, 2006, an increase of

$3,833 or 33.7%. This $3,833 dollar increase was due primarily to additional amortization expense, plus sales and technical personnel expense associated with the Chinook and Akzo Nobel acquisitions. With these increases, operating expenses were 12.4% of sales or 2.8 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable period. During the nine months ended September 30, 2007 and 2006, the Company spent $1,797 and $1,561, respectively, on research and development programs, substantially all of which pertained to the Company's encapsulated / nutritional products segment for both human and animal health.

Earnings From Operations
------------------------

Primarily as a result of the above-noted increase in sales, earnings from operations for the nine months ended September 30, 2007 were $19,324 as compared to $14,320 for the nine months ended September 30, 2006.

Other Expenses (Income)
-----------------------

Interest income for the nine months ended September 30, 2007 totaled $170 as compared to $102 for the nine months ended September 30, 2006. This decrease is attributable to the decrease in the average total cash balance. Interest expense was $1,283 for the nine months ended September 30, 2007 compared to $186 for the nine months ended September 30, 2006. This increase is attributable to the increase in average current and long-term debt resulting from the aforementioned Chinook and Akzo Nobel acquisitions. Other income of $242 for the nine months ended September 30, 2007 is the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense
------------------

The Company's effective tax rate for the nine months ended September 30, 2007 and 2006 was 35.2% and 36.3%, respectively. This decrease in the effective tax rate is primarily attributable to a domestic manufacturer's deduction and to a change in allocation relating to state income taxes.

Net Earnings
------------

Primarily as a result of the above-noted increase in sales, net earnings were $11,963 for the nine months ended September 30, 2007 as compared with $9,064 for the nine months ended September 30, 2006, an increase of 32.0%.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Contractual Obligations
-----------------------

As part of the June 30, 2005 acquisition of certain assets relating to the encapsulation, agglomeration and granulation business of Loders Croklaan USA, LLC, the asset purchase agreement provides for the contingent payment by the Company of additional consideration based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition. Such contingent consideration will be recorded as an additional cost of the acquired product lines. No such contingent consideration has been earned or paid in 2007.

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

Cash
----

Cash and cash equivalents increased to $5,501 at September 30, 2007 from $5,189 at December 31, 2006. Working capital amounted to $22,379 at September 30, 2007 as compared to $19,295 at December 31, 2006, an increase of $3,084.

Operating Activities
--------------------

Cash flows from operating activities provided $8,409 for the nine months ended September 30, 2007 compared to $14,313 for the nine months ended September 30, 2006. The decrease in cash flows from operating activities was primarily due to an increase in accounts receivable resulting from our recently acquired Akzo Nobel Methylamines and Choline business and the Chinook customer list acquisition, which was completed in March 2007, in which we did not acquire outstanding accounts receivable. Combined they contributed approximately $21,338 of revenue in 2007. This decrease was partially offset by an increase in net earnings, depreciation and amortization expense.

Investing Activities
--------------------

Capital expenditures were $3,005 for the nine months ended September 30, 2007 compared to $1,235 for the nine months ended September 30, 2006. Cash paid for the acquisition of certain business assets of Chinook Global Limited and the Akzo Nobel Methylamines and Choline business was $40,640.

Financing Activities
--------------------

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 1,158,692 shares at an average cost of $2.74 per share, none of which remained in treasury at December 31, 2004. In June 2005, the board of directors authorized another extension of the stock repurchase program for up to an additional 1,350,000 shares, over and above those 1,158,692 shares previously repurchased under the program. Under this extension, a total of 149,175 shares were purchased at an average cost of $8.03 per share, none of which remained in treasury at September 30, 2007. During the nine months ended September 30, 2007, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of $10,244 (the "European Term Loan"), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 3) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At September 30, 2007, this interest rate was 5.41%. The European Loan Agreement also provides for a short-term revolving credit facility of (euro)2,000, translated to $2,854 as of September 30, 2007 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly. The Company has drawn down the European Revolving Facility in full as of September 30, 2007. The European Revolving Facility has a maturity date of May 1, 2008. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the "New Loan Agreement") providing for an unsecured term loan of $29,000 (the "New

Term Loan"), the proceeds of which were used to fund the Chinook Acquisition (see Note 3). The New Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the New Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The New Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At September 30, 2007, this interest rate was 6.75%. As of September 30, 2007, the Company has prepaid $2,500 of the New Term Loan. The New Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "New Revolving Facility"). The New Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts have been drawn on the New Revolving Facility as of the date hereof. The New Revolving Facility has a maturity date of May 31, 2009. Management believes that such facility will be renewed in the normal course of business.

Proceeds from stock options exercised totaled $752 and $321 for the nine months ended September 30, 2007 and 2006, respectively. Dividend payments were $1,596 and $1,045 for the nine months ended September 30, 2007 and 2006, respectively.

Other Matters Impacting Liquidity
---------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company's balance sheet as of September 30, 2007 for this obligation is $779. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

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

Other than the aforementioned adoption of FIN 48, there were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2006 Annual Report on Form 10-K, during the nine months ended September 30, 2007.

Related Party Transactions
--------------------------

The Company was not engaged in related party transactions during the nine months ended September 30, 2007 and all transactions of the Company during such period were at arms length.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. Accordingly, we believe we have limited exposure to market risk for changes in interest rates. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of September 30, 2007, the Company's borrowings were under a bank term loan bearing interest at LIBOR plus 1.00%, a second bank term loan bearing interest at EURIBOR plus 1.00%, and a revolving line of credit bearing interest at EURIBOR plus 1.25%. A 100 basis point increase or decrease in interest rates, applied to the Company's borrowings at September 30, 2007, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $366. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 4.    Controls and Procedures

  (a) Evaluation of Disclosure Controls and Procedures

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company's disclosure controls and procedures (including its internal controls and procedures.)

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

                                                 BALCHEM CORPORATION
                                                 -------------------

                                                 By: /s/ Dino A. Rossi
                                                 ----------------------------
                                                 Dino A. Rossi, President and
                                                 Chief Executive Officer

      Date: November 9, 2007

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