Form 10-K
period 2007-12-31
BALCHEM CORP
filed 2008-03-17
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _____ .

Commission file number: 1-13648

Balchem Corporation
(Exact name of Registrant as specified in its charter)

Maryland	13-2578432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 600, New Hampton, NY 10958
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (845) 326-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.06-2/3 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:         None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☐	Accelerated filer ☑
	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the common stock on the NASDAQ Global Market on June 30, 2007 was approximately $317,332,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's common stock was 18,039,214 as of March 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s proxy statement for its 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2007 are incorporated by reference in Part III of this Report.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under "Item 1A. - Risk Factors" below, as well as the following:

•	changes in laws or regulations affecting our operations;

•	changes in our business tactics or strategies;

•	acquisitions of new or complementary operations;

•	sales of any of our existing operations;

•	changing market forces or contingencies that necessitate, in our judgment, changes in our plans, strategy or tactics; and

•	fluctuations in the investment markets or interest rates, which might materially affect our operations or financial condition.

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

Part I

Item 1. Business

General:

Balchem Corporation (“Balchem,” the “Company,” “we” or “us”), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical and medical sterilization industries.  The Company has three segments: specialty products, encapsulated / nutritional products and the unencapsulated feed supplements segment (also referred to in this report as “BCP Ingredients” or “BCP”). Products relating to choline animal feed for non-ruminant animals are primarily reported in the unencapsulated feed supplements segment. Human choline nutrient products, calcium carbonate products for the pharmaceutical industry and encapsulated products are reported in the encapsulated / nutritional products segment. Chelated products and nutritional products for the animal health industry are also reported in the encapsulated / nutritional products segment.

The Company sells its products through its own sales force, independent distributors and sales agents.  Financial information concerning the Company's business, business segments and geographic information appears in the Notes to our Consolidated Financial Statements included under Item 8 below, which information is incorporated herein by reference.

The Company operates four domestic subsidiaries, all of which are wholly-owned: BCP, Balchem Minerals Corporation (“BMC”), BCP Saint Gabriel, Inc. (“BCP St. Gabriel”), each a Delaware corporation, and Chelated Minerals Corporation (“CMC”), a Utah corporation.  We also operate three wholly-owned subsidiaries in Europe:  Balchem BV and Balchem Trading BV, both Dutch limited liability companies, and Balchem Italia Srl, an Italian limited liability company.  Unless otherwise stated to the contrary, or unless the context otherwise requires, references to the Company in this report includes Balchem Corporation and its subsidiaries.

Encapsulated / Nutritional Products

The encapsulated / nutritional products segment provides microencapsulation, chelation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance therapeutic performance, taste, processing, packaging and shelf-life.  Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, nutritional supplements, pharmaceuticals and animal nutrition. We also market human grade choline nutrient products through this industry segment for wellness applications.  Choline is recognized to play a key role in the structural integrity of cell membranes, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Balchem’s portfolio of granulated calcium carbonate products are primarily used in, or in conjunction with, novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies.

In animal health industries, Balchem markets REASHURE® Choline, an encapsulated choline product that improves health and production in transition and early lactation dairy cows.  Also in animal health we market NITROSHURETM, an encapsulated urea supplement for lactating dairy cows, allowing for greater flexibility in feed rations for dairy nutritionists and producers, and NIASHURETM, our microencapsulated niacin product.  In addition, we manufacture, sell and distribute chelated mineral supplements for use in animal feed throughout the world, utilizing our proprietary chelation technology for enhanced nutrient absorption for various species of production and companion animals.

Specialty Products

Our specialty products segment operates as ARC Specialty Products.  The specialty products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

We sell ethylene oxide, at the 100% level, as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance or appearance of the device being sterilized. The Company distributes its 100% ethylene oxide product in uniquely designed, recyclable double-walled stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the “EPA”) and the U.S. Department of Transportation.  The Company's inventory of these specially built drums, along with the Company's three filling facilities, represent a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are the Company’s principal customers for this product. In addition, ethylene oxide blends are highly effective as a fumigant, in killing bacteria, fungi, and insects in spices and other seasoning materials. In addition, the Company also sells small, uniquely designed single use canisters of 100% ethylene oxide for use in medical device sterilization.

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

BCP Ingredients

This segment manufactures and supplies choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline plays a vital role in the metabolism of fat and the building and maintaining of cell structures. A choline deficiency can result in, among other symptoms, reduced growth and perosis in poultry; and fat deposits in the liver, kidney necrosis and general poor health conditions in swine. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications. Choline chloride is manufactured and sold in both an aqueous and dry form and is sold through our own sales force, independent distributors and sales agents. Certain derivatives of choline chloride are also marketed into industrial applications.  In addition to choline chloride acquired through the Akzo Nobel Acquisition, which is defined below, this segment manufactures and sells methylamines.  Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

Raw Materials:

The raw materials utilized by the Company in the manufacture of its products are generally available from a number of commercial sources. Such raw materials include materials derived from petrochemicals, minerals, metals and other readily available commodities and are subject to price fluctuations due to market conditions. The Company is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems; however, the Company cannot assure that will always be the case.

Intellectual Property:

The Company currently holds 17 patents in the United States and overseas and uses certain trade-names and trademarks.  It also uses know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of its products.  Formulae and know-how are of particular importance in the manufacture of a number of the Company’s products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is currently so material to the Company that the expiration or termination of any single patent or group of patents would materially affect its business. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, its technical sales efforts and market conditions, rather than on any patent protection.

Licensing:

The Company entered into a license agreement with Project Management and Development Co., Ltd., a British corporation ("PMD") in November 2005.  As of August 2006, PMD assigned the license agreement in its entirety to its successor in interest, Al Kayan Petrochemical Company.  On August 1, 2007 Al Kayan Petrochemical Company assigned the license agreement in its entirety to its successor in interest, Saudi Kayan Petrochemical Company (“SKPC”). Under the license agreement, SKPC has the right to utilize the Company’s proprietary continuous manufacturing technology for the production of aqueous choline chloride in connection with SKPC’s construction and operation of an aqueous choline chloride production facility at SKPC’s Al-Jubail, Saudi Arabia petrochemical facility, currently scheduled for completion in late 2010.  In addition, SKPC has the exclusive right to use such technology in certain countries, as well as the non-exclusive right to market, sell and use the products derived from such technology on a world-wide basis except that the Company is to be SKPC’s exclusive North American distributor for such products.

The license agreement terminates either 10 years from the start-up of SKPC’s production facility or December 31, 2020, whichever is earlier.

Seasonality:

In general, the business of the Company's segments is not seasonal to any material extent.

Backlog:

At December 31, 2007, the Company had a total backlog of $7,303,000 (including $2,661,000 for the encapsulated/nutritional products segment; $354,000 for the specialty products segment and $4,288,000 for BCP Ingredients), as compared to a total backlog of $2,853,000 at December 31, 2006 (including $1,769,000 for the encapsulated/nutritional products segment; $655,000 for the specialty products segment and $429,000 for BCP Ingredients). The increase in our backlog is principally a result of acquisitions in the BCP segment as described below. It has generally been the Company’s policy and practice to maintain an inventory of finished products and/or component materials for its segments to enable it to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2008 fiscal year.

Competition:

The Company’s competitors include many large and small companies, some of which have greater financial, research and development, production and other resources than the Company. Competition in the encapsulation markets served by the Company is based primarily on product performance, customer support, quality, service and price.  The development of new and improved products is important to the Company’s success. This competitive environment requires substantial investments in product and manufacturing process research and development. In addition, the winning and retention of customer acceptance of the Company’s encapsulated products involve substantial expenditures for application testing and sales efforts. The Company also engages various universities to assist in research and provide independent third-party analysis. In the specialty products business, the Company faces competition from alternative sterilizing technologies and products. Competition in the animal feed markets served by the Company is based primarily on service and price.

Research & Development:

During the years ended December 31, 2007, 2006 and 2005, the Company incurred research and development expense of approximately $2.5 million, $2.0 million and $2.1 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the encapsulated / nutritional products segment.  During the year ended December 31, 2007, an average of 15 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

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

Acquisitions, Dispositions, and Capital Projects:

In 2007, we made two significant acquisitions.

In April, pursuant to an asset purchase agreement dated March 30, 2007, we acquired the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy, through our affiliate, Balchem BV.  Balchem BV subsequently assigned this asset purchase agreement to its wholly-owned subsidiary, Balchem Italia Srl. In this Annual Report on Form 10-K, we refer to this acquisition as the “Akzo Nobel Acquisition”.

In March, BCP acquired certain choline chloride business assets of Chinook Global Limited ("Chinook"), a privately held Ontario corporation. In this Annual Report on Form 10-K, we refer to this acquisition as the “Chinook Acquisition”.

In addition, in August 2006, we acquired from BioAdditives, LLC, CMB Additives, LLC and CMB Realty of Louisiana, an animal feed grade aqueous choline chloride manufacturing facility and related assets located in St. Gabriel, Louisiana. In connection, we also acquired from such sellers the remaining interest in a renewable land lease (approximately 19 years remaining on the original term) relating to the realty upon which the acquired facility and related assets are located.  In this Annual Report on Form 10-K, we refer to this acquisition as the “St. Gabriel Acquisition.”

In February 2006, we acquired all of the outstanding capital stock of CMC, which was then privately held.  CMC is a manufacturer and global marketer of chelated mineral nutritional supplements for livestock, pet and swine feeds. In this Annual Report on Form 10-K, we refer to this acquisition as the “CMC Acquisition.”

In June 2005, we acquired Loders Croklaan USA, LLC’s encapsulation, agglomeration and granulation business. In this Annual Report on Form 10-K, we refer to this acquisition as the “Loders Croklaan Acquisition.”

Excluding our 2007 acquisitions, capital expenditures were approximately $4.9 million for 2007, as compared to $2.3 million in 2006.  Capital expenditures are projected to be approximately $5.6 million for 2008.

Environmental / Regulatory Matters:

The Federal Insecticide, Fungicide and Rodenticide Act, as amended (“FIFRA”), a health and safety statute, requires that certain products within our specialty products segment must be registered with the EPA because they are considered pesticides. In order to obtain a registration, an applicant typically must demonstrate, through extensive test data, that its product will not cause unreasonable adverse effects on the environment. We hold an EPA registration permitting us to sell ethylene oxide as a medical device sterilant and spice fumigant.  We are in the process of reregistering this product’s use in compliance with FIFRA re-registration requirements for all pesticide products.  In December 2004, the EPA informed us and the other technical registrant under the current registration that the EPA was beginning the 6-phase process to develop a Re-registration Eligibility Decision (RED) for this product. In 2006, the EPA's Office of Pesticide Programs (OPP) bifurcated the process, and dealt first with the reassessment of spice residue tolerances in order to meet the deadline mandated by the Food Quality Protection Act of 1996. On August 9, 2006, OPP issued a Tolerance Reassessment Progress and Risk Management Decision (TRED) relating to the use of ethylene oxide to treat spices. This TRED prohibits the use of ethylene oxide to treat basil, effective August 1, 2007, but allows the continuing use of ethylene oxide to treat all other spices, provided a mandated treatment method is used beginning August 1, 2008. In current published status reports, the EPA states that it will issue the RED covering all uses of ethylene oxide, including its use as a medical device sterilant, in March 2008.   We have actively participated in the public access portions of the EPA’s Office of Research and Development’s assessment of the carcinogenicity of ethylene oxide and OPP's RED process, and will continue to do so until their conclusions.  We believe that the use of ethylene oxide will continue to be permitted, although the EPA has indicated additional testing may be required in order to maintain the current uses after the RED is issued,  and the EPA may require some additional restrictions on current uses. Additionally, the product, when used as a medical device sterilant, has no known equally effective substitute. Management believes absence of availability of this product could not be easily tolerated by various medical device manufacturers and the health care industry due to the resultant infection potential.

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

The Company’s facility in Verona, Missouri, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site.  Remediation conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources (“MDNR”) included removal of dioxin contaminated soil and equipment, capping of areas of residual contamination in four relatively small areas of the site separate from the manufacturing facilities, and the installation of wells to monitor groundwater and surface water for contamination for certain organic chemicals.  No ground water or surface water treatment has been required.  In 1998, the EPA certified the work on the contaminated soils to be complete.  In February 2000, after the conclusion of two years of monitoring groundwater and surface water, the former owner submitted a draft third party risk assessment report to the EPA and MDNR recommending no further action. The prior owner is awaiting the response of the EPA and MDNR to the draft risk assessment.

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

In connection with normal operations at its plant facilities, the Company is required to maintain environmental and other permits, including those relating to the ethylene oxide operations.

The Company believes it is in compliance in all material respects with federal, state, local and international provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Such compliance includes the maintenance of required permits under air pollution regulations and compliance with requirements of the Occupational Safety and Health Administration. The cost of such compliance has not had a material effect upon the results of operations or financial condition of the Company. In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company’s site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation (“NYDEC”) and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company remediated the area and removed soil from the drum burial site. This proceeding has been substantially completed (see Item 3).

The Channahon, Illinois manufacturing facility manufactures a calcium carbonate line of pharmaceutical grade ingredients.  This facility is registered with the United States Food and Drug Administration (“FDA”) as a drug manufacturing facility.  These products must be manufactured in conformity with current Good Manufacturing Practice (cGMP) regulations as interpreted and enforced by the FDA.  Modifications, enhancements or changes in manufacturing facilities or procedures of our pharmaceutical products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain. The Channahon, Illinois facility, as well as those of any third-party cGMP manufacturers that we may use, are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if the results of these inspections are unsatisfactory.

Employees:

As of March 1, 2008, the Company employed approximately 320 persons.  Approximately 73 employees at our Marano, Ticino, Italy facility are covered by a national collective bargaining agreement, which expires in 2010. Approximately 55 employees at the Company’s Verona, Missouri facility are covered by a collective bargaining agreement, which expires in 2012.

Available Information:

The Company’s headquarters is located at 52 Sunrise Park Road, P.O. Box 600, New Hampton, NY 10958.  The Company’s telephone number is (845) 326-5600 and its Internet website address is www.balchem.com. The Company makes available through its website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission.  Such reports are available via a link from the Investor Information page on the Company’s website to a list of the Company’s reports on the Securities and Exchange Commission’s EDGAR website.

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

The Channahon, Illinois facility manufactures a calcium carbonate line of pharmaceutical ingredients.  This facility is registered with the FDA as a drug manufacturing facility.  These products must be manufactured in conformity with current Good Manufacturing Practice (cGMP) regulations as interpreted and enforced by the FDA.  Modifications, enhancements or changes in manufacturing facilities or procedures of our pharmaceutical products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain. Our Channahon, Illinois facility, as well as those of any third-party cGMP manufacturers that we may use, are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if the results of these inspections are unsatisfactory.   Failure to comply with the FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production, enforcement actions, injunctions and criminal prosecution, which could have a material adverse effect on our business and financial results.

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

The principal raw materials that we use in the manufacture of our products can be subject to price fluctuations. While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, these changes may not occur simultaneously or to the same degree. At times, we may be unable to pass increases in raw material costs through to our customers. Such increases in the price of raw materials, if not offset by product price increases, or substitute raw materials, would have an adverse impact on our profitability. We believe we have reliable sources of supply for our raw materials under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

Our financial success depends in part on the reliability and sufficiency of our manufacturing facilities.

Our revenues depend on the effective operation of our manufacturing, packaging, and processing facilities. The operation of our facilities involves risks, including the breakdown, failure, or substandard performance of equipment, power outages, the improper installation or operation of equipment, explosions, fires, natural disasters, failure to achieve or maintain safety or quality standards, work stoppages, supply or logistical outages, and the need to comply with environmental and other directives of governmental agencies. The occurrence of material operational problems, including, but not limited to, the above events, could adversely affect our profitability during the period of such operational difficulties.

Our failure or inability to protect our intellectual property could harm our business and financial results.

We hold 17 patents in the United States and overseas. Third parties could seek to challenge, invalidate or circumvent our patents. Moreover, there could be successful claims against us alleging that we infringe the intellectual property rights of others. If we are unable to protect all of our intellectual property rights, or if we are found to be infringing the intellectual property rights of others, there could be an adverse effect on our business and financial results. Our competitive position also depends on our use of unpatented trade secrets. Competitors could independently develop substantially equivalent proprietary information, which could hurt our business and financial results.

We face risks associated with our sales to customers and manufacturing operations outside the United States.

For the year ended December 31, 2007, approximately 25% of our net sales consisted of sales outside the United States, predominately to Europe, Japan and China.  In addition, we conduct a portion of our manufacturing outside the United States. International sales are subject to inherent risks. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

 We may, from time to time, experience problems in our labor relations.

In North America, approximately 55 employees, or 23% of our North American workforce, as of December 31, 2007, are represented by a union under a single collective bargaining agreement.  This agreement expires in 2012.  In Europe, approximately 73 employees are covered by a collective bargaining agreement.  This agreement expires in 2010.  We believe that our present labor relations with all of our unionized employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.  Similarly, if our relations with the unionized portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected.

Our international operations subject us to currency translation risk and currency transaction risk which could cause our results to fluctuate from period to period.

The financial condition and results of operations of our foreign subsidiaries are reported in Euros and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies in recent years have fluctuated significantly and may do so in the future. In the past year, as a result of the strength of the Euro compared to the U.S. dollar, our operating results in U.S. dollars were positively affected upon translation. The positive impact of the strengthening Euro may not continue in the future and may even reverse if the Euro declines in value compared to the U.S. dollar.  Furthermore, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency different than the functional currency. Given the volatility of exchange rates, we may not be able to effectively manage our currency transactions and/or translation risks. Volatility in currency exchange rates could impact our business and financial results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

In February 2002, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space in New Hampton, New York. The office space is serving as the Company’s general offices and as laboratory facilities for the Company’s encapsulated / nutritional products business.

Manufacturing facilities owned by the Company for its encapsulated products segment and a blending, drumming and terminal facility for the Company’s ethylene oxide business, are presently housed in three buildings located in Slate Hill, New York comprising a total of approximately 51,000 square feet. The Company owns a total of approximately 16 acres of land on two parcels in this community.

The Company owns a facility located on an approximately 24 acre parcel of land in Green Pond, South Carolina. The site consists of a drumming facility, a canister filling facility, a maintenance building and an office building comprising a total of approximately 34,000 square feet. The Company uses this site for processing products in its specialty products segment.

The Company’s Verona, Missouri site, which is located on approximately 100 acres, consists of manufacturing facilities relating to animal feed grade choline, human choline nutrients, a drumming facility for the Company’s ethylene oxide business, together with buildings utilized for warehousing such products. The Verona operation buildings comprise a total of approximately 151,000 square feet. The facility, while under prior ownership, was designated by the EPA as a Superfund site (see Item 1 – “Business - Environmental / Regulatory Matters”).

The Company leases production and warehouse space in Channahon, Illinois as a result of the Loders Croklaan Acquisition. The Company uses this facility for production related to the Company’s pharmaceutical line of business. The initial term of the lease is effective through September 30, 2010, subject to earlier termination by Balchem upon sixty days notice, or by the landlord upon sixty days notice.  The Company’s leased space in Channahon, Illinois totals approximately 26,000 square feet.

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

The Company, through its European subsidiary, Balchem Italia Srl, acquired in the Akzo Nobel Acquisition a facility located on an approximately 30 acre parcel of land in Marano Ticino, Italy. The Company manufactures and distributes methylamines, animal feed grade choline and human choline nutrients at this location.

Item 3.    Legal Proceedings

In 1982 the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company’s site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation (“NYDEC”) and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company remediated the area and removed soil from the drum burial site. Clean-up was completed in 1996, and NYDEC required the Company to monitor the site through 1999. The Company continues to be involved in discussions with NYDEC to evaluate monitoring results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has recently been less than $5,000 per year.

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these proceedings will not have a material effect on the Company’s financial position, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information.

On December 8, 2006, the Board of Directors of the Company approved a three-for-two split of the Company’s common stock to be effected in the form of a stock dividend to shareholders of record on December 29, 2006.  Such stock dividend was made on January 19, 2007.  The stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock.

           On December 15, 2005, the Board of Directors of the Company approved a three-for-two split of the Company’s common stock to be effected in the form of a stock dividend to shareholders of record on December 30, 2005. Such stock dividend was made on January 20, 2006. The stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock.

On December 16, 2004, the Board of Directors of the Company approved a three-for-two split of the Company’s common stock to be effected in the form of a stock dividend to shareholders of record on December 30, 2004. Such stock dividend was made on January 20, 2005. The stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock.

Since December 22, 2006, the Company’s common stock has traded on the Nasdaq Global Market under the trading symbol BCPC. Prior to that, our common stock traded on the American Stock Exchange under the trading symbol BCP.  The high and low closing prices for the common stock as recorded for each quarterly period during the years ended December 31, 2007 and 2006, adjusted for the December 2006 three-for-two stock split (effected by means of a stock dividend) were as follows:

Quarterly Period	High	Low
Ended March 31, 2007	$18.56	$14.09
Ended June 30, 2007	19.17	17.15
Ended September 30, 2007	21.25	15.60
Ended December 31, 2007	24.00	20.16

Quarterly Period	High	Low
Ended March 31, 2006	$15.99	$13.57
Ended June 30, 2006	15.85	13.41
Ended September 30, 2006	15.93	13.07
Ended December 31, 2006	19.25	12.80

On March 3, 2008 the closing price for the common stock on the Nasdaq Global Market was $20.63.

 (b)           Record Holders.

As of March 3, 2008, the approximate number of holders of record of the Company’s common stock was 192.  Such number does not include stockholders who hold their stock in street name. The total number of beneficial owners of the Company's common stock is estimated to be approximately 10,411.

(c)           Dividends.

                The Company declared cash dividends of $0.11 and $0.09 per share on its common stock during its fiscal years ended December 31, 2007 and 2006, respectively.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

(d)           Performance Graph.

The graph below sets forth the cumulative total stockholder return on the Company's Common Stock (referred to in the table as "BCPC") for the five years ended December 31, 2007, the overall stock market return during such period for shares comprising the Russell 2000® Index (which the Company believes includes companies with market capitalization similar to that of the Company), and the overall stock market return during such period for shares comprising the Standard & Poor's 500 Food Group Index, in each case assuming a comparable initial investment of $100 on December 31, 2002 and the subsequent reinvestment of dividends.  The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index.  In light of the Company's industry segments, the Company does not believe that published industry-specific indices are necessarily representative of stocks comparable to the Company.  Nevertheless, the Company considers the Standard & Poor's 500 Food Group Index to be potentially useful as a peer group index with respect to the Company in light of the Company's encapsulated / nutritional products segment. The performance of the Company's Common Stock shown on the graph below is historical only and not indicative of future performance.

Item 6.  Selected Financial Data

The selected statements of operations data set forth below for the three years in the period ended December 31, 2007 and the selected balance sheet data as of December 31, 2007 and 2006 have been derived from our Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC.  The following information should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere herein.

Earnings per share and dividend amounts have been adjusted for the December 2006, 2005 and 2004 three-for-two stock splits (effected by means of stock dividends).

                                                       (In thousands, except per share data)
Year ended December 31,	2007 (1)(2)(3)(4)(5)	2006 (1)(2)(3)	2005 (1)	2004	2003
Statement of Operations Data
Net sales	$176,201	$100,905	$83,095	$67,406	$61,875
Earnings before income tax expense	24,829	19,101	17,191	12,715	8,763
Income tax expense	8,711	6,823	6,237	4,689	3,125
Net earnings	16,118	12,278	10,954	8,026	5,638
Basic net earnings per common share	$.91	$.70	$.63	$.48	$.35
Diluted net earnings per common share	$.87	$.67	$.61	$.46	$.33

At December 31,	2007	2006	2005	2004	2003
Balance Sheet Data
Total assets	$154,424	$92,333	$75,141	$60,405	$56,906
Long-term debt	17,398	-	-	-	7,839
Other long-term obligations	1,529	784	1,043	1,003	985
Total stockholders’ equity	93,080	75,362	60,933	50,234	39,781
Dividends per common share	$.11	$.09	$.06	$.04	$.023

(1)	Includes the operating results, cash flows, and assets relating to the Loders Croklaan Acquisition from the date of acquisition (July 1, 2005) forward.
(2)	Includes the operating results, cash flows, and assets relating to the CMC Acquisition from the date of acquisition (February 8, 2006) forward.
(3)	Includes the operating results, cash flows, and assets relating to the St. Gabriel Acquisition from the date of acquisition (August 24, 2006) forward.
(4)	Includes the operating results, cash flows, and assets relating to the Chinook Acquisition from the date of acquisition (March 19, 2007) forward.
(5)	Includes the operating results, cash flows, and assets relating to the Akzo Nobel Acquisition from the date of acquisition (May 1, 2007) forward.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 — “Selected Financial Data” and our Consolidated Financial Statements and the related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See “Cautionary Statement Regarding Forward-Looking Statements”.

Specialty Products

The specialty products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

Ethylene oxide, at the 100% level, is sold as a chemical sterilant gas, primarily for use in the health care industry to sterilize medical devices. Contract sterilizers, medical device manufacturers and medical gas distributors are the Company’s principal customers for this product. Blends of ethylene oxide are sold as fumigants and are highly effective in killing bacteria, fungi, and insects in spices and other seasoning type materials. Propylene oxide and methyl chloride are also sold, principally to customers seeking smaller (as opposed to bulk) quantities.

Management believes that future success in this segment is highly dependent on the Company’s ability to maintain its strong reputation for excellent quality, safety and customer service.

Encapsulated / Nutritional Products

The encapsulated / nutritional products segment provides microencapsulation, chelation and agglomeration solutions to a variety of applications in the food, pharmaceutical, human and animal nutrition markets to enhance therapeutic performance, taste, processing, packaging and shelf-life.  Major end product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, nutritional supplementations, pharmaceuticals and animal nutrition.  We also market human grade choline nutrient products through this industry segment for wellness applications. Choline is recognized to play a key role in the structural development of brain cell membranes, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Balchem’s portfolio of granulated calcium carbonate products are primarily used in novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies in the United States.

Management believes this segment’s key strengths are its proprietary technology and end-product application capabilities. The success of the Company’s efforts to increase revenue in this segment is highly dependent on the timing of marketing launches of new products in the U.S. and international food and nutrition markets by the Company’s customers and prospects. The Company, through its innovative proprietary technology and applications expertise, continues to develop new products designed to solve and respond to customer problems and innovative needs. Sales of specialty products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of existing successful university research on the animal health benefits of the Company’s products.

BCP Ingredients

BCP Ingredients manufactures and supplies choline chloride, an essential nutrient for animal health, to the poultry and swine industries. In addition, certain derivatives of choline chloride are also marketed into industrial applications. BCP also manufactures and sells methylamines.  Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

Management believes that success in this commodity-oriented marketplace is highly dependent on the Company’s ability to maintain its strong reputation for excellent product quality and customer service. In addition, the Company must continue to increase production efficiencies in order to maintain its low-cost position to effectively compete in a highly competitive global marketplace.

The Company sells products for all three segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2007, 2006 and 2005 (in thousands):

Business Segment Net Sales:
	2007	2006	2005
Specialty Products	$33,057	$32,026	$29,433
Encapsulated/Nutritional Products	49,919	41,565	32,499
BCP Ingredients	93,225	27,314	21,163
Total	$176,201	$100,905	$83,095

Business Segment Earnings From Operations:
	2007	2006	2005
Specialty Products	$11,824	$11,315	$11,007
Encapsulated/Nutritional Products	7,194	4,200	3,217
BCP Ingredients	6,888	3,647	2,679
Total	$25,906	$19,162	$16,903

Fiscal Year 2007 compared to Fiscal Year 2006
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2007 were $176,201, as compared with $100,905 for 2006, an increase of $75,296 or 74.6%. Net sales for the specialty products segment were $33,057 for 2007, as compared with $32,026 for 2006, an increase of $1,031 or 3.2%. This increase was principally due to an increase in sales volume, along with modest price increases for products in this segment. Net sales for the encapsulated / nutritional products segment were $49,919 for 2007, as compared with $41,565 for 2006, an increase of $8,354 or 20.1%.  This result was driven principally by increased global sales of human nutritional and choline products, and includes $1,952 from the Akzo Nobel Acquisition.  Sales of REASHURE®, Niashure and chelated minerals, our specialty animal nutrition and health products targeted for ruminant animals, and increases in the companion animal market also contributed to this growth. Net sales for the BCP Ingredients segment was $93,225 in 2007, as compared with $27,314 for 2006, an increase of $65,911 or 241.3%.  This result reflects sales from the Chinook Acquisition and the Akzo Nobel Acquisition in 2007, which contributed in the aggregate approximately $62,495 of the revenue in this segment. The remaining increase (approximately 12.5%) was due to increased volumes sold in the core dry and aqueous choline, as well as the specialty industrial product lines.

Operating Expenses

Operating expenses for 2007 increased to $21,024 from $14,844 for 2006, an increase of $6,180 or 41.6%.  This increase was due primarily to $2,300 of additional amortization expense, plus sales and technical personnel expense associated with the Chinook and Akzo Nobel acquisitions. We also incurred approximately $1,224 of commercial development expenses toward our pharmaceutical market initiatives in 2007.  With these increases, operating expenses were 11.9% of sales or 2.8 percentage points less than the operating expenses as a percent of sales incurred in 2006.  During 2007 and 2006, the Company spent $2,514 and $2,019 respectively, on research and development programs, substantially all of which pertained to the Company’s encapsulated / nutritional products segment for both human and animal health.

Business Segment Earnings From Operations

As a result of the foregoing, earnings from operations for 2007 were $25,906 as compared to $19,162 for 2006, reflecting a 35.2% increase from year to year. Earnings from operations for the specialty products segment increased to $11,824 in 2007 from $11,315 in 2006, an increase of $509 or 4.5%, due largely to increases in sales volume and modest sales price increases. These increases were partially offset by higher raw material prices. Earnings from operations for the encapsulated / nutritional products segment increased to $7,194 in 2007 from $4,200 in 2006, an increase of $2,994 or 71.3%, as this segment was favorably affected by the Akzo Nobel Acquisition, increased volumes sold principally in the human choline markets and specialty animal nutrition and health markets. Earnings from operations for the BCP Ingredients segment, increased to $6,888 in 2007 from $3,647 in 2006, an increase of $3,241 or 88.9%, as a result of the previously noted increased sales volumes and improved productivity, partially offset by certain petro-chemical raw material cost increases.

Other Expenses (Income)

Interest income for 2007 totaled $166, as compared to $128 for 2006.  This increase is attributable to an increase in the Company’s average cash balance during 2007. Interest expense, net of capitalized interest, was $1,562 for 2007, as compared to $189 for 2006.  This increase is attributable to the increase in average current and long-term debt resulting from the Chinook Acquisition and Akzo Nobel Acquisition.  Other income of $319 for 2007 is the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for 2007 and 2006 was 35.1% and 35.7%, respectively.  This decrease in the effective tax rate is primarily attributable to a domestic manufacturer's deduction and to a change in allocation relating to state income taxes. The adoption of Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes ” (“FIN 48”) adversely affected the 2007 income tax expense by $220 and the effective tax rate by 0.9%.

Net Earnings

Primarily as a result of the above-noted increase in sales, net earnings were $16,118 for 2007, as compared with $12,278 for 2006, an increase of 31.3%.

Fiscal Year 2006 compared to Fiscal Year 2005
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2006 were $100,905 compared with $83,095 for 2005, an increase of $17,810 or 21.4%.  Net sales for the specialty products segment were $32,026 for 2006, as compared with $29,433 for 2005, an increase of $2,593 or 8.8%.  This increase was principally due to an increase in sales volume along with modest price increases for our ethylene oxide products for medical device sterilization.  Net sales for the encapsulated / nutritional products segment were $41,565 for 2006 compared with $32,499 for 2005, an increase of $9,066 or 27.9%.  This increase was due principally to approximately $6,362 of incremental sales associated with the Company’s newly acquired pharmaceutical, food, and chelated minerals business lines resulting from the Loders Croklaan Acquisition and the CMC Acquisition (see Note 5 to our Consolidated Financial Statements).  The Company also experienced increased volumes sold in the human choline market, favorable changes in product mix in the domestic and international food markets, and volume improvements in sales of REASHURE®, our animal nutrition and health product targeted for dairy cows.  Net sales for the BCP Ingredients segment of $27,314 were realized for 2006 compared with $21,163 for 2005, an increase of $6,151 or 29.1%.  This increase was due to increased volumes sold in dry and aqueous choline and choline derivatives, along with modest price increases in all product lines.

Operating Expenses

Operating expenses for 2006 increased to $14,844 from $11,777 for 2005, an increase of $3,067 or 26.0%.  Total operating expenses as a percentage of sales were 14.7% for 2006, as compared to 14.2% for 2005.  The increase in operating expenses for 2006 was principally a result of stock-based compensation expense of $982 relating to the adoption of the provisions of SFAS No. 123R (revised 2004), “Share-Based Payment”, increased payroll costs and benefits of $874 primarily due to new hires, increased expenditures of $802 in support of the Company’s continuing efforts in the pharmaceutical industry, and higher amortization expense of $356 resulting from the CMC Acquisition.  During 2006 and 2005, the Company spent $2,019 and $2,053, respectively, on Company-sponsored research and development programs, substantially all of which pertained to the Company’s encapsulated / nutritional products segment for both food and animal feed applications.

Business Segment Earnings From Operations

As a result of the foregoing, earnings from operations for 2006 were $19,162 as compared to $16,903 for 2005, reflecting an 13.4% increase from year to year. Earnings from operations for the specialty products segment were $11,315, an increase of $308 or 2.8%, due largely to increases in sales volume and modest sales price increases. These increases were partially offset by higher raw material prices. Earnings from operations for the encapsulated / nutritional products segment increased 30.6% as this segment was favorably affected by increased production, a result of greater sales volume as described above.  The favorable impact of the increased production was partially offset by higher raw material costs and an unfavorable product mix in the pharmaceutical calcium product line. Earnings from operations for the BCP Ingredients segment were $3,647 as compared to $2,679 for 2005, reflecting a 36.1% increase from year to year. This segment was favorably affected by increased production volumes of choline chloride and specialty derivative products.  This favorable impact was partially offset by higher raw material and energy costs.

Other Expenses (Income)

Interest income for 2006 was $128 as compared to $214 for 2005.  This decrease is attributable to a decrease in the Company’s average cash balance during 2006.  Interest expense was $189 for 2006 compared to $8 for 2005.  This increase is attributable to the average outstanding current and long-term debt in 2006, resulting from the CMC Acquisition in February 2006.  Other income for 2006 was $-0- as compared to $82 for 2005.  This decrease is attributable to the inclusion of a gain on the sale of equipment in 2005.

Income Tax Expense

The Company’s effective tax rate for 2006 was 35.7% compared to a 36.3% rate for 2005.  This decrease in the effective tax rate is primarily attributable to a change in allocation relating to state income taxes.

Net Earnings

As a result of the foregoing, net earnings were $12,278 for 2006 as compared with $10,954 for 2005, reflecting a 12.1% increase from 2005 to 2006.

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The Company's contractual obligations and debt obligations, excluding revolver borrowings, as of December 31, 2007, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$24,777	$7,379	$17,398	$-	$-
Operating lease obligations (1)	1,821	797	885	104	35
Purchase obligations (2)	8,068	8,068	-	-	-
Total	$34,666	$16,244	$18,283	$104	$35

(1)	Principally includes obligations associated with future minimum non-cancelable operating lease obligations (including the headquarters office space entered into in 2002).

(2)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

As part of the June 30, 2005 Loders Croklaan Acquisition, we agreed to make contingent payments of additional consideration based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition.  Such contingent consideration, if and when paid, is recorded as an additional cost of the acquisition.  No such contingent consideration has been earned or paid in 2007.

As a result of the adoption of FIN 48 on January 1, 2007, we recorded a liability for uncertain tax positions, net of federal tax benefit, of $511. We are unable to reasonably estimate the amount or timing of payments for this liability, if any.

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

Acquisitions and Dispositions

Effective April 30, 2007, pursuant to an asset purchase agreement dated March 30, 2007 (the “Akzo Nobel Asset Purchase Agreement”), the Company, through its European subsidiary, Balchem B.V., completed an acquisition of the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy (the “Akzo Nobel Acquisition”) for a provisional purchase price including acquisition costs of $9,165, subject to adjustment based on actual working capital and other adjustments.

On March 16, 2007, the Company, through BCP, entered into an asset purchase agreement (the "Asset Purchase Agreement") with Chinook Global Limited ("Chinook"), a privately held Ontario corporation, pursuant to which BCP acquired certain of Chinook's choline chloride business assets (the “Chinook Acquisition”) for a purchase price of approximately $29,000, plus the value of certain product inventories of approximately $1,840.  The Chinook Acquisition closed effective the same date.

On August 24, 2006, pursuant to an asset purchase agreement of same date, the Company, through BCP and BCP St. Gabriel, acquired an animal feed grade aqueous choline chloride manufacturing facility and related assets located in St. Gabriel, Louisiana from BioAdditives, LLC, CMB Additives, LLC and CMB Realty of Louisiana.

  On February 8, 2006, the Company, through its wholly owned subsidiary Balchem Minerals Corporation, acquired all of the outstanding capital stock of CMC, for a purchase price of $17,350 before working capital and other adjustments.  CMC is a manufacturer and global marketer of chelated mineral nutritional supplements for livestock, pet and swine feeds.

On June 30, 2005, pursuant to an asset purchase agreement of same date, the Company acquired certain assets of Loders Croklaan USA, LLC relating to the encapsulation, agglomeration and granulation business for a purchase price including acquisition costs of $9,885 plus $725 for certain product inventories and $809 for certain accounts receivable.  With the exception of $985, which was paid during the quarter ended June 30, 2005, all of such payment was made on July 1, 2005 from the Company’s cash reserves.

Cash

Cash and cash equivalents decreased to $2,307 at December 31, 2007 from $5,189 at December 31, 2006.  Working capital amounted to $16,139 at December 31, 2007 as compared to $19,295 at December 31, 2006, a decrease of $3,156.

Operating Activities

Cash flows from operating activities provided $15,637 for 2007 compared to $16,370 for 2006.  The decrease in cash flows from operating activities was primarily due to an increase in prepaid expenses and other and accounts receivable resulting from the Methylamines and Choline business acquired in the Akzo Nobel Acquisition and the customer list acquired in the Chinook Acquisition in which we did not acquire outstanding accounts receivable.  Combined, they contributed approximately $62,495 of revenue in 2007. This decrease was partially offset by an increase in net earnings, accounts payable and accrued expenses and depreciation and amortization expense.

Investing Activities

Capital expenditures were $4,869 for 2007 compared to $2,279 for 2006.  Cash paid in 2007 for the acquisition of certain business assets of Chinook Global Limited and the Akzo Nobel Methylamines and Choline business was $40,744.  $22,872 was paid for acquisitions in 2006.

Financing Activities

In June 1999, the board of directors authorized the repurchase of shares of the Company’s outstanding common stock over a two-year period commencing July 2, 1999.  Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 1,158,692 shares at an average cost of $2.74 per share, none of which remained in treasury at December 31, 2004.  In June 2005, the board of directors authorized another extension of the stock repurchase program for up to an additional 1,350,000 shares, over and above those 1,158,692 shares previously repurchased under the program.  Under this extension, a total of 149,175 shares were purchased in 2005 at an average cost of $8.03 per share, none of which remained in treasury at December 31, 2007 or 2006.  During 2007 and 2006, no additional shares were purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

At December 31, 2007, we had a total of $27,986 of debt outstanding, as compared to no debt outstanding at December 31, 2006.

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $10,244 (the “European Term Loan”), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 5) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At December 31, 2007, this interest rate was 5.288%.  The European Loan Agreement also provides for a short-term revolving credit facility of €2,000, translated to $2,946 as of December 31, 2007 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly. The Company has drawn down €1,500 of the European Revolving Facility as of December 31, 2007. The European Revolving Facility has a maturity date of May 1, 2008.  Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the “New Loan Agreement”) providing for an unsecured term loan of $29,000 (the “New Term Loan”), the proceeds of which were used to fund the Chinook Acquisition (see Note 5). The New Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the New Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The New Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At December 31, 2007, this interest rate was 6.027%. As of December 31, 2007, the Company has prepaid $10,000 of the New Term Loan. The New Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "New Revolving Facility"). The New Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. The Company has drawn down $1,000 of the New Revolving Facility as of December 31, 2007. The New Revolving Facility has a maturity date of May 31, 2009.  Management believes that such facility will be renewed in the normal course of business.

Proceeds from stock options exercised totaled $1,217 and $1,239 for 2007 and 2006, respectively. Dividend payments were $1,596 and $1,045 for 2007 and 2006, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of December 31, 2007 for this obligation is $805. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

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

The Company’s "critical accounting policies" are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management considers the following accounting policies to be critical.

Revenue Recognition

Revenue is recognized upon product shipment, passage of title and risk of loss, and when collection is reasonably assured.  The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In addition, the Company follows the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.

Revenue related to a process and product license agreement is recognized using the percentage of completion method and the progress to completion is measured using the efforts-expended method.  The Company follows the provisions of the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.”  Revenue is recognized as work is performed and costs are incurred.

Inventories

Inventories are valued at the lower of cost (first in, first out or average) or market value and have been reduced by an allowance for excess or obsolete inventories.  Inventory reserves are generally recorded when the inventory for a product exceeds twelve months of demand for that product and/or when individual products have been in inventory for greater than six months.  In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, “Inventory Costs.” The new statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities.  The provisions of this statement were applied prospectively for inventory costs incurred beginning in our fiscal year 2006.  The adoption of this statement did not have a material impact on our results of operations, financial position or cash flow.

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

Post-employment Benefits

The Company provides life insurance and health care benefits for eligible retirees and health care benefits for retirees’ eligible survivors.  The costs and obligations related to these benefits reflect the Company’s assumptions as to general economic conditions and health care cost trends.  The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.  If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result of adopting SFAS No. 158 on December 31, 2006, we recorded $300 as a reduction to the benefit obligation and $200, net of tax, as a one-time adjustment to accumulated other comprehensive income in stockholders’ equity.

Intangible Assets with Finite Lives

The useful life of an intangible asset is based on the Company’s assumptions regarding expected use of the asset; the relationship of the intangible asset to another asset or group of assets; any legal, regulatory or contractual provisions that may limit the useful life of the asset or that enable renewal or extension of the asset’s legal or contractual life without substantial cost; the effects of obsolescence, demand, competition and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset and their related impact on the asset’s useful life.  If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss.

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

Beginning in fiscal 2007, we account for uncertainty in income taxes utilizing the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. The application of FIN 48 requires judgment related to the uncertainty in income taxes and could impact our effective tax rate.

Stock-based Compensation

Beginning in fiscal 2006, we account for stock-based compensation in accordance with SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin (“SAB”) No. 107. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.  Expected volatilities are based on historical volatility of the Company’s stock.  The expected term of the options is based on the Company’s historical experience of employees’ exercise behavior.  As stock-based compensation expense recognized in the Consolidated Statement of Earnings is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.  As a result of adopting SFAS 123R, we recorded $900 of compensation expense, net of tax, in 2006.  If factors change and we employ different assumptions in the application of SFAS 123R, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.  Under the accounting method we followed prior to January 1, 2006, we did not record any stock-based compensation expense related to stock options granted to employees and directors for the year ended December 31, 2005.  If we had included the cost of employee stock option compensation in the financial statements for the year ended December 31, 2005 our net earnings would have decreased by approximately $900, based on the fair value of the stock options granted to employees.  See Note 2 to the Consolidated Financial Statements for additional information.

New Accounting Pronouncements:

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations”, or SFAS 141R. The purpose of issuing the statement is to replace current guidance in SFAS No.141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R will be effective for any business combinations that occur after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, or SFAS 160. SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 will be effective January 1, 2009. The Company is currently evaluating the impact that SFAS 160 will have on its financial statements and disclosures.

In June 2007, FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 will be effective for us beginning on January 1, 2008. The Company is currently evaluating the effect of EITF 07-3 on our consolidated financial statements.

The Company adopted the provisions of FASB Interpretation No.  48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007.  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority.  Additional information regarding FIN 48 is included in Note 8.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in January 2008. The Company is evaluating whether adoption of this statement will result in a change to its fair value measurements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are invested primarily in money market accounts.  Accordingly, we believe we have limited exposure to market risk for changes in interest rates.  The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes.  As of December 31, 2007, the Company’s borrowings were under a bank term loan bearing interest at LIBOR plus 1.00%, a second bank term loan bearing interest at EURIBOR plus 1.00%, a revolving line of credit bearing interest at LIBOR plus 1.00% and a second revolving line of credit bearing interest at EURIBOR plus 1.25%.  A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at December 31, 2007, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $280. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 8.	Financial Statements and Supplementary Data

	Index to Financial Statements and Supplementary Data:	Page

	Report of Independent Registered Public Accounting Firm	26

	Consolidated Balance Sheets as of
	December 31, 2007 and 2006	28

	Consolidated Statements of Earnings for the
	years ended December 31, 2007, 2006 and 2005	29

	Consolidated Statements of Stockholders' Equity
	for the years ended December 31, 2007, 2006 and 2005	30

	Consolidated Statements of Cash Flows
	for the years ended December 31, 2007, 2006 and 2005	31

	Notes to Consolidated Financial Statements	32

	Report of Independent Registered Public Accounting Firm	55

	Schedule II – Valuation and Qualifying
	Accounts for the years ended December 31, 2007, 2006 and 2005	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Balchem Corporation

We have audited the accompanying consolidated balance sheets of Balchem Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audit also included the financial statement schedule of Balchem Corporation listed in the Index at Item 8.  We also have audited Balchem Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”  Balchem Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109.”  As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, using the modified prospective method.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Balchem Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

Balchem Corporation, through its European subsidiary, Balchem B.V., completed an acquisition of certain assets of Akzo Nobel Chemicals S.p.A. effective April 30, 2007. Management’s Report on Internal Control Over Financial Reporting as of December 31, 2007 excluded from its assessment of the effectiveness of Balchem Corporation’s internal control over financial reporting the operations of Balchem B.V. and Subsidiaries representing total assets of $26,984,000 and total revenues of $30,457,000 included in the consolidated financial statements of Balchem Corporation and Subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Balchem Corporation and Subsidiaries also excluded an evaluation of the effectiveness of internal control over financial reporting of Balchem B.V. and Subsidiaries.

/s/McGladrey & Pullen, LLP
New York, New York
March 17, 2008

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2007 and 2006
(Dollars in thousands, except share and per share data)

Assets	2007	2006

Current assets:
Cash and cash equivalents	$2,307	$5,189
Accounts receivable, net of allowance for doubtful accounts of $50 and $50 at
December 31, 2007 and 2006, respectively	29,640	11,578
Inventories	15,680	9,918
Prepaid expenses	2,456	1,754
Deferred income taxes	515	416
Other current assets	1,871	-
Total current assets	52,469	28,855

Property, plant and equipment, net	42,080	31,313

Goodwill	26,363	25,253
Intangible assets with finite lives, net	33,451	6,912
Other assets	61	-
Total assets	$154,424	$92,333

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$11,190	$3,010
Accrued expenses	1,832	1,827
Accrued compensation and other benefits	8,684	1,869
Customer deposits and other deferred revenue	42	1,072
Dividends payable	1,975	1,596
Income tax payable	2,019	186
Current portion of long-term debt	7,379	-
Revolver borrowings	3,209	-
Total current liabilities	36,330	9,560

Long-term debt	17,398	-
Deferred income taxes	6,087	6,627
Other long-term obligations	1,529	784
Total liabilities	61,344	16,971

Commitments and contingencies (note 11)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000
shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 25,000,000 shares; 17,979,353 shares issued and outstanding at December 31, 2007 and 17,733,849 shares
issued and outstanding at December 31, 2006	804	788
Additional paid-in capital	14,286	10,393
Retained earnings	77,840	63,988
Accumulated other comprehensive income	150	193
Total stockholders' equity	93,080	75,362

Total liabilities and stockholders' equity	$154,424	$92,333

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006	2005

Net sales	$176,201	$100,905	$83,095

Cost of sales	129,271	66,899	54,415

Gross margin	46,930	34,006	28,680

Operating expenses:
Selling expenses	11,930	6,907	4,739
Research and development expenses	2,514	2,019	2,053
General and administrative expenses	6,580	5,918	4,985
	21,024	14,844	11,777

Earnings from operations	25,906	19,162	16,903

Other expenses (income):

Interest income	(166)	(128)	(214)
Interest expense	1,562	189	8
Other, net	(319)	-	(82)

Earnings before income tax expense	24,829	19,101	17,191

Income tax expense	8,711	6,823	6,237

Net earnings	$16,118	$12,278	$10,954

Basic net earnings per common share	$0.91	$0.70	$0.63

Diluted net earnings per common share	$0.87	$0.67	$0.61

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except share and per share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance - December 31, 2004	17,147,607	$762	$6,075	$43,397	$-	-	$-	$50,234

Net earnings	-	-	-	10,954	-	-	-	10,954
Dividends ($.06 per share)	-	-	-	(1,045)	-	-	-	(1,045)
Treasury shares purchased	-	-	-	-	-	(99,450)	(1,198)	(1,198)
Shares issued under employee benefit plans and other	52,133	1	210	-	-	3,426	41	252
Shares issued under stock option plans and
an income tax benefit of $327	261,707	13	1,723	-	-	-	-	1,736

Balance - December 31, 2005	17,461,447	776	8,008	53,306	-	(96,024)	(1,157)	60,933

Net earnings	-	-	-	12,278	-	-	-	12,278
Dividends ($.09 per share)	-	-	-	(1,596)	-	-	-	(1,596)
Shares issued under employee benefit plans and other	1,079	-	70	-	-	21,933	264	334
Shares and options issued under stock option plans and
an income tax benefit of $878	271,323	12	2,315	-	-	74,091	893	3,220
Adjustment to initially apply FASB Statement No. 158,
net of tax	-	-	-	-	193	-	-	193

Balance - December 31, 2006	17,733,849	788	10,393	63,988	193	-	-	75,362

Net earnings	-	-	-	16,118	-	-	-	16,118
Dividends ($.11 per share)	-	-	-	(1,975)	-	-	-	(1,975)
Shares issued under employee benefit plans and other	20,869	1	378	-	-	-	-	379
Shares and options issued under stock option plans and
an income tax benefit of $677	224,635	15	3,515	-	-	-	-	3,530
Cumulative effect of adjustment from adoption of FIN 48	-	-	-	(291)	-	-	-	(291)
Net change in pension asset/liability, net of taxes of $26	-	-	-	-	(43)	-	-	(43)

Balance - December 31, 2007	17,979,353	$804	$14,286	$77,840	$150	-	$-	$93,080

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Cash flows from operating activities:
Net earnings	$16,118	$12,278	$10,954

Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	6,376	3,445	2,809
Stock compensation expense	1,636	1,097	-
Shares issued under employee benefit plans	379	343	257
Deferred income tax expense	(617)	104	599
(Recovery of) provision for doubtful accounts	-	-	(32)
Income tax benefit from stock options exercised	-	-	327
Foreign currency transaction gain	(195)	-	-
Gain on sale of assets	(11)	-	(82)
Other	26	-	-
Changes in assets and liabilities
Accounts receivable	(15,409)	(57)	(2,684)
Inventories	481	(827)	(1,496)
Prepaid expenses	(2,218)	36	(263)
Accounts payable and accrued expenses	7,634	(212)	2,749
Income taxes	1,803	218	172
Customer deposits and other deferred revenue	(1,030)	(101)	334
Other long-term obligations	664	46	54
Net cash provided by operating activities	15,637	16,370	13,698

Cash flows from investing activities:
Capital expenditures	(4,869)	(2,279)	(1,769)
Proceeds from sale of property, plant and equipment	11	-	389
Cash paid for intangible assets acquired	(172)	(81)	(144)
Cash paid for acquisitions	(40,744)	(22,872)	(11,419)
Net cash used in investing activities	(45,774)	(25,232)	(12,943)

Cash flows from financing activities:
Proceeds from long-term debt	38,946	10,000	-
Principal payments on long-term debt	(15,106)	(10,000)	-
Proceeds from short-term obligations	3,684	-	-
Repayment of short-term obligations	(733)	-	-
Proceeds from stock options exercised	1,217	1,239	1,409
Excess tax benefits from stock compensation	677	878	-
Dividends paid	(1,596)	(1,045)	(685)
Purchase of treasury stock	-	-	(1,198)
Other financing activities	-	(17)	(19)
Net cash provided by (used in) financing activities	27,089	1,055	(493)

Effect of exchange rate changes on cash	166	-	-

Increase (decrease) in cash and cash equivalents	(2,882)	(7,807)	262

Cash and cash equivalents beginning of year	5,189	12,996	12,734
Cash and cash equivalents end of year	$2,307	$5,189	$12,996

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Balchem Corporation (including, unless the context otherwise requires, its wholly-owned subsidiaries, BCP Ingredients, Inc., Balchem Minerals Corporation, BCP St. Gabriel, Inc., Chelated Minerals Corporation, Balchem BV, Balchem Trading BV, and Balchem Italia Srl (“Balchem” or the “Company”)), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical and medical sterilization industries.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized upon product shipment, passage of title and risk of loss, and when collection is reasonably assured.  The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In addition, the Company follows the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.

Revenue related to the process and product license agreement described in Note 12 below is recognized using the percentage of completion method and the progress to completion is measured using the efforts-expended method.  The Company follows the provisions of the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Revenue is recognized as work is performed and costs are incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis, and have been reduced by an allowance for excess or obsolete inventories.  Cost elements include material, labor and manufacturing overhead.  In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities.  The provisions of this statement were applied prospectively for inventory costs incurred beginning in fiscal year 2006.  The adoption of this statement did not have a material impact on the Company’s results of operations, financial position or cash flow.

Property, Plant and Equipment and Depreciation

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	15-25 years
Equipment	3-12 years

Expenditures for repairs and maintenance are charged to expense. Alterations and major overhauls that extend the lives or increase the capacity of plant assets are capitalized. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts and any resultant gain or loss is included in earnings. The Company capitalized interest costs of $150, $-0-and $-0- in 2007, 2006 and 2005, respectively.

Business Concentrations

Financial instruments that subject the Company to credit risk consist primarily of investments and accounts receivable. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. The majority of the Company’s customers are major national or international corporations. In 2007 and 2006, no customer accounted for more than 10% of total net sales.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as of January 1, 2002.  These standards require the use of the purchase method of accounting for a business combination and define an intangible asset.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

As required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations consisted of three reporting units and determined each reporting units’ fair value and compared it to the reporting unit’s net book value.  Since the fair value of each reporting unit exceeded its carrying amount, there was no indication of impairment and no further transitional impairment testing was required.  As of December 31, 2007 and 2006, the Company also performed an impairment test of its goodwill balance. As of such dates the Company’s reporting units’ fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company plans to perform its impairment test each December 31.

The Company had unamortized goodwill in the amount of $26,363 at December 31, 2007 and $25,253 at December 31, 2006, subject to the provisions of SFAS Nos. 141 and 142.  Unamortized goodwill is allocated to the Company’s reportable segments as follows:

	2007	2006
Specialty Products	$5,089	$5,089
Encapsulated/Nutritional Products	20,186	20,164
BCP Ingredients	1,088	-
Total	$26,363	$25,253

The following intangible assets with finite lives are stated at cost and are amortized on a straight-line basis over the following estimated useful lives:

Amortization period (in years)
Customer lists	10
Regulatory re-registration costs	10
Patents & trade secrets	15 - 17
Trademarks & trade names	17
Other	5

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

Use of Estimates

Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2007 and 2006 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments.

Cost of Sales

Cost of sales are primarily comprised of raw materials and supplies consumed in the manufacture of product, as well as manufacturing labor, maintenance labor, depreciation expense, and direct overhead expense necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight costs, outbound freight costs for shipping products to customers, warehousing costs, quality control and obsolescence expense.

Selling, General and Administrative  Expenses

Selling expenses consist primarily of compensation and benefit costs, trade promotions, advertising, commissions and other marketing costs. General and administrative expenses consist primarily of payroll and benefit costs, occupancy and operating costs of corporate offices, depreciation and amortization expense on non-manufacturing assets, information systems costs and other miscellaneous administrative costs.

Research and Development

Research and development costs are expensed as incurred.

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

Stock-based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 2.  On January 1, 2006, the Company was required to adopt SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes based option-pricing model.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. The modified prospective method was applied in adopting SFAS 123R and, accordingly, periods prior to adoption have not been restated.

The implementation of SFAS 123R has had no adverse effect on the Company’s balance sheet or total cash flows, but it does impact cash flows from operations, cash flows from financing activities, cost of sales, gross profit, operating expenses, net income and earnings per share. Because periods prior to adoption have not been restated, comparability between periods has been affected. Additionally, estimates of and assumptions about forfeiture rates, terms, volatility, interest rates and dividend yields are used to calculate stock-based compensation. A significant change to these estimates could materially affect the Company’s operating results.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations”, or SFAS 141R. The purpose of issuing the statement is to replace current guidance in SFAS No.141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R will be effective for any business combinations that occur after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, or SFAS 160. SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 will be effective January 1, 2009. The Company is currently evaluating the impact that SFAS 160 will have on its financial statements and disclosures.

In June 2007, FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 will be effective for us beginning on January 1, 2008. The Company is currently evaluating the effect of EITF 07-3 on our consolidated financial statements.

The Company adopted the provisions of FASB Interpretation No.  48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007.  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority.  Additional information regarding FIN 48 is included in Note 8.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in January 2008. The Company is evaluating whether adoption of this statement will result in a change to its fair value measurements.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). No stock-based compensation cost was recognized in the Statement of Earnings for the year ended December 31, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under the modified prospective method, compensation cost recognized in the years ended December 31, 2007 and 2006 include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As required by SFAS 123R, the Company has made an estimate of expected forfeitures, based on its historical experience, and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

Additionally, since adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $677 and $878 for the years ended December 31, 2007 and 2006, respectively.

The Company’s results for the year ended December 31, 2007 and 2006 reflected the following compensation cost as a result of adopting SFAS 123R and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

	Year Ended
	December 31,
	2007	2006
Cost of sales	$187	$115
Operating expenses	1,449	982
Net earnings	1,118	888
Basic EPS	.06	.05
Diluted EPS	$.06	$.05

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the period before adoption of SFAS 123R (in thousands, except per share data):

Year Ended December 31, 2005
Net earnings	$10,954
Stock-based employee compensation expense included in net earnings, net of related tax effects	-
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	904
Pro forma net earnings	$10,050
Basic earnings per common share:
As reported	$0.63
Pro forma	$0.58
Diluted earnings per common share:
As reported	$0.61
Pro forma	$0.55

On December 31, 2007, the Company had one share-based compensation plan, which is described below (the “1999 Stock Plan”).

In June 1999, the Company adopted the Balchem Corporation 1999 Stock Plan for officers, directors, directors emeritus and employees of and consultants to the Company and its subsidiaries. The 1999 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the plan, options and rights to purchase shares of the Company’s common stock are granted at prices established at the time of grant. Option grants generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant for employees and are fully exercisable on the date of grant for directors. Other option grants are either fully exercisable on the date of grant or become exercisable thereafter in such installments as the Committee may specify. Options granted under the 1999 Stock Plan expire ten years from the date of the grant. The 1999 Stock Plan initially reserved an aggregate of 900,000 shares (unadjusted for the stock split) of common stock for issuance under the Plan. In April 2003, the Board of Directors of the Company adopted and stockholders subsequently approved, the Amended and Restated 1999 Stock Plan which amended the 1999 Stock Plan by:  (i) increasing the number of shares of common stock reserved for issuance under the 1999 Stock Plan by 900,000 shares (unadjusted for the stock split), to a total of 1,800,000 shares (unadjusted for the stock split) of common stock; and (ii) confirming the right of the Company to grant awards of common stock (“Awards”) in addition to the other Stock Rights available under the 1999 Stock Plan, and providing certain language changes relating thereto. The 1999 Stock Plan replaced the Company's incentive stock option plan (the “ISO Plan”) and its non-qualified stock option plan (the “Non-Qualified Plan”), both of which expired on June 24, 1999. Unexercised options granted under the ISO Plan and the Non-Qualified Plan prior to such termination remain exercisable in accordance with their terms. Options granted under the ISO Plan generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant, and expire ten years from the date of grant. Options granted under the Non-Qualified Plan generally vested on the date of grant, and expire ten years from the date of grant.

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises.  As of December 31, 2007, the plans had 723,678 shares available for future awards.

On December 8, 2006, the Board of Directors of the Company authorized the Company to enter into Restricted Stock Purchase Agreements (the “2006 Agreements”) to purchase the Company’s common stock with the five non-employee directors and certain employees of the Company pursuant to the Company’s

1999 Stock Plan. Under the 2006 Agreements, each grantee purchased certain shares, ranging from 1,500 shares to 13,500 shares, of the Company’s common stock at the purchase price of approximately $.04 per share. The purchased stock is subject to a repurchase option in favor of the Company and to restrictions on transfer until it vests in accordance with the provisions of the Agreements.

On December 29, 2005, the Board of Directors of the Company authorized the Company to enter into Restricted Stock Purchase Agreements (the “2005 Agreements”) to purchase the Company’s common stock with the five non-employee directors of the Company pursuant to the Company’s 1999 Stock Plan. This 2005 Agreement replaces the Stock Option Plan that non-employee directors participated in in prior years. Under the 2005 Agreements, each non-employee director purchased 6,750 shares of the Company’s common stock at the purchase price of approximately $.03 per share. The purchased stock is subject to a repurchase option in favor of the Company and to restrictions on transfer until it vests in accordance with the provisions of the Agreements.

The fair value of each option award issued under the 1999 Stock Plan is estimated on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options is based on the Company’s historical experience of employees’ exercise behavior.  Dividend yields are based on the Company’s historical dividend yields.  Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

	Year Ended
Weighted Average Assumptions:	December 31, 2007	December 31, 2006	December 31, 2005
Expected Volatility	27.0%	26.4%	28.9%
Expected Term (in years)	3.7	4.5	4.8
Risk-Free Interest Rate	4.1%	3.8%	3.6%
Dividend Yield	0.3%	0.4%	0.4%

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

A summary of stock option plan activity for 2007, 2006, and 2005 for all plans is as follows:

2007	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,170	$10.13
Granted	10	18.00
Exercised	(220)	5.54
Cancelled	(16)	14.34
Outstanding at end of year	1,944	$10.66
Exercisable at end of year	1,488	$9.09

2006	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,153	$8.38
Granted	305	17.67
Exercised	(267)	4.64
Cancelled	(21)	9.64
Outstanding at end of year	2,170	$10.13
Exercisable at end of year	1,277	$7.40

2005	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	1,777	$6.21
Granted	657	13.04
Exercised	(262)	5.38
Cancelled	(19)	7.41
Outstanding at end of year	2,153	$8.38
Exercisable at end of year	1,167	$6.09

The aggregate intrinsic value for outstanding stock options was $22,786 and $15,357 at December 31, 2007 and 2006, respectively, with a weighted average remaining contractual term of 6.7 years at December 31, 2007.  Exercisable stock options at December 31, 2007 had an aggregate intrinsic value of $19,781 with a weighted average remaining contractual term of 6.2 years.

Other information pertaining to option activity during the years ended December 31, 2007 and 2006 was as follows:

	Year Ended December 31,
	2007	2006
Weighted-average fair value of options granted	$6.44	$4.91
Total intrinsic value of stock options exercised ($000s)	$2,721	$2,929

Additional information related to stock options outstanding under all plans at December 31, 2007 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$1.85 - $ 6.83	604	4.8 years	$6.18	604	$6.18
7.13 - 13.19	598	6.8 years	9.26	566	9.12
13.81 - 20.56	742	8.2 years	15.42	318	14.54
	1,944	6.7 years	$10.66	1,488	$9.09

Non-vested restricted stock activity for the years ended December 31, 2007 and 2006 is summarized below:

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2006	113	$16.40
Granted	5	18.61
Vested	-	-
Forfeited	-	-
Non-vested balance as of December 31, 2007	118	$16.49

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2005	34	$13.22
Granted	79	17.76
Vested	-	-
Forfeited	-	-
Non-vested balance as of December 31, 2006	113	$16.40

As of December 31, 2007 and 2006, there was $2,586 and $4,036, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2007, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. We estimate that share-based compensation expense for the year ended December 31, 2008 will be approximately $1,950.

STOCK SPLITS AND REPURCHASE OF COMMON STOCK

On December 8, 2006, the Board of Directors of the Company approved a three-for-two split of the Company’s common stock to be effected in the form of a stock dividend to shareholders of record on December 29, 2006. Such stock dividend was made on January 19, 2007. The stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock.

On December 15, 2005, the Board of Directors of the Company approved a three-for-two split of the Company’s common stock to be effected in the form of a stock dividend to shareholders of record on December 30, 2005. Such stock dividend was made on January 20, 2006. The stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock.

In June 1999, the board of directors authorized the repurchase of shares of the Company’s outstanding common stock over a two-year period commencing July 2, 1999.  Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 1,158,692 shares at an average cost of $2.74 per share, none of which remained in treasury at December 31, 2004.  In June 2005, the board of directors authorized another extension of the stock repurchase program for up to an additional 1,350,000 shares, over and above those 1,158,692 shares previously repurchased under the program. Under this extension, a total of 149,175 shares were purchased in 2005 at an average cost of $8.03 per share, none of which remained in treasury at December 31, 2007 or 2006.  During 2007 and 2006, no additional shares were purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Raw materials	$6,522	$4,264
Work in progress	818	143
Finished goods	8,340	5,511
Total inventories	$15,680	$9,918

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary. The reserve for inventory was $174 and $147 at December 31, 2007 and 2006, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Land	$2,152	$650
Building	15,520	11,640
Equipment	45,599	38,545
Construction in progress	3,067	1,247
	66,338	52,082
Less: Accumulated depreciation	24,258	20,769
Property, plant and equipment, net	$42,080	$31,313

Depreciation expense was $3,466, $2,842 and $2,686 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 5 - ACQUISITIONS

Akzo Nobel Acquisition

Effective April 30, 2007, pursuant to an asset purchase agreement dated March 30, 2007, the Company, through its European subsidiary, Balchem B.V., completed an acquisition of the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy (the “Akzo Nobel Acquisition”) for a purchase price, including acquisition costs, of $9,165, which excludes working capital acquired.

The Akzo Nobel Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets at the date of acquisition. The allocation of the total purchase price, including acquisition costs, was based on the estimated fair values as of April 30, 2007. The purchase price including certain working capital acquired has been allocated as follows:

Fair Value Recorded in Purchase Accounting
Property plant & equipment	$7,994
Short-term receivable	2,462
Inventories	4,323
Goodwill	1,088
Other	83
Accounts payable and accrued expenses	(8,213)
Total	$7,737

Chinook Acquisition

On March 16, 2007, the Company, through its wholly-owned subsidiary BCP Ingredients, Inc. ("BCP"), entered into an asset purchase agreement with Chinook Global Limited ("Chinook"), a privately held Ontario corporation, pursuant to which BCP acquired certain of Chinook's choline chloride business assets (the “Chinook Acquisition”) for a purchase price of approximately $29,000, which excludes working capital acquired.  The acquisition closed effective the same date.

The Chinook Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets at the date of acquisition. The allocation of the total purchase price, including acquisition costs, was based on the estimated fair values as of March 16, 2007. The purchase price including certain working capital acquired has been allocated as follows:

Fair Value Recorded in Purchase Accounting
Customer list	$29,262
Inventory	1,840
Short-term receivable	1,850
Short-term obligation	(870)
Other	73
Total	$32,155

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

Pro Forma Year Ended
December 31,
2007
Net sales	$185,188
Net earnings	16,595
Basic EPS	.93
Diluted EPS	.89

St. Gabriel Acquisition

Effective August 24, 2006, pursuant to an asset purchase agreement of the same date, the Company, through its wholly owned subsidiaries BCP Ingredients and BCP St. Gabriel, acquired from BioAdditives, LLC, CMB Additives, LLC and CMB Realty of Louisiana (the “St. Gabriel Sellers”) an animal feed grade aqueous choline chloride manufacturing facility and related assets located in St. Gabriel, Louisiana (the “St. Gabriel Acquisition”). The Company also acquired the St. Gabriel Sellers’ remaining interest in a land lease (approximately 19 years) relating to the realty upon which the acquired facility and related assets are located.  The acquisition was funded through the Company’s cash reserves. In February 2007, the facility was placed into service.

CMC Acquisition

On February 8, 2006, the Company, through its wholly owned subsidiary Balchem Minerals Corporation (“BMC”), completed an acquisition (the “CMC Acquisition”) of all of the outstanding capital stock of Chelated Minerals Corporation (“CMC”), a privately held Utah corporation, for a purchase price of $17,350, subject to adjustment based upon CMC’s actual working capital and other adjustments of approximately $500. On February 6, 2006, the Company and its principal bank entered into a Loan Agreement (the “Loan Agreement”) providing for an unsecured term loan of $10,000 (the “Term Loan”), the proceeds of which were used to fund the CMC Acquisition, in part. The remaining balance of the purchase price of the CMC Acquisition was funded through the Company’s cash reserves.  At December 31, 2006, the Term Loan had been repaid in full.

The CMC Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The allocation of the total purchase price, including acquisition costs, of CMC’s net tangible and intangible assets was based on the estimated fair values as of February 8, 2006. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The purchase price including certain working capital acquired has been allocated as follows:

Fair Value Recorded in Purchase Accounting
Accounts receivable	$884
Inventory	552
Property, plant and equipment	1,980
Current liabilities	(388)
Other long-term liabilities	(2,368)
Goodwill	11,925
Other intangible assets	5,334
Total	$17,919

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

	Pro Forma Year Ended
	December 31,
	2006	2005
Net sales	$101,639	$89,117
Net earnings	12,284	11,438
Basic EPS	.70	.66
Diluted EPS	$.67	$.63

Loders Croklaan Acquisition

Effective June 30, 2005, pursuant to an asset purchase agreement of same date, the Company acquired certain assets of Loders Croklaan USA, LLC (“Loders Croklaan”) relating to the encapsulation, agglomeration and granulation business for a purchase price before contingent consideration including acquisition costs of $9,885 plus $725 for certain product inventories and $809 for certain accounts receivable.  With the exception of $985, which was paid during the quarter ended June 30, 2005, all of such payment was made on July 1, 2005 from the Company’s cash reserves.

The Loders Croklaan Acquisition also provides for the contingent payment to Loders Croklaan by the Company of additional consideration based upon the volume of sales during the three year period following the acquisition associated with one particular product acquired by the Company. Such contingent consideration will be recorded as an additional cost of the acquisition. As of December 31, 2007, such contingent consideration of $23 has been earned and paid.

The allocation of the purchase price of the Loders Crooklaan Acquisition, subject to contingencies, has been assigned to the long-term net assets acquired as follows:

Fair Value Recorded in Purchase Accounting
Equipment	$1,436
Customer List	1,350
Patent	140
Goodwill	6,982
Total	$9,908

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

Pro Forma
Year Ended December 31,
2005
Net sales	$86,382
Net earnings	11,422
Basic EPS	.66
Diluted EPS	$.63

NOTE 6 - INTANGIBLE ASSETS WITH FINITE LIVES

As of December 31, 2007 and 2006, the Company had identifiable intangible assets as follows:

	Amortization Period (In years)	2007 Gross Carrying Amount	2007 Accumulated Amortization	2006 Gross Carrying Amount	2006 Accumulated Amortization
Customer lists	10	$34,150	$3,178	$4,888	$497
Regulatory re-registration costs	10	28	-	28	-
Patents & trade secrets	15-17	1,621	311	1,550	221
Trademarks & trade names	17	884	146	876	94
Other	5	565	162	457	75
		$37,248	$3,797	$7,799	$887

Amortization of identifiable intangible assets was approximately $2,910, $603 and $123 for 2007, 2006 and 2005, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $3,636 per annum for 2008 through 2009, approximately $3,623 per annum for 2010, approximately $3,614 per annum for 2011 and approximately $3,603 per annum for 2012. At December 31, 2007 and 2006, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in the Company’s consolidated balance sheets under Intangible assets, net.  There were no changes to the useful lives of intangible assets subject to amortization in 2007 and 2006.

At December 31, 2007, the gross carrying amount included a customer list acquired as part of the Chinook Acquisition, a customer list, trade name and trade secrets acquired as part of the CMC Acquisition, as well as a customer list and patent acquired as part of the Loders Croklaan Acquisition.

The Federal Insecticide, Fungicide and Rodenticide Act, as amended (“FIFRA”), a health and safety statute, requires that certain products within our specialty products segment must be registered with the U.S. Environmental Protection Agency (“EPA”)  because they are considered pesticides. Costs of such registration are included as regulatory re-registration costs in the table above.

NOTE 7 - LONG-TERM DEBT & CREDIT AGREEMENTS

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $10,244 (the “European Term Loan”), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 5) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At December 31, 2007, this interest rate was 5.288%.  The European Loan Agreement also provides for a short-term revolving credit facility of €2,000, translated to $2,946 as of December 31, 2007 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly. The Company has drawn down €1,500 of the European Revolving Facility as of December 31, 2007. The European Revolving Facility has a maturity date of May 1, 2008.  Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the “New Loan Agreement”) providing for an unsecured term loan of $29,000 (the “New Term Loan”), the proceeds of which were used to fund the Chinook Acquisition (see Note 5). The New Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the New Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The New Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At December 31, 2007, this interest rate was 6.027%. As of December 31, 2007, the Company has prepaid $10,000 of the New Term Loan. The New Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "New Revolving Facility"). The New Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. The Company has drawn down $1,000 of the New Revolving Facility as of December 31, 2007. The New Revolving Facility has a maturity date of May 31, 2009.  Management believes that such facility will be renewed in the normal course of business.

At December 31, 2007, we had a total of $27,986 of debt outstanding, as compared to no debt outstanding at December 31, 2006.

The Company's debt obligations, excluding revolver borrowings, as of December 31, 2007, are summarized in the table below:

	Payments due by period
	Total	Year 1	Year 2	Year 3
Long-term debt obligations	$24,777	$7,379	$7,379	$10,019

NOTE 8 - INCOME TAXES

Income tax expense consists of the following:

	2007	2006	2005
Current:
Federal	$7,983	$6,295	$4,875
State	1,299	534	763
Deferred:
Federal	(420)	(1)	541
State	(151)	(5)	58
Total income tax provision	$8,711	$6,823	$6,237

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

	2007	2006	2005
Income tax at Federal statutory rate	$8,690	$6,685	$6,017
State income taxes, net of Federal income tax benefit	603	344	534
Other	(582)	(206)	(314)
Total income tax provision	$8,711	$6,823	$6,237

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006
Deferred tax assets:
Inventories	$388	$371
Restricted stock and stock options	702	200
Other	389	145
Total deferred tax assets	1,479	716
Deferred tax liabilities:
Customer list amortization	$1,782	$1,684
Depreciation	3,886	3,873
Prepaid expense	525	583
Trade names and trademarks	239	239
Technology and trade secrets	269	269
Other	350	279
Total deferred tax liabilities	7,051	6,927
Net deferred tax liability	$5,572	$6,211

There is no valuation allowance for deferred tax assets at December 31, 2007 and 2006. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.  The amount of deferred tax asset realizable, however, could change if management’s estimate of future taxable income should change.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007.  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority.  Upon adoption of FIN 48, the Company recognized approximately a $291 decrease in its retained earnings balance.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for Unrecognized Tax Benefits
Balance at January 1, 2007	$411
Increases for tax positions of prior years	320
Decreases for tax positions of prior years	(225)
Increases for tax positions related to the current year	227
Balance at December 31, 2007	$733

All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate in such future periods.

The Company recognizes both interest and penalties as part of the income tax provision. During the year ended December 31, 2007, the Company recognized approximately $52 in interest and penalties. As of December 31, 2007, accrued interest and penalties were $130.

The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2004. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 9 - NET EARNINGS PER COMMON SHARE

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per common share:

2007	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$16,118	17,771,521	$.91

Effect of dilutive securities – stock options and restricted stock		839,011

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$16,118	18,610,532	$.87

2006	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$12,278	17,427,857	$.70

Effect of dilutive securities – stock options and restricted stock		819,384

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$12,278	18,247,241	$.67

2005	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$10,954	17,341,133	$.63

Effect of dilutive securities – stock options		743,739

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options	$10,954	18,084,872	$.61

The Company had 9,100, 307,875 and 481,500 stock options outstanding at December 31, 2007, 2006 and 2005, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10- EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) savings plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company’s common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $503 and $379 in 2007, $395 and $343 in 2006 and $326 and $276 in 2005, respectively.

The Company also currently provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The Company uses a December 31 measurement date for its postretirement medical plan.  In accordance with SFAS No. 158, the Company is required to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. On December 31, 2006, as a result of adopting SFAS No. 158, the Company recorded $0.3 million as a reduction to the benefit obligation and $0.2 million, net of tax, as a one-time adjustment to its stockholders’ equity, recorded under accumulated other comprehensive income.

The actuarial recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:
	2007	2006
Benefit obligation at beginning of year	$729	$942
Service cost with interest to end of year	29	28
Interest cost	41	39
Participant contributions	12	11
Plan amendments	-	-
Benefits paid	(57)	(20)
Actuarial (gain) or loss	51	(271)
Benefit obligation at end of year	$805	$729

Change in plan assets:
	2007	2006
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	45	9
Participant contributions	12	11
Benefits paid	(57)	(20)
Fair value of plan assets at end of year	$-	$-

Amounts recognized in consolidated balance sheet:
	2007		2006
Accumulated postretirement benefit obligation		$(805)		$(729)
Fair value of plan assets		-		-
Funded status		(805)		(729)
Unrecognized prior service cost		N/A		N/A
Unrecognized net (gain)/loss		N/A		N/A
Net amount recognized in consolidated balance sheet (after SFAS 158) (included in other long-term obligations)		$805		$729
Accrued postretirement benefit cost (included in other long-term obligations)	$	N/A	$	N/A

Components of net periodic benefit cost:
	2007	2006	2005
Service cost with interest to end of year	$29	$28	$32
Interest cost	41	39	50
Amortization of prior service cost	(18)	(18)	(18)
Amortization of (gain) or loss	(3)	(3)	3
Total net periodic benefit cost	$49	$46	$67

Estimated future employer contributions and benefit payments are as follows:

Year
2008	$41
2009	48
2010	44
2011	56
2012	45
Years 2013-2017	216

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 10 percent in 2008 declining to 5 percent in 2013 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2007 by $107 and the net periodic postretirement benefit cost for 2007 by $10. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2007 by $92 and the net periodic postretirement benefit cost for 2007 by $9. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.75% in 2007 and 2006.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In connection with the Loders Croklaan Acquisition, the Company entered into a lease agreement with Loders under which the Company leases a portion of Loders’ Channahon, Illinois facility where it principally conducted the manufacturing portion of the acquired business and utilized certain warehouse space. The initial term of the lease commenced in February, 2006 and runs through September 30, 2010, subject to earlier termination.

In February 2002, the Company entered into a ten (10) year lease which is cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which expire at various times through 2012. Rent expense charged to operations under such lease agreements for 2007, 2006 and 2005 aggregated approximately $583, $595 and $576, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at December 31, 2007 are as follows:

Year
2008	$797
2009	673
2010	212
2011	79
2012	25
Thereafter	35
Total minimum lease payments	$1,821

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company’s site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation (“NYDEC”) and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site, which was completed in 1996. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has been less than $5 per year for the period 2003 – 2007.

The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources (“MDNR”) included removal of dioxin contaminated soil and equipment, capping of areas of residual contamination in four relatively small areas of the site separate from the manufacturing facilities, and the installation of wells to monitor groundwater and surface water contamination by organic chemicals. No ground water or surface water treatment was required.  The Company believes that remediation of the site is complete.  In 1998, the EPA certified the work on the contaminated soils to be complete. In February 2000, after the conclusion of two years of monitoring groundwater and surface water, the former owner submitted a draft third party risk assessment report to the EPA and MDNR recommending no further action. The prior owner is awaiting the response of the EPA and MDNR to the draft risk assessment.

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

From time to time, the Company is a party to various litigation, claims and assessments.  Management believes that the ultimate outcome of such matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

Business Segment Net Sales:
	2007	2006	2005
Specialty Products	$33,057	$32,026	$29,433
Encapsulated/Nutritional Products	49,919	41,565	32,499
BCP Ingredients	93,225	27,314	21,163
Total	$176,201	$100,905	$83,095

Business Segment Earnings Before Income Taxes:
	2007	2006	2005
Specialty Products	$11,824	$11,315	$11,007
Encapsulated/Nutritional Products	7,194	4,200	3,217
BCP Ingredients	6,888	3,647	2,679
Interest and other income (expense)	(1,077)	(61)	288
Total	$24,829	$19,101	$17,191

Depreciation/Amortization:
	2007	2006	2005
Specialty Products	$876	$941	$1,027
Encapsulated/Nutritional Products	2,092	1,983	1,313
BCP Ingredients	3,408	521	469
Total	$6,376	$3,445	$2,809

Business Segment Assets:
	2007	2006	2005
Specialty Products	$18,583	$18,446	$19,799
Encapsulated/Nutritional Products	45,477	45,870	25,139
BCP Ingredients	85,074	20,434	14,141
Other Unallocated	5,290	7,583	16,062
Total	$154,424	$92,333	$75,141

Other unallocated assets consist of certain cash, receivables, prepaid expenses, equipment and leasehold improvements, net of accumulated depreciation, and deferred income taxes, which the Company does not allocate to its individual business segments.

Capital Expenditures:
	2007	2006	2005
Specialty Products	$307	$195	$366
Encapsulated/Nutritional Products	832	595	520
BCP Ingredients	3,730	1,489	883
Total	$4,869	$2,279	$1,769

Geographic Revenue Information:
	2007	2006	2005
United States	$132,632	$91,042	$77,355
Foreign Countries	43,569	9,863	5,740
Total	$176,201	$100,905	$83,095

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:
	2007	2006	2005
Income taxes	$6,718	$5,621	$5,133
Interest, net of capitalized interest	$1,466	$189	$8

Non-cash financing activities:
	2007	2006	2005
Dividends payable	$1,975	$1,596	$1,045

Also see Note 5 for information regarding acquisitions of assets and stock.

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In thousands, except per share data)

	2007				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$27,599	$44,371	$50,498	$53,733	$24,597	$25,100	$25,122	$26,086
Gross profit	9,741	12,182	12,609	12,398	8,222	8,800	8,673	8,311
Earnings before income taxes	5,314	6,367	6,772	6,376	4,445	4,813	4,978	4,865
Net earnings	3,441	4,065	4,457	4,155	2,858	3,055	3,151	3,214
Basic net earnings per common share	$.19	$.23	$.25	$.23	$.16	$.18	$.18	$.18
Diluted net earnings per common share	$.19	$.22	$.24	$.22	$.16	$.17	$.17	$.17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Balchem Corporation

Our audits of the consolidated financial statements and internal control over financial reporting referred to in our report dated March 17, 2008 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of Balchem Corporation and Subsidiaries, listed in the Index at Item 8 of this Form 10-K.  This schedule is the responsibility of Balchem Corporation's management.  Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/McGladrey & Pullen, LLP
New York, NY
March 17, 2008

BALCHEM CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

		Additions
Description	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts	Deductions		Balance at End of Year

Year ended December 31, 2007
Allowance for doubtful accounts	$50	$-	$-	$-		$50
Inventory reserve	147	20	7	-		174

Year ended December 31, 2006
Allowance for doubtful accounts	$50	$-	$-	$-		$50
Inventory reserve	56	91	-	-		147

Year ended December 31, 2005
Allowance for doubtful accounts	$82	$-	$-	$(32	)(a)	$50
Inventory reserve	31	25	-	-		56

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

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2007.

   Balchem Corporation, through its European subsidiary, Balchem B.V., completed an acquisition of certain assets of Akzo Nobel Chemicals S.p.A. effective April 30, 2007 (the Akzo Nobel Acquisition, as defined and described in Note 5 of our notes to consolidated financial statements in Item 8). Management’s assessment of and conclusion on the effectiveness of our internal control over financial reporting excludes the internal control over financial reporting of Balchem B.V. and Subsidiaries. The acquisition contributed approximately 17.3 percent of our net sales for the year ended December 31, 2007 and accounted for approximately 17.5 percent of our total assets as of December 31, 2007. Registrants are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year if, among other circumstances and factors, there is not adequate time between the consummation date of the acquisition and the assessment date for assessing internal controls.

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

Attestation Report of Registered Public Accounting Firm

The independent registered public accounting firm of McGladrey & Pullen, LLP, has issued an attestation report on the Company’s internal control over financial reporting, excluding internal control over financial reporting of Balchem B.V. and Subsidiaries, which is included herein.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers of the Registrant, and Corporate Governance.

(a)           Directors of the Company.

The required information is to be set forth in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) under the caption "Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(b)           Executive Officers of the Company.

The required information is to be set forth in the 2008 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance.

The required information is to be set forth in the 2008 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

(d)           Code of Ethics.

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer) and its Treasurer.  The Company’s Code of Ethics for Senior Financial Officers is filed as Exhibit 14 to this Annual Report on Form 10-K.

(e)           Corporate Governance.

The required information is to be set forth in the 2008 Proxy Statement under the caption “Corporate Governance,” which information is hereby incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item is to be set forth in the 2008 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is to be set forth in the 2008 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and of Management” and the caption “Equity Compensation Plan Information,” all of which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is set forth in the 2008 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in the 2008 Proxy Statement under the caption “Independent Auditor Fees,” which information is hereby incorporated herein by reference.

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

The following documents are filed as part of this Form 10-K:
		Form 10-K
1.	Financial Statements	Page Number

	Report of Independent Registered Public Accounting Firm	26

	Consolidated Balance Sheets as of December 31, 2007 and 2006	28

	Consolidated Statements of Earnings for the
	years ended December 31, 2007, 2006 and 2005	29

	Consolidated Statements of Stockholders' Equity
	for the years ended December 31, 2007, 2006 and 2005	30

	Consolidated Statements of Cash Flows
	for the years ended December 31, 2007, 2006 and 2005	31

	Notes to Consolidated Financial Statements	32

	Report of Independent Registered Public Accounting Firm	55

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying
	Accounts for the years ended December 31, 2007, 2006 and 2005	56

3.	Exhibits

2.1
Sale and Purchase Agreement dated March 30, 2007, by and between Balchem B.V. and Akzo Nobel Chemicals S.p.A. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 30, 2007).

2.2
Asset Purchase Agreement dated March 16, 2007, by and between BCP Ingredients, Inc. and Chinook Global Limited (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 16, 2007).

2.3
Stock Purchase Agreement dated November 2, 2005, between Balchem Minerals Corporation and Chelated Minerals Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 7, 2005).

2.4
First Amendment to Stock Purchase Agreement dated January 5, 2006, between Balchem Minerals Corporation and Chelated Minerals Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 10, 2006).

2.5
Asset Purchase Agreement dated June 30, 2005, between Balchem Corporation and Loders Croklaan USA, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 1, 2005).

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 2, 2008).

10.1
Tolling Agreement, dated March 16, 2007 between BCP Ingredients, Inc. and Chinook Global Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.2
Non-Competition Agreement, dated March 16, 2007 between BCP Ingredients, Inc. and Chinook Global Limited; Chinook Services, LLC; Chinook, LLC; Dean R. Lacy; Ronald Breen, and John N. Kennedy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.3
Loan Agreement dated March 16, 2007 by and between Bank of America, N.A. and Balchem Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.4
Promissory Note (Term Loan) dated March 16, 2007 from Balchem Corporation to Bank of America, N.A (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.5
Promissory Note (Revolving Line of Credit) dated March 16, 2007 from Balchem Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.6	Guaranty dated March 16, 2007 from BCP Ingredients, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.7	Guaranty dated March 16, 2007 from Balchem Minerals Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.8
Loan Agreement dated February 6, 2006 by and between Bank of America, N.A. and Balchem Corporation, Promissory Note dated February 6, 2006 from Balchem Corporation to Bank of America, N.A., and Amended and Restated Promissory Note (Revolving Line of Credit) dated February 6, 2006 from Balchem Corporation to Bank of America, N.A. (incorporated by reference to Exhibits 10.2, 10.3 and 10.4 to the Company’s Current Report on Form 8-K dated February 9, 2006).

10.9
Amended and Restated Guaranty dated February 6, 2006 from BCP Ingredients, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 9, 2006).

10.10
Guaranty dated February 6, 2006 from Balchem Minerals Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 9, 2006).

10.11
Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the “1998 Proxy Statement”)).*

10.12
Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-35912, dated October 25, 1996, and to the 1998 Proxy Statement).

10.13	Balchem Corporation Amended and Restated 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.14
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.15
Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)). *

10.16	Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

10.17
Process and Product License Agreement dated November 7, 2005, between Balchem Corporation and Project Management and Development Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 14, 2005).

10.18	Form of Restricted Stock Purchase Agreement for Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 30, 2005).

14.	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 15, 2004 for the year ended December 31, 2003).

21.	Subsidiaries of Registrant.

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*             Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2008	BALCHEM CORPORATION
By:/s/ Dino A. Rossi
Dino A. Rossi, Chairman, President, and
Chief Executive Officer

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dino A. Rossi
Dino A. Rossi, Chairman, President,
Chief Executive Officer, and Director (Principal Executive Officer)
Date: March 17, 2008

/s/ Francis J. Fitzpatrick
Francis J. Fitzpatrick, Chief Financial
Officer and Treasurer (Principal Financial and Principal Accounting Officer)
Date: March 17, 2008

/s/ Hoyt Ammidon, Jr.
Hoyt Ammidon, Jr., Director
Date: March 17, 2008

/s/ Edward L. McMillan
Edward L. McMillan, Director
Date: March 17, 2008

/s/ Kenneth P. Mitchell
Kenneth P. Mitchell, Director
Date: March 17, 2008

Perry W. Premdas, Director
Date: March 17, 2008

/s/ Dr. John Televantos
Dr. John Televantos, Director
Date: March 17, 2008

/s/ Dr. Elaine Wedral
Dr. Elaine Wedral, Director
Date: March 17, 2008

EXHIBIT INDEX
Exhibit
Number  Description

2.1
Sale and Purchase Agreement dated March 30, 2007, by and between Balchem B.V. and Akzo Nobel Chemicals S.p.A. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 30, 2007).

2.2
Asset Purchase Agreement dated March 16, 2007, by and between BCP Ingredients, Inc. and Chinook Global Limited (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 16, 2007).

2.3
Stock Purchase Agreement dated November 2, 2005, between Balchem Minerals Corporation and Chelated Minerals Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 7, 2005).

2.4
First Amendment to Stock Purchase Agreement dated January 5, 2006, between Balchem Minerals Corporation and Chelated Minerals Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 10, 2006).

2.5
Asset Purchase Agreement dated June 30, 2005, between Balchem Corporation and Loders Croklaan USA, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 1, 2005).

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 2, 2008).

10.1
Tolling Agreement, dated March 16, 2007 between BCP Ingredients, Inc. and Chinook Global Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.2
Non-Competition Agreement, dated March 16, 2007 between BCP Ingredients, Inc. and Chinook Global Limited; Chinook Services, LLC; Chinook, LLC; Dean R. Lacy; Ronald Breen, and John N. Kennedy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.3
Loan Agreement dated March 16, 2007 by and between Bank of America, N.A. and Balchem Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.4
Promissory Note (Term Loan) dated March 16, 2007 from Balchem Corporation to Bank of America, N.A (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.5
Promissory Note (Revolving Line of Credit) dated March 16, 2007 from Balchem Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.6	Guaranty dated March 16, 2007 from BCP Ingredients, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.7	Guaranty dated March 16, 2007 from Balchem Minerals Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated March 16, 2007).

10.8
Loan Agreement dated February 6, 2006 by and between Bank of America, N.A. and Balchem Corporation, Promissory Note dated February 6, 2006 from Balchem Corporation to Bank of America, N.A., and Amended and Restated Promissory Note (Revolving Line of Credit) dated February 6, 2006 from Balchem Corporation to Bank of America, N.A. (incorporated by reference to Exhibits 10.2, 10.3 and 10.4 to the Company’s Current Report on Form 8-K dated February 9, 2006).

10.9
Amended and Restated Guaranty dated February 6, 2006 from BCP Ingredients, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 9, 2006).

10.10
Guaranty dated February 6, 2006 from Balchem Minerals Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 9, 2006).

10.11
Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company's 1998 Annual Meeting of Stockholders (the “1998 Proxy Statement”)).*

10.12
Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-35912, dated October 25, 1996, and to the 1998 Proxy Statement).

10.13	Balchem Corporation Amended and Restated 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.14
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.15
Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)). *

10.16	Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

10.17
Process and Product License Agreement dated November 7, 2005, between Balchem Corporation and Project Management and Development Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 14, 2005).

10.18	Form of Restricted Stock Purchase Agreement for Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 30, 2005).

14.	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 15, 2004 for the year ended December 31, 2003).

21.	Subsidiaries of Registrant.

23.1         Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

31.1         Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2         Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*             Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.