Form 10-Q
period 2008-03-31
BALCHEM CORP
filed 2008-05-09
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of
☒	the Securities Exchange Act of 1934
For The Quarterly Period Ended March 31, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 5, 2008 the registrant had 18,117,111 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1. Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
Unaudited

Assets	March 31, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$3,922	$2,307
Accounts receivable, net	29,838	29,640
Inventories	18,841	15,680
Prepaid expenses	1,727	2,456
Deferred income taxes	620	515
Other current assets	1,652	1,871
Total current assets	56,600	52,469

Property, plant and equipment, net	43,065	42,080

Goodwill	26,376	26,363
Intangible assets with finite lives, net	32,561	33,451
Other assets	66	61
Total assets	$158,668	$154,424

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$10,073	$11,190
Accrued expenses	11,737	10,516
Customer deposits and other deferred revenue	-	42
Current portion of long-term debt	7,493	7,379
Dividends payable	-	1,975
Income tax payable	4,432	2,019
Revolver borrowings	3,160	3,209

Total current liabilities	36,895	36,330

Long-term debt	15,146	17,398
Deferred income taxes	5,939	6,087
Other long-term obligations	1,569	1,529
Total liabilities	59,549	61,344

Commitments and contingencies (note 13)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000
shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 25,000,000 shares; 18,106,189 shares issued and outstanding at March 31, 2008 and 17,979,353 shares issued and outstanding at
December 31, 2007	812	804
Additional paid-in capital	15,672	14,286
Retained earnings	82,481	77,840
Accumulated other comprehensive income	154	150
Total stockholders' equity	99,119	93,080

Total liabilities and stockholders' equity	$158,668	$154,424

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$56,861	$27,599

Cost of sales	43,378	17,858

Gross margin	13,483	9,741

Operating expenses:
Selling expenses	3,319	2,128
Research and development expenses	782	569
General and administrative expenses	1,978	1,702
	6,079	4,399

Earnings from operations	7,404	5,342

Other expenses (income):
Interest income	(25)	(45)
Interest expense	323	84
Other, net	(85)	(11)

Earnings before income tax expense	7,191	5,314

Income tax expense	2,550	1,873

Net earnings	$4,641	$3,441

Net earnings per common share - basic	$0.26	$0.19

Net earnings per common share - diluted	$0.25	$0.19

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net earnings	$4,641	$3,441

Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	1,901	952
Shares issued under employee benefit plans	140	130
Deferred income taxes	(244)	(168)
Foreign currency transaction (gain) loss	(88)	-
Stock compensation expense	622	392
Gain on sale of equipment	-	(11)
Changes in assets and liabilities net of effects of acquisition:
Accounts receivable	421	(2,244)
Inventories	(2,891)	(692)
Prepaid expenses and other current assets	1,058	180
Income taxes	2,364	1,573
Customer deposits and other deferred revenue	(42)	(329)
Accounts payable and accrued expenses	(673)	(40)
Other long-term obligations	23	13
Net cash provided by operating activities	7,232	3,197

Cash flows from investing activities:
Capital expenditures	(1,236)	(649)
Proceeds from sale of property, plant and equipment	-	11
Intangible assets acquired	(17)	(116)
Acquisition of assets	(14)	(32,085)
Net cash used in investing activities	(1,267)	(32,839)

Cash flows from financing activities:
Proceeds from long-term borrowings	-	29,000
Revolver borrowings	735	-
Revolver repayments	(1,000)	-
Principal payments on long-term debt	(2,851)	-
Proceeds from stock options & warrants exercised	413	353
Excess tax benefits from stock compensation	217	386
Dividends paid	(1,975)	(1,596)
Net cash (used in) provided by financing activities	(4,461)	28,143

Effect of exchange rate changes on cash	111	-

Increase (decrease) in cash and cash equivalents	1,615	(1,499)

Cash and cash equivalents beginning of period	2,307	5,189
Cash and cash equivalents end of period	$3,922	$3,690

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net earnings	$4,641	$3,441

Other comprehensive income, net of tax:

Unfunded postretirement benefit plan - prior service cost and gain
amortized during period	(5)	(3)

Other	9	3

Comprehensive income	$4,645	$3,441

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2007 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2007. References in this report to the “Company” mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including BCP Ingredients, Inc., Balchem Minerals Corporation, and Balchem B.V., on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). The Company’s results for the three months ended March 31, 2008 and 2007 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cost of sales	$66	$44
Operating expenses	556	348
Net earnings	(412)	(269)
Basic earnings per common share	(0.02)	(0.02)
Diluted earnings per common share	$(0.02)	$(0.01)

As required by SFAS 123R, the Company has made an estimate of expected forfeitures, based on its historical experience, and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

Additionally, since adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $217 and $386 for the three months ended March 31, 2008 and 2007, respectively.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2008, the plans had 343,328 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2008 and 2007 is summarized below:

For the three months ended March 31, 2008	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2007	1,944	$10.66	$22,786
Granted	307	20.41
Exercised	(47)	8.78
Expired	-	-
Forfeited	-	-
Outstanding as of March 31, 2008	2,204	$12.05	$23,947	6.9
Exercisable as of March 31, 2008	1,456	$9.12	$20,088	6.0

For the three months ended March 31, 2007	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2006	2,170	$10.13	$15,357
Granted	-	-
Exercised	(101)	3.49
Expired	-	-
Forfeited	(4)	13.65
Outstanding as of March 31, 2007	2,065	$10.45	$14,920	7.3
Exercisable as of March 31, 2007	1,187	$7.77	$11,770	6.3

SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.4% and 0.3%; expected volatilities of 33% and 27%; risk-free interest rates of 3.7% and 4.1%; and expected lives of 3.4 and 3.7, in each case for the three months ended March 31, 2008 and 2007, respectively.

The Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. Expected volatility is based on the Company’s historical volatility levels. Dividend yields are based on the Company’s historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Other information pertaining to option activity during the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
Weighted-average fair value of options granted	$6.38	$	N/A
Total intrinsic value of stock options exercised ($000s)	$610		$1,201

Non-vested restricted stock activity for the three months ended March 31, 2008 and 2007 is summarized below:

Three Months ended March 31, 2008	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2007	118	$16.49
Granted	73	20.77
Vested	-	-
Forfeited	-	-
Non-vested balance as of March 31, 2008	191	$18.10

Three Months ended March 31, 2007	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2006	113	$16.40
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested balance as of March 31, 2007	113	$16.40

As of March 31, 2008 and 2007, there was $5,347 and $3,619, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2008, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2008 will be approximately $2,343.

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

In June 2005, the board of directors approved an extension of and an increased authorization to the Company’s stock repurchase program. The total authorization under this program is 2,508,692 shares. Since the inception of the program, a total of 1,307,867 shares have been purchased, none of which remained in treasury at March 31, 2008 or 2007.  During the three months ended March 31, 2008, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 – ACQUISITIONS

Akzo Nobel Acquisition

Effective April 30, 2007, pursuant to an asset purchase agreement dated March 30, 2007 (the “Akzo Nobel Asset Purchase Agreement”), the Company, through its European subsidiary, Balchem B.V., completed an acquisition of the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy (the “Akzo Nobel Acquisition”) for a purchase price, including acquisition costs, of approximately $7,750.

The Akzo Nobel Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets at the date of acquisition. The allocation of the total purchase price, including acquisition costs, was based on the estimated fair values as of April 30, 2007. The purchase price has been allocated as follows:

Fair Value Recorded in Purchase Accounting
Property plant & equipment	$7,994
Short-term receivable	2,462
Inventories	4,323
Goodwill	1,101
Other	83
Accounts payable and accrued expenses	(8,213)
Total	$7,750

Chinook Acquisition

On March 16, 2007, the Company, through its wholly-owned subsidiary BCP Ingredients, Inc. ("BCP"), entered into an asset purchase agreement (the "Asset Purchase Agreement") with Chinook Global Limited ("Chinook"), a privately held Ontario corporation, pursuant to which BCP acquired certain of Chinook's choline chloride business assets (the “Chinook Acquisition”) for a purchase price, including acquisition costs, of approximately $33,025.  The acquisition closed effective the same date.

The Chinook Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets at the date of acquisition. The allocation of the total purchase price, including acquisition costs, was based on the estimated fair values as of March 16, 2007. The purchase price has been allocated as follows:

Fair Value Recorded in Purchase Accounting
Customer list	$29,262
Inventory	1,840
Short-term receivable	1,850
Other	73
Total	$33,025

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

The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the Chinook Acquisition had occurred at the beginning of the period presented and is not intended to be a projection of future results.

Pro Forma Three Months Ended
March 31,
2007
Net sales	$36,586
Net earnings	3,916
Basic EPS	.22
Diluted EPS	.21

NOTE 4 - INVENTORIES

Inventories at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials	$7,100	$6,522
Work in progress	236	818
Finished goods	11,505	8,340
Total inventories	$18,841	$15,680

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Land	$2,261	$2,152
Building	15,835	15,520
Equipment	46,390	45,599
Construction in progress	3,855	3,067
	68,341	66,338
Less: Accumulated depreciation	25,276	24,258
Net property, plant and equipment	$43,065	$42,080

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $26,376 and $26,363 at March 31, 2008 and December 31, 2007, respectively, subject to the provisions of SFAS Nos. 141 and 142. For the three months ended March 31, 2008, the increase in goodwill is primarily attributable to the cost in excess of net assets acquired from the Akzo Nobel Acquisition, as described in Note 3.

As of March 31, 2008 and December 31, 2007, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $37,267 and $37,248, respectively, less accumulated amortization of $4,706 and $3,797, respectively.  For the three months ended March 31, 2008, the increase in the gross carrying amount is primarily attributable to patent and trademark costs.

Identifiable intangible assets with finite lives at March 31, 2008 and December 31, 2007 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 3/31/08	Accumulated Amortization at 3/31/08	Gross Carrying Amount at 12/31/07	Accumulated Amortization at 12/31/07
Customer lists	10	$34,150	$4,031	$34,150	$3,178
Regulatory re-registration costs	10	28	1	28	-
Patents & trade secrets	15-17	1,632	335	1,621	311
Trademarks & trade names	17	890	159	884	146
Other	5	567	180	565	162
		$37,267	$4,706	$37,248	$3,797

Amortization of identifiable intangible assets was $909 for the first three months of 2008. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2008 is $2,732 and approximately $3,600 per annum for 2009 through 2013. At March 31, 2008, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2008.

NOTE 7 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended March 31, 2008	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$4,641	17,901,739	$.26

Effect of dilutive securities – stock options and restricted stock		951,741

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$4,641	18,853,480	$.25

Three months ended March 31, 2007	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$3,441	17,686,624	$.19

Effect of dilutive securities – stock options and restricted stock		697,908

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$3,441	18,384,532	$.19

The Company had stock options covering 315,200 and 384,525 shares at March 31, 2008 and 2007, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 8 – INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007.  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority.  Upon adoption of FIN 48, the Company recognized approximately a $291 decrease in its retained earnings balance.  The charge before federal tax benefits was $411. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2008 was approximately $130 and is included in other long-term obligations. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2004. There was not a significant change in the liabilities for unrecognized tax benefits during the three months ended March 31, 2008.

NOTE 9 - SEGMENT INFORMATION

Effective with the quarter ending March 31, 2008, the Company has realigned its business segment reporting structure to more appropriately reflect the internal management of the businesses, largely due to the impact of the recent acquisitions of 2007. The Company will continue to report three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health. Changes to the reporting segments are as follows: chelated minerals and specialty nutritional products for the animal health industry, formerly reported as a part of the encapsulated/nutritional products segment, are now combined with the choline business (formerly BCP Ingredients) into a consolidated Animal Nutrition & Health segment. The encapsulated/nutritional products segment has been renamed Food, Pharma & Nutrition, focusing on human health. There are no changes to the Specialty Products segment. Net sales and earnings before income taxes have been reclassified for all periods presented to reflect the segment changes.

Business Segment Net Sales:

	Three Months Ended
	March 31
	2008	2007
Specialty Products	$8,450	$8,061
Food, Pharma & Nutrition	9,289	7,212
Animal Nutrition & Health	39,122	12,326
Total	$56,861	$27,599

Business Segment Earnings Before Income Taxes:

	Three Months Ended
	March 31,
	2008	2007
Specialty Products	$2,598	$2,903
Food, Pharma & Nutrition	1,528	326
Animal Nutrition & Health	3,278	2,113
Interest and other expense	(213)	(28)
Total	$7,191	$5,314

The following table summarizes domestic (U.S.) and foreign sales for the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended
	March 31,
	2008	2007
Domestic	$35,028	$24,405
Foreign	21,833	3,194
Total	$56,861	$27,599

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2008 and 2007 for income taxes and interest is as follows:

	Three months ended
	March 31,
	2008	2007
Income taxes	$296	$82
Interest	$323	$84

Other supplemental non-cash transactions resulting from acquisitions are described in Notes 3 and 11.

NOTE 11 – LONG-TERM DEBT AND CREDIT AGREEMENTS

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of €7,500, translated to $11,850 as of March 31, 2008 (the “European Term Loan”), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 3) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At March 31, 2008, this interest rate was 5.63%.  At March 31, 2008, the European Term Loan had an outstanding balance of €6,607, translated to $10,439. The European Loan Agreement also provided for a short-term revolving credit facility of €2,000, translated to $3,160 as of March 31, 2008 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly. The Company has drawn down the European Revolving Facility in full as of March 31, 2008.  The European Revolving Facility has been renewed for a period of one year as of May 1, 2008.  As part of this renewal, the European Loan Agreement was amended to increase the European Revolving Facility to €3,000.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the “Loan Agreement”) providing for an unsecured term loan of $29,000 (the “Term Loan”), the proceeds of which were used to fund the Chinook Acquisition (see Note 3). The Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At March 31, 2008, this interest rate was 3.82%. As of March 31, 2008, the Company has prepaid $11,000 of the Term Loan. At March 31, 2008, the Term Loan had an outstanding balance of $12,200. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts are outstanding on the Revolving Facility as of the date hereof. The Revolving Facility has a maturity date of May 31, 2009.  Management believes that such facility will be renewed in the normal course of business.

NOTE 12 - EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the three months ended March 31, 2008 and March 31, 2007 was as follows:

	2008	2007
Service cost	$8	$7
Interest cost	11	10
Expected return on plan assets	-	-
Amortization of transition obligation	-	-
Amortization of prior service cost	(4)	(5)
Amortization of gain	-	(1)
Net periodic benefit cost	$15	$11

The amount recorded on the Company’s balance sheet as of March 31, 2008 for this obligation is $823. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

As part of the June 30, 2005 acquisition of certain assets relating to the encapsulation, agglomeration and granulation business of Loders Croklaan USA, LLC, the Company entered into a lease agreement with Loders under which the Company leases a portion of Loders’ Channahon, Illinois facility where it principally conducted the manufacturing portion of the acquired business and utilized certain warehouse space. The initial term of the lease commenced in February, 2006 and runs through September 30, 2010, subject to earlier termination.

In February 2002, the Company entered into a ten (10) year lease which is cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which expire at various times through 2013. Rent expense charged to operations under such lease agreements for the three months ended March 31, 2008 and 2007 aggregated approximately $223 and $169, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at March 31, 2008 are as follows:

Year
April 1, 2008 to December 31, 2008	$634
2009	723
2010	272
2011	139
2012	59
Thereafter	35
Total minimum lease payments	$1,862

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

NOTE 14 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2007, FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The Company has adopted the provisions of EITF 07-3 as of January 1, 2008 and it did not have a material impact on its financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has adopted the provisions of this statement as of January 1, 2008 and it did not have a material impact on its financial condition or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

Overview

We develop, manufacture, distribute and market specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health and medical device sterilization industries. Our reportable segments are strategic businesses that offer products and services to different markets. Effective with the quarter ending March 31, 2008, the Company has realigned its business segment reporting structure to more appropriately reflect the internal management of the businesses, largely due to the impact of acquisitions in 2007. The Company will continue to report three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health. Changes to the reporting segments are as follows: chelated minerals and specialty nutritional products for the animal health industry, formerly reported as a part of the encapsulated/nutritional products segment, are now combined with the choline business (formerly BCP Ingredients) into a consolidated Animal Nutrition & Health segment. The encapsulated/nutritional products segment has been renamed Food, Pharma & Nutrition, focusing on human health. There are no changes to the Specialty Products segment. Business segment net sales and earnings from operations have been reclassified for all periods presented to reflect the segment changes.

Specialty Products

Our Specialty Products segment operates in industry as ARC Specialty Products.

Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Our 100% ethylene oxide product is distributed in uniquely designed, recyclable, double-walled, stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Transportation.  Our inventory of these specially built drums, along with our two filling facilities, represents a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are our principal customers for this product. In addition, we also sell single use canisters with 100% ethylene oxide for use in medical device sterilization. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

We sell two other products, propylene oxide and methyl chloride, principally to customers seeking smaller (as opposed to bulk) quantities and whose requirements include timely delivery and safe handling. Propylene oxide uses can include fumigation in spice treatment, various chemical synthesis applications, to make paints more durable, and for manufacturing specialty starches and textile coatings.  Methyl chloride is used as a raw material in specialty herbicides, fertilizers, pharmaceuticals, malt and wine preservers.

Food, Pharma & Nutrition

The Food, Pharma & Nutrition (“FP&N”) segment provides microencapsulation, granulation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life.  Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also market human grade choline nutrient products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The FP&N portfolio also includes granulated calcium carbonate products, primarily used in, or in conjunction with, novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies in the United States.

Animal Nutrition & Health

Our Animal Nutrition & Health (“AN&H”) segment provides the animal nutrition market with nutritional products derived from our encapsulation and chelation technologies in addition to basic choline chloride.  Commercial sales of REASHURE® Choline, an encapsulated choline product that boosts health and milk production in transition and early lactation dairy cows, delivers nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels during certain weeks preceding and following calving, commonly referred to as the “transition period” of the animal. Also, we market NITROSHURETM, an encapsulated urea supplement for lactating dairy cows that is designed to create a slow-release nitrogen source for the rumen, allowing for greater flexibility in feed rations for dairy nutritionists and producers, and NIASHURETM, our microencapsulated niacin product for dairy cows delivering niacin more efficiently and helping to fight heat stress, and chelated mineral supplements for use in animal feed throughout the world. Our proprietary chelation technology provides enhanced nutrient absorption for various species of domestic and companion animals.  AN&H also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold on both dry and aqueous forms, plays a vital role in the metabolism of fat and the building and maintaining of cell structures. Choline deficiency can result in, among other symptoms, reduced growth and perosis in poultry, and fatty liver, kidney necrosis and general poor health condition in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications. AN&H also manufactures and sells methylamines.  Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

We sell products for all three segments through our own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three months ended March 31, 2008 and March 31, 2007:

Business Segment Net Sales:
	Three Months Ended
	March 31
	2008	2007
Specialty Products	$8,450	$8,061
Food, Pharma & Nutrition	9,289	7,212
Animal Nutrition & Health	39,122	12,326
Total	$56,861	$27,599

Business Segment Earnings From Operations:
	Three Months Ended
	March 31,
	2008	2007
Specialty Products	$2,598	$2,903
Food, Pharma & Nutrition	1,528	326
Animal Nutrition & Health	3,278	2,113
Total	$7,404	$5,342

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Net Sales

Net sales for the three months ended March 31, 2008 were $56,861, as compared with $27,599 for the three months ended March 31, 2007, an increase of $29,262 or 106.0%. Net sales for the Specialty Products segment were $8,450 for the three months ended March 31, 2008, as compared with $8,061 for the three months ended March 31, 2007, an increase of $389 or 4.8%. This increase was principally due to an increase in sales volume, along with price increases for products in this segment.  Net sales for the Food, Pharma & Nutrition segment were $9,289 for the three months ended March 31, 2008 compared with $7,212 for the three months ended March 31, 2007, an increase of $2,077 or 28.8%.  This result was driven principally by increased sales of pharmaceutical-grade calcium and nutritional products, as well as increased product sales in both the domestic and international food markets.  Net sales of $39,122 were realized for the three months ended March 31, 2008 for the Animal Nutrition & Health segment, as compared with $12,326 for the prior year comparable quarter, an increase of $26,796 or 217.4%.  This result reflects sales of approximately $25,000 from the customer list acquisition of Chinook Group Limited (“Chinook”) and from the Akzo Nobel Acquisition, as described in note 3.  Sales of our specialty animal nutrition and health products targeted for ruminant production animals, and companion animals increased 32% in this period or equal to 5% of the overall AN&H growth.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 were $6,079, as compared to $4,399 for the three months ended March 30, 2007, an increase of $1,680 or 38.2%.  This $1,680 increase was due primarily to $736 of additional amortization expense, plus sales and technical personnel expense associated with the Chinook and Akzo Nobel acquisitions, as well as increased accounting, tax, and non-cash stock-based compensation recognition. We also incurred approximately $164 of commercial development expenses toward our pharmaceutical market initiatives in the quarter.  With these increases, operating expenses were 10.7% of sales or 5.2 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable quarter.  During the three months ended March 31, 2008 and 2007, the Company spent $782 and $569, respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for the three months ended March 31, 2008 increased to $7,404 compared to $5,342 for the comparative quarter ended March 31, 2007, an increase of $2,062 or 38.6%, due largely to the above-noted increase in sales.. Earnings from operations for the Specialty Products segment were $2,598, a decrease of $305 or 10.5%, as increases in sales volume and modest sales price increases were offset by even higher raw material costs and the previously-noted increased accounting, tax, and non-cash stock-based compensation recognition.  Earnings from operations for Food, Pharma & Nutrition were $1,528, an increase of $1,202 or 368.7%, due largely to increased sales of pharmaceutical-grade calcium and nutritional products, as well as increased volumes sold in both the domestic and international food markets.  Earnings from operations for Animal Nutrition & Health, while unfavorably impacted by certain petro-chemical raw material cost increases, improved to $3,278, an increase of $1,165 or 55.1%, and were favorably affected by the acquisitions, previously-noted increased sales volumes, and improved productivity.

Earnings from operations as a percentage of sales (“operating margin”) for the three months ended March 31, 2008 decreased to 13.0% compared to 19.4% for the comparative quarter ended March 31, 2007, principally a result of the previously-noted acquisition-related sales which carry a lower profit margin than the Company’s other business segments. In addition, despite the implementation of price increases, we were not able to fully recover cost increases in certain petro-chemical raw materials, which continued or trended up within the quarter. We continue to work on integration efficiencies, which, along with expected growth in specialty animal nutrition and health products, should result in improved operating margins in the Animal Nutrition and Health segment, although the Company does not expect to see operating margins in this segment return to pre-acquisition levels in the near term.

Other Expenses (Income)

Interest income for the three months ended March 31, 2008 totaled $25 as compared to $45 for the three months ended March 31, 2007.  Interest expense was $323 for the three months ended March 31, 2008 compared to $84 for the three months ended March 31, 2007.  This increase is attributable to the increase in average current and long-term debt resulting from the aforementioned Chinook and Akzo Nobel acquisitions.  Other income of $85 for the three months ended March 31, 2008 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 was 35.5% and 35.2%, respectively.  This increase in the effective tax rate is primarily attributable to a change in allocation relating to state income taxes.

Net Earnings

Primarily as a result of the above-noted increase in sales and the noted raw material and operating expense increases, net earnings were $4,641 for the three months ended March 31, 2008, as compared with $3,441 for the three months ended March 31, 2007, an increase of 34.9%.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

As part of the June 30, 2005 acquisition of certain assets relating to the encapsulation, agglomeration and granulation business of Loders Croklaan USA, LLC, the asset purchase agreement provides for the contingent payment by the Company of additional consideration based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition.  Such contingent consideration, if and when paid, will be recorded as an additional cost of the acquired product lines.  No such contingent consideration has been earned or paid in 2008.

The Company's other contractual obligations and commitments principally include obligations associated with future minimum non-cancelable operating lease obligations (including for the headquarters office space entered into in 2002), long-term debt obligations and purchase obligations principally related to open purchase orders for inventory not yet received or recorded on our balance sheet.

The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

During the first quarter of 2008, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash

Cash and cash equivalents increased to $3,922 at March 31, 2008 from $2,307 at December 31, 2007 primarily resulting from the information detailed below.  Working capital amounted to $19,705 at March 31, 2008 as compared to $16,139 at December 31, 2007, an increase of $3,566.

Operating Activities

Cash flows from operating activities provided $7,232 for the three months ended March 31, 2008 compared to $3,197 for the three months ended March 31, 2007.  The increase in cash flows from operating activities was primarily due to an increase in net earnings, accounts receivable collections, depreciation and amortization, stock compensation expense and income taxes payable combined with a decrease in prepaid expenses. The aforementioned increase in cash flows was partially offset by an increase in inventories and a decrease in accounts payable and accrued expenses.

Investing Activities

Capital expenditures were $1,236 for the three months ended March 31, 2008 compared to $649 for the three months ended March 31, 2007. Assets acquired during the quarter ended March 31, 2007 totaled $32,085, which was principally related to the Chinook Acquisition (see note 3).

Financing Activities

The Company has a board of directors approved stock repurchase program. The total authorization under this program is 2,508,692 shares. Since the inception of the program, a total of 1,307,867 shares have been purchased, none of which remained in treasury at March 31, 2008 or 2007.  During the three months ended March 31, 2008, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of €7,500, translated to $11,850 as of March 31, 2008 (the “European Term Loan”), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 3) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At March 31, 2008, this interest rate was 5.63%.  At March 31, 2008, the European Term Loan had an outstanding balance of €6,607, translated to $10,439. The European Loan Agreement also provided for a short-term revolving credit facility of €2,000, translated to $3,160 as of March 31, 2008 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly. The Company has drawn down the European Revolving Facility in full as of March 31, 2008.  The European Revolving Facility has been renewed for a period of one year as of May 1, 2008.  As part of this renewal, the European Loan Agreement was amended to increase the European Revolving Facility to €3,000.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the “Loan Agreement”) providing for an unsecured term loan of $29,000 (the “Term Loan”), the proceeds of which were used to fund the Chinook Acquisition (see Note 3). The Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At March 31, 2008, this interest rate was 3.82%. As of March 31, 2008, the Company has prepaid $11,000 of the Term Loan. At March 31, 2008, the Term Loan had an outstanding balance of $12,200. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts were outstanding on the Revolving Facility as of March 31, 2008. The Revolving Facility has a maturity date of May 31, 2009.  Management believes that such facility will be renewed in the normal course of business.

Proceeds from stock options exercised totaled $413 and $353 for the three months ended March 31, 2008 and 2007, respectively. Dividend payments were $1,975 and $1,596 for the three months ended March 31, 2008 and 2007, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of March 31, 2008 for this obligation is $823. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2007 Annual Report on Form 10-K, during the three months ended March 31, 2008.

Related Party Transactions

The Company was not engaged in related party transactions during the three months ended March 31, 2008 and all transactions of the Company during such period were at arms length.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts.  Accordingly, we believe we have limited exposure to market risk for changes in interest rates.  The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes.  As of March 31, 2008, the Company’s borrowings were under a bank term loan bearing interest at LIBOR plus 1.00%, a second bank term loan bearing interest at EURIBOR plus 1.00%, and a revolving line of credit bearing interest at EURIBOR plus 1.25%.  A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at March 31, 2008, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $258. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 4.        Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures (including its internal controls and procedures.)

Based upon management’s evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in identifying the information required to be disclosed in the Company’s periodic reports filed with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q, and ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Balchem Corporation, through its European subsidiary, Balchem B.V., completed an acquisition of certain assets of Akzo Nobel S.p.A. (the Akzo Nobel Acquisition, as defined and described in Note 3 of our notes to condensed consolidated financial statements). Management’s assessment of and conclusion on the effectiveness of the Company’s disclosure controls and procedures (including its internal controls and procedures) excludes the internal control over financial reporting of Balchem B.V. and Subsidiaries. The acquisition contributed approximately 19.9 percent of our net sales for the quarter ended March 31, 2008 and accounted for approximately 18.1 percent of our total assets as of March 31, 2008. Registrants are permitted to exclude acquisitions from their assessment of the effectiveness of the Company’s disclosure controls and procedures (including its internal controls and procedures) during the first year if, among other circumstances and factors, there is not adequate time between the consummation date of the acquisition and the assessment date for assessing internal controls.

    (b)   Changes in Internal Controls

During the most recent fiscal quarter, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

BALCHEM CORPORATION

By: /s/ Dino A. Rossi
Dino A. Rossi, Chairman, President and
Chief Executive Officer

Date: May 9, 2008

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.