Form 10-Q
period 2008-06-30
BALCHEM CORP
filed 2008-08-05
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of
☒	the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2008
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
Yes ☐ No ☑

As of August 1, 2008 the registrant had 18,175,909 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1. Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
Unaudited

Assets	June 30, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$2,642	$2,307
Accounts receivable, net	35,500	29,640
Inventories	19,398	15,680
Prepaid expenses	1,465	2,456
Deferred income taxes	548	515
Other current assets	1,779	1,871
Total current assets	61,332	52,469

Property, plant and equipment, net	43,630	42,080

Goodwill	26,398	26,363
Intangible assets with finite lives, net	31,710	33,451
Other assets	66	61
Total assets	$163,136	$154,424

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$13,439	$11,190
Accrued expenses	10,949	10,516
Customer deposits and other deferred revenue	-	42
Current portion of long-term debt	7,493	7,379
Dividends payable	-	1,975
Income taxes payable	1,799	2,019
Revolver borrowings	4,770	3,209
Total current liabilities	38,450	36,330

Long-term debt	11,773	17,398
Deferred income taxes	5,879	6,087
Other long-term obligations	1,579	1,529
Total liabilities	57,681	61,344

Commitments and contingencies (note 13)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000
shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 18,165,868 shares issued and outstanding at June 30, 2008 and 17,979,353 shares issued and outstanding at
December 31, 2007	817	804
Additional paid-in capital	17,265	14,286
Retained earnings	87,205	77,840
Accumulated other comprehensive income	168	150
Total stockholders' equity	105,455	93,080

Total liabilities and stockholders' equity	$163,136	$154,424

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$62,901	$44,371	$119,762	$71,970

Cost of sales	49,950	32,189	93,328	50,047

Gross margin	12,951	12,182	26,434	21,923

Operating expenses:
Selling expenses	3,068	3,194	6,387	5,322
Research and development expenses	701	615	1,483	1,184
General and administrative expenses	1,942	1,584	3,920	3,286
	5,711	5,393	11,790	9,792

Earnings from operations	7,240	6,789	14,644	12,131

Other expenses (income):
Interest income	(24)	(29)	(49)	(74)
Interest expense	247	527	570	611
Other, net	16	(76)	(69)	(87)

Earnings before income tax expense	7,001	6,367	14,192	11,681

Income tax expense	2,277	2,302	4,827	4,175

Net earnings	$4,724	$4,065	$9,365	$7,506

Net earnings per common share - basic	$0.26	$0.23	$0.52	$0.42

Net earnings per common share - diluted	$0.25	$0.22	$0.50	$0.41

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net earnings	$9,365	$7,506

Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	3,832	2,761
Shares issued under employee benefit plans	252	235
Deferred income taxes	(230)	(164)
Foreign currency transaction (gain) loss	(81)	-
Stock compensation expense	1,244	784
Gain on sale of equipment	-	(11)
Other	-	10
Changes in assets and liabilities net of effects of acquisition:
Accounts receivable	(5,198)	(10,174)
Inventories	(3,458)	(702)
Prepaid expenses and other current assets	1,218	218
Income taxes	(278)	458
Customer deposits and other deferred revenue	(42)	(590)
Accounts payable and accrued expenses	1,884	1,475
Other long-term obligations	31	436
Net cash provided by operating activities	8,539	2,242

Cash flows from investing activities:
Capital expenditures	(2,845)	(1,807)
Proceeds from sale of property, plant and equipment	-	11
Intangible assets acquired	(74)	(84)
Acquisition of assets	(39)	(40,672)
Net cash used in investing activities	(2,958)	(42,552)

Cash flows from financing activities:
Proceeds from long-term borrowings	-	38,946
Proceeds from short-term borrowings	-	3,554
Revolver borrowings	2,345	-
Revolver repayments	(1,000)	-
Principal payments on long-term debt	(6,220)	(1,450)
Proceeds from stock options exercised	915	485
Excess tax benefits from stock compensation	581	500
Dividends paid	(1,975)	(1,596)
Net cash (used in) provided by financing activities	(5,354)	40,439

Effect of exchange rate changes on cash	108	(6)

Increase in cash and cash equivalents	335	123

Cash and cash equivalents beginning of period	2,307	5,189
Cash and cash equivalents end of period	$2,642	$5,312

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net earnings	$4,724	$4,065	9,365	$7,506

Other comprehensive income, net of tax:

Unfunded postretirement benefit plan - prior service cost and gain
amortized during period	-	(3)	(4)	(7)

Other	13	8	22	8

Comprehensive income	$4,737	$4,070	9,383	$7,507

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). The Company’s results for the three and six months ended June 30, 2008 and 2007 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Cost of sales	$66	$44
Operating expenses	556	348
Net earnings	(410)	(265)
Basic earnings per common share	(0.02)	(0.01)
Diluted earnings per common share	$(0.02)	$(0.01)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cost of sales	$132	$87
Operating expenses	1,112	697
Net earnings	(822)	(534)
Basic earnings per common share	(0.05)	(0.03)
Diluted earnings per common share	$(0.04)	$(0.03)

As required by SFAS 123R, the Company has made an estimate of expected forfeitures, based on its historical experience, and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

Additionally, since adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $364 and $581 for the three and six months ended June 30, 2008 respectively, and by $114 and $500 for the three and six months ended June 30, 2007, respectively.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2008, the plans had 4,000,000 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2008 and 2007 is summarized below:

For the six months ended June 30, 2008	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2007	1,944	$10.66	$22,786
Granted	307	20.41
Exercised	(112)	8.14
Expired	-	-
Forfeited	-	-
Outstanding as of June 30, 2008	2,139	$12.19	$23,402	6.7
Exercisable as of June 30, 2008	1,414	$9.25	$19,624	5.7

For the six months ended June 30, 2007	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2006	2,170	$10.13	$15,168
Granted	3	17.86
Exercised	(125)	3.87
Expired	-	-
Forfeited	(13)	14.01
Outstanding as of June 30, 2007	2,035	$10.51	$15,595	7.1
Exercisable as of June 30, 2007	1,206	$7.91	$12,380	6.2

SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.4% and 0.3%; expected volatilities of 33% and 27%; risk-free interest rates of 3.7% and 4.1%; and expected lives of 3.4 and 3.7, in each case for the six months ended June 30, 2008 and 2007, respectively.

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

Other information pertaining to option activity during the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008	2007
Weighted-average fair value of options granted	$	N/A	$6.47	$6.38	$6.47
Total intrinsic value of stock options exercised ($000s)		$1,048	$312	$1,658	$1,513

There were no options granted for the three months ended June 30, 2008.

Non-vested restricted stock activity for the six months ended June 30, 2008 and 2007 is summarized below:

Six months ended June 30, 2008	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2007	118	$16.49
Granted	73	20.77
Vested	-	-
Forfeited	-	-
Non-vested balance as of June 30, 2008	191	$18.10

Six months ended June 30, 2007	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2006	113	$16.40
Granted	5	18.61
Vested	-	-
Forfeited	-	-
Non-vested balance as of June 30, 2007	118	$16.49

As of June 30, 2008 and 2007, there was $4,729 and $3,299, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2008, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2008 will be approximately $2,343.

REPURCHASE OF COMMON STOCK

In June 2005, the board of directors approved an extension of and an increased authorization to the Company’s stock repurchase program. The total authorization under this program is 2,508,692 shares. Since the inception of the program, a total of 1,307,867 shares have been purchased, none of which remained in treasury at June 30, 2008 or 2007.  During the six months ended June 30, 2008, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 – ACQUISITIONS

Akzo Nobel Acquisition

Effective April 30, 2007, pursuant to an asset purchase agreement dated March 30, 2007 (the “Akzo Nobel Asset Purchase Agreement”), the Company, through its European subsidiary, Balchem B.V., completed an acquisition of the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy (the “Akzo Nobel Acquisition”) for a purchase price, including acquisition costs, of approximately $7,800.

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

Fair Value Recorded in Purchase Accounting
Property plant & equipment	$7,994
Short-term receivable	2,462
Inventories	4,323
Goodwill	1,123
Other	83
Accounts payable and accrued expenses	(8,213)
Total	$7,772

Chinook Acquisition

On March 16, 2007, the Company, through its wholly-owned subsidiary BCP Ingredients, Inc. ("BCP"), entered into an asset purchase agreement (the "Asset Purchase Agreement") with Chinook Global Limited ("Chinook"), a privately held Ontario corporation, pursuant to which BCP acquired certain of Chinook's choline chloride business assets (the “Chinook Acquisition”) for a purchase price, including acquisition costs, of approximately $33,000.  The acquisition closed effective the same date.

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

Pro Forma Six Months Ended
June 30,
2007
Net sales	$80,957
Net earnings	7,978
Basic EPS	.45
Diluted EPS	.43

NOTE 4 - INVENTORIES

Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials	$9,106	$6,522
Work in progress	407	818
Finished goods	9,885	8,340
Total inventories	$19,398	$15,680

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Land	$2,261	$2,152
Building	15,849	15,520
Equipment	47,277	45,599
Construction in progress	4,542	3,067
	69,929	66,338
Less: accumulated depreciation	26,299	24,258
Net property, plant and equipment	$43,630	$42,080

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $26,398 and $26,363 at June 30, 2008 and December 31, 2007, respectively, subject to the provisions of SFAS Nos. 141 and 142.

As of June 30, 2008 and December 31, 2007, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $37,324 and $37,248, respectively, less accumulated amortization of $5,614 and $3,797, respectively.  For the six months ended June 30, 2008, the increase in the gross carrying amount is primarily attributable to patent, regulatory re-registration and trademark costs.

Identifiable intangible assets with finite lives at June 30, 2008 and December 31, 2007 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 6/30/08	Accumulated Amortization at 6/30/08	Gross Carrying Amount at 12/31/07	Accumulated Amortization at 12/31/07
Customer lists	10	$34,150	$4,884	$34,150	$3,178
Regulatory re-registration costs	10	57	1	28	-
Patents & trade secrets	15-17	1,658	358	1,621	311
Trademarks & trade names	17	892	172	884	146
Other	5	567	199	565	162
		$37,324	$5,614	$37,248	$3,797

Amortization of identifiable intangible assets was $1,818 for the first six months of 2008. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2008 is $1,831 and approximately $3,600 per annum for 2009 through 2013. At June 30, 2008, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2008.

NOTE 7 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended June 30, 2008	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$4,724	17,957,938	$.26

Effect of dilutive securities – stock options and restricted stock		1,036,788

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$4,724	18,994,726	$.25

Three months ended June 30, 2007	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$4,065	17,752,226	$.23

Effect of dilutive securities – stock options and restricted stock		826,959

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$4,065	18,579,185	$.22

Six months ended June 30, 2008	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$9,365	17,921,505	$.52

Effect of dilutive securities – stock options and restricted stock		994,264

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$9,365	18,915,769	$.50

Six months ended June 30, 2007	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$7,506	17,724,581	$.42

Effect of dilutive securities – stock options and restricted stock		762,434

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$7,506	18,487,015	$.41

The Company had stock options covering 307,500 and 286,900 shares at June 30, 2008 and 2007, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 8 – INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007.  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority.  Upon adoption of FIN 48, the Company recognized approximately a $291 decrease in its retained earnings balance.  The charge before federal tax benefits was $411. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2008 was approximately $130 and is included in other long-term obligations. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2004. There was not a significant change in the liabilities for unrecognized tax benefits during the six months ended June 30, 2008.

NOTE 9 - SEGMENT INFORMATION

Effective with the quarter ending March 31, 2008, the Company realigned its business segment reporting structure to more appropriately reflect the internal management of the businesses, largely due to the impact of the recent acquisitions of 2007. The Company will continue to report three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health. Changes to the reporting segments are as follows: chelated minerals and specialty nutritional products for the animal health industry, formerly reported as a part of the encapsulated/nutritional products segment, are now combined with the choline business (formerly BCP Ingredients) into a consolidated Animal Nutrition & Health segment. The encapsulated/nutritional products segment has been renamed Food, Pharma & Nutrition, focusing on human health. There are no changes to the Specialty Products segment. Net sales and earnings before income taxes have been reclassified for all periods presented to reflect the segment changes.

Business Segment Net Sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Specialty Products	$8,816	$8,367	$17,266	$16,428
Food, Pharma & Nutrition	9,471	7,922	18,760	15,134
Animal Nutrition & Health	44,614	28,082	83,736	40,408
Total	$62,901	$44,371	$119,762	$71,970

Business Segment Earnings Before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Specialty Products	$2,720	$3,053	$5,318	$5,956
Food, Pharma & Nutrition	1,670	714	3,198	1,040
Animal Nutrition & Health	2,850	3,022	6,128	5,135
Interest and other expense	(239)	(422)	(452)	(450)
Total	$7,001	$6,367	$14,192	$11,681

The following table summarizes domestic (U.S.) and foreign sales for the three and six months ended June 30, 2008 and June 30, 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Domestic	$35,771	$31,348	$70,799	$55,475
Foreign	27,130	13,023	48,963	16,495
Total	$62,901	$44,371	$119,762	$71,970

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2008 and 2007 for income taxes and interest, net of capitalized interest is as follows:

	Six months ended
	June 30,
	2008	2007
Income taxes	$4,965	$3,295
Interest, net of capitalized interest	$524	$557

Other supplemental non-cash transactions resulting from acquisitions are described in Notes 3 and 11, as well as per the table below for the Akzo Nobel Acquisition.

Cash Paid for the Akzo Nobel Acquisition:

Fair value of assets acquired	$15,985
Less liabilities assumed	(8,213)
Total cash paid	$7,772

NOTE 11 – LONG-TERM DEBT AND CREDIT AGREEMENTS

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of €7,500, translated to approximately $11,850 as of June 30, 2008 (the “European Term Loan”), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 3) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At June 30, 2008, this interest rate was 5.46%. At June 30, 2008, the European Term Loan had an outstanding balance of €6,339, translated to $10,015. The European Loan Agreement also initially provided for a short-term revolving credit facility of €2,000 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2008.  As part of this renewal, the European Loan Agreement was amended to increase the European Revolving Facility to €3,000, translated to $4,740 as of June 30, 2008. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly. The Company has drawn down €2,000, or $3,160 as translated at June 30, 2008, of the European Revolving Facility as of June 30, 2008.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the “Loan Agreement”) providing for an unsecured term loan of $29,000 (the “Term Loan”), the proceeds of which were used to fund the Chinook Acquisition (see Note 3). The Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At June 30, 2008, this interest rate was 3.47%. As of June 30, 2008, the Company has prepaid $12,500 of the Term Loan. At June 30, 2008, the Term Loan had an outstanding balance of $9,250. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. The Company has drawn down $1,610 of the Revolving Facility as of June 30, 2008. The Revolving Facility has a maturity date of May 31, 2009.  Management believes that such facility will be renewed in the normal course of business.

NOTE 12 - EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the six months ended June 30, 2008 and June 30, 2007 was as follows:

	2008	2007
Service cost	$14	$15
Interest cost	20	20
Expected return on plan assets	-	-
Amortization of transition obligation	-	-
Amortization of prior service cost	(9)	(9)
Amortization of gain	(3)	(2)
Net periodic benefit cost	$22	$24

The amount recorded on the Company’s balance sheet as of June 30, 2008 for this obligation is $839. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

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

In February 2002, the Company entered into a ten (10) year lease which is cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which expire at various times through 2013. Rent expense charged to operations under such lease agreements for the six months ended June 30, 2008 and 2007 aggregated approximately $584 and $380, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at June 30, 2008 are as follows:

Year
July 1, 2008 to December 31, 2008	$572
2009	973
2010	468
2011	283
2012	178
Thereafter	329
Total minimum lease payments	$2,803

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

NOTE 14 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants' (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of this statement to be significant to its consolidated financial statements.

In April 2008, FASB issued FSP 142-3, “Determining the Useful Life of Intangible Assets” ("FSP 142-3"). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The

Company is currently assessing the impact of FSP 142-3 on its consolidated financial statements.

In June 2007, FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The Company has reviewed the provisions of EITF 07-3 and does not believe it will have a material impact on its financial condition or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Entities electing the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings. SFAS 159 requires prospective application. If an entity elects the fair value option for items existing as of the date of adoption, the difference between their carrying amount and fair value should be included in a cumulative-effect adjustment to the opening balance of retained earnings.   The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007.  The Company has adopted the provisions of this statement as of January 1, 2008 and it did not have a material impact on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has adopted the provisions of this statement as of January 1, 2008 and it did not have a material impact on its financial condition or results of operations.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2008 and June 30, 2007:

Business Segment Net Sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Specialty Products	$8,816	$8,367	$17,266	$16,428
Food, Pharma & Nutrition	9,471	7,922	18,760	15,134
Animal Nutrition & Health	44,614	28,082	83,736	40,408
Total	$62,901	$44,371	$119,762	$71,970

Business Segment Earnings From Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Specialty Products	$2,720	$3,053	$5,318	$5,956
Food, Pharma & Nutrition	1,670	714	3,198	1,040
Animal Nutrition & Health	2,850	3,022	6,128	5,135
Total	$7,240	$6,789	14,644	12,131

RESULTS OF OPERATIONS

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Net Sales

Net sales for the three months ended June 30, 2008 were $62,901, as compared with $44,371 for the three months ended June 30, 2007, an increase of $18,530 or 41.8%. Net sales for the Specialty Products segment were $8,816 for the three months ended June 30, 2008, as compared with $8,367 for the three months ended June 30, 2007, an increase of $449 or 5.4%. This increase was principally due to an increase in sales volume, along with price increases for products in this segment. Net sales for the Food, Pharma & Nutrition segment were $9,471 for the three months ended June 30, 2008 compared with $7,922 for the three months ended June 30, 2007, an increase of $1,549 or 19.6%.  This result was driven principally by increased sales of nutritional products and pharmaceutical-grade calcium.  Net sales of $44,614 were realized for the three months ended June 30, 2008 for the Animal Nutrition & Health segment, as compared with $28,082 for the prior year comparable quarter, an increase of $16,532 or 58.9%.  This result reflects incremental sales of approximately $8,000 from the Akzo Nobel Acquisition, as described in Note 3. Sales of our specialty animal nutrition and health products, targeted for ruminant production animals and companion animals, increased 68% in this period or equal to 16% of the overall AN&H growth.

Operating Expenses

Operating expenses for the three months ended June 30, 2008 were $5,711, as compared to $5,393 for the three months ended June 30, 2007, an increase of $318 or 5.9%.  This increase was due primarily to higher expenses relating to accounting, tax services, and non-cash stock-based compensation recognition. We also incurred approximately $156 of commercial development expenses toward our pharmaceutical market initiatives in the quarter.  With these increases, operating expenses were 9.1% of sales or 3.1 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable quarter.  During the three months ended June 30, 2008 and 2007, the Company spent $701 and $615 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for the three months ended June 30, 2008 increased to $7,240 compared to $6,789 for the three months ended June 30, 2007, an increase of $451 or 6.6%, due largely to the above-noted increase in sales. Earnings from operations for the Specialty Products segment were $2,720, a decrease of $333 or 10.9%, as increases in sales volume and modest sales price increases were offset by even higher raw material costs and the previously-noted increased expenses relating to accounting, tax services, and non-cash stock-based compensation recognition.  Earnings from operations for Food, Pharma & Nutrition were $1,670, an increase of $956 or 133.9%, due largely to increased sales of nutritional products and pharmaceutical-grade calcium. The improvement in pharmaceutical-grade calcium sales resulted in approximately $600 of the earnings improvement in this segment. Earnings from operations for Animal Nutrition & Health, while favorably impacted by previously-noted increased sales volumes, decreased to $2,850, a reduction of $172 or 5.7%, and were unfavorably affected by certain petro-chemical raw material cost increases.

Earnings from operations as a percentage of sales (“operating margin”) for the three months ended June 30, 2008 decreased to 11.5% compared to 15.3% for the three months ended June 30, 2007, principally a result of the previously-noted acquisition-related sales which carry a lower profit margin than the Company’s other business segments. In addition, despite the implementation of price increases, we were not able to fully recover cost increases in certain petro-chemical raw materials, which continued or trended up within the quarter. The current raw material environment remains unpredictable. The Company is continuing to focus on implementing price increases, productivity improvements, and, most importantly, growth through new product development which should result in improved operating margins in this segment.

Other Expenses (Income)

Interest income for the three months ended June 30, 2008 totaled $24 as compared to $29 for the three months ended June 30, 2007.  Interest expense was $247 for the three months ended June 30, 2008 compared to $527 for the three months ended June 30, 2007.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the term loan used to fund the Chinook Acquisition (see Notes 3 and 11).  Other expense of $16 for the three months ended June 30, 2008 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended June 30, 2008 and 2007 was 32.5% and 36.2%, respectively.  This decrease in the effective tax rate is primarily attributable to a change in apportionment factors relating to state income taxes, as well as a change in the income proportion towards jurisdictions with lower tax rates.

Net Earnings

Primarily as a result of the above-noted increase in sales and lower effective tax rate, partially offset by the noted raw material and operating expense increases, net earnings were $4,724 for the three months ended June 30, 2008, as compared with $4,065 for the three months ended June 30, 2007, an increase of 16.2%.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Net Sales

Net sales for the six months ended June 30, 2008 were $119,762, as compared with $71,970 for the six months ended June 30, 2007, an increase of $47,792 or 66.4%. Net sales for the Specialty Products segment were $17,266 for the six months ended June 30, 2008, as compared with $16,428 for the six months ended June 30, 2007, an increase of $838 or 5.1%. This increase was principally due to an increase in sales volume, along with price increases for products in this segment.  Net sales for the Food, Pharma &

Nutrition segment were $18,760 for the six months ended June 30, 2008 compared with $15,134 for the six months ended June 30, 2007, an increase of $3,626 or 24.0%.  This result was driven principally by increased sales of pharmaceutical-grade calcium and nutritional products, as well as increased product sales in both the domestic and international food markets.  Net sales of $83,736 were realized for the six months ended June 30, 2008 for the Animal Nutrition & Health segment, as compared with $40,408 for the six months ended June 30, 2007, an increase of $43,328 or 107.2%.  This result reflects incremental sales of approximately $38,000 from the customer list acquisition of Chinook Group Limited (“Chinook”) and from the Akzo Nobel Acquisition, as described in Note 3.  For the six months ending June 30, 2008, sales of our specialty animal nutrition and health products, targeted for ruminant production animals and companion animals, increased 49% or equal to 9% of the overall AN&H growth.

Operating Expenses

Operating expenses for the six months ended June 30, 2008 were $11,790, as compared to $9,792 for the six months ended June 30, 2007, an increase of $1,998 or 20.4%.  This increase was due primarily to $736 of additional amortization expense, plus sales and technical personnel expense associated with the Chinook and Akzo Nobel acquisitions, as well as higher expenses relating to accounting, tax services, and non-cash stock-based compensation recognition. We also incurred approximately $320 of commercial development expenses toward our pharmaceutical market initiatives in the six months ending June 30, 2008.  With these increases, operating expenses were 9.8% of sales or 3.8 percentage points less than the operating expenses as a percent of sales incurred in the six months ending June 30, 2007.  During the six months ended June 30, 2008 and 2007, the Company spent $1,483 and $1,184, respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for the six months ended June 30, 2008 increased to $14,644 compared to $12,131 for the comparative six months ended June 30, 2007, an increase of $2,513 or 20.7%, due largely to the above-noted increase in sales. Earnings from operations for the Specialty Products segment were $5,318, a decrease of $638 or 10.7%, as increases in sales volume and modest sales price increases were offset by even higher raw material costs and the previously-noted increased expenses relating to accounting, tax services, and non-cash stock-based compensation recognition.  Earnings from operations for Food, Pharma & Nutrition were $3,198, an increase of $2,158 or 207.5%, due largely to increased sales of pharmaceutical-grade calcium and nutritional products, as well as increased volumes sold in both the domestic and international food markets.  Earnings from operations for Animal Nutrition & Health, while unfavorably impacted by certain petro-chemical raw material cost increases, improved to $6,128, an increase of $993 or 19.3%, and were favorably affected by the previously-noted increased sales volumes.

Earnings from operations as a percentage of sales (“operating margin”) for the six months ended June 30, 2008 decreased to 12.2% compared to 16.9% for the six months ended June 30, 2007, principally a result of the previously-noted acquisition-related sales which carry a lower profit margin than the Company’s other business segments. In addition, despite the implementation of price increases, we were not able to fully recover cost increases in certain petro-chemical raw materials, which continued or trended up within the year. The current raw material environment remains unpredictable. The Company is continuing to focus on implementing price increases, productivity improvements, and, most importantly, growth through new product development which should result in improved operating margins in this segment.

Other Expenses (Income)

Interest income for the six months ended June 30, 2008 totaled $49 as compared to $74 for the six months ended June 30, 2007.  Interest expense was $570 for the six months ended June 30, 2008 compared to $611 for the six months ended June 30, 2007.  This decrease is primarily attributable to lower interest rates and the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the term loan used to fund the Chinook Acquisition (see Notes 3 and 11).  Other income of $69 for the six months ended June 30, 2008 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the six months ended June 30, 2008 and 2007 was 34.0% and 35.7%, respectively.  This decrease in the effective tax rate is primarily attributable to a change in apportionment factors relating to state income taxes, as well as a change in the income proportion towards jurisdictions with lower tax rates.

Net Earnings

Primarily as a result of the above-noted increase in sales and the noted raw material and operating expense increases, net earnings were $9,365 for the six months ended June 30, 2008, as compared with $7,506 for the six months ended June 30, 2007, an increase of 24.8%.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

As part of the June 30, 2005 acquisition of certain assets relating to the encapsulation, agglomeration and granulation business of Loders Croklaan USA, LLC, the asset purchase agreement provides for the contingent payment by the Company of additional consideration based upon the volume of sales associated with one particular product acquired by the Company during the three year period following the acquisition.  Such contingent consideration, if and when paid, will be recorded as an additional cost of the acquired product lines.  No such contingent consideration has been paid in 2008.

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

During the six months ended June 30, 2008, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash

Cash and cash equivalents increased to $2,642 at June 30, 2008 from $2,307 at December 31, 2007 primarily resulting from the information detailed below.  Working capital amounted to $22,882 at June 30, 2008 as compared to $16,139 at December 31, 2007, an increase of $6,743.

Operating Activities

Cash flows from operating activities provided $8,539 for the six months ended June 30, 2008 compared to $2,242 for the six months ended June 30, 2007.  The increase in cash flows from operating activities was primarily due to an increase in net earnings, accounts receivable collections, depreciation and amortization, and stock compensation expense combined with a decrease in prepaid expenses. The aforementioned increase in cash flows was partially offset by an increase in inventories.

Investing Activities

Capital expenditures were $2,845 for the six months ended June 30, 2008 compared to $1,807 for the six months ended June 30, 2007. Assets acquired during the six months ended June 30, 2007 totaled $40,672, which was principally related to the Chinook Acquisition and the Akzo Nobel Acquisition, as described in Note 3.

Financing Activities

The Company has a board of directors approved stock repurchase program. The total authorization under this program is 2,508,692 shares. Since the inception of the program, a total of 1,307,867 shares have been purchased, none of which remained in treasury at June 30, 2008 or 2007.  During the six months ended June 30, 2008, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of €7,500, translated to approximately $11,850 as of June 30, 2008 (the “European Term Loan”), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 3) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At June 30, 2008, this interest rate was 5.46%.  At June 30, 2008, the European Term Loan had an outstanding balance of €6,339, translated to $10,015. The European Loan Agreement also initially provided for a short-term revolving credit facility of €2,000 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2008.  As part of this renewal, the European Loan Agreement was amended to increase the European Revolving Facility to €3,000, translated to $4,740 as of June 30, 2008. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly.  The Company has drawn down €2,000, or $3,160 as translated at June 30, 2008, of the European Revolving Facility as of June 30, 2008.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the “Loan Agreement”) providing for an unsecured term loan of $29,000 (the “Term Loan”), the proceeds of which were used to fund the Chinook Acquisition (see Note 3). The Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At June 30, 2008, this interest rate was 3.47%. As of June 30, 2008, the Company has prepaid $12,500 of the Term Loan. At June 30, 2008, the Term Loan had an outstanding balance of $9,250. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. The Company has drawn down $1,610 of the Revolving Facility as of June 30, 2008. The Revolving Facility has a maturity date of May 31, 2009.  Management believes that such facility will be renewed in the normal course of business.

Proceeds from stock options exercised totaled $915 and $485 for the six months ended June 30, 2008 and 2007, respectively. Dividend payments were $1,975 and $1,596 for the six months ended June 30, 2008 and 2007, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of June 30, 2008 for this obligation is $839. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2007 Annual Report on Form 10-K, during the six months ended June 30, 2008.

Related Party Transactions

The Company was not engaged in related party transactions during the six months ended June 30, 2008 and all transactions of the Company during such period were at arms length.

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts.  Accordingly, we believe we have limited exposure to market risk for changes in interest rates.  The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes.  As of June 30, 2008, the Company’s borrowings were under a bank term loan bearing interest at LIBOR plus 1.00%, a second bank term loan bearing interest at EURIBOR plus 1.00%, a revolving line of credit bearing interest at LIBOR plus 1.00% and a second revolving line of credit bearing interest at EURIBOR plus 1.25%.  A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at June 30, 2008, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $240. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Item 4.                       Submission of Matters to a Vote of Security Holders.

On June 12, 2007, the Company held its Annual Meeting of stockholders.  The following actions were voted upon at the meeting:

1.           The following individuals were elected Class 3 directors to serve until the annual meeting of stockholders in 2011 and until the election and qualification of their respective successors.  A total of 16,387,785 shares were represented in person or by proxy at the Annual Meeting. The numbers of shares that were voted for, and that were withheld from, each of the director nominees are as follows:

Director	For	Votes Withheld
Perry W. Premdas	15,968,359	419,426
Dr. John Y. Televantos	15,731,671	656,114

The terms of our other directors, Mr. Edward L. McMillan, Mr. Kenneth P. Mitchell, Mr. Dino A. Rossi and Dr. Elaine R. Wedral continued after the Annual Meeting.

2.           The stockholders approved an amendment to the Company’s Restated Articles of Incorporation which increases the total number of shares of common stock the Corporation has authority to issue from ten twenty-five million (25,000,000) shares of common stock to sixty million (60,000,000) shares.

The number of shares voted “for” approval, “against” approval and abstentions are as follows:

For	Against	Abstain
13,413,529	2,960,253	14,003

3.             The stockholders approved the Second Amended and Restated 1999 Stock Plan as follows:

For	Against	Abstain	Broker Non-Vote
8,946,500	4,104,604	841,851	2,494, 830

4.             The shareholders approved the appointment of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year by a vote of 16,248,037 in favor, and 131,360 against, and 8,388 stockholders abstained.

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

Date: August 5, 2008

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