Form 10-Q
period 2008-09-30
BALCHEM CORP
filed 2008-11-07
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
    [X]        Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For The Quarterly Period Ended September 30, 2008

                                       or

    [ ]        Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-13648

                               BALCHEM CORPORATION
             (Exact name of registrant as specified in its charter)

Maryland                                 13-2578432
------------------------------------     ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

P.O. Box 600 New Hampton, New York          10958
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

                                  845-326-5600
                 -----------------------------------------------
               Registrant's telephone number, including area code:

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                       Yes [X]                    No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [X]
Non-accelerated filer [ ]                   Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [ ] No [X]

As of November 1, 2008 the registrant had 18,187,804 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1.  Financial Statements

                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)
                                    Unaudited

                                                                                                  September 30,    December 31,
                                                                                                       2008            2007
                                                                                                  -------------    ------------
                                            Assets
                                            ------

Current assets:
         Cash and cash equivalents                                                                $       4,207    $      2,307
         Accounts receivable, net                                                                        30,243          29,640
         Inventories                                                                                     17,684          15,680
         Prepaid expenses                                                                                 1,042           2,456
         Prepaid income taxes                                                                               208              --
         Deferred income taxes                                                                              636             515
         Other current assets                                                                             1,756           1,871
                                                                                                  -------------    ------------
            Total current assets                                                                         55,776          52,469

   Property, plant and equipment, net                                                                    42,909          42,080

   Goodwill                                                                                              26,398          26,363
   Intangible assets with finite lives, net                                                              30,867          33,451
   Other assets                                                                                              60              61
                                                                                                  -------------    ------------
               Total assets                                                                       $     156,010    $    154,424
                                                                                                  =============    ============

                             Liabilities and Stockholders' Equity
                             ------------------------------------
Current liabilities:
         Trade accounts payable                                                                   $       9,458    $     11,190
         Accrued expenses                                                                                 9,079          10,516
         Dividends payable                                                                                   --           1,975
         Customer deposits and other deferred revenue                                                        --              42
         Current portion of long-term debt                                                                7,348           7,379
         Income taxes payable                                                                             1,857           2,019
         Revolver borrowings                                                                              2,529           3,209
                                                                                                  -------------    ------------
            Total current liabilities                                                                    30,271          36,330

   Long-term debt                                                                                         7,224          17,398
   Deferred income taxes                                                                                  5,980           6,087
   Deferred compensation                                                                                     56
   Other long-term obligations                                                                            1,624           1,529
                                                                                                  -------------    ------------
               Total liabilities                                                                         45,155          61,344
                                                                                                  -------------    ------------

   Commitments and contingencies (note 13)

   Stockholders' equity:
      Preferred stock, $25 par value. Authorized 2,000,000
         shares; none issued and outstanding                                                                 --              --
      Common stock, $.0667 par value. Authorized 60,000,000 shares; 18,183,116 shares issued and outstanding at September 30, 2008 and 17,979,353 shares issued and outstanding at
         December 31, 2007                                                                                  818             804
      Additional paid-in capital                                                                         18,063          14,286
      Retained earnings                                                                                  91,978          77,840
      Accumulated other comprehensive income                                                                 (4)            150
                                                                                                  -------------    ------------
         Total stockholders' equity                                                                     110,855          93,080

                                                                                                  -------------    ------------
               Total liabilities and stockholders' equity                                         $     156,010    $    154,424
                                                                                                  =============    ============

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                             2008        2007         2008         2007
                                           --------    --------    ---------    ---------
Net sales                                  $ 58,235    $ 50,498    $ 177,997    $ 122,468

Cost of sales                                45,523      37,889      138,851       87,936
                                           --------    --------    ---------    ---------

Gross margin                                 12,712      12,609       39,146       34,532

Operating expenses:
   Selling expenses                           3,068       3,176        9,455        8,498
   Research and development expenses            681         613        2,164        1,797
   General and administrative expenses        1,737       1,627        5,657        4,913
                                           --------    --------    ---------    ---------
                                              5,486       5,416       17,276       15,208

                                           --------    --------    ---------    ---------
Earnings from operations                      7,226       7,193       21,870       19,324

Other expenses (income):
   Interest income                              (17)        (96)         (66)        (170)
   Interest expense                             222         672          792        1,283
   Other, net                                    85        (155)          16         (242)
                                           --------    --------    ---------    ---------

Earnings before income tax expense            6,936       6,772       21,128       18,453

   Income tax expense                         2,143       2,315        6,970        6,490
                                           --------    --------    ---------    ---------

Net earnings                               $  4,793    $  4,457    $  14,158    $  11,963
                                           ========    ========    =========    =========

Net earnings per common share - basic      $   0.27    $   0.25    $    0.79    $    0.67
                                           ========    ========    =========    =========

Net earnings per common share - diluted    $   0.25    $   0.24    $    0.75    $    0.65
                                           ========    ========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                       2008       2007
                                                                    ---------   ---------
Cash flows from operating activities:
   Net earnings                                                     $  14,158   $  11,963

   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                                     5,787       4,615
      Shares issued under employee benefit plans                          335         306
      Deferred income taxes                                              (558)       (375)
      Foreign currency transaction (gain) loss                              4        (125)
      Stock compensation expense                                        1,795       1,176
      Gain on sale of equipment                                            --         (11)
      Other                                                                --          20
      Changes in assets and liabilities net of effects
         of acquisition:
         Accounts receivable                                             (853)    (13,475)
         Inventories                                                   (1,984)      1,082
         Prepaid expenses and other current assets                      1,519        (135)
         Income taxes                                                     (45)      2,103
         Customer deposits and other deferred revenue                     (42)       (808)
         Accounts payable and accrued expenses                         (3,028)      1,678
         Other long-term obligations                                      141         395
                                                                    ---------   ---------
            Net cash provided by operating activities                  17,229       8,409
                                                                    ---------   ---------
Cash flows from investing activities:
      Capital expenditures                                             (4,128)     (3,005)
      Proceeds from sale of property, plant and equipment                  --          11
      Intangible assets acquired                                         (144)       (149)
      Acquisition of assets                                               (39)    (40,640)
                                                                    ---------   ---------
            Net cash used in investing activities                      (4,311)    (43,783)
                                                                    ---------   ---------

Cash flows from financing activities:
      Proceeds from long-term borrowings                                   --      38,946
      Proceeds from short-term borrowings                                  --       3,554
      Proceeds from revolver borrowings                                 3,135          --
      Repayments of revolver borrowings                                (3,705)       (870)
      Principal payments on long-term debt                            (10,073)     (5,768)
      Proceeds from stock options & warrants exercised                  1,000         752
      Excess tax benefits from stock compensation                         661         584
      Dividends paid                                                   (1,975)     (1,596)
                                                                    ---------   ---------
            Net cash (used in) provided by financing activities       (10,957)     35,602
                                                                    ---------   ---------

      Effect of exchange rate changes on cash                             (61)         84

                                                                    ---------   ---------
Increase in cash and cash equivalents                                   1,900         312

Cash and cash equivalents beginning of period                           2,307       5,189
                                                                    ---------   ---------
Cash and cash equivalents end of period                             $   4,207   $   5,501
                                                                    =========   =========

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
            Condensed Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                   (unaudited)

                                                           Three Months Ended   Nine Months Ended
                                                              September 30,       September 30,
                                                            2008       2007       2008      2007
                                                           -------   --------   -------   --------
Net earnings                                               $ 4,793   $  4,457    14,158   $ 11,963

Other comprehensive income, net of tax:

   Unfunded postretirement benefit plan - prior service
     cost and gain amortized during period                      (3)        (3)       (7)       (10)

   Other                                                      (169)        (1)     (147)         7
                                                           -------   --------   -------   --------

Comprehensive income                                       $ 4,621   $  4,453    14,004   $ 11,960
                                                           =======   ========   =======   ========

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS' EQUITY
-----------------------------

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"). The Company's results for the three and nine months ended September 30, 2008 and 2007 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

---------------------------------------------------------------------------
                                             Three Months    Three Months
                                                Ended           Ended
                                             September 30,   September 30,
                                                 2008            2007
---------------------------------------------------------------------------
Cost of sales                                $          66   $          44
Operating expenses                                     485             348
Net earnings                                          (372)           (267)
Basic earnings per common share                      (0.02)          (0.01)
Diluted earnings per common share            $       (0.02)  $       (0.01)
---------------------------------------------------------------------------

---------------------------------------------------------------------------
                                              Nine Months     Nine Months
                                                 Ended          Ended
                                             September 30,   September 30,
                                                 2008            2007
---------------------------------------------------------------------------
Cost of sales                                $         198   $         131
Operating expenses                                   1,597           1,045
Net earnings                                        (1,194)           (801)
Basic earnings per common share                      (0.07)          (0.05)
Diluted earnings per common share            $       (0.06)  $       (0.04)
---------------------------------------------------------------------------

As required by SFAS 123R, the Company has made an estimate of expected forfeitures, based on its historical experience, and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

Additionally, since adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $80 and $661 for the three and nine months ended September 30, 2008 respectively, and by $83 and $584 for the three and nine months ended September 30, 2007, respectively.

The Company's stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2008, the plans had 3,999,500 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2008 and 2007 is summarized below:

-----------------------------------------------------------------------------------------

                                                                              Weighted
                                                                               Average
                                               Weighted        Aggregate      Remaining
For the nine months ended                      Average         Intrinsic     Contractual
September 30, 2008          Shares (000s)   Exercise Price   Value ($000s)      Term
-----------------------------------------------------------------------------------------
Outstanding as of
December 31, 2007                   1,944   $        10.66   $      22,786
   Granted                            308            20.42
   Exercised                         (127)            7.91
   Expired                             --               --
   Forfeited                           --               --
-----------------------------------------------------------------------------------------
Outstanding as of
September 30, 2008                  2,125   $        12.23   $      30,684           6.5
=========================================================================================
Exercisable as of
September 30, 2008                  1,578   $         9.80   $      26,623           5.7
=========================================================================================

-----------------------------------------------------------------------------------------

                                                                               Weighted
                                                                               Average
                                               Weighted        Aggregate      Remaining
For the nine months ended                      Average         Intrinsic     Contractual
September 30, 2007          Shares (000s)   Exercise Price   Value ($000s)      Term
-----------------------------------------------------------------------------------------
Outstanding as of
December 31, 2006                   2,170   $        10.13   $      15,168
   Granted                             10            18.00
   Exercised                         (160)            4.70
   Expired                             --               --
   Forfeited                          (13)           14.01
-----------------------------------------------------------------------------------------
Outstanding as of
September 30, 2007                  2,007   $        10.58   $      19,726           6.9
=========================================================================================
Exercisable as of
September 30, 2007                  1,490   $         8.70   $      17,441           6.3
=========================================================================================

SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.4% and 0.3%; expected volatilities of 33% and 27%; risk-free interest rates of 3.7% and 4.2%; and expected lives of 3.4 and 3.7, in each case for the nine months ended September 30, 2008 and 2007, respectively.

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

Other information pertaining to option activity during the three and nine months ended September 30, 2008 and 2007 was as follows:

-------------------------------------------------------------------------------------------------
                                                           Three Months Ended   Nine Months Ended
                                                              September 30,       September 30,
                                                             2008       2007      2008      2007
-------------------------------------------------------------------------------------------------
Weighted-average fair value of options granted             $   8.31   $  6.44   $  6.38   $  6.44
Total intrinsic value of stock options exercised ($000s)   $    294   $   424   $ 1,952   $ 1,936
=================================================================================================

Non-vested restricted stock activity for the nine months ended September 30, 2008 and 2007 is summarized below:

--------------------------------------------------------------------------------
                                                                     Weighted
                                                                  Average Grant
                                                                     Date Fair
Nine months ended September 30, 2008             Shares (000s)        Value
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2007                 118   $         16.49
Granted                                                     73             20.77
Vested                                                     (18)            17.04
Forfeited                                                   --                --
--------------------------------------------------------------------------------
Non-vested balance as of September 30, 2008                173   $         18.21
================================================================================

--------------------------------------------------------------------------------
                                                                     Weighted
                                                                  Average Grant
                                                                     Date Fair
Nine months ended September 30, 2007             Shares (000s)        Value
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2006                 113   $         16.40
Granted                                                      5             18.61
Vested                                                      --                --
Forfeited                                                   --                --
--------------------------------------------------------------------------------
Non-vested balance as of September 30, 2007                118   $         16.49
================================================================================

As of September 30, 2008 and 2007, there was $4,182 and $2,946, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2008, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2008 will be approximately $2,345.

REPURCHASE OF COMMON STOCK

In June 2005, the board of directors approved an extension of and an increased authorization to the Company's stock repurchase program. The total authorization under this program is 2,508,692 shares. Since the inception of the program, a total of 1,307,867 shares have been purchased, none of which remained in treasury at September 30, 2008 or 2007. During the nine months ended September 30, 2008, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - ACQUISITIONS
---------------------

Akzo Nobel Acquisition
----------------------

Effective April 30, 2007, pursuant to an asset purchase agreement dated March 30, 2007 (the "Akzo Nobel Asset Purchase Agreement"), the Company, through its European subsidiary, Balchem B.V., completed an acquisition of the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy (the "Akzo Nobel Acquisition") for a purchase price, including acquisition costs, of approximately $7,800.

The Akzo Nobel Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets at the date of acquisition. The allocation of the total purchase price, including acquisition costs, was based on the estimated fair values as of April 30, 2007. The purchase price has been allocated as follows:

--------------------------------------------------------------------------------
                                                           Fair Value Recorded
                                                         in Purchase Accounting
--------------------------------------------------------------------------------
Property plant & equipment                               $                7,994
Short-term receivable                                                     2,462
Inventories                                                               4,323
Goodwill                                                                  1,123
Other                                                                        83
Accounts payable and accrued expenses                                    (8,213)
--------------------------------------------------------------------------------
   Total                                                 $                7,772
================================================================================

Chinook Acquisition
-------------------

On March 16, 2007, the Company, through its wholly-owned subsidiary BCP Ingredients, Inc. ("BCP"), entered into an asset purchase agreement (the "Asset Purchase Agreement") with Chinook Global Limited ("Chinook"), a privately held Ontario corporation, pursuant to which BCP acquired certain of Chinook's choline chloride business assets (the "Chinook Acquisition") for a purchase price, including acquisition costs, of approximately $33,000. The acquisition closed effective the same date.

The Chinook Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets at the date of acquisition. The allocation of the total purchase price, including acquisition costs, was based on the estimated fair values as of March 16, 2007. The purchase price has been allocated as follows:

----------------------------------------------------------
                                      Fair Value Recorded
                                          in Purchase
                                           Accounting
----------------------------------------------------------
Customer list                           $          29,262
Inventory                                           1,840
Short-term receivable                               1,850
Other                                                  73
----------------------------------------------------------
   Total                                $          33,025
----------------------------------------------------------

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

----------------------------------------------------------
                                            Pro Forma
                                        Nine Months Ended
                                          September 30,
                                               2007
----------------------------------------------------------
Net sales                               $         131,455
Net earnings                                       12,439
Basic EPS                                             .70
Diluted EPS                                           .67
==========================================================

NOTE 4 - INVENTORIES
--------------------

Inventories at September 30, 2008 and December 31, 2007 consisted of the following:

---------------------------------------------------------------------
                                        September 30,   December 31,
                                             2008           2007
---------------------------------------------------------------------
Raw materials                           $       7,900   $      6,522
Work in progress                                  472            818
Finished goods                                  9,312          8,340
---------------------------------------------------------------------
   Total inventories                    $      17,684   $     15,680
=====================================================================

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at September 30, 2008 and December 31, 2007 are summarized as follows:

--------------------------------------------------------------------------------
                                                September 30,      December 31,
                                                    2008              2007
--------------------------------------------------------------------------------
Land                                            $       2,124      $      2,152
Building                                               15,517            15,520
Equipment                                              47,910            45,599
Construction in progress                                4,650             3,067
--------------------------------------------------------------------------------
                                                       70,201            66,338
Less: accumulated depreciation                         27,292            24,258
--------------------------------------------------------------------------------
   Net property, plant and equipment            $      42,909      $     42,080
================================================================================

NOTE 6 - INTANGIBLE ASSETS
--------------------------

The Company had goodwill in the amount of $26,398 and $26,363 at September 30, 2008 and December 31, 2007, respectively, subject to the provisions of SFAS Nos. 141 and 142.

As of September 30, 2008 and December 31, 2007, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $37,393 and $37,248, respectively, less accumulated amortization of $6,526 and $3,797, respectively. For the nine months ended September 30, 2008, the increase in the gross carrying amount is primarily attributable to patent, regulatory re-registration and trademark costs.

Identifiable intangible assets with finite lives at September 30, 2008 and December 31, 2007 are summarized as follows:

---------------------------------------------------------------------------------------------------
                                                 Gross                      Gross
                                Amortization    Carrying    Accumulated    Carrying   Accumulated
                                   Period      Amount at   Amortization   Amount at   Amortization
                                 (in years)     9/30/08     at 9/30/08     12/31/07    at 12/31/07
---------------------------------------------------------------------------------------------------
Customer lists                            10   $  34,150   $      5,740   $  34,150   $      3,178
Regulatory re-registration
costs                                     10          69              2          28             --
Patents & trade secrets                15-17       1,668            382       1,621            311
Trademarks & trade names                  17         901            185         884            146
Other                                      5         605            217         565            162
---------------------------------------------------------------------------------------------------
                                               $  37,393   $      6,526   $  37,248   $      3,797
===================================================================================================

Amortization of identifiable intangible assets was $2,729 for the first nine months of 2008. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2008 is $921 and approximately $3,600 per annum for 2009 through 2013. At September 30, 2008, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangible assets with finite lives, net" in the Company's condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2008.

NOTE 7 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

--------------------------------------------------------------------------------------------------
                                                              Net         Number of
                                                            Earnings       Shares       Per Share
        Three months ended September 30, 2008             (Numerator)   (Denominator)     Amount
--------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                          $ 4,793       18,007,236      $.27

Effect of dilutive securities - stock options and
restricted stock                                                           1,123,319
                                                                          ----------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock                $ 4,793       19,130,555      $.25
==================================================================================================

--------------------------------------------------------------------------------------------------
                                                              Net         Number of
                                                            Earnings        Shares      Per Share
        Three months ended September 30, 2007             (Numerator)   (Denominator)    Amount
--------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                          $ 4,457       17,783,384      $.25

Effect of dilutive securities - stock options and
restricted stock                                                             873,218
                                                                          ----------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock                $ 4,457       18,656,602      $.24
==================================================================================================

--------------------------------------------------------------------------------------------------
                                                              Net         Number of
                                                            Earnings       Shares       Per Share
        Nine months ended September 30, 2008              (Numerator)   (Denominator)    Amount
--------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                          $ 14,158      17,950,082      $.79

Effect of dilutive securities - stock options and
restricted stock                                                           1,037,283
                                                                          ----------
Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock                $ 14,158      18,987,365      $.75
==================================================================================================

--------------------------------------------------------------------------------------------------
                                                              Net         Number of
                                                            Earnings       Shares       Per Share
        Nine months ended September 30, 2007              (Numerator)   (Denominator)    Amount
--------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average common
shares outstanding                                          $ 11,963      17,744,182      $.67

Effect of dilutive securities - stock options and
restricted stock                                                             799,362
                                                                          ----------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock                $ 11,963      18,543,544      $.65
==================================================================================================

The Company had stock options covering -0- and 294,400 shares at September 30, 2008 and 2007, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 8 - INCOME TAXES
---------------------

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", or FIN 48, on January 1, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. Upon adoption of FIN 48, the Company recognized approximately a $291 decrease in its retained earnings balance. The charge before federal tax benefits was $411. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2008 was approximately $130 and is included in other long-term obligations. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company's effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2008, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2004. Subsequent to October 15, 2008, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2005. There was not a significant change in the liabilities for unrecognized tax benefits during the nine months ended September 30, 2008.

NOTE 9 - SEGMENT INFORMATION
----------------------------

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

Business Segment Net Sales:

-------------------------------------------------------------------------------
                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                    2008       2007        2008        2007
-------------------------------------------------------------------------------
Specialty Products                $  9,298   $  8,248    $  26,564   $  24,676
Food, Pharma & Nutrition             9,362      7,929       28,122      23,063
Animal Nutrition & Health           39,575     34,321      123,311      74,729
-------------------------------------------------------------------------------
Total                             $ 58,235   $ 50,498    $ 177,997   $ 122,468
===============================================================================

Business Segment Earnings Before Income Taxes:

-------------------------------------------------------------------------------
                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                    2008       2007        2008        2007
-------------------------------------------------------------------------------
Specialty Products                $  3,391   $  2,935    $   8,709   $   8,891
Food, Pharma & Nutrition             1,565      1,253        4,763       2,293
Animal Nutrition & Health            2,270      3,005        8,398       8,140
Interest and other expense            (290)      (421)        (742)       (871)
-------------------------------------------------------------------------------
Total                             $  6,936   $  6,772    $  21,128   $  18,453
===============================================================================

The following table summarizes domestic (U.S.) and foreign sales for the three and nine months ended September 30, 2008 and September 30, 2007:

-------------------------------------------------------------------------------
                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                    2008       2007        2008        2007
-------------------------------------------------------------------------------
Domestic                          $ 37,005   $ 31,958    $ 107,803   $  87,433
Foreign                             21,230     18,540       70,194      35,035
-------------------------------------------------------------------------------
Total                             $ 58,235   $ 50,498    $ 177,997   $ 122,468
===============================================================================

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Cash paid during the nine months ended September 30, 2008 and 2007 for income taxes and interest, net of capitalized interest is as follows:

---------------------------------------------------------------
                                            Nine months ended
                                              September 30,
                                             2008       2007
---------------------------------------------------------------
Income taxes                               $  7,084   $  4,005
Interest, net of capitalized interest      $    757   $  1,124
===============================================================

Other supplemental non-cash transactions resulting from acquisitions are described in Notes 3 and 11.

NOTE 11 - LONG-TERM DEBT AND CREDIT AGREEMENTS
----------------------------------------------

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of (euro)7,500, translated to approximately $10,800 as of September 30, 2008 (the "European Term Loan"), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 3) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At September 30, 2008, this interest rate was 6.01%. At September 30, 2008, the European Term Loan had an outstanding balance of (euro)6,071, translated to $8,773. The European Loan Agreement also initially provided for a short-term revolving credit facility of
(euro)2,000 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2008. As part of this renewal, the European Loan Agreement was amended to increase the European Revolving Facility to (euro)3,000, translated to $4,335 as of September 30, 2008. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly. The Company has drawn down (euro)1,750, or $2,529 as translated at September 30, 2008, of the European Revolving Facility as of September 30, 2008.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $29,000 (the "Term Loan"), the proceeds of which were used to fund the Chinook Acquisition (see Note 3). The Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At September 30, 2008, this interest rate was 3.49%. As of September 30, 2008, the Company has prepaid
$14,500 of the Term Loan. At September 30, 2008, the Term Loan had an outstanding balance of $5,800. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts are outstanding on the Revolving Facility as of the date hereof. The Revolving Facility has a maturity date of May 31, 2009. Management believes that such facility will be renewed in the normal course of business.

NOTE 12 - EMPLOYEE BENEFIT PLAN
-------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the nine months ended September 30, 2008 and September 30, 2007 was as follows:

--------------------------------------------------------------
                                                2008     2007
--------------------------------------------------------------
Service cost                                  $   21   $   22
Interest cost                                     30       31
Expected return on plan assets                    --       --
Amortization of transition obligation             --       --
Amortization of prior service cost               (14)     (14)
Amortization of gain                              (4)      (2)
--------------------------------------------------------------
Net periodic benefit cost                     $   33   $   37
==============================================================

The amount recorded on the Company's balance sheet as of September 30, 2008 for this obligation is $856. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

In February 2002, the Company entered into a ten (10) year lease which is cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company's general offices and as a laboratory facility. The Company leases most of its vehicles, railcars and office equipment under non-cancelable operating leases, which expire at various times through 2013. Rent expense charged to operations under such lease agreements for the nine months ended September 30, 2008 and 2007 aggregated approximately $867 and $639, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at September 30, 2008 are as follows:

-----------------------------------------------------
                    Year
-----------------------------------------------------
October 1, 2008 to December 31, 2008         $   293
2009                                             959
2010                                             456
2011                                             273
2012                                             170
Thereafter                                       306
-----------------------------------------------------
Total minimum lease payments                 $ 2,457
=====================================================

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company's site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation ("NYDEC") and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site, which was completed in 1996. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has been less than $5 per year for the period 2003 - 2007.

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

NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants' (AICPA) Statement on Auditing

Standards  (SAS) No.  69,  "The  Meaning of Present  Fairly in  Conformity  With
Generally Accepted Accounting Principles." SFAS No. 162 is effective November 15, 2008. The Company does not expect the adoption of this statement to be significant to its consolidated financial statements.

In April 2008, FASB issued FSP 142-3, "Determining the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial statements.

In June 2007, FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The Company has adopted the provisions of EITF 07-3 as of January 1, 2008 and it has not had a material impact on its financial condition or results of operations.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Entities electing the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity's election on its earnings. SFAS 159 requires prospective application. If an entity elects the fair value option for items existing as of the date of adoption, the difference between their carrying amount and fair value should be included in a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company has adopted the provisions of this statement as of January 1, 2008 and it did not have a material impact on its financial condition or results of operations.

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

Specialty Products
------------------

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

Food, Pharma & Nutrition
------------------------

The Food, Pharma & Nutrition ("FP&N") segment provides microencapsulation, granulation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also market human grade choline nutrient products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The FP&N portfolio also includes granulated calcium carbonate products, primarily used in, or in conjunction with, novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies in the United States.

Animal Nutrition & Health
-------------------------

Our Animal Nutrition & Health ("AN&H") segment provides the animal nutrition market with nutritional products derived from our encapsulation and chelation technologies in addition to basic choline chloride. Commercial sales of REASHURE(R) Choline, an encapsulated choline product that boosts health and milk production in transition and early lactation dairy cows, delivers nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels during certain weeks preceding and following calving, commonly referred to as the "transition period" of the animal. Also, we market NITROSHURE(TM), an encapsulated urea supplement for lactating dairy cows that is designed to create a slow-release nitrogen source for the rumen, allowing for greater flexibility in feed rations for dairy nutritionists and producers, and NIASHURE(TM), our microencapsulated niacin product for dairy cows delivering niacin more efficiently and helping to fight heat stress, and chelated mineral supplements for use in animal feed throughout the world. Our proprietary chelation technology provides enhanced nutrient absorption for various species of domestic and companion animals. AN&H also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold on both dry and aqueous forms, plays a vital role in the metabolism of fat and the building and maintaining of cell structures. Choline deficiency can result in, among other symptoms, reduced growth and perosis in poultry, and fatty liver, kidney necrosis and general poor health condition in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications. AN&H also manufactures and sells methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

We sell products for all three segments through our own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and nine months ended September 30, 2008 and September 30, 2007:

Business Segment Net Sales:

--------------------------------------------------------------------------------
                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                      2008        2007       2008        2007
--------------------------------------------------------------------------------
Specialty Products                  $  9,298   $  8,248   $  26,564   $  24,676
Food, Pharma & Nutrition               9,362      7,929      28,122      23,063
Animal Nutrition & Health             39,575     34,321     123,311      74,729
--------------------------------------------------------------------------------
Total                               $ 58,235   $ 50,498   $ 177,997   $ 122,468
================================================================================

Business Segment Earnings From Operations:

--------------------------------------------------------------------------------
                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                      2008        2007       2008        2007
--------------------------------------------------------------------------------
Specialty Products                  $  3,391   $  2,935   $   8,709   $   8,891
Food, Pharma & Nutrition               1,565      1,253       4,763       2,293
Animal Nutrition & Health              2,270      3,005       8,398       8,140
--------------------------------------------------------------------------------
Total                               $  7,226   $  7,193   $  21,870   $  19,324
================================================================================

                             RESULTS OF OPERATIONS
                             ---------------------

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Net Sales
---------

Net sales for the three months ended September 30, 2008 were $58,235, as compared with $50,498 for the three months ended September 30, 2007, an increase of $7,737 or 15.3%. Net sales for the Specialty Products segment were $9,298 for the three months ended September 30, 2008, as compared with $8,248 for the three months ended September 30, 2007, an increase of $1,050 or 12.7%. This increase was principally due to an increase in sales volume, along with modest price increases for products in this segment. Net sales for the Food, Pharma &
Nutrition segment were $9,362 for the three months ended September 30, 2008 compared with $7,929 for the three months ended September 30, 2007, an increase of $1,433 or 18.1%. This result was driven principally by improvement in the domestic and international food markets and continued strong sales of human-grade choline and calcium products. Net sales of $39,575 were realized for the three months ended September 30, 2008 for the Animal Nutrition & Health segment, as compared with $34,321 for the prior year comparable quarter, an increase of $5,254 or 15.3%. Feed and industrial grade choline product sales and derivatives increased 13.2%, or $3,877, over the prior year quarter, principally from increases in volume and modest selling price increases of feed grade choline. Sales of our specialty animal nutrition and health products, targeted for ruminant production animals and companion animals, increased 27.8% in this period or approximately 25% of the overall AN&H growth.

Operating Expenses
-------------------

Operating expenses for the three months ended September 30, 2008 were $5,486, as compared to $5,416 for the three months ended September 30, 2007, an increase of $70 or 1.3%. This increase was due primarily to higher expenses relating to accounting, tax services, and non-cash stock-based compensation recognition. Operating expenses were 9.4% of sales or 1.3 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable quarter. During the three months ended September 30, 2008 and 2007, the Company spent $681 and $613 respectively, on research and development programs, substantially all of which pertained to the Company's Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations
-----------------------------------------

Earnings from operations for the three months ended September 30, 2008 increased to $7,226 compared to $7,193 for the three months ended September 30, 2007, an increase of $33 or 0.5%, due largely to the above-noted increase in sales. Earnings from operations as a percentage of sales ("operating margin") for the three months ended September 30, 2008 decreased to 12.4% compared to 14.2% for the three months ended September 30, 2007, principally a result of product mix with a weighting toward lower profit margin products in the Animal Nutrition & Health segment. In addition, despite the implementation of price increases, we were not able to fully recover cost increases in certain petro-chemical raw materials, which continued or trended up during most of the quarter. While there was a reduction in certain raw material costs late in the quarter, the current raw material environment remains unpredictable. Also, the Company temporarily shut down production during the quarter at its facility in St. Gabriel, LA as a direct result of hurricanes Gustav and Ike. While this plant suffered no direct damage from these hurricanes, hurricane-related utility and supply disruptions interrupted our ability to produce products, yet substantially all our costs remained throughout the interruption, as we positioned for a timely restart of the operation. These noted raw material supply interruptions also negatively impacted the operation of our Verona, MO site, and have continued into the fourth quarter. Also in the quarter, our results reflect the typical seasonality associated with the summer holiday period in Europe, and were quite unfavorable from a manufacturing variance standpoint at the Marano Ticino, Italy facility. The Company is continuing to focus on implementing price increases, productivity improvements, and, most importantly, growth through new product development which should result in improved operating margins. Earnings from operations for the Specialty Products segment were $3,391, an increase of $456 or 15.5%, primarily due to higher sales volume and sales price increases. Earnings from operations for Food, Pharma & Nutrition were $1,565, an increase of $312 or 24.9%, due largely to increased sales into the domestic and international food markets, as well as higher sales of human-grade choline and calcium products. Earnings from operations for Animal Nutrition & Health, while favorably impacted by previously-noted increased sales volumes, decreased to $2,270, a reduction of $735 or 24.4%, largely due to the noted petro-chemical raw material cost increases and the plant inefficiencies.

Other Expenses (Income)
-----------------------

Interest income for the three months ended September 30, 2008 totaled $17 as compared to $96 for the three months ended September 30, 2007. Interest expense was $222 for the three months ended September 30, 2008 compared to $672 for the three months ended September 30, 2007. This decrease is primarily attributable to the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the term loan used to fund the Chinook Acquisition (see Notes 3 and 11). Other expense of $85 for the three months ended September 30, 2008 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense
------------------

The Company's effective tax rate for the three months ended September 30, 2008 and 2007 was 30.9% and 34.2%, respectively. This decrease in the effective tax rate is primarily attributable to a change in apportionment factors relating to state income taxes.

Net Earnings
------------

Primarily as a result of the above-noted increase in sales and lower effective tax rate, partially offset by the noted raw material increases and production-related expenses, net earnings were $4,793 for the three months ended September 30, 2008, as compared with $4,457 for the three months ended September 30, 2007, an increase of 7.5%.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Net Sales
---------

Net sales for the nine months ended September 30, 2008 were $177,997, as compared with $122,468 for the nine months ended September 30, 2007, an increase of $55,529 or 45.3%. Net sales for the Specialty Products segment were $26,564 for the nine months ended September 30, 2008, as compared with $24,676 for the nine months ended September 30, 2007, an increase of $1,888 or 7.7%. This increase was principally due to an increase in sales volume, along with modest price increases for products in this segment. Net sales for the Food, Pharma & Nutrition segment were $28,122 for the nine months ended September 30, 2008 compared with $23,063 for the nine months ended September 30, 2007, an increase of $5,059 or 21.9%. This result was driven principally by increased sales of calcium and nutritional products, as well as increased product sales in both the domestic and international food markets. Net sales of $123,311 were realized for the nine months ended September 30, 2008 for the Animal Nutrition & Health segment, as compared with $74,729 for the nine months ended September 30, 2007, an increase of $48,582 or 65.0%. This result reflects incremental sales of approximately $41,000 from the customer list acquisition of Chinook Group Limited ("Chinook") and from the Akzo Nobel Acquisition, as described in Note 3. For the nine months ending September 30, 2008, sales of our specialty animal nutrition and health products, targeted for ruminant production animals and companion animals, increased 40.9% or approximately 10% of the overall AN&H growth.

Operating Expenses
------------------

Operating expenses for the nine months ended September 30, 2008 were $17,276, as compared to $15,208 for the nine months ended September 30, 2007, an increase of $2,068 or 13.6%. This increase was due primarily to $736 of additional amortization expense, plus sales and technical personnel expense associated with the Chinook and Akzo Nobel acquisitions, as well as higher expenses relating to accounting, tax services, and non-cash stock-based compensation recognition. We also incurred approximately $493 of commercial development expenses toward our pharmaceutical market initiatives in the nine months ending September 30, 2008. With these increases, operating expenses were 9.7% of sales or 2.7 percentage points less than the operating expenses as a percent of sales incurred in the nine months ending September 30, 2007. During the nine months ended September 30, 2008 and 2007, the Company spent $2,164 and $1,797, respectively, on research and development programs, substantially all of which pertained to the Company's Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations
-----------------------------------------

Earnings from operations for the nine months ended September 30, 2008 increased to $21,870 compared to $19,324 for the comparative nine months ended September 30, 2007, an increase of $2,546 or 13.2%, due largely to the above-noted increase in sales. Earnings from operations as a percentage of sales ("operating margin") for the nine months ended September 30, 2008 decreased to 12.3% compared to 15.8% for the nine months ended September 30, 2007, principally a result of the previously-noted acquisition-related sales which carry a lower profit margin than the Company's other business segments. In addition, despite the implementation of price increases, we were not able to fully recover cost increases in certain petro-chemical raw materials, which continued or trended up within the year. While there was a reduction in certain raw material costs late in the third quarter 2008, the current raw material environment remains unpredictable. The Company is continuing to focus on implementing price increases, productivity improvements, and, most importantly, growth through new product development which should result in improved operating margins. Earnings from operations for the Specialty Products segment were $8,709, a decrease of $183 or 2.1%, as increases in sales volume and modest sales price increases were offset by even higher raw material costs and the previously-noted increased expenses relating to accounting, tax services, and non-cash stock-based compensation recognition. Earnings from operations for Food, Pharma & Nutrition were $4,763, an increase of $2,470 or 107.7%, due largely to increased sales of calcium and nutritional products, as well as increased volumes sold in both the domestic and international food markets. Earnings from operations for Animal Nutrition & Health, while unfavorably impacted by the noted petro-chemical raw material cost increases, improved to $8,398, an increase of $259 or 3.2%, and were favorably affected by organic growth and the previously-noted increased sales volumes derived from the acquisitions.

Other Expenses (Income)
-----------------------

Interest income for the nine months ended September 30, 2008 totaled $66 as compared to $170 for the nine months ended September 30, 2007. Interest expense was $792 for the nine months ended September 30, 2008 compared to $1,283 for the nine months ended September 30, 2007. This decrease is primarily attributable to lower interest rates and the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the term loan used to fund the Chinook Acquisition (see Notes 3 and 11). Other expense of $16 for the nine months ended September 30, 2008 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense
------------------

The Company's effective tax rate for the nine months ended September 30, 2008 and 2007 was 33.0% and 35.2%, respectively. This decrease in the effective tax rate is primarily attributable to a change in apportionment factors relating to state income taxes, as well as a change in the income proportion towards jurisdictions with lower tax rates.

Net Earnings
------------

Primarily as a result of the above-noted increase in sales and the noted raw material and operating expense increases, net earnings were $14,158 for the nine months ended September 30, 2008, as compared with $11,963 for the nine months ended September 30, 2007, an increase of 18.3%.

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

During the nine months ended September 30, 2008, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash
----

Cash and cash equivalents increased to $4,207 at September 30, 2008 from $2,307 at December 31, 2007 primarily resulting from the information detailed below. Working capital amounted to $25,505 at September 30, 2008 as compared to $16,139 at December 31, 2007, an increase of $9,366.

Operating Activities
--------------------

Cash flows from operating activities provided $17,229 for the nine months ended September 30, 2008 compared to $8,409 for the nine months ended September 30, 2007. The increase in cash flows from operating activities was primarily due to an increase in net earnings, accounts receivable collections, depreciation and amortization, and stock compensation expense combined with a decrease in prepaid expenses. The aforementioned increase in cash flows was partially offset by an increase in inventories and a reduction in accounts payable and accrued expenses.

Investing Activities
--------------------

Capital expenditures were $4,128 for the nine months ended September 30, 2008 compared to $3,005 for the nine months ended September 30, 2007. Assets acquired during the nine months ended September 30, 2007 totaled $40,640, which was principally related to the Chinook Acquisition and the Akzo Nobel Acquisition, as described in Note 3.

Financing Activities
--------------------

The Company has an approved stock repurchase program. The total authorization under this program is 2,508,692 shares. Since the inception of the program, a total of 1,307,867 shares have been purchased, none of which remained in treasury at September 30, 2008 or 2007. During the nine months ended September 30, 2008, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of (euro)7,500, translated to approximately $10,800 as of September 30, 2008 (the "European Term Loan"), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 3) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At September 30, 2008, this interest rate was 6.01%. At September 30, 2008, the European Term Loan had an outstanding balance of (euro)6,071, translated to $8,773. The European Loan Agreement also initially provided for a short-term revolving credit facility of
(euro)2,000 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2008. As part of this renewal, the European Loan Agreement was amended to increase the European Revolving Facility to (euro)3,000, translated to $4,335 as of September 30, 2008. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly. The Company has drawn down (euro)1,750, or $2,529 as translated at September 30, 2008, of the European Revolving Facility as of September 30, 2008.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $29,000 (the "Term Loan"), the proceeds of which were used to fund the Chinook Acquisition (see Note 3). The Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At September 30, 2008, this interest rate was 3.49%. As of September 30, 2008, the Company has prepaid
$14,500 of the Term Loan. At September 30, 2008, the Term Loan had an outstanding balance of $5,800. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts are outstanding on the Revolving Facility as of the date hereof. The Revolving Facility has a maturity date of May 31, 2009. Management believes that such facility will be renewed in the normal course of business.

Proceeds from stock options exercised totaled $1,000 and $752 for the nine months ended September 30, 2008 and 2007, respectively. Dividend payments were $1,975 and $1,596 for the nine months ended September 30, 2008 and 2007, respectively.

Other Matters Impacting Liquidity
---------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company's balance sheet as of September 30, 2008 for this obligation is $856. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies
----------------------------

There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2007 Annual Report on Form 10-K, during the nine months ended September 30, 2008.

Related Party Transactions
--------------------------

The Company was not engaged in related party transactions during the nine months ended September 30, 2008 and all transactions of the Company during such period were at arms length.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. The money market funds in which the Company invests are participants in the United States Treasury Department's Temporary Guarantee Program for Money Market Funds. This program provides coverage for amounts held in money market funds as of the close of business on September 19, 2008. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of September 30, 2008, the Company's borrowings were under a bank term loan bearing interest at LIBOR plus 1.00%, a second bank term loan bearing interest at EURIBOR plus 1.00%, a revolving line of credit bearing interest at LIBOR plus 1.00% and a second revolving line of credit bearing interest at EURIBOR plus 1.25%. A 100 basis point increase or decrease in interest rates, applied to the Company's borrowings at September 30, 2008, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $171. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Part II. Other Information

Item 1A. Risk Factors

There have been no material changes in the Risk Factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

                                          BALCHEM CORPORATION
                                          -------------------

                                          By: /s/ Dino A. Rossi
                                          ---------------------
                                          Dino A. Rossi, Chairman, President and
                                          Chief Executive Officer

      Date: November 7, 2008

                                  Exhibit Index

Exhibit No.                Description
-----------                -----------

Exhibit 31.1      Certification of Chief Executive Officer pursuant to Rule 13a-
                  14(a).

Exhibit 31.2      Certification of Chief Financial Officer pursuant to Rule 13a-
                  14(a).

Exhibit 32.1      Certification  of Chief  Executive   Officer  pursuant to Rule
                  13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2      Certification  of  Chief  Financial  Officer  pursuant to Rule
                  13a-14(b) and  Section 1350 of   Chapter 63 of Title 18 of the
                  United States Code.