Form 10-K
period 2008-12-31
BALCHEM CORP
filed 2009-03-12
CIK 9326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-K
                                 ---------------

         (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _____ .

                         Commission file number: 1-13648

                    ---------------------------------------

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

(Check one):  Large accelerated filer |_|         Accelerated filer |X|
              Non-accelerated filer |_|           Smaller reporting company |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the common stock on the NASDAQ Global Market on June 30, 2008 was approximately $412,781,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's common stock was 18,293,631 as of March 3, 2009.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant's proxy statement for its 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant's fiscal year-end of December 31, 2008 are incorporated by reference in Part III of this Report.

            Cautionary Statement Regarding Forward-Looking Statements
            ---------------------------------------------------------

      This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under "Item 1A. - Risk Factors" below, including the following:

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

      We cannot assure you that the expectations or beliefs reflected in these forward-looking statements will prove correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K and all subsequent written and oral forward-looking statements made by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein.

                                     Part I

Item 1. Business

General:

      Balchem Corporation ("Balchem," the "Company," "we" or "us"), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical and medical sterilization industries. Effective with the quarter ending March 31, 2008, we have realigned our business segment reporting structure to appropriately reflect the internal management of the businesses, largely due to the impact of acquisitions in 2007. We will continue to report three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health. Changes to the reporting segments are as follows: chelated minerals and specialty nutritional products for the animal health industry, formerly reported as a part of the encapsulated/nutritional products segment, are now combined with the choline business (formerly BCP Ingredients) into a consolidated Animal Nutrition & Health segment. The encapsulated/nutritional products segment has been renamed Food, Pharma & Nutrition, focusing on human health. There are no changes to the Specialty Products segment. Business segment net sales and earnings from operations have been reclassified for all periods presented to reflect the segment changes.

      The Company sells its products through its own sales force, independent distributors and sales agents. Financial information concerning the Company's business, business segments and geographic information appears in the Notes to our Consolidated Financial Statements included under Item 8 below, which information is incorporated herein by reference.

      The Company operates four domestic subsidiaries, all of which are wholly-owned: BCP Ingredients, Inc. ("BCP"), Balchem Minerals Corporation
("BMC"), BCP Saint Gabriel, Inc. ("BCP St. Gabriel"), each a Delaware corporation, and Chelated Minerals Corporation ("CMC"), a Utah corporation. We also operate three wholly-owned subsidiaries in Europe: Balchem BV and Balchem Trading BV, both Dutch limited liability companies, and Balchem Italia Srl, an Italian limited liability company. Unless otherwise stated to the contrary, or unless the context otherwise requires, references to the Company in this report includes Balchem Corporation and its subsidiaries.

Food, Pharma & Nutrition
------------------------

      The Food, Pharma & Nutrition ("FP&N") segment provides microencapsulation, granulation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also market human grade choline nutrient products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The FP&N portfolio also includes granulated calcium carbonate products, primarily used in, or in conjunction with, novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies.

Specialty Products
------------------

      Our Specialty Products segment operates as ARC Specialty Products. The Specialty Products segment repackages and distributes the following specialty gases: ethylene oxide, blends of ethylene oxide, propylene oxide and methyl chloride.

      We sell ethylene oxide, at the 100% level, as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance or appearance of the device being sterilized. We distribute our 100% ethylene oxide product in uniquely designed, recyclable double-walled stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Transportation. The Company's inventory of these custom built drums, along with the Company's three filling facilities, represent a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are our principal customers for this product. In addition, ethylene oxide blends are highly effective as a fumigant, in killing bacteria, fungi, and insects in spices and other seasoning materials. In addition, the Company also sells small, uniquely designed single use canisters of 100% ethylene oxide for use in medical device sterilization.

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

Animal Nutrition & Health
-------------------------

      Our Animal Nutrition & Health ("AN&H") segment provides the animal nutrition market with nutritional products derived from our encapsulation and chelation technologies in addition to basic choline chloride. Commercial sales of REASHURE(R) Choline, an encapsulated choline product, NITROSHURETM, an encapsulated urea supplement, and NIASHURETM, our microencapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals. In October 2008, we introduced a rumen-protected lysine for use in dairy rations, AMINOSHURETM-L, which gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. AN&H also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold on both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications. The AN&H segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

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

Seasonality:
------------

      In general, the businesses of our segments are not seasonal to any material extent.

Backlog:
--------

      At December 31, 2008, the Company had a total backlog of $6,384,000 (including $4,434,000 for the AN&H segment; $1,280,000 for the FP&N segment and $670,000 for Specialty Products segment), as compared to a total backlog of $7,303,000 at December 31, 2007 (including $5,226,000 for the AN&H segment; $1,723,000 for the FP&N segment and $354,000 for Specialty Products segment). It has generally been the Company's policy and practice to maintain an inventory of finished products and/or component materials for its segments to enable it to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2009 fiscal year.

Competition:
------------

      The Company's competitors include many large and small companies, some of which have greater financial, research and development, production and other resources than the Company. Competition in the encapsulation markets served by the Company is based primarily on product performance, customer support, quality, service and price. The development of new and improved products is important to the Company's success. This competitive environment requires substantial investments in product and manufacturing process research and development. In addition, the winning and retention of customer acceptance of the Company's food and nutrition products involve substantial expenditures for application testing and sales efforts. The Company also engages various universities to assist in research and provide independent third-party analysis. In the specialty products business, the Company faces competition from alternative sterilizing technologies and products. Competition in the animal feed markets served by the Company is based primarily on service and price.

Research & Development:
-----------------------

      During the years ended December 31, 2008, 2007 and 2006, the Company incurred research and development expense of approximately $2.9 million, $2.5 million and $2.0 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the FP&N and AN&H segments. During the year ended December 31, 2008, an average of 21 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

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

Acquisitions, Dispositions, and Capital Projects:
-------------------------------------------------

      In 2007, we made two significant acquisitions.

      In April 2007, pursuant to an asset purchase agreement dated March 30, 2007, we acquired the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy, through our affiliate, Balchem BV. Balchem BV subsequently assigned this asset purchase agreement to its wholly-owned subsidiary, Balchem Italia Srl. In this Annual Report on Form 10-K, we refer to this acquisition as the "Akzo Nobel Acquisition".

      In March 2007, BCP acquired certain choline chloride business assets of Chinook Global Limited ("Chinook"), a privately held Ontario corporation. In this Annual Report on Form 10-K, we refer to this acquisition as the "Chinook Acquisition".

      In February 2006, we acquired all of the outstanding capital stock of CMC, which was then privately held. CMC is a manufacturer and global marketer of chelated mineral nutritional supplements for livestock, pet and swine feeds. In this Annual Report on Form 10-K, we refer to this acquisition as the "CMC Acquisition."

      Excluding acquisitions, capital expenditures were approximately $5.1 million for 2008, as compared to $4.9 million in 2007. Capital expenditures are projected to be approximately $5.0 million for 2009.

Environmental / Regulatory Matters:
-----------------------------------

      The Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"), a health and safety statute, requires that certain products within our specialty products segment must be registered with the EPA because they are considered pesticides. In order to obtain a registration, an applicant typically must demonstrate, through extensive test data, that its product will not cause unreasonable adverse effects on the environment. We hold an EPA registration permitting us to sell ethylene oxide as a medical device sterilant and spice fumigant.

      We are in the process of reregistering this product's use in compliance with FIFRA re-registration requirements for pesticide products. With respect to the treatment of spices, the EPA prohibited the use of ethylene oxide to treat basil, effective August 1, 2007, but allows the continuing use of ethylene oxide to treat all other spices, provided a mandated treatment method is used beginning August 1, 2008.

      Another area of the EPA's re-registration effort resulted in the April 16, 2008 issuance of the RED (Re-registration Eligibility Decision) for ethylene oxide which permits the continued use of ethylene oxide "to sterilize medical or laboratory equipment, pharmaceuticals, and aseptic packaging, or to reduce microbial load on musical instruments, cosmetics, whole and ground spices and other seasoning materials and artifacts, archival material or library objects." Given that "the database to support re-registration is substantially complete," our re-registration effort is similarly substantially completed, which will continue to authorize our ethylene oxide product sales for medical device sterilization. While the EPA may request additional testing, we believe that the use of ethylene oxide will continue to be permitted. The product, when used as a sterilant for certain medical devices, has no known equally effective substitute. Management believes absence of availability of this product could not be easily tolerated by various medical device manufacturers and the health care industry due to the resultant infection potential.

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

Employees:
----------

      As of March 1, 2009, the Company employed approximately 332 persons. Approximately 73 employees at our Marano, Ticino, Italy facility are covered by a national collective bargaining agreement, which expires in 2010. Approximately 55 employees at the Company's Verona, Missouri facility are covered by a collective bargaining agreement, which expires in 2012.

Available Information:
----------------------

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

Item 1A. Risk Factors

      Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

      Our  operating  results  may  be  adversely   impacted  by  macro-economic
uncertainties and fears.

      Recently, general worldwide economic conditions have experienced a significant downturn due to the credit conditions impacted by factors such as the subprime-mortgage turmoil, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity and the impact of natural disasters. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products which would reduce our revenues and profitability. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, depth or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the markets in which we operate.

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

      The principal raw materials that we use in the manufacture of our products can be subject to price fluctuations due to market conditions. Such raw materials include materials derived from petrochemicals, minerals, metals and other commodities. While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, these changes may not occur simultaneously or to the same degree. At times, we may be unable to pass increases in raw material costs through to our customers due to certain contractual obligations. Such increases in the price of raw materials, if not offset by product price increases, or substitute raw materials, would have an adverse impact on our profitability. We believe we have reliable sources of supply for our raw materials under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

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

      For the year ended December 31, 2008, approximately 37% of our net sales consisted of sales outside the United States, predominately to Europe, Japan and China. In addition, we conduct a portion of our manufacturing outside the United States. International sales are subject to inherent risks. The majority of our foreign sales occur through our foreign sales subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

      We may, from time to time, experience problems in our labor relations.

      In North America, approximately 55 employees, or 22% of our North American workforce, as of December 31, 2008, are represented by a union under a single collective bargaining agreement. This agreement expires in 2012. In Europe, approximately 73 employees are covered by a collective bargaining agreement. This agreement expires in 2010. We believe that our present labor relations with all of our unionized employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. Similarly, if our relations with the unionized portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected.

      Our international operations subject us to currency translation risk and currency transaction risk which could cause our results to fluctuate from period to period.

      The financial condition and results of operations of our foreign subsidiaries are reported in Euros and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies in recent years have fluctuated significantly and may do so in the future. In the past year, as a result of the strength of the Euro compared to the U.S. dollar, our operating results in U.S. dollars were positively affected upon translation. The positive impact of a strengthening Euro may not continue in the future and may even reverse if the Euro declines in value compared to the U.S. dollar. Furthermore, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency different than the functional currency. Given the volatility of exchange rates, we may not be able to effectively manage our currency transactions and/or translation risks. Volatility in currency exchange rates could impact our business and financial results.

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

      Manufacturing facilities owned by the Company for its encapsulated products business and a blending, drumming and terminal facility for the Company's ethylene oxide business, are presently housed in three buildings located in Slate Hill, New York comprising a total of approximately 51,000 square feet. The Company owns a total of approximately 16 acres of land on two parcels in this community.

      The Company owns a facility located on an approximately 24 acre parcel of land in Green Pond, South Carolina. The site consists of a drumming facility, a canister filling facility, a maintenance building and an office building comprising a total of approximately 34,000 square feet. The Company uses this site for repackaging products in its specialty products segment.

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

      The Company leases production and warehouse space in Channahon, Illinois. The Company uses this facility for production related to the Company's calcium carbonate line of business. The initial term of the lease is effective through September 30, 2010, subject to earlier termination by Balchem upon sixty days notice, or by the landlord upon sixty days notice. The Company's leased space in Channahon, Illinois totals approximately 26,000 square feet.

      The Company, through CMC, owns a manufacturing facility and warehouse, comprising approximately 16,500 square feet, located on approximately 5 acres of land in Salt Lake City, Utah. The Company manufactures and distributes its chelated mineral nutrients for animal feed products at this location.

      The Company, through BCP, owns a manufacturing facility located upon approximately 11 acres of leased realty in St. Gabriel, Louisiana. The Company manufactures and distributes animal feed grade choline chloride at this location.

      The Company, through its European subsidiary, Balchem Italia Srl, owns a facility located on an approximately 30 acre parcel of land in Marano Ticino, Italy. The Company manufactures and distributes methylamines, animal feed grade choline and human choline nutrients at this location.

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

      Since December 22, 2006, the Company's common stock has traded on the Nasdaq Global Market under the trading symbol BCPC. Prior to that, our common stock traded on the American Stock Exchange under the trading symbol BCP. The high and low closing prices for the common stock as recorded for each quarterly period during the years ended December 31, 2008 and 2007 were as follows:

===============================================================
Quarterly Period                         High           Low
---------------------------------------------------------------
Ended March 31, 2008                 $    23.34     $     19.05
Ended June 30, 2008                       26.44           22.16
Ended September 30, 2008                  29.50           24.17
Ended December 31, 2008                   26.86           21.16
===============================================================

===============================================================
Quarterly Period                         High           Low
---------------------------------------------------------------
Ended March 31, 2007                 $    18.56     $     14.09
Ended June 30, 2007                       19.17           17.15
Ended September 30, 2007                  21.25           15.60
Ended December 31, 2007                   24.00           20.16
===============================================================

      On March 3, 2009 the closing price for the common stock on the Nasdaq Global Market was $19.25.

      (b) Record Holders.

      As of March 3, 2009, the approximate number of holders of record of the Company's common stock was 192. Such number does not include stockholders who hold their stock in street name. The total number of beneficial owners of the Company's common stock is estimated to be approximately 12,399.

      (c) Dividends.

      The Company declared cash dividends of $0.11 per share on its common stock during its fiscal years ended December 31, 2008 and 2007.

      For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

      (d) Performance Graph.

      The graph below sets forth the cumulative total stockholder return on the Company's Common Stock (referred to in the table as "BCPC") for the five years ended December 31, 2008, the overall stock market return during such period for shares comprising the Russell 2000(R) Index (which the Company believes includes companies with market capitalization similar to that of the Company), and the overall stock market return during such period for shares comprising the Standard & Poor's 500 Food Group Index, in each case assuming a comparable initial investment of $100 on December 31, 2003 and the subsequent reinvestment of dividends. The Russell 2000(R) Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000(R) Index. In light of the Company's industry segments, the Company does not believe that published industry-specific indices are necessarily representative of stocks comparable to the Company. Nevertheless, the Company considers the Standard & Poor's 500 Food Group Index to be potentially useful as a peer group index with respect to the Company in light of the Company's Food, Pharma & Nutrition segment. The performance of the Company's Common Stock shown on the graph below is historical only and not indicative of future performance.

                                              Russell          S&P Food
                                 BCPC      2000(R) Index     Group Index
                            -----------------------------------------------
         12/31/03              $100.00        $100.00          $100.00
         12/31/04              $152.15        $118.33          $116.18
         12/31/05              $196.12        $123.72          $104.03
         12/31/06              $253.42        $146.44          $118.11
         12/31/07              $331.28        $145.23          $117.68
         12/31/08              $368.73        $ 95.44          $ 99.90

                                Stock
                                Price         Value            Value
                            -----------------------------------------------
         12/31/03               $ 6.76      $2,273.20         213.9892
         12/31/04               $10.28      $2,689.86         248.6118
         12/31/05               $13.25      $2,812.35         222.6220
         12/31/06               $17.12      $3,328.90         252.7360
         12/31/07               $22.38      $3,301.28         251.8328
         12/31/08               $24.91      $2,169.65         213.7655

Item 6. Selected Financial Data

The selected statements of operations data set forth below for the three years in the period ended December 31, 2008 and the selected balance sheet data as of December 31, 2008 and 2007 have been derived from our Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC. The following information should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere herein.

Earnings per share and dividend amounts have been adjusted for the December 2006 and 2005 three-for-two stock splits (effected by means of stock dividends).

(In thousands, except per share data)

=====================================================================================================================
Year ended December 31,                 2008              2007              2006            2005             2004
                                     (1)(2)(3)(4)     (1)(2)(3)(4)         (1)(2)            (1)
---------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
----------------------------
Net sales                            $    232,050     $    176,201     $    100,905     $     83,095     $     67,406
Earnings before income
     tax expense                           28,431           24,829           19,101           17,191           12,715
Income tax expense                          9,381            8,711            6,823            6,237            4,689
Net earnings                               19,050           16,118           12,278           10,954            8,026
Basic net earnings per
     common share                    $       1.06     $        .91     $        .70     $        .63     $        .48
Diluted net earnings per
     common share                    $       1.00     $        .87     $        .67     $        .61     $        .46

======================================================================================================================
At December 31,                                 2008           2007            2006           2005            2004
---------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
------------------
Total assets                         $    154,474     $    154,424     $     92,333     $     75,141     $     60,405
Long-term debt                              6,671           17,398               --               --               --
Other long-term
    obligations                             1,609            1,529              784            1,043            1,003
Total stockholders' equity                114,506           93,080           75,362           60,933           50,234
Dividends per common share           $        .11     $        .11     $        .09     $        .06     $        .04
---------------------------------------------------------------------------------------------------------------------

      (1) Includes the operating results, cash flows, and assets relating to the Loders Croklaan Acquisition from the date of acquisition (July 1, 2005) forward.

      (2) Includes the operating results, cash flows, and assets relating to the CMC Acquisition from the date of acquisition (February 8, 2006) forward.

      (3) Includes the operating results, cash flows, and assets relating to the Chinook Acquisition from the date of acquisition (March 19, 2007) forward.

      (4) Includes the operating results, cash flows, and assets relating to the Akzo Nobel Acquisition from the date of acquisition (May 1, 2007) forward.

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

      Animal Nutrition & Health
      -------------------------

      Our Animal Nutrition & Health ("AN&H") segment provides the animal nutrition market with nutritional products derived from our encapsulation and chelation technologies in addition to basic choline chloride. Commercial sales of REASHURE(R) Choline, an encapsulated choline product, NITROSHURETM, an encapsulated urea supplement, and NIASHURETM, our microencapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals. In October 2008, we introduced the first proven rumen-protected lysine for use in dairy rations, AMINOSHURETM-L, which gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. AN&H also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold on both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications. The AN&H segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

      Sales of specialty products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of existing successful university research on the animal health benefits of the Company's products. Management believes that success in the commodity-oriented basic choline chloride marketplace is highly dependent on the Company's ability to maintain its strong reputation for excellent product quality and customer service. In addition, the Company must continue to increase production efficiencies in order to maintain its low-cost position to effectively compete in a highly competitive global marketplace.

      The Company sells products for all three segments through its own sales force, independent distributors, and sales agents.

      The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2008, 2007 and 2006 (in thousands):

Business Segment Net Sales:
========================================================================================================
                                                     2008                  2007                  2006
--------------------------------------------------------------------------------------------------------
Specialty Products                               $    35,835           $    33,057           $    32,026
Food, Pharma & Nutrition                              35,702                32,052                28,702
Animal Nutrition & Health                            160,513               111,092                40,177
--------------------------------------------------------------------------------------------------------
Total                                            $   232,050           $   176,201           $   100,905
========================================================================================================

Business Segment Earnings From Operations:
========================================================================================================
                                                     2008                  2007                  2006
--------------------------------------------------------------------------------------------------------
Specialty Products                               $    12,545           $    11,824           $    11,315
Food, Pharma & Nutrition                               5,469                 4,144                 2,162
Animal Nutrition & Health                             11,334                 9,938                 5,685
--------------------------------------------------------------------------------------------------------
Total                                            $    29,348           $    25,906           $    19,162
========================================================================================================

Fiscal Year 2008 compared to Fiscal Year 2007
(All amounts in thousands, except share and per share data)

      Net Sales
      ---------

      Net sales for 2008 were $232,050, as compared with $176,201 for 2007, an increase of $55,849 or 31.7%. Net sales for the specialty products segment were $35,835 for 2008, as compared with $33,057 for 2007, an increase of $2,778 or 8.4%. This increase was due principally to greater sales volumes of ethylene oxide for medical device sterilization and propylene oxide for starch modification as well as a modest price increase adopted to help offset rising raw material costs during 2008. Net sales for the Food, Pharma & Nutrition segment were $35,702 for 2008, as compared with $32,052 for 2007, an increase of $3,650 or 11.4%. This result was driven principally by increased sales of calcium and nutritional products, as well as increased product sales in both the domestic and international food markets. Net sales of $160,513 were realized in 2008 for the Animal Nutrition & Health segment, as compared with $111,092 for 2007, an increase of $49,421 or 44.5%. This result reflects incremental sales of approximately $40,000 from the customer list acquisition of Chinook Group Limited ("Chinook") and from the Akzo Nobel Acquisition, as described in Note 5. For the twelve months ending December 31, 2008, sales of our specialty animal nutrition and health products, targeted for ruminant production animals and companion animals, increased 32.9% or approximately 12% of the overall AN&H growth.

      Operating Expenses
      ------------------

      Operating expenses for 2008 were $23,230, as compared to $21,024 for 2007, an increase of $2,206 or 10.5%. This increase was due primarily to $736 of additional amortization expense, plus sales and technical personnel expense associated with the Chinook and Akzo Nobel acquisitions, as well as higher expenses relating to accounting, tax services, and non-cash stock-based compensation recognition. With these increases, operating expenses were 10.0% of sales or 1.9 percentage points less than the operating expenses as a percent of sales incurred in 2007. During 2008 and 2007, the Company spent $2,877 and $2,514, respectively, on research and development, substantially all of which pertained to the Food, Pharma, Nutrition, and Animal Nutrition & Health segments.

      Business Segment Earnings From Operations
      -----------------------------------------

      Earnings from operations for 2008 increased to $29,348 compared to $25,906 for 2007, an increase of $3,442 or 13.3%, due largely to the above-noted increase in sales. Earnings from operations as a percentage of sales ("operating margin") for 2008 decreased to 12.6% compared to 14.7% for 2007, principally a result of the previously-noted acquisition-related sales which carry a lower profit margin than the Company's other business segments. In addition, despite the implementation of price increases, we were not able to fully recover cost increases in certain petro-chemical raw materials, which continued or trended up within the year. We did begin to see a reduction in certain raw material costs late in the third quarter 2008. The Company is continuing to focus on implementing price increases, productivity improvements, and, most importantly, growth through new product development which should result in improved operating margins. Earnings from operations for the Specialty Products segment were $12,545, an increase of $721 or 6.1%, a result of increases in sales volume and modest sales price increases offset by higher raw material costs and the previously-noted increased expenses relating to accounting, tax services, and non-cash stock-based compensation recognition. Earnings from operations for Food, Pharma & Nutrition were $5,469, an increase of $1,325 or 32.0%, due largely to increased sales of calcium and nutritional products. Earnings from operations for Animal Nutrition & Health, while unfavorably impacted by the noted petro-chemical raw material cost increases, improved to $11,334, an increase of $1,396 or 14.0%, and were favorably affected by organic growth and the previously-noted increased sales volumes derived from the acquisitions.

      Other Expenses (Income)
      -----------------------

      Interest income for 2008 totaled $107 as compared to $166 for 2007. Interest expense, net of capitalized interest, was $963 for 2008 compared to $1,562 for 2007. This decrease is primarily attributable to lower interest rates and the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the term loan used to fund the Chinook Acquisition. Other expense of $61 for 2008 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

      Income Tax Expense
      ------------------

      The Company's effective tax rate 2008 and 2007 was 33.0% and 35.1%, respectively. This decrease in the effective tax rate is primarily attributable to a change in apportionment factors relating to state income taxes, as well as a change in the income proportion towards jurisdictions with lower tax rates.

      Net Earnings
      ------------

      Primarily as a result of the above-noted increase in sales and the noted raw material and operating expense increases, net earnings were $19,050 for 2008, as compared with $16,118 for 2007, an increase of 18.2%.

Fiscal Year 2007 compared to Fiscal Year 2006
(All amounts in thousands, except share and per share data)

      Net Sales
      ---------

      Net sales for 2007 were $176,201, as compared with $100,905 for 2006, an increase of $75,296 or 74.6%. Net sales for the specialty products segment were $33,057 for 2007, as compared with $32,026 for 2006, an increase of $1,031 or 3.2%. This increase was principally due to an increase in sales volume, along with modest price increases for products in this segment. Net sales for the Food, Pharma & Nutrition segment were $32,052 for 2007, as compared with $28,702 for 2006, an increase of $3,350 or 11.7%. This result was driven principally by increased global sales of human nutritional and choline products, and includes growth of $1,952 relating to the Akzo Nobel Acquisition. Net sales for the Animal Nutrition & Health segment were $111,092 in 2007, as compared with $40,177 for 2006, an increase of $70,915 or 176.5%. This result reflects sales from the Chinook Acquisition and the Akzo Nobel Acquisition in 2007, which contributed in the aggregate approximately $62,495 of the revenue in this segment. The remaining increase was due to increased volumes sold in the core dry and aqueous choline, as well as the specialty industrial product lines. Sales of REASHURE(R), Niashure and chelated minerals, our specialty animal nutrition and health products targeted for ruminant animals, and increases in the companion animal market also contributed to this growth.

      Operating Expenses
      ------------------

      Operating expenses for 2007 increased to $21,024 from $14,844 for 2006, an increase of $6,180 or 41.6%. This increase was due primarily to $2,300 of additional amortization expense, plus sales and technical personnel expense associated with the Chinook and Akzo Nobel acquisitions. We also incurred approximately $1,224 of commercial development expenses toward our pharmaceutical market initiatives in 2007. With these increases, operating expenses were 11.9% of sales or 2.8 percentage points less than the operating expenses as a percent of sales incurred in 2006. During 2007 and 2006, the Company spent $2,514 and $2,019 respectively, on research and development, substantially all of which pertained to the Company's encapsulated / nutritional products for both human and animal health.

      Business Segment Earnings From Operations
      -----------------------------------------

      As a result of the foregoing, earnings from operations for 2007 were $25,906 as compared to $19,162 for 2006, reflecting a 35.2% increase from year to year. Earnings from operations for the specialty products segment increased to $11,824 in 2007 from $11,315 in 2006, an increase of $509 or 4.5%, due largely to increases in sales volume and modest sales price increases. These increases were partially offset by higher raw material costs. Earnings from operations for the Food, Pharma & Nutrition segment increased to $4,144 in 2007 from $2,162 in 2006, an increase of $1,981 or 91.6%, as this segment was favorably affected by the Akzo Nobel Acquisition and increased volumes sold principally in the human choline markets. Earnings from operations for the Animal Nutrition & Health segment, increased to $9,938 in 2007 from $5,684 in 2006, an increase of $4,254 or 74.8%, as a result of the previously noted increased sales volumes and improved productivity, partially offset by certain petro-chemical raw material cost increases.

      Other Expenses (Income)
      -----------------------

      Interest income for 2007 totaled $166, as compared to $128 for 2006. This increase is attributable to an increase in the Company's average cash balance during 2007. Interest expense, net of capitalized interest, was $1,562 for 2007, as compared to $189 for 2006. This increase is attributable to the increase in average current and long-term debt resulting from the Chinook Acquisition and Akzo Nobel Acquisition. Other income of $319 for 2007 is the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

      Income Tax Expense
      ------------------

      The Company's effective tax rate for 2007 and 2006 was 35.1% and 35.7%, respectively. This decrease in the effective tax rate is primarily attributable to a domestic manufacturer's deduction and to a change in allocation relating to state income taxes. The adoption of Interpretation No. 48, " Accounting for Uncertainty in Income Taxes " ("FIN 48") adversely affected the 2007 income tax expense by $220 and the effective tax rate by 0.9%.

      Net Earnings
      ------------

      Primarily as a result of the above-noted increase in sales, net earnings were $16,118 for 2007, as compared with $12,278 for 2006, an increase of 31.3%.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

      Contractual Obligations
      -----------------------

      The Company's contractual obligations and debt obligations, excluding revolver borrowings, as of December 31, 2008, are summarized in the table below:

===========================================================================================================
                                                              Payments due by period
                                           ---------------------------------------------------------------
                                                    Less than                                    More than
    Contractual Obligations             Total         1 year       1-3 years      3-5 years       5 years
----------------------------------------------------------------------------------------------------------
Long-term debt obligations           $   9,531      $   2,860      $   6,671      $      --      $      --
Operating lease obligations (1)          2,590          1,128            894            347            221
Purchase obligations (2)                 8,048          8,048             --             --             --
===========================================================================================================
Total                                $  20,169      $  12,036      $   7,565      $     347      $     221
===========================================================================================================

(1)   Principally   includes   obligations   associated   with  future   minimum
      non-cancelable operating lease obligations (including the headquarters office space entered into in 2002).

(2) Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

      The table above excludes a $581 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FAS Statement No. 109" ("FIN 48") as we are unable to reasonably estimate the timing of settlement (see Note 8 for a further discussion on FIN 48).

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

      Acquisitions and Dispositions
      -----------------------------

      Effective April 30, 2007, pursuant to an asset purchase agreement dated March 30, 2007 (the "Akzo Nobel Asset Purchase Agreement"), the Company, through
its  European  subsidiary,   Balchem  B.V.,
completed an acquisition of the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy (the "Akzo Nobel Acquisition") for a purchase price, including acquisition costs, of approximately $8,000.

      On March 16, 2007, the Company, through BCP, entered into an asset purchase agreement (the "Asset Purchase Agreement") with Chinook Global Limited ("Chinook"), a privately held Ontario corporation, pursuant to which BCP acquired certain of Chinook's choline chloride business assets (the "Chinook Acquisition") for a purchase price, including acquisition costs, of approximately $33,000. The Chinook Acquisition closed effective the same date.

      On February 8, 2006, the Company, through its wholly owned subsidiary Balchem Minerals Corporation, acquired all of the outstanding capital stock of CMC, for a purchase price, including acquisition costs, of approximately $17,900. CMC is a manufacturer and global marketer of chelated mineral nutritional supplements for livestock, pet and swine feeds.

      Cash
      ----

      Cash and cash equivalents increased to $3,422 at December 31, 2008 from $2,307 at December 31, 2007 primarily resulting from the information detailed below. Working capital amounted to $29,566 at December 31, 2008 as compared to $16,139 at December 31, 2007, an increase of $13,427.

      Operating Activities
      --------------------

      Cash flows from operating activities provided $22,897 for 2008 compared to $15,637 for 2007. The increase in cash flows from operating activities was primarily due to an increase in net earnings, depreciation and amortization, and stock compensation. The aforementioned increase in cash flows was partially offset by an increase in inventories, accounts receivable and a reduction in accounts payable and accrued expenses.

      Investing Activities
      --------------------

      Capital expenditures were $5,080 for 2008 compared to $4,858 for 2007. Assets acquired in 2007 totaled $40,744, which was principally related to the Chinook Acquisition and the Akzo Nobel Acquisition (see Note 5).

      Financing Activities
      --------------------

      The Company has an approved stock repurchase program. The total authorization under this program is 2,508,692 shares. Since the inception of the program, a total of 1,307,867 shares have been purchased, none of which remained in treasury at December 31, 2008 or 2007. During 2008, no additional shares were purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

      On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of (euro)7,500, translated to approximately $10,573 of December 31, 2008 (the "European Term Loan"), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 5) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The
European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At December 31, 2008, this interest rate was 4.61%. At December 31, 2008, the European Term Loan had an outstanding balance of (euro)5,804 translated to $8,181. The European Loan Agreement also initially provided for a short-term revolving credit facility of
(euro)2,000 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May

1, 2008. As part of this renewal, the European Loan Agreement was amended to increase the European Revolving Facility to (euro)3,000, translated to $4,229 as of December 31, 2008. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly. The Company has drawn down (euro)1,450, or $2,044 as translated at December 31, 2008, of the European Revolving Facility as of December 31, 2008.

      On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $29,000 (the "Term Loan"), the proceeds of which were used to fund the Chinook Acquisition (see Note 5). The Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At December 31, 2008, this interest rate was 2.20%. As of December 31, 2008, the Company has prepaid $17,500 of the Term Loan. At December 31, 2008, the Term Loan had an outstanding balance of $1,350. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts are outstanding on the Revolving Facility as of the date hereof. The Revolving Facility has a maturity date of May 31, 2009. Management believes that such facility will be renewed in the normal course of business.

      Indebtedness under the Company's loan agreements are secured by assets of the Company.

      Proceeds from stock options exercised totaled $1,050 and $1,217 for 2008 and 2007, respectively. Dividend payments were $1,975 and $1,596 for 2008 and 2007, respectively.

      Other Matters Impacting Liquidity
      ---------------------------------

      The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company's balance sheet as of December 31, 2008 for this obligation is $801. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

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

      Revenue Recognition
      -------------------

      Revenue is recognized upon product shipment, passage of title and risk of loss, and when collection is reasonably assured. The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are principally not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In addition, the Company follows the provisions of the  Securities and Exchange  Commission's  (SEC) Staff  Accounting  Bulletin
(SAB) No. 104, "Revenue Recognition," which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.

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

      Beginning in fiscal 2007, we account for uncertainty in income taxes utilizing the Financial Accounting Standards Board's Interpretation No. 48,
"Accounting for Uncertainty in Income Taxes -- an interpretation of FAS Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. The application of FIN 48 requires judgment related to the uncertainty in income taxes and could impact our effective tax rate.

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

      New Accounting Pronouncements:

      In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants' (AICPA) Statement on Auditing Standards (SAS) No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." SFAS No. 162 is effective November 15, 2008. The adoption of this statement was not significant to the Company's consolidated financial statements.

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

      In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) the effect of derivative instruments and related hedged items on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, the statement will have no impact on our financial condition, results of operations or cash flows.

      In December 2007, the FASB issued SFAS No.141 (revised 2007), "Business Combinations", or SFAS 141R. The purpose of issuing the statement is to replace current guidance in SFAS No.141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R will be effective for any business combinations that occur after January 1, 2009. The Company is currently evaluating the impact that SFAS 141R will have on its financial statements and disclosures.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51", or SFAS
160. SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 will be effective January 1, 2009. The Company does not expect the adoption of this statement to be significant to its consolidated financial statements.

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

      In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The Company has adopted the provisions of this statement for its financial assets and liabilities as of January 1, 2008 and it did not have a material impact on its financial condition or results of operations. As permitted by FASB Staff Position ("FSP") No. FAS 157-2, "Effective Date of FASB Statement No. 157", the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Effective January 1, 2009, we will adopt the provision for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in impairment testing and those initially measured at fair value in a business combination. We do not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements. In October 2008, FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP No. 157-3 was effective on October 10, 2008, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, "Accounting Changes and Error Corrections." The Company adopted FSP No. 157-3 on October 10, 2008 and it did not have a material effect on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Cash and cash equivalents are invested primarily in money market accounts. The money market funds in which the Company invests are participants in the United States Treasury Department's Temporary Guarantee Program for Money Market Funds. This program provides coverage for amounts held in money market funds as of the close of business on September 19, 2008. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of December 31, 2008, the Company's borrowings were under a bank term loan bearing interest at LIBOR plus 1.00%, a second bank term loan bearing interest at EURIBOR plus 1.00%, a revolving line of credit bearing interest at LIBOR plus 1.00% and a second revolving line of credit bearing interest at EURIBOR plus 1.25%. A 100 basis point increase or decrease in interest rates, applied to the Company's borrowings at December 31, 2008, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $115. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 8.  Financial Statements and Supplementary Data

         Index to Financial Statements and Supplementary Data:           Page

         Report of Independent Registered Public Accounting Firm           27

         Consolidated Balance Sheets as of
         December 31, 2008 and 2007                                        29

         Consolidated Statements of Earnings for the
         years ended December 31, 2008, 2007 and 2006                      30

         Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 2008, 2007 and 2006              31

         Consolidated Statements of Cash Flows
         for the years ended December 31, 2008, 2007 and 2006              32

         Notes to Consolidated Financial Statements                        33

         Schedule II - Valuation and Qualifying
         Accounts for the years ended December 31, 2008, 2007 and 2006     55

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Balchem Corporation

We have audited the accompanying consolidated balance sheets of Balchem Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of Balchem Corporation listed in the Index at Item 8. We also have audited Balchem Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Balchem Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly the information set forth therein. Also in our opinion, Balchem Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


/s/ McGladrey & Pullen LLP
New York, New York
March 12, 2009

                               BALCHEM CORPORATION
                           Consolidated Balance Sheets
                           December 31, 2008 and 2007
             (Dollars in thousands, except share and per share data)

                                      Assets                                                2008              2007
                                      ------                                             -----------      -----------
Current assets:
     Cash and cash equivalents                                                           $     3,422      $     2,307
      Accounts receivable, net of allowance for doubtful accounts of $50 and $50 at
         December 31, 2008 and 2007, respectively                                             30,250           29,640
      Inventories                                                                             16,618           15,680
      Prepaid expenses                                                                         2,581            2,456
      Deferred income taxes                                                                      649              515
      Other current assets                                                                     1,731            1,871
                                                                                         -----------      -----------
           Total current assets                                                               55,251           52,469

 Property, plant and equipment, net                                                           42,513           42,080

 Goodwill                                                                                     26,658           26,363
 Intangible assets with finite lives, net                                                     29,993           33,451
 Other assets                                                                                     59               61
                                                                                         -----------      -----------
               Total assets                                                              $   154,474      $   154,424
                                                                                         ===========      ===========

                         Liabilities and Stockholders' Equity
                         ------------------------------------
Current liabilities:
      Trade accounts payable                                                             $    10,336      $    11,190
      Accrued expenses                                                                         3,948            7,311
      Accrued compensation and other benefits                                                  2,501            3,205
      Customer deposits and other deferred revenue                                                --               42
      Dividends payable                                                                        2,008            1,975
      Income taxes payable                                                                     1,988            2,019
      Current portion of long-term debt                                                        2,860            7,379
      Revolver borrowings                                                                      2,044            3,209
                                                                                         -----------      -----------
           Total current liabilities                                                          25,685           36,330

 Long-term debt                                                                                6,671           17,398
 Deferred income taxes                                                                         6,003            6,087
 Other long-term obligations                                                                   1,609            1,529
                                                                                         -----------      -----------
                Total liabilities                                                             39,968           61,344
                                                                                         -----------      -----------

 Commitments and contingencies (note 11)

 Stockholders' equity:
    Preferred stock, $25 par value. Authorized 2,000,000
      shares; none issued and outstanding                                                         --               --
    Common stock, $.0667 par value. Authorized 60,000,000 shares; 18,249,347 shares issued and outstanding at December 31, 2008 and 17,979,353 shares
      issued and outstanding at December 31, 2007                                                823              804
    Additional paid-in capital                                                                18,809           14,286
    Retained earnings                                                                         94,882           77,840
    Accumulated other comprehensive income (loss)                                                 (8)             150
                                                                                         -----------      -----------
      Total stockholders' equity                                                             114,506           93,080
                                                                                         -----------      -----------

                                                                                         -----------      -----------
               Total liabilities and stockholders' equity                                $   154,474      $   154,424
                                                                                         ===========      ===========

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                       Consolidated Statements of Earnings
                  Years Ended December 31, 2008, 2007 and 2006
                      (In thousands, except per share data)

                                                          2008                2007                 2006
                                                       -----------         -----------         -----------
Net sales                                              $   232,050         $   176,201         $   100,905

Cost of sales                                              179,472             129,271              66,899
                                                       -----------         -----------         -----------

Gross margin                                                52,578              46,930              34,006

Operating expenses:
     Selling expenses                                       12,560              11,930               6,907
     Research and development expenses                       2,877               2,514               2,019
     General and administrative expenses                     7,793               6,580               5,918
                                                       -----------         -----------         -----------
                                                            23,230              21,024              14,844

                                                       -----------         -----------         -----------
Earnings from operations                                    29,348              25,906              19,162

Other expenses (income):

     Interest income                                          (107)               (166)               (128)
     Interest expense                                          963               1,562                 189
     Other, net                                                 61                (319)                 --

                                                       -----------         -----------         -----------
Earnings before income tax expense                          28,431              24,829              19,101

     Income tax expense                                      9,381               8,711               6,823
                                                       -----------         -----------         -----------

Net earnings                                           $    19,050         $    16,118         $    12,278
                                                       ===========         ===========         ===========

Basic net earnings per common share                    $      1.06         $      0.91         $      0.70
                                                       ===========         ===========         ===========

Diluted net earnings per common share                  $      1.00         $      0.87         $      0.67
                                                       ===========         ===========         ===========

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2008, 2007 and 2006
             (Dollars in thousands, except share and per share data)


                                                                                     Accumulated
                                                              Additional               Other                             Total
                                            Common Stock       Paid-in   Retained   Comprehensive   Treasury Stock     Stockholders'
                                         Shares      Amount    Capital   Earnings      Income      Shares     Amount      Equity
                                        ----------  --------  ---------  ---------  -------------  -------   --------  ------------
Balance - December 31, 2005             17,461,447  $    776  $   8,008  $  53,306   $       --   (96,024)  $ (1,157)  $  60,933

Net earnings                                    --        --         --     12,278           --        --         --      12,278
Dividends ($.09 per share)                      --        --         --     (1,596)          --        --         --      (1,596)
Shares issued under employee benefit
  plans and other                            1,079        --         70         --           --    21,933        264         334
Shares and options issued under stock
  option plans and an income tax
   benefit of $878                         271,323        12      2,315         --           --    74,091        893       3,220
Adjustment to initially apply FASB
  Statement No. 158, net of tax                 --        --         --         --          193        --         --         193
                                        ----------------------------------------------------------------------------------------

Balance - December 31, 2006             17,733,849       788     10,393     63,988          193        --         --      75,362

Net earnings                                    --        --         --     16,118           --        --         --      16,118
Dividends ($.11 per share)                      --        --         --     (1,975)          --        --         --      (1,975)
Shares issued under employee benefit
  plans and other                           20,869         1        378         --           --        --         --         379
Shares and options issued under stock
 option plans and an income tax
  benefit of $677                          224,635        15      3,515         --           --        --         --       3,530
Cumulative effect of adjustment from
  adoption of FIN 48                            --        --         --       (291)          --        --         --        (291)
Net change in pension asset/liability,
  net of taxes of $26                           --        --         --         --          (43)       --         --         (43)
                                        ----------------------------------------------------------------------------------------

Balance - December 31, 2007             17,979,353       804     14,286     77,840          150        --         --      93,080

Net earnings                                    --        --         --     19,050           --        --         --      19,050
Dividends ($.11 per share)                      --        --         --     (2,008)          --        --         --      (2,008)
Shares issued under employee benefit
  plans and other                           17,218         1        405         --           --        --         --         406
Shares and options issued under stock
  option plans and an income tax
   benefit of $672                         252,776        18      4,118         --           --        --         --       4,136
Net change in pension asset/liability,
  net of taxes of $8                            --        --         --         --           48        --         --          48
Equity adjustment from translation              --        --         --         --         (206)       --         --        (206)
                                        ----------------------------------------------------------------------------------------
Balance - December 31, 2008             18,249,347  $    823  $  18,809  $  94,882    $      (8)       --   $     --   $ 114,506
                                        ========================================================================================

See accompanying notes to consolidated financial statements.

                               BALCHEM CORPORATION
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2008, 2007 and 2006
                                 (In thousands)

                                                                                     2008             2007            2006
                                                                                 -----------      -----------      -----------
Cash flows from operating activities:
     Net earnings                                                                $    19,050      $    16,118      $    12,278

     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                  7,786            6,376            3,445
        Stock compensation expense                                                     2,414            1,636            1,097
        Shares issued under employee benefit plans                                       406              379              343
        Deferred income tax expense                                                     (238)            (617)             104
        Foreign currency transaction (gain) loss                                          31             (195)              --
        Other                                                                             --               15               --
             Changes in assets and liabilities
               Accounts receivable                                                    (1,058)         (15,409)             (57)
               Inventories                                                              (974)             481             (827)
               Prepaid expenses                                                          (17)          (2,218)              36
               Accounts payable and accrued expenses                                  (4,593)           7,634             (212)
               Income taxes                                                                6            1,803              218
               Customer deposits and other deferred revenue                              (42)          (1,030)            (101)
               Other long-term obligations                                               126              664               46
                                                                                 -----------      -----------      -----------
                    Net cash provided by operating activities                         22,897           15,637           16,370
                                                                                 -----------      -----------      -----------

Cash flows from investing activities:
        Capital expenditures                                                          (5,080)          (4,858)          (2,279)
        Intangible assets acquired                                                      (182)            (172)             (81)
        Acquisition of assets                                                           (296)         (40,744)         (22,872)
                                                                                 -----------      -----------      -----------
                    Net cash used in investing activities                             (5,558)         (45,774)         (25,232)
                                                                                 -----------      -----------      -----------

Cash flows from financing activities:
        Proceeds from long-term debt                                                      --           38,946           10,000
        Principal payments on long-term debt                                         (14,876)         (15,106)         (10,000)
        Proceeds from short-term obligations                                           3,516            3,684               --
        Repayments of short-term obligations                                          (4,507)            (733)              --
        Proceeds from stock options exercised                                          1,050            1,217            1,239
        Excess tax benefits from stock compensation                                      672              677              878
        Dividends paid                                                                (1,975)          (1,596)          (1,045)
        Other financing activities                                                        --               --              (17)
                                                                                 -----------      -----------      -----------
                    Net cash provided by (used in) financing activities              (16,120)          27,089            1,055
                                                                                 -----------      -----------      -----------

        Effect of exchange rate changes on cash                                         (104)             166               --
                                                                                 -----------      -----------      -----------

Increase (decrease) in cash and cash equivalents                                       1,115           (2,882)          (7,807)

Cash and cash equivalents beginning of year                                            2,307            5,189           12,996
                                                                                 -----------      -----------      -----------
Cash and cash equivalents end of year                                            $     3,422      $     2,307      $     5,189
                                                                                 ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

Business Description
--------------------

Balchem Corporation (including, unless the context otherwise requires, its wholly-owned subsidiaries, BCP Ingredients, Inc., Balchem Minerals Corporation, BCP St. Gabriel, Inc., Chelated Minerals Corporation, Balchem BV, Balchem Trading BV, and Balchem Italia Srl ("Balchem" or the "Company")), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical and medical sterilization industries.

Principles of Consolidation
---------------------------

The consolidated  financial  statements include the financial  statements of the
Company  and  its  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

Revenue is recognized upon product shipment, passage of title and risk of loss, and when collection is reasonably assured. The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are principally not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In addition, the Company follows the provisions of the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis, and have been reduced by an allowance for excess or obsolete inventories. Cost elements include material, labor and manufacturing overhead. In November 2004, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this statement were applied prospectively for inventory costs incurred beginning in fiscal year 2006. The adoption of this statement did not have a material impact on the Company's results of operations, financial position or cash flow.

Property, Plant and Equipment and Depreciation
----------------------------------------------

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

         Buildings                          15-25 years
         Equipment                           3-12 years

Expenditures for repairs and maintenance are charged to expense. Alterations and major overhauls that extend the lives or increase the capacity of plant assets are capitalized. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts and any resultant gain or loss is included in earnings. The Company capitalized interest costs of $158, $150 and $-0- in 2008, 2007 and 2006, respectively.

Business Concentrations

Financial instruments that subject the Company to credit risk consist primarily of investments and accounts receivable. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers' financial condition and credit histories. The majority of the Company's customers are major national or international corporations. In 2008, 2007 and 2006, no customer accounted for more than 10% of total net sales.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. These standards require the use of the purchase method of accounting for a business combination and define an intangible asset. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

As required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations consisted of three reporting units and determined each reporting units' fair value and compared it to the reporting unit's net book value. Since the fair value of each reporting unit exceeded its carrying amount, there was no indication of impairment and no further transitional impairment testing was required. As of December 31, 2008 and 2007, the Company also performed an impairment test of its goodwill balance. As of such dates the Company's reporting units' fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company performs its impairment test each December 31.

The Company had unamortized goodwill in the amount of $26,658 at December 31, 2008 and $26,363 at December 31, 2007, subject to the provisions of SFAS Nos. 141 and 142. Unamortized goodwill is allocated to the Company's reportable segments as follows:

====================================================================
                                             2008             2007
--------------------------------------------------------------------
Specialty Products                       $    5,089        $   5,089
Food, Pharma and Nutrition                    8,607            8,533
Animal Nutrition and Health                  12,962           12,741
--------------------------------------------------------------------
Total                                    $   26,658        $  26,363
====================================================================

The following intangible assets with finite lives are stated at cost and are amortized on a straight-line basis over the following estimated useful lives:

------------------------------------------------
                                   Amortization
                                      period
                                    (in years)
Customer lists                           10
Regulatory re-registration costs         10
Patents & trade secrets                15 - 17
Trademarks & trade names                 17
Other                                   5 - 10
------------------------------------------------

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

Fair Value of Financial Instruments
-----------------------------------

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2008 and 2007 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company's financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company's obligations under its long-term debt and credit agreements approximates their carrying value as the stated interest rates of these instruments are variable and reflect rates which are otherwise currently available to the Company.

Cost of Sales
-------------

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

Selling, General and Administrative Expenses
--------------------------------------------

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

Research and Development
------------------------

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

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". The modified prospective method was applied in adopting SFAS 123R and, accordingly, periods prior to adoption have not been restated.

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

New Accounting Pronouncements
-----------------------------

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants' (AICPA) Statement on Auditing Standards (SAS) No. 69, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." SFAS No. 162 is effective

November 15, 2008. The adoption of this statement was not significant to the Company's consolidated financial statements.

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

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) the effect of derivative instruments and related hedged items on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, the statement will have no impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No.141 (revised 2007), "Business Combinations", or SFAS 141R. The purpose of issuing the statement is to replace current guidance in SFAS No.141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R will be effective for any business combinations that occur after January 1, 2009. The Company is currently evaluating the impact that SFAS 141R will have on its financial statements and disclosures.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51", or SFAS 160. SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 will be effective January 1, 2009. The Company does not expect the adoption of this statement to be significant to its consolidated financial statements.

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

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The Company has adopted the provisions of this statement for its financial assets and liabilities as of January 1, 2008 and it did not have a material impact on its financial condition or results of operations. As permitted by FASB Staff Position ("FSP") No. FAS 157-2, "Effective Date of FASB Statement No. 157", the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Effective January 1, 2009, we will adopt the provision for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in impairment testing and those initially measured at fair value in a business combination. We do not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements. In October 2008, FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP No. 157-3 was effective on October 10, 2008, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, "Accounting Changes and Error Corrections." The Company adopted FSP No. 157-3 on October 10, 2008 and it did not have a material effect on its consolidated financial statements.

Reclassifications
-----------------

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform to the current year's presentation with no impact on net earnings or stockholders' equity.

NOTE 2 - STOCKHOLDERS' EQUITY
-----------------------------

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under the modified prospective method, compensation cost recognized in the years ended December 31, 2008, 2007 and 2006 include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As required by SFAS 123R, the Company has made an estimate of expected forfeitures, based on its historical experience, and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

Additionally, since adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $672, $677 and $878 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company's results for the years ended December 31, 2008, 2007 and 2006 reflected the following compensation cost as a result of adopting SFAS 123R and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

================================================================================
                                                       Year Ended
                                                      December 31,
                                            2008          2007          2006
--------------------------------------------------------------------------------
Cost of sales                            $      273     $     187     $    115
Operating expenses                            2,141         1,449          982
Net earnings                                  1,614         1,118          888
Basic EPS                                       .09           .06          .05
Diluted EPS                              $      .08     $     .06     $    .05
================================================================================

On December 31, 2008, the Company had one share-based compensation plan, which is described below (the "1999 Stock Plan").

In June 1999, the Company adopted the Balchem Corporation 1999 Stock Plan for officers, directors, directors emeritus and employees of and consultants to the Company and its subsidiaries. The 1999 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the plan, options and rights to purchase shares of the Company's common stock are granted at prices established at the time of grant. Option grants generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant for employees and are fully exercisable on the date of grant for directors. Other option grants are either fully exercisable on the date of grant or become exercisable thereafter in such installments as the Committee may specify. Options granted under the 1999 Stock Plan expire ten years from the date of the grant. The 1999 Stock Plan initially reserved an aggregate of 600,000 shares (unadjusted for the stock splits) of common stock for issuance under the Plan. In April 2003, the Board of Directors of the Company adopted and stockholders subsequently approved, the Amended and Restated 1999 Stock Plan (the "Amended Plan") which amended the 1999 Stock Plan by: (i) increasing the number of shares of common stock reserved for issuance under the 1999 Stock Plan by 600,000 shares (unadjusted for the stock splits), to a total of 1,200,000 shares (unadjusted for the stock splits) of common stock; and (ii) confirming the right of the Company to grant awards of common stock ("Awards") in addition to the other Stock Rights available under the 1999 Stock Plan, and providing certain language changes relating thereto. The Amended Plan was scheduled to expire in April, 2009. In April, 2008, the Board of Directors of the Company adopted and stockholders subsequently approved, the adoption of an amendment and restatement of the Amended Plan (collectively to be referred to as the "Second Amended Plan"), which provides as follows: (i) for a termination date of April 9, 2018; (ii) to authorize 4,000,000 shares reserved for future grants under the Second Amended Plan; (iii) for the making of grants of stock appreciation rights, restricted stock and performance awards; (iv) for immediate acceleration of vesting of awards issued under the plan in the event of a change in control of the Company; and (v) for compliance with the requirements of Sections 409A and 162(m) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code" or the "Code"). The 1999 Stock Plan replaced the Company's incentive stock option plan (the "ISO Plan") and its non-qualified stock option plan (the "Non-Qualified Plan"), both of which expired on June 24, 1999. Unexercised options granted under the ISO Plan and the Non-Qualified Plan prior to such termination remain exercisable in accordance with their terms. Options granted under the ISO Plan generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant, and expire ten years from the date of grant. Options granted under the Non-Qualified Plan generally vested on the date of grant, and expire ten years from the date of grant.

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of December 31, 2008, the plans had 3,664,350 shares available for future awards.

The Company has Restricted Stock Purchase Agreements (the "RSP Agreements") with its non-employee directors and certain employees of the Company to purchase the Company's common stock pursuant to the Company's 1999 Stock Plan. Under the RSP Agreements, certain shares have been purchased, ranging from 1,000 shares to 13,500 shares, of the Company's common stock at purchase prices ranging from approximately $.03 per share to $.07 per share. The purchased stock is subject to a repurchase option in favor of the Company and to restrictions on transfer until it vests in accordance with the provisions of the Agreements.

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

--------------------------------------------------------------------------------
                                                     Year Ended
--------------------------------------------------------------------------------
                                       December 31,   December 31,  December 31,
  Weighted Average Assumptions:           2008            2007          2006
--------------------------------------------------------------------------------
Expected Volatility                        32.8%          27.0%         26.4%
Expected Term (in years)                    3.4            3.7           4.5
Risk-Free Interest Rate                     3.7%           4.1%          3.8%
Dividend Yield                              0.4%           0.3%          0.4%
--------------------------------------------------------------------------------

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

A summary of stock option plan activity for 2008, 2007, and 2006 for all plans is as follows:

=========================================================================
                                        # of
                                       Shares            Weighted Average
             2008                      (000s)             Exercise Price
-------------------------------------------------------------------------
Outstanding at beginning of year        1,944                $ 10.66
Granted                                   584                  23.02
Exercised                                (131)                  7.97
Cancelled                                  (1)                 20.41
-------------------------------------------------------------------------
Outstanding at end of year              2,396                $ 13.82
-------------------------------------------------------------------------
Exercisable at end of year              1,687                $ 10.34
=========================================================================

=========================================================================
                                        # of
                                       Shares            Weighted Average
             2007                      (000s)             Exercise Price
-------------------------------------------------------------------------
Outstanding at beginning of year        2,170                $ 10.13
Granted                                    10                  18.00
Exercised                                (220)                  5.54
Cancelled                                 (16)                 14.34
-------------------------------------------------------------------------
Outstanding at end of year              1,944                $ 10.66
-------------------------------------------------------------------------
Exercisable at end of year              1,488                $  9.09
=========================================================================

=========================================================================
                                        # of
                                       Shares            Weighted Average
             2006                      (000s)             Exercise Price
-------------------------------------------------------------------------
Outstanding at beginning of year        2,153                $  8.38
Granted                                   305                  17.67
Exercised                                (267)                  4.64
Cancelled                                 (21)                  9.64
-------------------------------------------------------------------------
Outstanding at end of year              2,170                $ 10.13
-------------------------------------------------------------------------
Exercisable at end of year              1,277                $  7.40
=========================================================================

The aggregate intrinsic value for outstanding stock options was $26,873, $22,786 and $15,357 at December 31, 2008, 2007 and 2006, respectively, with a weighted average remaining contractual term of 6.7 years at December 31, 2008. Exercisable stock options at December 31, 2008 had an aggregate intrinsic value of $24,581 with a weighted average remaining contractual term of 5.6 years.

Other information pertaining to option activity during the years ended December 31, 2008, 2007 and 2006 was as follows:

=========================================================================================================
                                                                                 Year Ended
                                                                                December 31,
                                                                       2008          2007         2006
=========================================================================================================
Weighted-average fair value of options granted                       $      7.48  $      6.44  $     4.91
Total intrinsic value of stock options exercised ($000s)             $     2,023  $     2,721  $    2,929
=========================================================================================================

Additional information related to stock options outstanding under all plans at December 31, 2008 is as follows:

======================================================================================================
                                               Options Outstanding               Options Exercisable
                                          ---------------------------       --------------------------
                                           Weighted
                                            Average          Weighted                         Weighted
                          Shares           Remaining         Average          Number           Average
Range of Exercise       Outstanding       Contractual        Exercise       Exercisable       Exercise
     Prices               (000s)             Term             Price           (000s)            Price
------------------------------------------------------------------------------------------------------
$ 1.88  - $8.89               929          4.5 years          $ 7.16              929          $  7.16
  9.87  - 17.81               880          7.0 years           14.71              757            14.22
 18.17  - 25.92               587          9.4 years           23.00                1            18.75
------------------------------------------------------------------------------------------------------
                            2,396          6.7 years          $13.82            1,687          $ 10.34
======================================================================================================

Non-vested restricted stock activity for the years ended December 31, 2008, 2007 and 2006 is summarized below:

================================================================================
                                                                      Weighted
                                                                   Average Grant
                                                                     Date Fair
                                              Shares (000s)            Value
================================================================================
Non-vested balance as of December 31, 2007             118          $     16.49
Granted                                                132                22.94
Vested                                                 (18)               17.04
Forfeited                                               --                   --
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2008             232          $     20.08
================================================================================

================================================================================
                                                                      Weighted
                                                                   Average Grant
                                                                     Date Fair
                                              Shares (000s)            Value
================================================================================
Non-vested balance as of December 31, 2006             113          $     16.40
Granted                                                  5                18.61
Vested                                                  --                   --
Forfeited                                               --                   --
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2007             118          $     16.49
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
================================================================================

As of December 31,  2008,  2007 and 2006,  there was $7,248,  $2,586 and $4,036, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2008, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. We estimate that share-based compensation expense for the year ended December 31, 2009 will be approximately $3,200.

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

In June 1999, the board of directors authorized the repurchase of shares of the Company's outstanding common stock over a two-year period commencing July 2, 1999. Under this program, which was subsequently extended, the Company had, as of December 31, 2004, repurchased a total 1,158,692 shares at an average cost of $2.74 per share, none of which remained in treasury at December 31, 2004. In June 2005, the board of directors authorized another extension of the stock repurchase program for up to an additional 1,350,000 shares, over and above those 1,158,692 shares previously repurchased under the program. Under this extension, a total of 149,175 shares were purchased in 2005 at an average cost of $8.03 per share, none of which remained in treasury at December 31, 2008 or 2007. During 2008 and 2007, no additional shares were purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES
--------------------

Inventories at December 31, 2008 and 2007 consisted of the following:

===========================================================
                                   2008            2007
-----------------------------------------------------------
Raw materials                 $     5,931     $      6,522
Work in progress                      540              818
Finished goods                     10,147            8,340
-----------------------------------------------------------
  Total inventories           $    16,618     $     15,680
===========================================================

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary. The reserve for inventory was $94 and $174 at December 31, 2008 and 2007, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at December 31, 2008 and 2007 are summarized as follows:

================================================================================
                                                        2008            2007
--------------------------------------------------------------------------------
Land                                               $     2,088     $      2,152
Building                                                15,426           15,520
Equipment                                               50,719           45,599
Construction in progress                                 2,654            3,067
--------------------------------------------------------------------------------
                                                        70,887           66,338
Less: Accumulated depreciation                          28,374           24,258
--------------------------------------------------------------------------------
   Property, plant and equipment, net              $    42,513     $     42,080
================================================================================

Depreciation expense was $4,144, $3,466 and $2,842 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 5 - ACQUISITIONS
---------------------

Akzo Nobel Acquisition
----------------------

Effective April 30, 2007, pursuant to an asset purchase agreement dated March 30, 2007, the Company, through its European subsidiary, Balchem B.V., completed an acquisition of the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy (the "Akzo Nobel Acquisition") for a purchase price, including acquisition costs, of approximately $8,000. The intent of the Akzo Nobel Acquisition was to provide a direct platform for the Company to meet the growing market needs of methylamines, choline chloride and derivative products for customers via improved global sourcing, regulatory support, marketing and distribution capabilities.

The Akzo Nobel Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets at the date of acquisition. The allocation of the total purchase price, including acquisition costs, was based on the estimated fair values as of April 30, 2007. The purchase price including certain working capital acquired has been allocated as follows:

================================================================================
                                                        Fair Value Recorded
                                                        in Purchase Accounting
--------------------------------------------------------------------------------
Property plant & equipment                              $            7,994
Short-term receivable                                                2,462
Inventories                                                          4,323
Goodwill                                                             1,383
Other                                                                   83
Accounts payable and accrued expenses                               (8,213)
--------------------------------------------------------------------------------
Total                                                   $            8,032
================================================================================

The consolidated financial statements include the results of operations of the Akzo Nobel Acquisition from the date of purchase. Pro forma results for the years ended December 31, 2007 and 2006 are not materially different from the results reported herein.

Chinook Acquisition
-------------------

On March 16, 2007, the Company, through its wholly-owned subsidiary BCP Ingredients, Inc. ("BCP"), entered into an asset purchase agreement with Chinook Global Limited ("Chinook"), a privately held Ontario corporation, pursuant to which BCP acquired certain of Chinook's choline chloride business assets (the "Chinook Acquisition") for a purchase price, including acquisition costs, of approximately $33,000. The acquisition closed effective the same date. The intent of the Chinook Acquisition was to gain scale in order for the Company to more effectively and economically produce and distribute choline chloride worldwide.

The Chinook Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets at the date of acquisition. The allocation of the total purchase price, including acquisition costs, was based on the estimated fair values as of March 16, 2007. The purchase price has been allocated as follows:

====================================================================
                                           Fair Value Recorded
                                           in Purchase Accounting
--------------------------------------------------------------------
Customer list                              $                  29,262
Inventory                                                      1,840
Short-term receivable                                          1,850
Other                                                             73
--------------------------------------------------------------------
Total                                      $                  33,025
--------------------------------------------------------------------

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

=========================================================
                                           Pro Forma
                                           Year Ended
                                          December 31,
                                              2007
---------------------------------------------------------
Net sales                               $       185,188
Net earnings                                     16,595
Basic EPS                                           .93
Diluted EPS                             $           .89
=========================================================

CMC Acquisition
---------------

On February 8, 2006, the Company, through its wholly owned subsidiary Balchem Minerals Corporation ("BMC"), completed an acquisition (the "CMC Acquisition") of all of the outstanding capital stock of Chelated Minerals Corporation ("CMC"), a privately held Utah corporation, for a purchase price, including acquisition costs, of approximately $17,900. The intent of the CMC Acquisition was to provide synergies in animal markets via the addition of a key nutrient delivery technology, chelation, to our existing encapsulation technology, as well as a complementary portfolio of products.

The CMC Acquisition has been accounted for using the purchase method of accounting and the purchase price of the acquisition has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The allocation of the total purchase price, including acquisition costs, of CMC's net tangible and intangible assets was based on the estimated fair values as of February 8, 2006. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The purchase price has been allocated as follows:

=================================================================
                                           Fair Value Recorded
                                           in Purchase Accounting
-----------------------------------------------------------------
Accounts receivable                          $      884
Inventory                                           552
Property, plant and equipment                     1,980
Current liabilities                                (388)
Other long-term liabilities                      (2,368)
Goodwill                                         11,925
Other intangible assets                           5,334
-----------------------------------------------------------------
         Total                               $   17,919
=================================================================

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

=========================================================
                                            Pro Forma
                                            Year Ended
                                           December 31,
                                               2006
---------------------------------------------------------
Net sales                               $        101,639
Net earnings                                      12,284
Basic EPS                                            .70
Diluted EPS                             $            .67
=========================================================

NOTE 6 - INTANGIBLE ASSETS WITH FINITE LIVES
--------------------------------------------

As of December 31, 2008 and 2007, the Company had identifiable intangible assets as follows:

=================================================================================================================
                                                       2008                             2007
                                 Amortization          Gross           2008             Gross            2007
                                    Period           Carrying      Accumulated        Carrying       Accumulated
                                  (In years)          Amount      Amortization         Amount       Amortization
-----------------------------------------------------------------------------------------------------------------
Customer lists                          10            $34,150        $ 6,595           $34,150         $ 3,178
Regulatory re-registration
costs                                   10                 85              3                28              --
Patents & trade secrets              15-17              1,673            406             1,621             311
Trademarks & trade names                17                904            198               884             146
Other                                 5-10                619            236               565             162
-----------------------------------------------------------------------------------------------------------------
                                                     $ 37,431        $ 7,438          $ 37,248         $ 3,797
=================================================================================================================

Amortization of identifiable intangible assets was approximately $3,642, $2,910 and $603 for 2008, 2007 and 2006, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $3,600 per annum for 2009 through 2013. At December 31, 2008 and 2007, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in the Company's consolidated balance sheets under Intangible assets, net. There were no changes to the useful lives of intangible assets subject to amortization in 2008 and 2007.

At December 31, 2007, the gross carrying amount included a customer list acquired as part of the Chinook Acquisition, a customer list, trade name and trade secrets acquired as part of the CMC Acquisition, as well as a customer list and patent acquired as part of the Loders Croklaan Acquisition.

The Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"), a health and safety statute, requires that certain products within our specialty products segment must be registered with the U.S. Environmental Protection Agency ("EPA") because they are considered pesticides. Costs of such registration are included as regulatory re-registration costs in the table above.

NOTE 7 - LONG-TERM DEBT & CREDIT AGREEMENTS
-------------------------------------------

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of (euro)7,500, translated to approximately $10,573 as of December 31, 2008 (the "European Term Loan"), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 5) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The
European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At December 31, 2008, this interest rate was 4.61%. At December 31, 2008, the European Term Loan had an outstanding balance of (euro)5,804 translated to $8,181. The European Loan Agreement also initially provided for a short-term revolving credit facility of
(euro)2,000 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2008. As part of this renewal, the European Loan Agreement was amended to increase the European Revolving Facility to (euro)3,000, translated to $4,229 as of December 31, 2008. The European Revolving

Facility is subject to a monthly interest rate equal to EURIBOR plus 1.25%, and accrued interest is payable monthly. The Company has drawn down (euro)1,450, or $2,044 as translated at December 31, 2008, of the European Revolving Facility as of December 31, 2008.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $29,000 (the "Term Loan"), the proceeds of which were used to fund the Chinook Acquisition (see Note 5). The Term Loan is payable in equal monthly installments of principal, each equal to 1/60th of the principal of the Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The Term Loan has a maturity date of March 16, 2010 and is subject to a monthly interest rate equal to LIBOR plus 1%. At December 31, 2008, this interest rate was 2.20%. As of December 31, 2008, the Company has prepaid $17,500 of the Term Loan. At December 31, 2008, the Term Loan had an outstanding balance of $1,350. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts are outstanding on the Revolving Facility as of the date hereof. The Revolving Facility has a maturity date of May 31, 2009. Management believes that such facility will be renewed in the normal course of business.

At December 31, 2008, we had a total of $11,575 of debt outstanding, as compared to a total of $27,986 debt outstanding at December 31, 2007. Indebtedness under the Company's loan agreements are secured by assets of the Company.

The Company's debt obligations, excluding revolver borrowings, as of December 31, 2008, are summarized in the table below:

================================================================================
                                                    Payments due by period
                                          --------------------------------------

                                              Total        Year 1       Year 2
--------------------------------------------------------------------------------
Long-term debt obligations                   $  9,531      $ 2,860      $ 6,671
================================================================================

NOTE 8 - INCOME TAXES
---------------------

Income tax expense consists of the following:

================================================================================
                                      2008                2007            2006
--------------------------------------------------------------------------------
Current:
     Federal                    $    9,757         $   7,983         $  6,295
     State                             107             1,299              534
Deferred:
     Federal                          (442)             (420)              (1)
     State                            ( 41)             (151)              (5)
--------------------------------------------------------------------------------
Total income tax provision      $    9,381         $   8,711         $  6,823
================================================================================

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

================================================================================
                                              2008          2007          2006
--------------------------------------------------------------------------------
Income tax at Federal
     statutory rate                         $ 9,951       $ 8,690       $ 6,685
State income taxes, net of
     Federal income tax benefit                  --           603           344
Other                                          (570)         (582)         (206)
--------------------------------------------------------------------------------
Total income tax provision                  $ 9,381       $ 8,711       $ 6,823
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 were as follows:

================================================================================
                                                           2008           2007
--------------------------------------------------------------------------------
Deferred tax assets:
     Inventories                                         $     474     $     388
     Restricted stock and stock options                      1,429           702
     Other                                                     505           389
--------------------------------------------------------------------------------
          Total deferred tax assets                          2,408         1,479
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Customer list and goodwill amortization             $   1,851     $   1,782
     Depreciation                                            4,430         3,886
     Prepaid expense                                           765           525
     Trade names and trademarks                                199           239
     Technology and trade secrets                              224           269
     Other                                                     293           350
--------------------------------------------------------------------------------
          Total deferred tax liabilities                     7,762         7,051
--------------------------------------------------------------------------------
          Net deferred tax liability                     $   5,354     $   5,572
================================================================================

There is no valuation allowance for deferred tax assets at December 31, 2008 and 2007. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset realizable, however, could change if management's estimate of future taxable income should change.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", or FIN 48, on January 1, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. Upon adoption of FIN 48, the Company recognized approximately a $291 decrease in its retained earnings balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

================================================================================
                                                Liability for Unrecognized
                                                     Tax Benefits
--------------------------------------------------------------------------------
                                                   2008                2007
--------------------------------------------------------------------------------
Balance at beginning of period                 $       733       $       411
Increases for tax positions of prior years              --               320
Decreases for tax positions of prior years            (151)             (225)
Increases  for tax  positions  related to the
current year                                           231               227
--------------------------------------------------------------------------------
Balance at end of period                       $       813       $       733
================================================================================

All of the Company's unrecognized tax benefits, if recognized in future periods, would impact the Company's effective tax rate in such future periods.

The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2008 and 2007, the Company recognized approximately $22 and $52 in interest and penalties, respectively. As of December 31, 2008 and 2007, accrued interest and penalties were $152 and $130, respectively.

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

NOTE 9 - NET EARNINGS PER COMMON SHARE
--------------------------------------

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per common share:

==========================================================================================================
                                                           Earnings        Number of Shares      Per Share
                  2008                                    (Numerator)        (Denominator)         Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average
common shares outstanding                                 $   19,050           17,966,833           $1.06

Effect of dilutive securities - stock options and
restricted stock                                                                1,047,324
                                                                              -----------
Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options
and restricted stock                                      $   19,050           19,014,157           $1.00
==========================================================================================================

==========================================================================================================
                                                           Earnings        Number of Shares      Per Share
                  2007                                    (Numerator)        (Denominator)         Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average
common shares outstanding                                 $   16,118           17,771,521            $.91

Effect of dilutive securities - stock options and
restricted stock                                                                  839,011
                                                                              -----------
Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options
and restricted stock                                      $   16,118           18,610,532            $.87
==========================================================================================================

==========================================================================================================
                                                           Earnings        Number of Shares      Per Share
                  2006                                    (Numerator)        (Denominator)         Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted average
common shares outstanding                                 $   12,278           17,427,857            $.70

Effect of dilutive securities - stock options and
restricted stock                                                                  819,384
                                                                              -----------
Diluted EPS - Net earnings and weighted average
common shares outstanding and effect of stock options
and restricted stock                                      $   12,278           18,247,241            $.67
==========================================================================================================

The Company had 276,900, 9,100 and 307,875 stock options outstanding at December 31, 2008, 2007 and 2006, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10- EMPLOYEE BENEFIT PLANS
-------------------------------

The Company sponsors a 401(k) savings plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company's common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $624 and $406 in 2008, $503 and $379 in 2007 and $395 and $343 in 2006,
respectively.

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

The actuarial recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:
=======================================================================================
                                                              2008             2007
---------------------------------------------------------------------------------------
Benefit obligation at beginning of year                   $       805      $       729
         Service cost with interest to end of year                 28               29
         Interest cost                                             40               41
         Participant contributions                                 13               12
         Benefits paid                                            (30)             (57)
         Actuarial (gain) or loss                                 (55)              51
---------------------------------------------------------------------------------------
Benefit obligation at end of year                         $       801      $       805
=======================================================================================

Change in plan assets:
=======================================================================================
                                                                 2008             2007
---------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year            $        --      $        --
         Employer contributions                                    17               45
         Participant contributions                                 13               12
         Benefits paid                                            (30)             (57)
---------------------------------------------------------------------------------------
Fair value of plan assets at end of year                  $        --      $        --
=======================================================================================

Amounts recognized in consolidated balance sheet:
=======================================================================================
                                                                 2008             2007
---------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation             $      (801)     $      (805)
Fair value of plan assets                                          --               --
Funded status                                                    (801)            (805)
Unrecognized prior service cost                                   N/A              N/A
Unrecognized net (gain)/loss                                      N/A              N/A
---------------------------------------------------------------------------------------
Net amount recognized in consolidated balance
sheet (after SFAS 158)
(included in other long-term obligations)                 $       801      $       805
---------------------------------------------------------------------------------------
Accrued postretirement benefit cost
(included in other long-term obligations)                 $       N/A      $       N/A
=======================================================================================

Components of net periodic benefit cost:
========================================================================================================
                                                              2008            2007              2006
--------------------------------------------------------------------------------------------------------
Service cost with interest to end of year                 $        28      $        29      $        28
Interest cost                                                      40               41               39
Amortization of prior service cost                                (18)             (18)             (18)
Amortization of gain                                               (6)              (3)              (3)
--------------------------------------------------------------------------------------------------------
Total net periodic benefit cost                           $        44      $        49      $        46
========================================================================================================

Estimated future employer contributions and benefit payments are as follows:

=========================================
              Year
-----------------------------------------
2009                              $   42
2010                                  38
2011                                  49
2012                                  40
2013                                  24
Years 2014-2018                      266
=========================================

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 10 percent in 2009 declining to 5 percent in 2014 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2008 by $97 and the net periodic postretirement benefit cost for 2008 by $9. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2008 by $84 and the net periodic postretirement benefit cost for 2008 by $8. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.50% in 2008 and 5.75% in 2007.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

In February 2006, the Company entered into a lease agreement under which the Company leases a portion of a Channahon, Illinois facility where it conducts manufacturing and utilizes certain warehouse space. The term of the lease runs through September 30, 2010, subject to earlier termination.

In February 2002, the Company entered into a ten (10) year lease which is cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company's general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which primarily expire at various times through 2013. Rent expense charged to operations under such lease agreements for 2008, 2007 and 2006 aggregated approximately $1,284, $1,047 and $595, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at December 31, 2008 are as follows:

=================================================
                Year
-------------------------------------------------
2009                                     $ 1,128
2010                                         543
2011                                         351
2012                                         241
2013                                         106
Thereafter                                   221
-------------------------------------------------
Total minimum lease payments             $ 2,590
=================================================

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company's site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation ("NYDEC") and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site, which was completed in 1996. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has been less than $5 per year for the period 2004 - 2008.

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

The Specialty Products segment consists of three specialty chemicals: ethylene oxide, propylene oxide and methyl chloride. Human choline nutrient products, pharmaceutical products and encapsulated products are reported in the Food, Pharma & Nutrition segment. This segment provides microencapsulation, granulation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, packaging applications and shelf-life. The
Animal Nutrition & Health segment is in the business of manufacturing and supplying choline chloride, an essential nutrient for animal health, to the poultry and swine industries. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications and are included in this segment. Chelated minerals and specialty nutritional products for the animal health industry are also reported in this segment. The Company sells products for all segments through its own sales force, independent distributors, and sales agents. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Sales:
================================================================================
                                         2008            2007            2006
--------------------------------------------------------------------------------
Specialty Products                   $    35,835     $    33,057     $    32,026
Food, Pharma and Nutrition                35,702          32,052          28,702
Animal Nutrition and Health              160,513         111,092          40,177
--------------------------------------------------------------------------------
Total                                $   232,050     $   176,201     $   100,905
================================================================================

Business Segment Earnings Before Income Taxes:
================================================================================
                                             2008          2007          2006
--------------------------------------------------------------------------------
Specialty Products                        $  12,545     $  11,824     $  11,315
Food, Pharma and Nutrition                    5,469         4,144         2,162
Animal Nutrition and Health                  11,334         9,938         5,685
Interest and other income (expense)            (917)       (1,077)          (61)
--------------------------------------------------------------------------------
Total                                     $  28,431     $  24,829     $  19,101
================================================================================

Depreciation/Amortization:
================================================================================
                                               2008          2007          2006
--------------------------------------------------------------------------------
Specialty Products                        $     913     $     876     $     941
Food, Pharma and Nutrition                    1,316         1,206         1,171
Animal Nutrition and Health                   5,557         4,294         1,333
--------------------------------------------------------------------------------
Total                                     $   7,786     $   6,376     $   3,445
================================================================================

Business Segment Assets:
================================================================================
                                               2008          2007          2006
--------------------------------------------------------------------------------
Specialty Products                        $  21,394     $  18,583     $  18,446
Food, Pharma and Nutrition                   22,081        22,426        20,780
Animal Nutrition and Health                 105,296       108,125        45,524
Other Unallocated                             5,703         5,290         7,583
--------------------------------------------------------------------------------
Total                                     $ 154,474     $ 154,424     $  92,333
================================================================================

Other unallocated assets consist of certain cash, receivables, prepaid expenses, equipment and leasehold improvements, net of accumulated depreciation, and deferred income taxes, which the Company does not allocate to its individual business segments.

Capital Expenditures:
================================================================================
                                             2008         2007          2006
--------------------------------------------------------------------------------
Specialty Products                        $     612     $     307     $     195
Food, Pharma and Nutrition                      955           776           485
Animal Nutrition and Health                   3,513         3,786         1,599
--------------------------------------------------------------------------------
Total                                     $   5,080     $   4,869     $   2,279
================================================================================

Geographic Revenue Information:
================================================================================
                                             2008         2007          2006
--------------------------------------------------------------------------------
United States                             $ 146,753     $ 132,632     $  91,042
Foreign Countries                            85,297        43,569         9,863
--------------------------------------------------------------------------------
Total                                     $ 232,050     $ 176,201     $ 100,905
================================================================================

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Cash paid during the year for:
================================================================================
                                             2008          2007           2006
--------------------------------------------------------------------------------
Income taxes                              $   9,379     $   6,718     $   5,621
Interest                                  $     958     $   1,466     $     189
================================================================================

Cash paid during the year for acquisition of assets:
================================================================================
                                             2008          2007           2006
--------------------------------------------------------------------------------
Assets acquired                           $     296     $  48,957     $  25,628
Less: liabilities assumed                        --        (8,213)       (2,756)
--------------------------------------------------------------------------------
Cash paid for acquisitions                $     296     $  40,744     $  22,872
================================================================================

Non-cash financing activities:
================================================================================
                                             2008          2007          2006
--------------------------------------------------------------------------------
Dividends payable                         $   2,008     $   1,975     $   1,596
================================================================================

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
------------------------------------------------------
(In thousands, except per share data)

===================================================================================================================
                                                2008                                        2007
-------------------------------------------------------------------------------------------------------------------
                              First       Second     Third     Fourth      First     Second      Third     Fourth
                             Quarter     Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------------------------------------------------------
Net sales                     $56,861    $62,901    $58,235    $54,053    $27,599    $44,371    $50,498    $53,733
Gross profit                   13,483     12,951     12,712     13,432      9,741     12,182     12,609     12,398
Earnings before
     income taxes               7,191      7,001      6,936      7,303      5,314      6,367      6,772      6,376
Net earnings                    4,641      4,724      4,793      4,892      3,441      4,065      4,457      4,155
Basic net earnings
     per common share         $   .26    $   .26    $   .27    $   .27    $   .19    $   .23    $   .25    $   .23
Diluted net earnings
     per common share         $   .25    $   .25    $   .25    $   .26    $   .19    $   .22    $   .24    $   .22
===================================================================================================================

                                                                     Schedule II

                               BALCHEM CORPORATION
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2008, 2007 and 2006
                                 (In thousands)

                                                               Additions
                                                        -------------------------
                                         Balance at      Charges to    Charges to
                                        Beginning of     Costs and       Other                          Balance at
Description                                 Year          Expenses      Accounts        Deductions      End of Year
-----------                             ------------    -----------    ----------       ----------      -----------
Year ended December 31, 2008
   Allowance for doubtful accounts      $       50      $       --      $       --      $       --       $       50
   Inventory reserve                           174              58              --            (138)(a)           94

Year ended December 31, 2007
   Allowance for doubtful accounts      $       50      $       --      $       --      $       --       $       50
   Inventory reserve                           147              20               7              --              174

Year ended December 31, 2006
   Allowance for doubtful accounts      $       50      $       --      $       --      $       --       $       50
   Inventory reserve                            56              91              --              --              147

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

      As of December 31, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

Attestation Report of Registered Public Accounting Firm

      The independent registered public accounting firm of McGladrey & Pullen, LLP, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

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

Item 9B. Other Information

      None.

                                    PART III

Item 10. Directors, Executive Officers of the Registrant, and Corporate Governance.

(a) Directors of the Company.

      The  required  information  is to be  set  forth  in the  Company's  Proxy
Statement for the 2008 Annual Meeting of Stockholders (the "2009 Proxy Statement") under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(b) Executive Officers of the Company.

      The required information is to be set forth in the 2009 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(c) Section 16(a) Beneficial Ownership Reporting Compliance.

      The required information is to be set forth in the 2009 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

(d) Code of Ethics.

      The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer) and its Treasurer. The Company's Code of Ethics for Senior Financial Officers is filed as Exhibit 14 to this Annual Report on Form 10-K.

(e) Corporate Governance.

      The required  information  is to be set forth in the 2009 Proxy  Statement
under  the  caption   "Corporate   Governance,"   which  information  is  hereby
incorporated herein by reference.

Item 11. Executive Compensation.

      The information required by this Item is to be set forth in the 2009 Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers,"   which
information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this Item is to be set forth in the 2009 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and of Management" and the caption "Equity Compensation Plan Information," all of which information is hereby incorporated herein by reference.

Item  13.  Certain   Relationships   and  Related   Transactions   and  Director
Independence.

      The  information  required  by this  Item is set  forth in the 2009  Proxy
Statement  under  the  caption   "Directors  and  Executive   Officers,"   which
information is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

      The information required by this Item is set forth in the 2009 Proxy Statement under the caption "Independent Auditor Fees," which information is hereby incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules.

     The following documents are filed as part of this Form 10-K:
                                                                     Form 10-K
      1. Financial Statements                                        Page Number

         Report of Independent Registered Public Accounting Firm             27

         Consolidated Balance Sheets as of December 31, 2008 and 2007        29

         Consolidated Statements of Earnings for the
         years ended December 31, 2008, 2007 and 2006                        30

         Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 2008, 2007 and 2006                31

         Consolidated Statements of Cash Flows
         for the years ended December 31, 2008, 2007 and 2006                32

         Notes to Consolidated Financial Statements                          33

      2. Financial Statement Schedules

         Schedule II - Valuation and Qualifying
         Accounts for the years ended December 31, 2008, 2007 and 2006       55

      3. Exhibits

         2.1 Sale and Purchase Agreement dated March 30, 2007, by and between Balchem B.V. and Akzo Nobel Chemicals S.p.A. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 30, 2007).

         2.2 Asset Purchase Agreement dated March 16, 2007, by and between BCP Ingredients, Inc. and Chinook Global Limited (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 16, 2007).

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

         3.1 Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31,
               2005).

         3.2   Balchem  Corporation  Articles  of  Amendment   (incorporated  by
               reference to Exhibit A to the Company's definitive proxy statement on Schedule 14A filed with the Commission on April 25,
               2008)

         3.3 Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the

               Company's Current Report on Form 8-K dated January 2, 2008).

         10.1 Tolling Agreement, dated March 16, 2007 between BCP Ingredients, Inc. and Chinook Global Limited (incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 16, 2007).

         10.2 Non-Competition Agreement, dated March 16, 2007 between BCP Ingredients, Inc. and Chinook Global Limited; Chinook Services, LLC; Chinook, LLC; Dean R. Lacy; Ronald Breen, and John N. Kennedy (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 16, 2007).

         10.3 Loan Agreement dated March 16, 2007 by and between Bank of America, N.A. and Balchem Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 16, 2007).

         10.4 Promissory Note (Term Loan) dated March 16, 2007 from Balchem Corporation to Bank of America, N.A (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 16, 2007).

         10.5 Promissory Note (Revolving Line of Credit) dated March 16, 2007 from Balchem Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated March 16, 2007).

         10.6 Guaranty dated March 16, 2007 from BCP Ingredients, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated March 16, 2007).

         10.7 Guaranty dated March 16, 2007 from Balchem Minerals Corporation to Bank of America, N.A. (incorporated by reference to Exhibit
               10.7 to the Company's  Current Report on Form 8-K dated March 16,
               2007).

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

         10.14 Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders.*

         10.15 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

         10.16 Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit
               10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K")). *

         10.17 Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

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

      Date: March 12, 2009               BALCHEM CORPORATION

                                         By:/s/ Dino A. Rossi
                                         ---------------------------------------
                                         Dino A. Rossi, Chairman, President, and
                                         Chief Executive Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/ Dino A. Rossi
    -----------------------------------
    Dino A. Rossi, Chairman, President,
    Chief Executive Officer, and Director (Principal Executive Officer)
    Date: March 12, 2009

    /s/ Francis J. Fitzpatrick
    -----------------------------------
    Francis J. Fitzpatrick, Chief Financial
    Officer and Treasurer (Principal Financial and Principal Accounting Officer)
    Date: March 12, 2009

    /s/ Edward L. McMillan
    -----------------------------------
    Edward L. McMillan, Director
    Date: March 12, 2009

    /s/ Kenneth P. Mitchell
    -----------------------------------
    Kenneth P. Mitchell, Director
    Date: March 12, 2009

    /s/ Perry W. Premdas
    -----------------------------------
    Perry W. Premdas, Director
    Date: March 12, 2009

    /s/ Dr. John Televantos
    -----------------------------------
    Dr. John Televantos, Director
    Date: March 12, 2009

    /s/ Dr. Elaine Wedral
    -----------------------------------
    Dr. Elaine Wedral, Director
    Date: March 12, 2009

                                  EXHIBIT INDEX
    Exhibit
    Number      Description
    ------      -----------

    2.1 Sale and Purchase Agreement dated March 30, 2007, by and between Balchem B.V. and Akzo Nobel Chemicals S.p.A. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 30, 2007).

    2.2 Asset Purchase Agreement dated March 16, 2007, by and between BCP Ingredients, Inc. and Chinook Global Limited (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 16, 2007).

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

    3.1 Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31,
                2005).

    3.2         Balchem  Corporation  Articles  of  Amendment  (incorporated  by reference to Exhibit A to the Company's definitive proxy statement on Schedule 14A filed with the Commission on April 25,
                2008)

    3.3 Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated January 2, 2008).

    10.1 Tolling Agreement, dated March 16, 2007 between BCP Ingredients, Inc. and Chinook Global Limited (incorporated by reference to
                Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 16, 2007).

    10.2 Non-Competition Agreement, dated March 16, 2007 between BCP Ingredients, Inc. and Chinook Global Limited; Chinook Services, LLC; Chinook, LLC; Dean R. Lacy; Ronald Breen, and John N. Kennedy (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 16, 2007).

    10.3 Loan Agreement dated March 16, 2007 by and between Bank of America, N.A. and Balchem Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 16, 2007).

    10.4 Promissory Note (Term Loan) dated March 16, 2007 from Balchem Corporation to Bank of America, N.A (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 16, 2007).

    10.5 Promissory Note (Revolving Line of Credit) dated March 16, 2007 from Balchem Corporation to Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated March 16, 2007).

    10.6 Guaranty dated March 16, 2007 from BCP Ingredients, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated March 16, 2007).

    10.7 Guaranty dated March 16, 2007 from Balchem Minerals Corporation to Bank of America, N.A. (incorporated by reference to Exhibit
                10.7 to the Company's Current Report on Form 8-K dated March 16,
                2007).

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

    10.14 Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company's Registration Statement on Form S-8, File No. No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders.*

    10.15 Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

    10.16 Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit
                10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K")). *

    10.17 Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

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