Form 10-Q
period 2009-03-31
BALCHEM CORP
filed 2009-05-08
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)     Quarterly Report Pursuant to Section 13 or 15(d) of
   |X|                 the Securities Exchange Act of 1934

                  For The Quarterly Period Ended March 31, 2009

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

                           Yes  |X|                  No  |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                           Yes  |_|                  No  |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer |X|
Non-accelerated filer |_|                   Smaller reporting company|_|

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |_| No |X|

As of May 1, 2009 the registrant had 18,334,897 shares of its Common Stock, $.06 2/3 par value, outstanding.


Part 1 - Financial Information
Item 1.  Financial Statements

                                            BALCHEM CORPORATION
                                   Condensed Consolidated Balance Sheets
                               (Dollars in thousands, except per share data)



                                                                               March 31,      December 31,
                                                                                 2009             2008
                                                 Assets                       (unaudited)
                                                 ------                       ------------    ------------
Current assets:
     Cash and cash equivalents                                                $     18,553    $      3,422
     Accounts receivable, net                                                       25,000          30,250
     Inventories                                                                    15,305          16,618
     Prepaid expenses                                                                1,809           2,581
     Deferred income taxes                                                             928             649
     Other current assets                                                              701           1,731
                                                                              ------------    ------------
         Total current assets                                                       62,296          55,251

 Property, plant and equipment, net                                                 41,394          42,513

 Goodwill                                                                           26,658          26,658
 Intangible assets with finite lives, net                                           29,038          29,993
 Other assets                                                                           55              59
                                                                              ------------    ------------
            Total assets                                                      $    159,441    $    154,474
                                                                              ============    ============


                                   Liabilities and Stockholders' Equity
                                   ------------------------------------
Current liabilities:
     Trade accounts payable                                                   $      7,443    $     10,336
     Accrued expenses                                                                5,548           3,948
     Accrued compensation and other benefits                                         2,468           2,501
     Dividends payable                                                                  --           2,008
     Income tax payable                                                              5,188           1,988
     Current portion of long-term debt                                               1,415           2,860
     Revolver borrowings                                                             1,915           2,044
                                                                              ------------    ------------
         Total current liabilities                                                  23,977          25,685

 Long-term debt                                                                      5,896           6,671
 Deferred income taxes                                                               5,520           6,003
 Other long-term obligations                                                         1,641           1,609
                                                                              ------------    ------------
             Total liabilities                                                      37,034          39,968
                                                                              ------------    ------------

 Commitments and contingencies (note 12)

 Stockholders' equity:
   Common stock, $.0667 par value. Authorized 25,000,000 shares; 18,333,884 shares issued and outstanding at March 31, 2009 and 18,249,347 shares issued and outstanding at
     December 31, 2008                                                                 828             823
   Preferred stock, $25 par value. Authorized 2,000,000
     shares; none issued and outstanding                                                --              --
   Additional paid-in capital                                                       20,673          18,809
   Retained earnings                                                               100,980          94,882
   Accumulated other comprehensive income                                              (74)             (8)
                                                                              ------------    ------------
     Total stockholders' equity                                                    122,407         114,506

                                                                              ------------    ------------
            Total liabilities and stockholders' equity                        $    159,441    $    154,474
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


                                                     2

                               BALCHEM CORPORATION
                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                                     Three Months Ended
                                                        March 31,
                                                    2009          2008
                                                 ----------    ----------


      Net sales                                  $   52,986    $   56,861

      Cost of sales                                  36,688        43,378
                                                 ----------    ----------

      Gross margin                                   16,298        13,483

      Operating expenses:
           Selling expenses                           3,649         3,319
           Research and development expenses            808           782
           General and administrative expenses        2,531         1,978
                                                 ----------    ----------
                                                      6,988         6,079

                                                 ----------    ----------
      Earnings from operations                        9,310         7,404

      Other expenses (income):
          Interest income                               (10)          (25)
          Interest expense                               74           323
          Other, net                                     80           (85)
                                                 ----------    ----------

      Earnings before income tax expense              9,166         7,191

           Income tax expense                         3,068         2,550
                                                 ----------    ----------

      Net earnings                               $    6,098    $    4,641
                                                 ==========    ==========

      Net earnings per common share - basic      $     0.34    $     0.26
                                                 ==========    ==========

      Net earnings per common share - diluted    $     0.32    $     0.25
                                                 ==========    ==========

See accompanying notes to condensed consolidated financial statements.


                                           BALCHEM CORPORATION
                             Condensed Consolidated Statements of Cash Flows
                                         (Dollars in thousands)
                                               (unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                     2009        2008
                                                                                   --------    --------
Cash flows from operating activities:
     Net earnings                                                                  $  6,098    $  4,641

     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                                  2,001       1,901
       Reserve for doubtful accounts                                                    373          --
       Shares issued under employee benefit plans                                       133         140
       Deferred income taxes                                                           (750)       (244)
       Foreign currency transaction (gain) loss                                          44         (88)
       Stock compensation expense                                                       758         622
       Changes in assets and liabilities:
              Accounts receivable                                                     4,420         421
              Inventories                                                             1,203      (2,891)
              Prepaid expenses and other current assets                               1,732       1,058
              Income taxes                                                            3,230       2,364
              Customer deposits and other deferred revenue                               (5)        (42)
              Accounts payable and accrued expenses                                    (775)       (673)
              Other                                                                      40          23
                                                                                   --------    --------
                   Net cash provided by operating activities                         18,502       7,232
                                                                                   --------    --------

Cash flows from investing activities:
      Capital expenditures                                                             (594)     (1,236)
      Proceeds from sale of property, plant and equipment                                 3          --
      Acquisition of assets                                                             (12)        (31)
                                                                                   --------    --------
                   Net cash used in investing activities                               (603)     (1,267)
                                                                                   --------    --------

Cash flows from financing activities:
      Revolver borrowings                                                                --         735
      Revolver repayments                                                                --      (1,000)
      Principal payments on long-term debt                                           (1,700)     (2,851)
      Proceeds from stock options exercised                                             701         413
      Excess tax benefits from stock compensation                                       278         217
      Dividends paid                                                                 (2,007)     (1,975)
                                                                                   --------    --------
                   Net cash used in financing activities                             (2,728)     (4,461)
                                                                                   --------    --------

      Effect of exchange rate changes on cash                                           (40)        111

                                                                                   --------    --------
Increase in cash and cash equivalents                                                15,131       1,615

Cash and cash equivalents beginning of period                                         3,422       2,307
                                                                                   --------    --------
Cash and cash equivalents end of period                                            $ 18,553    $  3,922
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

                                                   4

                               BALCHEM CORPORATION
            Condensed Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                   (unaudited)

                                                   Three Months Ended
                                                       March 31,
                                                    2009        2008
                                                  --------    --------

      Net earnings                                $  6,098    $  4,641

      Other comprehensive income, net of tax:

           Unfunded postretirement benefit plan         (3)         (5)

           Other                                       (63)          9
                                                  --------    --------

      Comprehensive income                        $  6,032    $  4,645
                                                  ========    ========


See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2008 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2008. References in this report to the "Company" mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including BCP Ingredients, Inc., Balchem Minerals Corporation, and Balchem B.V., on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS' EQUITY
-----------------------------

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"). The Company's results for the three months ended March 31, 2009 and 2008 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:


-------------------------------------------------------------------------------
                                              Three Months       Three Months
                                                 Ended               Ended
                                             March 31, 2009     March 31, 2008
-------------------------------------------------------------------------------
Cost of sales                                $           90     $           66
Operating expenses                                      668                556
Net earnings                                           (478)              (412)
Basic earnings per common share                       (0.03)             (0.02)
Diluted earnings per common share            $        (0.03)    $        (0.02)
-------------------------------------------------------------------------------

As required by SFAS 123R, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.


The Company's stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2009, the plans had 3,664,350 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2009 and 2008 is summarized below:

--------------------------------------------------------------------------------
                                                                    Weighted
                                         Weighted     Aggregate      Average
                                          Average     Intrinsic     Remaining
For the three months                     Exercise       Value      Contractual
ended March 31, 2009    Shares (000s)      Price       ($000s)        Term
--------------------------------------------------------------------------------
Outstanding as of
December 31, 2008              2,396    $    13.82   $   26,873
  Granted                         --            --
  Exercised                      (79)         8.90
  Expired                         --            --
  Forfeited                       (3)        19.54
--------------------------------------------------------------------------------
Outstanding as of
March 31, 2009                 2,314    $    13.97   $   26,037          6.5
--------------------------------------------------------------------------------
Exercisable as of
March 31, 2009                 1,675    $    10.79   $   24,020          5.5
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                      Weighted
                                            Weighted      Aggregate    Average
                                            Average       Intrinsic   Remaining
For the three months                        Exercise        Value    Contractual
ended March 31, 2008       Shares (000s)      Price        ($000s)      Term
--------------------------------------------------------------------------------
Outstanding as of
December 31, 2007                 1,944    $     10.66   $   22,786
  Granted                           307          20.41
  Exercised                         (47)          8.78
  Expired                            --             --
  Forfeited                          --             --
--------------------------------------------------------------------------------
Outstanding as of
March 31, 2008                    2,204    $     12.05   $   23,947      6.9
--------------------------------------------------------------------------------
Exercisable as of
March 31, 2008                    1,456    $      9.12   $   20,088      6.0
--------------------------------------------------------------------------------

SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2008: dividend yield of 0.6%, expected volatility of 40%, risk-free interest rate of 2.8%, and expected life of 3.5. There were no options granted during the three months ended March 31, 2009.

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

Other information pertaining to option activity during the three months ended March 31, 2009 and 2008 was as follows:

--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                 March 31,
                                                            2009          2008
--------------------------------------------------------------------------------
Weighted-average fair value of options granted            $    N/A      $   6.38
Total intrinsic value of stock options exercised ($000s)  $  1,027      $    610
--------------------------------------------------------------------------------

Non-vested restricted stock activity for the three months ended March 31, 2009 and 2008 is summarized below:

--------------------------------------------------------------------------------
                                                                    Weighted
                                                                  Average Grant
                                                                    Date Fair
Three months ended March 31, 2009               Shares (000s)         Value
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2008                232     $       20.08
Granted                                                    --                --
Vested                                                     --                --
Forfeited                                                  --                --
--------------------------------------------------------------------------------
Non-vested balance as of March 31, 2009                   232     $       20.08
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                                    Weighted
                                                                  Average Grant
                                                                    Date Fair
Three months ended March 31, 2008               Shares (000s)         Value
--------------------------------------------------------------------------------
Non-vested balance as of December 31, 2007                118     $        16.49
Granted                                                    73              20.77
Vested                                                     --                --
Forfeited                                                  --                --
--------------------------------------------------------------------------------
Non-vested balance as of March 31, 2008                   191     $       18.10
--------------------------------------------------------------------------------

As of March 31, 2009 and 2008, there was $6,725 and $5,347, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2009, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2009 will be approximately $3,000.

REPURCHASE OF COMMON STOCK

The Company has a stock repurchase program that was approved by the board of directors. The total authorization under this program is 2,508,692 shares. Since the inception of the program, a total of 1,307,867 shares have been purchased, none of which remained in treasury at March 31, 2009 or 2008. During the three months ended March 31, 2009, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES
--------------------

Inventories at March 31, 2009 and December 31, 2008 consisted of the following:

-------------------------------------------------------------------------------
                                             March 31,         December 31,
                                               2009                2008
-------------------------------------------------------------------------------
Raw materials                               $      5,544       $      5,931
Work in progress                                   1,013                540
Finished goods                                     8,748             10,147
-------------------------------------------------------------------------------
         Total inventories                  $     15,305       $     16,618
-------------------------------------------------------------------------------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at March 31, 2009 and December 31, 2008 are summarized as follows:

--------------------------------------------------------------------------------
                                                  March 31,        December 31,
                                                    2009               2008
--------------------------------------------------------------------------------
Land                                            $        1,997    $        2,088
Building                                                15,247            15,426
Equipment                                               51,568            50,719
Construction in progress                                 1,995             2,654
--------------------------------------------------------------------------------
                                                        70,807            70,887
Less: accumulated depreciation                          29,413            28,374
--------------------------------------------------------------------------------
   Net property, plant and equipment            $       41,394    $       42,513
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS
--------------------------

The Company had goodwill in the amount of $26,658 at March 31, 2009 and December 31, 2008, subject to the provisions of SFAS Nos. 141 and 142.

As of March 31, 2009 and December 31, 2008, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $37,388 and $37,431, respectively, less accumulated amortization of $8,350 and $7,438, respectively.

Identifiable intangible assets with finite lives at March 31, 2009 and December 31, 2008 are summarized as follows:

--------------------------------------------------------------------------------------------------
                                               Gross                        Gross
                               Amortization   Carrying     Accumulated     Carrying   Accumulated
                                  Period      Amount at   Amortization    Amount at   Amortization
                                (in years)     3/31/09     at 3/31/09      12/31/08   at 12/31/08
--------------------------------------------------------------------------------------------------
Customer lists                          10     $34,150    $       7,449     $34,150      $  6,595
Regulatory re-registration
costs                                   10          85                5          85             3
Patents & trade secrets              15-17       1,682              431       1,673           406
Trademarks & trade names                17         908              211         904           198
Other                                 5-10         563              254         619           236
--------------------------------------------------------------------------------------------------
                                               $37,388    $       8,350     $37,431        $7,438
--------------------------------------------------------------------------------------------------

Amortization of identifiable intangible assets was $912 for the first three months of 2009. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2009 is $2,735 and approximately $3,600 per annum for 2010 through 2014. At March 31, 2009, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangible assets with finite lives, net" in the Company's condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2009.

NOTE 6 - NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

-------------------------------------------------------------------------------------------------
                                                         Net          Number of
                                                      Earnings          Shares       Per Share
      Three months ended March 31, 2009              (Numerator)     (Denominator)    Amount
-------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                      $ 6,098        18,070,351       $.34

Effect of dilutive securities - stock options
and restricted stock                                                     959,012
                                                                         -------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock           $ 6,098        19,029,363       $.32
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
                                                         Net          Number of
                                                      Earnings          Shares       Per Share
      Three months ended March 31, 2008              (Numerator)     (Denominator)     Amount
-------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                      $ 4,641        17,901,739        $.26

Effect of dilutive securities - stock options
and restricted stock                                                     951,741
                                                                         -------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock           $ 4,641        18,853,480        $.25
-------------------------------------------------------------------------------------------------

The Company had stock options covering 639,150 and 315,200 shares at March 31, 2009 and 2008, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 7 - INCOME TAXES
---------------------

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", or FIN 48, on January 1, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. Upon adoption of FIN 48, the Company recognized approximately a $291 decrease in its retained earnings balance. The charge before federal tax benefits was $411. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2009 was approximately $152 and is included in other long-term obligations. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company's effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2009, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2005. There was not a significant change in the liabilities for unrecognized tax benefits during the three months ended March 31, 2009.

NOTE 8 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments:
Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:


--------------------------------------------------------------------------------
                                                Three Months Ended
                                                     March 31,
                                             2009                 2008
--------------------------------------------------------------------------------
Specialty Products                     $          8,794     $         8,450
Food, Pharma & Nutrition                          8,304               9,289
Animal Nutrition & Health                        35,888              39,122
--------------------------------------------------------------------------------
Total                                  $         52,986     $        56,861
--------------------------------------------------------------------------------

Business Segment Earnings Before Income Taxes:

--------------------------------------------------------------------------------
                                              Three Months Ended
                                                   March 31,
                                            2009               2008
--------------------------------------------------------------------------------
Specialty Products                     $          3,387     $        2,598
Food, Pharma & Nutrition                            959              1,528
Animal Nutrition & Health                         4,964              3,278
Interest and other expense                         (144)              (213)
--------------------------------------------------------------------------------
Total                                  $          9,166     $        7,191
--------------------------------------------------------------------------------

The following table summarizes domestic (U.S.) and foreign sales for the three months ended March 31, 2009 and March 31, 2008:

--------------------------------------------------------------------------------
                                              Three Months Ended
                                                   March 31,
                                            2009                2008
--------------------------------------------------------------------------------
Domestic                                $      37,040       $      35,028
Foreign                                        15,946              21,833
--------------------------------------------------------------------------------
Total                                   $      52,986       $      56,861
--------------------------------------------------------------------------------

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Cash paid during the three months ended March 31, 2009 and 2008 for income taxes and interest is as follows:

--------------------------------------------------------
                                Three months ended
                                     March 31,
                                2009            2008
--------------------------------------------------------
Income taxes                 $       376     $      296
Interest                     $       109     $      323
--------------------------------------------------------


NOTE 10 - LONG-TERM DEBT AND CREDIT AGREEMENTS
----------------------------------------------

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of (euro)7,500, translated to $9,906 as of March 31, 2009 (the "European Term Loan"), the proceeds of which were used to fund the 2007 Akzo Nobel Acquisition (described in Note 5 of the Company's Form 10-K as of December 31, 2008) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At March 31, 2009, this interest rate was 2.54%. At March 31, 2009, the European Term Loan had an outstanding balance of (euro)5,536, translated to $7,312. The European Loan Agreement also provides for a short-term revolving credit facility of (euro)3,000, translated to $3,962 as of March 31, 2009 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2009. The current European Revolving Facility is subject to an amended monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. The Company has drawn down (euro)1,450, or $1,915 as translated at March 31, 2009, of the European Revolving Facility as of March 31, 2009. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $29,000 (the "Term Loan"), the proceeds of which were used to fund the 2007 Chinook Acquisition (described in Note 5 of the Company's Form 10-K as of December 31,
2008). During the quarter ended March 31, 2009, the Company prepaid $867, the remaining balance of the Term Loan. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts are outstanding on the Revolving Facility as of the date hereof. The Revolving Facility has a maturity date of May 31, 2010. Management believes that such facility will be renewed in the normal course of business.

NOTE 11 - EMPLOYEE BENEFIT PLAN
-------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the three months ended March 31, 2009 and March 31, 2008 was as follows:

---------------------------------------------------------------------
                                                   2009        2008
---------------------------------------------------------------------
Service cost                                    $       8   $      8
Interest cost                                          11         11
Expected return on plan assets                         --         --
Amortization of transition obligation                  --         --
Amortization of prior service cost                     (5)        (4)
Amortization of gain                                   (1)        --
---------------------------------------------------------------------
Net periodic benefit cost                       $      13   $     15
---------------------------------------------------------------------

The amount recorded on the Company's balance sheet as of March 31, 2009 for this obligation is $833. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

In February 2002, the Company entered into a ten (10) year lease which is cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company's general offices and as a laboratory facility. The Company leases most of its vehicles, railcars and office equipment under non-cancelable operating leases, which primarily expire at various times through 2013. Rent expense charged to operations under such lease agreements for the three months ended March 31, 2009 and 2008 aggregated approximately $286 and $223, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at March 31, 2009 are as follows:

--------------------------------------------------
             Year
--------------------------------------------------
April 1, 2009 to December 31, 2009        $   734
2010                                          810
2011                                          599
2012                                          278
2013                                          103
2014                                           54
Thereafter                                    155
--------------------------------------------------
Total minimum lease payments              $ 2,733
--------------------------------------------------

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company's site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation ("NYDEC") and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site, which was completed in 1996. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has been less than $5 per year for the period 2003 - 2008.

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


NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants' (AICPA) Statement on Auditing Standards (SAS) No. 69, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." SFAS No. 162 was effective November 15, 2008. The adoption of this statement was not significant to the Company's consolidated financial statements.

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

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) the effect of derivative instruments and related hedged items on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, the adoption of this statement was not significant to the Company's consolidated financial statements.

In December 2007, FASB issued SFAS No.141 (revised 2007), "Business Combinations", or SFAS 141R. The purpose of issuing the statement is to replace current guidance in SFAS No.141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R is effective for any business combinations that occur after January 1, 2009. The Company will apply SFAS 141R prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51", or SFAS 160. SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective January 1, 2009. The adoption of this statement was not significant to the Company's consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of this statement for its financial assets and liabilities as of January 1, 2008 and it did not have a material impact on its financial condition or results of operations. As permitted by FASB Staff Position ("FSP") No. FAS 157-2, "Effective Date of FASB Statement No. 157", the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Effective January 1, 2009, we adopted the provision for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in impairment testing and those initially measured at fair value in a business combination. The provisions of SFAS No. 157 related to these items did not have a significant impact on the Company's consolidated financial statements. In October 2008, FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP No. 157-3 was effective on October 10, 2008, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, "Accounting Changes and Error Corrections." The Company adopted FSP No. 157-3 on October 10, 2008 and it did not have a material effect on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

Overview
--------

We develop, manufacture, distribute and market specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health and medical device sterilization industries. Our reportable segments are strategic businesses that offer products and services to different markets. We presently have three reportable segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

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

We also sell propylene oxide principally to customers seeking smaller (as opposed to bulk) quantities and whose requirements include timely delivery and safe handling. Propylene oxide uses can include fumigation in spice treatment, various chemical synthesis applications, to make paints more durable, and for manufacturing specialty starches and textile coatings.

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

Animal Nutrition & Health
-------------------------

Our Animal Nutrition & Health ("AN&H") segment provides the animal nutrition market with nutritional products derived from our encapsulation and chelation technologies in addition to basic choline chloride. Commercial sales of
REASHURE(R) Choline, an encapsulated choline product, NITROSHURETM, an encapsulated urea supplement, and NIASHURETM, our microencapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals. In October 2008, we introduced the first proven rumen-protected lysine for use in dairy rations, AMINOSHURETM-L, which gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. AN&H also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications. The AN&H segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

We sell products for all three segments through our own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three months ended March 31, 2009 and March 31, 2008:

Business Segment Net Sales:

---------------------------------------------------------------------------
                                               Three Months Ended
                                                    March 31,
                                             2009                2008
----------------------------------------------------------------------------
Specialty Products                     $          8,794     $         8,450
Food, Pharma & Nutrition                          8,304               9,289
Animal Nutrition & Health                        35,888              39,122
----------------------------------------------------------------------------
Total                                  $         52,986     $        56,861
----------------------------------------------------------------------------

Business Segment Earnings From Operations:

---------------------------------------------------------------------------
                                               Three Months Ended
                                                    March 31,
                                             2009                2008
---------------------------------------------------------------------------
Specialty Products                      $         3,387     $        2,598
Food, Pharma & Nutrition                            959              1,528
Animal Nutrition & Health                         4,964              3,278
---------------------------------------------------------------------------
Total                                   $         9,310     $        7,404
---------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
                              ---------------------

Three months ended March 31, 2009 compared to three months ended March 31, 2008.

Net Sales
---------

Net sales for the three months ended March 31, 2009 were $52,986, as compared with $56,861 for the three months ended March 31, 2008, a decrease of $3,875 or 6.8%. Net sales for the Specialty Products segment were $8,794 for the three months ended March 31, 2009, as compared with $8,450 for the three months ended March 31, 2008, an increase of $344 or 4.1%. This increase in sales was derived principally from a combination of increases in volume and average selling price of certain ethylene oxide products for medical device sterilization. Net sales for the Food, Pharma & Nutrition segment were $8,304 for the three months ended March 31, 2009 compared with $9,289 for the three months ended March 31, 2008, a decrease of $985 or 10.6%. This result was driven principally by aggressive inventory management by customers along with volume declines in the international food market and human-grade choline and calcium products for the supplement market, all of which have been negatively impacted by the worldwide economic downturn. These declines were partially offset by a favorable product mix sold in the domestic food market, including the launch of choline into new food applications as well as growth in the bakery, tortilla and preservation markets. Also offsetting the declines was increased volumes of Vitashure(R) products for nutritional enhancement. Net sales of $35,888 were realized for the three months ended March 31, 2009 for the Animal Nutrition & Health segment, as compared with $39,122 for the prior year comparable quarter, a decrease of $3,234 or 8.3%. Feed and industrial grade choline product sales and derivatives decreased 10.3%, or $3,464 over the prior year quarter, principally from a decline in volume sold into the well-publicized soft poultry industry, including lower international sales largely related to the strengthening of the U.S dollar in 2009 versus a weakening dollar in 2008. Sales of industrial derivatives (both choline and methylamines) were impacted by softness in the industrial sector, principally caused by the general economic downturn. Sales of our specialty animal nutrition and health products, targeted for ruminant production animals and companion animals, increased 4.1% or $230 over the prior year comparable quarter primarily due to a favorable sales mix, including new sales generated from AminoShureTM-L, the Company's rumen protected lysine product.

Operating Expenses
------------------

Operating expenses for the three months ended March 31, 2009 were $6,988, as compared to $6,079 for the three months ended March 31, 2008, an increase of $909 or 15.0%. This increase was due primarily to increased payroll expenses along with an increase to some accounts receivable reserves for international accounts. Operating expenses were 13.2% of sales or 2.5 percentage points more than the operating expenses as a percent of sales incurred in last year's comparable quarter. During the three months ended March 31, 2009 and 2008, the Company spent $808 and $782 respectively, on research and development programs, substantially all of which pertained to the Company's Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations
-----------------------------------------

Earnings from operations for the three months ended March 31, 2009 increased to $9,310 compared to $7,404 for the three months ended March 31, 2008, an increase of $1,906 or 25.7%. This increase was primarily driven by cost reductions of certain petro-chemical raw materials over the prior year comparable quarter and increases in average selling prices. Earnings from operations as a percentage of sales ("operating margin") for the three months ended March 31, 2009 increased to 17.6% compared to 13.0% for the three months ended March 31, 2008, principally a result of product mix and the aforementioned cost reduction of certain petro-chemical raw materials. The Company is continuing to focus on implementing productivity improvements and, most importantly, growth through new product development. Earnings from operations for the Specialty Products segment were $3,387, an increase of $789 or 30.4%, primarily due to reductions in the cost of certain petro-chemical raw materials and increases in average selling prices. Earnings from operations for Food, Pharma & Nutrition were $959, a decrease of $569 or 37.2%, due largely to the aforementioned aggressive inventory management by customers and volume declines in the international food market, human-grade choline and calcium products for the supplement market. Earnings from operations for Animal Nutrition & Health increased by $1,686 to $4,964, a 51.4% increase from the prior comparable quarter, resulting principally from reductions in the cost of certain petro-chemical raw materials and increases in average selling prices.

Other Expenses (Income)
-----------------------

Interest income for the three months ended March 31, 2009 totaled $10 as compared to $25 for the three months ended March 31, 2008. Interest expense was $74 for the three months ended March 31, 2009 compared to $323 for the three months ended March 31, 2008. This decrease is primarily attributable to the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the Term Loan (as defined below in the Financing Activities section of Liquidity and Capital Resources). Other expense of $80 for the three months ended March 31, 2009 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense
------------------

The Company's effective tax rate for the three months ended March 31, 2009 and 2008 was 33.5% and 35.5% respectively. This decrease in the effective tax rate is primarily attributable to a change in apportionment factors relating to state income taxes.

Net Earnings
------------

Primarily as a result of the above-noted cost reductions of certain petro-chemical raw materials, increases in average selling prices and the favorable product mix, net earnings were $6,098 for the three months ended March 31, 2009, as compared with $4,641 for the three months ended March 31, 2008, an increase of 31.4%.

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

During the three months ended March 31, 2009, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash
----

Cash and cash equivalents increased to $18,553 at March 31, 2009 from $3,422 at December 31, 2008 primarily resulting from the information detailed below. Working capital amounted to $38,319 at March 31, 2009 as compared to $29,566 at December 31, 2008, an increase of $8,753.

Operating Activities
--------------------

Cash flows from operating activities provided $18,501 for the three months ended March 31, 2009 compared to $7,232 for the three months ended March 31, 2008. The increase in cash flows from operating activities was primarily due to an increase in net earnings, lower accounts receivable, a decrease in inventories and prepaid expenses, and higher income taxes.

Investing Activities
--------------------

Capital expenditures were $594 for the three months ended March 31, 2009 compared to $1,236 for the three months ended March 31, 2008.

Financing Activities
--------------------

The Company has an approved stock repurchase program. The total authorization under this program is 2,508,692 shares. Since the inception of the program, a total of 1,307,867 shares have been purchased, none of which remained in treasury at March 31, 2009 or 2008. During the three months ended March 31, 2009, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of (euro)7,500, translated to $9,906 as of March 31, 2009 (the "European Term Loan"), the proceeds of which were used to fund the 2007 Akzo Nobel Acquisition (described in Note 5 to the Consolidated Financial Statements of the Company's Form 10-K as of December 31, 2008) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At March 31, 2009, this interest rate was 2.54%. At March 31, 2009, the European Term Loan had an outstanding balance of (euro)5,536, translated to $7,312. The European Loan Agreement also provides for a short-term revolving credit facility of (euro)3,000, translated to $3,962 as of March 31, 2009 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2009. The current European Revolving Facility is subject to an amended monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. The Company has drawn down (euro)1,450, or $1,915 as translated at March 31, 2009, of the European Revolving Facility as of March 31, 2009.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $29,000 (the "Term Loan"), the proceeds of which were used to fund the 2007 Chinook Acquisition (described in Note 5 to the Consolidated Financial Statements of the Company's Form 10-K as of December 31, 2008). During the quarter ended March 31, 2009, the Company prepaid $867, the remaining balance of the Term Loan. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts are outstanding on the Revolving Facility as of the date hereof. The Revolving Facility has a maturity date of May 31, 2010. Management believes that such facility will be renewed in the normal course of business.

Proceeds from stock options exercised totaled $701 and $413 for the three months ended March 31, 2009 and 2008, respectively. Dividend payments were $2,007 and $1,975 for the three months ended March 31, 2009 and 2008, respectively.

Other Matters Impacting Liquidity
---------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company's balance sheet as of March 31, 2009 for this obligation is $833. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies
----------------------------

There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2008 Annual Report on Form 10-K, during the three months ended March 31, 2009.

Related Party Transactions
--------------------------

The Company was not engaged in related party transactions during the three months ended March 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. The money market funds in which the Company invests are participants in the United States Treasury Department's Temporary Guarantee Program for Money Market Funds. This program provides coverage for amounts held in money market funds as of the close of business on September 19, 2008. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of March 31, 2009, the Company's borrowings were under a bank term loan bearing interest at EURIBOR plus 1.00% and a revolving line of credit bearing interest at EURIBOR plus 1.25%. A 100 basis point increase or decrease in interest rates, applied to the Company's borrowings at March 31, 2009, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $92. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Part II. Other Information

Item 1A. Risk Factors

There have been no material changes in the Risk Factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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


         Date: May 8, 2009

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