Form 10-Q
period 2009-06-30
BALCHEM CORP
filed 2009-08-07
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)    Quarterly Report Pursuant to Section 13 or 15(d) of
   |X|                 the Securities Exchange Act of 1934

   |_|            For The Quarterly Period Ended June 30, 2009

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

Large accelerated filer |_|                 Accelerated filer |X|
Non-accelerated filer |_|                   Smaller reporting company|_|


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of August 1, 2009 the registrant had 18,557,033 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1.  Financial Statements

                                 BALCHEM CORPORATION
                        Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except per share data)

                                                            June 30,   December 31,
                                                               2009       2008
                                       Assets              (unaudited)
                                       ------               ---------   ---------

Current assets:
    Cash and cash equivalents                               $  27,092   $   3,422
    Accounts receivable, net                                   25,033      30,250
    Inventories                                                15,738      16,618
    Prepaid expenses                                            1,653       2,581
    Deferred income taxes                                       1,066         649
    Other current assets                                          582       1,731
                                                            ---------   ---------
       Total current assets                                    71,164      55,251

 Property, plant and equipment, net                            41,681      42,513

 Goodwill                                                      26,658      26,658
 Intangible assets with finite lives, net                      28,127      29,993
 Other assets                                                      59          59
                                                            ---------   ---------
            Total assets                                    $ 167,689   $ 154,474
                                                            =========   =========


                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
    Trade accounts payable                                  $   9,495   $  10,336
    Accrued expenses                                            5,931       3,948
    Accrued compensation and other benefits                     3,085       2,501
    Dividends payable                                              --       2,008
    Income tax payable                                          1,437       1,988
    Current portion of long-term debt                           7,400       2,860
    Revolver borrowings                                           702       2,044
                                                            ---------   ---------
       Total current liabilities                               28,050      25,685

 Long-term debt                                                    --       6,671
 Deferred income taxes                                          5,120       6,003
 Other long-term obligations                                    1,698       1,609
                                                            ---------   ---------
          Total liabilities                                    34,868      39,968
                                                            ---------   ---------

 Commitments and contingencies (note 12)

 Stockholders' equity:
    Common stock, $.0667 par value. Authorized 25,000,000
       shares; 18,548,545 shares issued  and  outstanding
       at June 30, 2009 and 18,249,347 shares issued and
       outstanding at December 31, 2008                           843         823
    Preferred stock, $25 par value. Authorized 2,000,000
       shares; none issued and outstanding                         --          --
    Additional paid-in capital                                 24,019      18,809
    Retained earnings                                         107,849      94,882
    Accumulated other comprehensive income                        110          (8)
                                                            ---------   ---------
       Total stockholders' equity                             132,821     114,506
                                                            ---------   ---------

            Total liabilities and stockholders' equity      $ 167,689   $ 154,474
                                                            =========   =========

See accompanying notes to condensed consolidated financial statements.

                      BALCHEM CORPORATION
         Condensed Consolidated Statements of Earnings
          (Dollars in thousands, except per share data)
                          (unaudited)

                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                            2009         2008         2009         2008
                                          ---------    ---------    ---------    ---------
Net sales                                 $  52,976    $  62,901    $ 105,962    $ 119,762

Cost of sales                                35,672       49,950       72,360       93,328
                                          ---------    ---------    ---------    ---------

Gross margin                                 17,304       12,951       33,602       26,434

Operating expenses:
    Selling expenses                          3,832        3,068        7,480        6,387
    Research and development expenses           880          701        1,688        1,483
    General and administrative expenses       2,307        1,942        4,839        3,920
                                          ---------    ---------    ---------    ---------
                                              7,019        5,711       14,007       11,790

                                          ---------    ---------    ---------    ---------
Earnings from operations                     10,285        7,240       19,595       14,644

Other expenses (income):
    Interest income                             (20)         (24)         (30)         (49)
    Interest expense                             41          247          115          570
    Other, net                                  (39)          16           41          (69)
                                          ---------    ---------    ---------    ---------

Earnings before income tax expense           10,303        7,001       19,469       14,192

     Income tax expense                       3,434        2,277        6,502        4,827
                                          ---------    ---------    ---------    ---------

Net earnings                              $   6,869    $   4,724    $  12,967    $   9,365
                                          =========    =========    =========    =========

Net earnings per common share - basic     $    0.38    $    0.26    $    0.71    $    0.52
                                          =========    =========    =========    =========

Net earnings per common share - diluted   $    0.36    $    0.25    $    0.68    $    0.50
                                          =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                               BALCHEM CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             2009        2008
                                                           --------    --------


Cash flows from operating activities:
   Net earnings                                            $ 12,967    $  9,365

   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization                           4,032       3,832
      Reserve for doubtful accounts                             464          --
      Shares issued under employee benefit plans                256         252
      Deferred income taxes                                  (1,299)       (230)
      Foreign currency transaction (gain) loss                   36         (81)
      Stock compensation expense                              1,505       1,244
      Changes in assets and liabilities:
            Accounts receivable                               4,721      (5,198)
            Inventories                                         869      (3,458)
            Prepaid expenses and other current assets         2,062       1,218
            Income taxes                                       (611)       (278)
            Customer deposits and other deferred revenue         --         (42)
            Accounts payable and accrued expenses             1,804       1,884
            Other                                                80          31
                                                           --------    --------
               Net cash provided by operating activities     26,886       8,539
                                                           --------    --------

Cash flows from investing activities:
      Capital expenditures                                   (1,424)     (2,845)
      Proceeds from sale of property, plant and equipment         4          --
      Intangible assets acquired                                (14)        (74)
      Acquisition of assets                                      --         (39)
                                                           --------    --------
               Net cash used in investing activities         (1,434)     (2,958)
                                                           --------    --------

Cash flows from financing activities:
      Revolver borrowings                                       701       2,345
      Revolver repayments                                    (1,943)     (1,000)
      Principal payments on long-term debt                   (2,065)     (6,220)
      Proceeds from stock options exercised                   2,038         915
      Excess tax benefits from stock compensation             1,431         581
      Dividends paid                                         (2,008)     (1,975)
                                                           --------    --------
               Net cash used in financing activities         (1,846)     (5,354)
                                                           --------    --------
      Effect of exchange rate changes on cash                    64         108

                                                           --------    --------
Increase in cash and cash equivalents                        23,670         335

Cash and cash equivalents beginning of period                 3,422       2,307
                                                           --------    --------
Cash and cash equivalents end of period                    $ 27,092    $  2,642
                                                           ========    ========

See accompanying notes to condensed consolidated financial statements.

                              BALCHEM CORPORATION
           Condensed Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)
                                  (unaudited)

                                             Three Months Ended   Six Months Ended
                                                 June 30,             June 30,
                                             2009       2008      2009       2008
                                            -------    -------   -------    -------
Net earnings                                $ 6,869    $ 4,724    12,967    $ 9,365

Other comprehensive income, net of tax:

     Unfunded postretirement benefit plan        (4)        --        (7)        (4)

     Other                                      188         13       125         22
                                            -------    -------   -------    -------

Comprehensive income                        $ 7,053    $ 4,737    13,085    $ 9,383
                                            =======    =======   =======    =======

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles governing interim financial statements and the instructions to Form 10-Q and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS' EQUITY
-----------------------------

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"). The Company's results for the three and six months ended June 30, 2009 and 2008 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

---------------------------------------------------------------------------
                                         Three Months       Three Months
                                            Ended               Ended
                                        June 30, 2009       June 30, 2008
---------------------------------------------------------------------------
Cost of sales                          $             88    $            66
Operating expenses                                  659                556
Net earnings                                       (444)              (410)
Basic earnings per common share                   (0.02)             (0.02)
Diluted earnings per common share      $          (0.02)   $         (0.02)
---------------------------------------------------------------------------

-----------------------------------------------------------------------
                                       Six Months         Six Months
                                         Ended               Ended
                                     June 30, 2009       June 30, 2008
-----------------------------------------------------------------------
Cost of sales                        $          178      $         132
Operating expenses                            1,327              1,112
Net earnings                                   (922)              (822)
Basic earnings per common share               (0.05)             (0.05)
Diluted earnings per common share    $        (0.05)     $       (0.04)
-----------------------------------------------------------------------

As required by SFAS 123R, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company's stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2009, the plans had 3,666,450 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2009 and 2008 is summarized below:

---------------------------------------------------------------------------------------
                                                                            Weighted
                                                Weighted      Aggregate      Average
                                                Average       Intrinsic     Remaining
For the six months ended                        Exercise        Value      Contractual
June 30, 2009                 Shares (000s)      Price         ($000s)        Term
---------------------------------------------------------------------------------------
Outstanding as of
December 31, 2008                     2,396   $      13.82   $    26,873
  Granted                                 1          24.86
  Exercised                            (289)          7.07
  Forfeited                             (10)         21.10
---------------------------------------------------------------------------------------
Outstanding as of
June 30, 2009                         2,098   $      14.71   $    20,971           6.5
=======================================================================================
Exercisable as of
June 30, 2009                         1,466   $      11.42   $    19,203           5.6
=======================================================================================

---------------------------------------------------------------------------------------
                                                                            Weighted
                                                Weighted      Aggregate      Average
                                                Average       Intrinsic     Remaining
For the six months ended                        Exercise        Value      Contractual
June 30, 2008                 Shares (000s)      Price         ($000s)        Term
---------------------------------------------------------------------------------------
Outstanding as of
December 31, 2007                     1,944    $     10.66   $    22,786
  Granted                               307          20.41
  Exercised                            (112)          8.14
---------------------------------------------------------------------------------------
Outstanding as of
June 30, 2008                         2,139    $     12.19   $    23,402           6.7
=======================================================================================
Exercisable as of
June 30, 2008                         1,414    $      9.25   $    19,624           5.7
=======================================================================================

SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.6%; expected volatilities of 50% and 40%; risk-free interest rates of 1.8% and 2.8%; and expected lives of 3.3 and 3.5, in each case for the six months ended June 30, 2009 and 2008, respectively.

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

Other information pertaining to option activity during the three and six months ended June 30, 2009 and 2008 was as follows:

-----------------------------------------------------------------------------------------------------------
                                                              Three Months Ended        Six Months Ended
                                                                   June 30,                  June 30,
                                                               2009        2008         2009         2008
-----------------------------------------------------------------------------------------------------------
Weighted-average fair value of options granted               $   8.88    $    N/A     $   8.88    $   6.38
Total intrinsic value of stock options exercised ($000s)     $  3,808    $  1,048     $  4,835    $  1,658
-----------------------------------------------------------------------------------------------------------

Non-vested restricted stock activity for the six months ended June 30, 2009 and 2008 is summarized below:

-------------------------------------------------------------------------------
                                                                    Weighted
                                                                 Average Grant
                                                                   Date Fair
Six months ended June 30, 2009                  Shares (000s)        Value
-------------------------------------------------------------------------------
Non-vested balance as of December 31, 2008                232   $        20.08
-------------------------------------------------------------------------------
Non-vested balance as of June 30, 2009                    232   $        20.08
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                    Weighted
                                                                 Average Grant
                                                                   Date Fair
Six months ended June 30, 2008                  Shares (000s)        Value
-------------------------------------------------------------------------------
Non-vested balance as of December 31, 2007                118   $        16.49
Granted                                                    73            20.77
-------------------------------------------------------------------------------
Non-vested balance as of June 30, 2008                    191   $        18.10
-------------------------------------------------------------------------------

As of June 30, 2009 and 2008, there was $5,934 and $4,729, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2009, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2009 will be approximately $3,000.

REPURCHASE OF COMMON STOCK

The Company has a stock repurchase program that was approved by the board of directors. The total authorization under this program is 2,508,692 shares. Since the inception of the program, a total of 1,307,867 shares have been purchased, none of which remained in treasury at June 30, 2009 or 2008. During the six months ended June 30, 2009, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES
--------------------

Inventories at June 30, 2009 and December 31, 2008 consisted of the following:

--------------------------------------------------------------------------------
                                                       June 30,     December 31,
                                                         2009           2008
--------------------------------------------------------------------------------
Raw materials                                        $      5,458   $      5,931
Work in progress                                            1,033            540
Finished goods                                              9,247         10,147
--------------------------------------------------------------------------------
         Total inventories                           $     15,738   $     16,618
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at June 30, 2009 and December 31, 2008 are summarized as follows:

--------------------------------------------------------------------------------
                                                    June 30,        December 31,
                                                      2009             2008
--------------------------------------------------------------------------------
Land                                              $       2,083   $       2,088
Building                                                 15,464          15,426
Equipment                                                52,024          50,719
Construction in progress                                  2,701           2,654
--------------------------------------------------------------------------------
                                                         72,272          70,887
Less: accumulated depreciation                           30,591          28,374
--------------------------------------------------------------------------------
   Net property, plant and equipment              $      41,681   $      42,513
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS
--------------------------

The Company had goodwill in the amount of $26,658 as of June 30, 2009 and December 31, 2008 subject to the provisions of SFAS Nos. 141 and 142.

As of June 30, 2009 and December 31, 2008, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $37,390 and $37,431, respectively, less accumulated amortization of $9,263 and $7,438, respectively.

Identifiable intangible assets with finite lives at June 30, 2009 and December 31, 2008 are summarized as follows:

-----------------------------------------------------------------------------------------------------
                                               Gross                        Gross
                              Amortization   Carrying       Accumulated    Carrying      Accumulated
                                 Period      Amount at     Amortization    Amount at     Amortization
                               (in years)     6/30/09       at 6/30/09      12/31/08     at 12/31/08
-----------------------------------------------------------------------------------------------------
Customer lists                         10   $     34,149   $      8,304   $     34,150   $      6,595
Regulatory re-registration
costs                                  10             85              7             85              3
Patents & trade secrets             15-17          1,683            455          1,673            406
Trademarks & trade names               17            908            224            904            198
Other                                5-10            565            273            619            236
-----------------------------------------------------------------------------------------------------
                                            $     37,390   $      9,263   $     37,431   $      7,438
-----------------------------------------------------------------------------------------------------

Amortization of identifiable intangible assets was approximately $1,824 for the six months ended June 30, 2009. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2009 is $1,822 and approximately $3,600 per annum for 2010 through 2014. At June 30, 2009, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Identifiable intangible assets are reflected in "Intangible assets with finite lives, net" in the Company's condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2009.

NOTE 6 - NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

---------------------------------------------------------------------------------------------
                                                    Net           Number of
                                                  Earnings         Shares        Per Share
     Three months ended June 30, 2009            (Numerator)    (Denominator)      Amount
---------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding               $       6,869      18,223,455   $         .38

Effect of dilutive securities - stock options
and restricted stock                                                  960,778
                                                                -------------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock    $       6,869      19,184,233   $         .36
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
                                                    Net           Number of
                                                  Earnings         Shares        Per Share
     Three months ended June 30, 2008            (Numerator)    (Denominator)      Amount
---------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding               $       4,724      17,957,938   $         .26

Effect of dilutive securities - stock options
and restricted stock                                                1,036,788
                                                                -------------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock    $       4,724      18,994,726   $         .25
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
                                                    Net           Number of
                                                  Earnings         Shares        Per Share
     Six months ended June 30, 2009             (Numerator)    (Denominator)      Amount
---------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding               $      12,967      18,146,903   $         .71

Effect of dilutive securities - stock options
and restricted stock                                                  959,895
                                                                -------------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock    $      12,967      19,106,798   $         .68
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                                                    Net           Number of
                                                  Earnings         Shares        Per Share
     Six months ended June 30, 2008              (Numerator)    (Denominator)      Amount
---------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding               $       9,365      17,921,505   $         .52

Effect of dilutive securities - stock options
and restricted stock                                                  994,264
                                                                -------------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock    $       9,365      18,915,769   $         .50
---------------------------------------------------------------------------------------------

The Company had stock options covering 274,800 and 307,500 shares at June 30, 2009 and 2008, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 7 - INCOME TAXES
---------------------

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", or FIN 48, on January 1, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. Upon adoption of FIN 48, the Company recognized approximately a $291 decrease in its retained earnings balance. The charge before federal tax benefits was $411. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2009 was approximately $150 and is included in other long-term obligations. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company's effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2009, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2005. There was not a significant change in the liabilities for unrecognized tax benefits during the six months ended June 30, 2009.

NOTE 8 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments:
Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

--------------------------------------------------------------------------------
                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                        2009       2008       2009        2008
--------------------------------------------------------------------------------
Specialty Products                    $  9,093   $  8,816   $ 17,887   $ 17,266
Food, Pharma & Nutrition                 9,091      9,471     17,395     18,760
Animal Nutrition & Health               34,792     44,614     70,680     83,736
--------------------------------------------------------------------------------
Total                                 $ 52,976   $ 62,901   $105,962   $119,762
--------------------------------------------------------------------------------

Business Segment Earnings Before Income Taxes:

--------------------------------------------------------------------------------
                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                      2009       2008       2009        2008
--------------------------------------------------------------------------------
Specialty Products                  $  3,749   $  2,720    $  7,136    $  5,318
Food, Pharma & Nutrition               1,283      1,670       2,242       3,198
Animal Nutrition & Health              5,253      2,850      10,217       6,128
Interest and other income (expense)       18       (239)       (126)       (452)
--------------------------------------------------------------------------------
Total                               $ 10,303   $  7,001    $ 19,469    $ 14,192
--------------------------------------------------------------------------------

The following table summarizes domestic (U.S.) and foreign sales for the three and six months ended June 30, 2009 and June 30, 2008:

--------------------------------------------------------------------------------
                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                        2009       2008       2009        2008
--------------------------------------------------------------------------------
Domestic                              $ 34,960   $ 35,771   $ 72,000   $ 70,799
Foreign                                 18,016     27,130     33,962     48,963
--------------------------------------------------------------------------------
Total                                 $ 52,976   $ 62,901   $105,962   $119,762
--------------------------------------------------------------------------------

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Cash paid during the six months ended June 30, 2009 and 2008 for income taxes and interest is as follows:

------------------------------------------
                         Six months ended
                             June 30,
                         2009       2008
------------------------------------------
Income taxes           $  6,970   $  4,965
Interest               $    153   $    524
------------------------------------------

NOTE 10 - LONG-TERM DEBT AND CREDIT AGREEMENTS
----------------------------------------------

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of (euro)7,500, translated to $10,536 as of June 30, 2009 (the "European Term Loan"), the proceeds of which were used to fund the 2007 Akzo Nobel Acquisition

(described in Note 5 of the Company's Form 10-K as of December 31, 2008) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At June 30, 2009, this interest rate was 1.94%. At June 30, 2009, the European Term Loan had an outstanding balance of (euro)5,268, translated to $7,400. The European Loan Agreement also provides for a short-term revolving credit facility of (euro)3,000, translated to $4,214 as of June 30, 2009 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2009. The current European Revolving Facility is subject to an amended monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. As of June 30, 2009, the Company has drawn down (euro)500, or $702 as translated at June 30, 2009, of the European Revolving Facility. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $29,000 (the "Term Loan"), the proceeds of which were used to fund the 2007 Chinook Acquisition (described in Note 5 of the Company's Form 10-K as of December 31,
2008). As of June 30, 2009, the Company has paid the Term Loan in full. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts are outstanding on the Revolving Facility as of the date hereof. The Revolving Facility has a maturity date of May 31, 2010. Management believes that such facility will be renewed in the normal course of business.

NOTE 11 - EMPLOYEE BENEFIT PLAN
-------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the six months ended June 30, 2009 and June 30, 2008 was as follows:

------------------------------------------------------------
                                          2009        2008
------------------------------------------------------------
Service cost                            $     16    $     14
Interest cost                                 21          20
Expected return on plan assets                --          --
Amortization of transition obligation         --          --
Amortization of prior service cost            (9)         (9)
Amortization of gain                          (1)         (3)
------------------------------------------------------------
Net periodic benefit cost               $     27    $     22
------------------------------------------------------------

The amount recorded on the Company's balance sheet as of June 30, 2009 for this obligation is $852. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

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

In February 2002, the Company entered into a ten (10) year lease which is cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company's general offices and as a laboratory facility. The Company leases most of its vehicles, railcars and office equipment under non-cancelable operating leases, which primarily expire at various times through 2015. Rent expense charged to operations under such lease agreements for the six months ended June 30, 2009 and 2008 aggregated approximately $560 and $584, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at June 30, 2009 are as follows:

---------------------------------------------------
              Year
---------------------------------------------------
July 1, 2009 to December 31, 2009          $   555
2010                                           915
2011                                           666
2012                                           343
2013                                           163
2014                                           114
Thereafter                                     188
---------------------------------------------------
Total minimum lease payments               $ 2,944
---------------------------------------------------

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company's site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation ("NYDEC") and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site, which was completed in 1996. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has been less than $5 per year for the period 2003 to date.

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

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In June 2009, FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative U.S. generally accepted accounting principles ("U.S. GAAP") recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company does not expect the adoption of this statement to be significant to its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company does not expect the adoption of this statement to be significant to its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140" ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this statement to be significant to its consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS165 provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The adoption of this statement was not significant to the Company's consolidated financial statements. The Company has evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q on August 7, 2009.

In April 2009, FASB issued FASB Staff Position ("FSP") FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP 141(R)-1"). This FSP amends the guidance in FASB Statement No. 141 (Revised December 2007), "Business Combinations" ("SFAS 141R") to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, "Accounting for Contingencies", and FASB Interpretation ("FIN") No. 14, "Reasonable Estimation of the Amount of a Loss." Further, FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R, and carry forward without significant revision the guidance in SFAS No. 141, "Business Combinations". FSP 141(R)-1 also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, FASB decided to require that entities include only the disclosures required by SFAS No. 5 and that those disclosures be included in the business combination footnote. This FSP also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Company will apply FSP 141(R)-1 prospectively to all business combinations subsequent to the effective date.

In April 2009, FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"), and FSP FASB 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2"). These standards are effective for interim and annual periods ending after June 15, 2009. These standards are not significant to the Company's consolidated financial statements.

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

In December 2007, FASB issued SFAS No.141 (revised 2007), "Business Combinations", or SFAS 141R. The purpose of issuing the statement is to replace current guidance in SFAS No.141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R is effective for any business combinations that occur on or after January 1, 2009. The Company will apply SFAS 141R prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51", or SFAS 160. SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 was effective January 1, 2009. The adoption of this statement was not significant to the Company's consolidated financial statements.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2009 and June 30, 2008:

Business Segment Net Sales:

--------------------------------------------------------------------------------------
                                              Three Months Ended     Six Months Ended
                                                   June 30,              June 30,
                                               2009       2008       2009       2008
--------------------------------------------------------------------------------------
Specialty Products                           $  9,093   $  8,816   $ 17,887   $ 17,266
Food, Pharma & Nutrition                        9,091      9,471     17,395     18,760
Animal Nutrition & Health                      34,792     44,614     70,680     83,736
--------------------------------------------------------------------------------------
Total                                        $ 52,976   $ 62,901   $105,962   $119,762
--------------------------------------------------------------------------------------

Business Segment Earnings From Operations:
--------------------------------------------------------------------------------------
                                              Three Months Ended     Six Months Ended
                                                   June 30,              June 30,
                                               2009       2008       2009       2008
--------------------------------------------------------------------------------------
Specialty Products                           $  3,749   $  2,720   $  7,136   $  5,318
Food, Pharma & Nutrition                        1,283      1,670      2,242      3,198
Animal Nutrition & Health                       5,253      2,850     10,217      6,128
--------------------------------------------------------------------------------------
Total                                        $ 10,285   $  7,240     19,595     14,644
--------------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
                              ---------------------

Three months ended June 30, 2009 compared to three months ended June 30, 2008.

Net Sales
---------

Net sales for the three months ended June 30, 2009 were $52,976, as compared with $62,901 for the three months ended June 30, 2008, a decrease of $9,925 or 15.8%. Net sales for the Specialty Products segment were $9,093 for the three months ended June 30, 2009, as compared with $8,816 for the three months ended June 30, 2008, an increase of $277 or 3.1%. This increase in sales was derived principally from increases in the average selling prices of certain ethylene oxide products for medical device sterilization. Net sales for the Food, Pharma & Nutrition segment were $9,091 for the three months ended June 30, 2009 compared with $9,471 for the three months ended June 30, 2008, a decrease of $380 or 4.0%. This result was driven principally by aggressive inventory management by customers along with volume declines in the human-grade choline and calcium products for the supplement market, which has been negatively impacted by the worldwide economic downturn. These declines were partially offset by a favorable product mix sold in the domestic food market, including the launch of choline into new food applications as well as growth in the bakery, tortilla and preservation markets. Also offsetting the declines were increased volumes in the international food market and higher sales of Vitashure(R) products for nutritional enhancement. Net sales of $34,792 were realized for the three months ended June 30, 2009 for the Animal Nutrition & Health segment, as compared with $44,614 for the prior year comparable quarter, a decrease of $9,822 or 22.0%. Feed and industrial grade choline product sales and derivatives decreased 23.3%, or $8,887 over the prior year quarter, principally from a decline in volume sold into the well-publicized soft poultry industry. There were also lower export sales from our North American choline plants, largely due to the stronger U.S. dollar in 2009 versus 2008 and international political factors affecting poultry exports. This U.S. volume decline was partially offset by increased volumes of choline products sourced from our Italian operation into the European and international poultry markets. This geographic mix lowered consolidated feed grade prices in the quarter, as did lower pricing linked to the decline in raw material costs. Sales of industrial derivatives (both choline and methylamines) were impacted by softness in the industrial sector, principally caused by the general economic downturn. Sales of our specialty animal nutrition and health products, targeted for ruminant production animals and companion animals, decreased 14.5% or $935 over the prior year comparable quarter primarily due to the general economic downturn and worsening market conditions in the dairy industry. Partially offsetting this decrease were improved sales of chelated mineral products and new sales generated from AminoShureTM-L, the Company's rumen protected lysine product.

Operating Expenses
------------------

Operating expenses for the three months ended June 30, 2009 were $7,019, as compared to $5,711 for the three months ended June 30, 2008, an increase of $1,308 or 22.9%. This increase was due primarily to increased payroll expenses along with an increase to some accounts receivable reserves for international accounts. Operating expenses were 13.2% of sales or 4.1 percentage points more than the operating expenses as a percent of sales incurred in last year's comparable quarter. During the three months ended June 30, 2009 and 2008, the

Company spent $880 and $701 respectively, on research and development programs, substantially all of which pertained to the Company's Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations
-----------------------------------------

Earnings from operations for the three months ended June 30, 2009 increased to $10,285 compared to $7,240 for the three months ended June 30, 2008, an increase of $3,045 or 42.1%. This increase was primarily driven by cost reductions of certain petro-chemical raw materials over the prior year comparable quarter, increases in average selling prices and a favorable product mix. Earnings from operations as a percentage of sales ("operating margin") for the three months ended June 30, 2009 increased to 19.4% compared to 11.5% for the three months ended June 30, 2008, principally a result of product mix and the aforementioned cost reductions of certain petro-chemical raw materials. Earnings from operations for the Specialty Products segment were $3,749, an increase of $1,029 or 37.8%, primarily due to reductions in the cost of certain petro-chemical raw materials and increases in average selling prices. Earnings from operations for Food, Pharma & Nutrition were $1,283, a decrease of $387 or 23.2%, due largely to the aforementioned aggressive inventory management by customers and volume declines in the human-grade choline and calcium products for the supplement market. Earnings from operations for Animal Nutrition & Health increased by $2,403 to $5,253, an 84.3% increase from the prior comparable quarter, resulting principally from reductions in the cost of certain petro-chemical raw materials.

Other Expenses (Income)
-----------------------

Interest income for the three months ended June 30, 2009 totaled $20 as compared to $24 for the three months ended June 30, 2008. Interest expense was $41 for the three months ended June 30, 2009 compared to $247 for the three months ended June 30, 2008. This decrease is primarily attributable to the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the Term Loan (as defined below in the Financing Activities section of Liquidity and Capital Resources). Other income of $39 for the three months ended June 30, 2009 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense
------------------

The Company's effective tax rate for the three months ended June 30, 2009 and 2008 was 33.3% and 32.5% respectively. This increase in the effective tax rate is primarily attributable to a change in the income proportion towards jurisdictions with higher tax rates.

Net Earnings
------------

Primarily as a result of the above-noted cost reductions of certain petro-chemical raw materials, increases in average selling prices and the favorable product mix, net earnings were $6,869 for the three months ended June 30, 2009, as compared with $4,724 for the three months ended June 30, 2008, an increase of 45.4%.

Six months ended June 30, 2009 compared to six months ended June 30, 2008.

Net Sales
---------

Net sales for the six months ended June 30, 2009 were $105,962, as compared with $119,762 for the six months ended June 30, 2008, a decrease of $13,800 or 11.5%. Net sales for the Specialty Products segment were $17,887 for the six months ended June 30, 2009, as compared with $17,266 for the six months ended June 30, 2008, an increase of $621 or 3.6%. This increase in sales was derived principally from increases in the average selling prices of certain ethylene oxide products for medical device sterilization. Net sales for the Food, Pharma & Nutrition segment were $17,395 for the six months ended June 30, 2009 compared with $18,760 for the six months ended June 30, 2008, a decrease of $1,365 or 7.3%. This result was driven principally by aggressive inventory management by customers along with volume declines in the human-grade choline and calcium products for the supplement market, which has been negatively impacted by the worldwide economic downturn. These declines were partially offset by a favorable product mix sold in the domestic food market, including the launch of choline into new food applications as well as growth in the bakery, tortilla and preservation markets. Also offsetting the declines were increased volumes in the international food market and higher sales of Vitashure(R) products for nutritional enhancement. Net sales of $70,680 were realized for the six months ended June 30, 2009 for the Animal Nutrition & Health segment, as compared with $83,736 for the prior year comparable period, a decrease of $13,056 or 15.6%. Feed and industrial grade choline product sales and derivatives decreased 17.2%, or $12,351 over the prior year period, principally from a decline in volume sold into the well-publicized soft poultry industry. There were also lower export sales from our North American choline plants, largely due to the stronger U.S. dollar in 2009 versus 2008 and international political factors affecting poultry exports. This U.S. volume decline was partially offset by increased volumes of choline products sourced from our Italian operation into the European and international poultry markets. This geographic mix lowered consolidated feed grade prices in the period, as did lower pricing linked to the decline in raw material costs. Sales of industrial derivatives (both choline and methylamines) were impacted by softness in the industrial sector, principally caused by the general economic downturn. Sales of our specialty animal nutrition and health products, targeted for ruminant production animals and companion animals, decreased 5.8% or $705 over the prior year comparable period primarily due to the general economic downturn and worsening market conditions in the dairy industry. Partially offsetting this decrease were new sales generated from AminoShureTM-L, the Company's rumen protected lysine product.

Operating Expenses
------------------

Operating expenses for the six months ended June 30, 2009 were $14,007 as compared to $11,790 for the six months ended June 30, 2008, an increase of $2,217 or 18.8%. This increase was due primarily to increased payroll expenses along with an increase to some accounts receivable reserves for international accounts. Operating expenses were 13.2% of sales or 3.4 percentage points more than the operating expenses as a percent of sales incurred in last year's comparable quarter. During the six months ended June 30, 2009 and 2008, the Company spent $1,688 and $1,483 respectively, on research and development programs, substantially all of which pertained to the Company's Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations
-----------------------------------------

Earnings from operations for the six months ended June 30, 2009 increased to $19,595 compared to $14,644 for the six months ended June 30, 2008, an increase of $4,951 or 33.8%. This increase was primarily driven by cost reductions of certain petro-chemical raw materials over the prior year comparable period, increases in average selling prices and a favorable product mix. Earnings from operations as a percentage of sales ("operating margin") for the six months ended June 30, 2009 increased to 18.5% compared to 12.2% for the six months ended June 30, 2008, principally a result of product mix and the aforementioned cost reductions of certain petro-chemical raw materials. Earnings from operations for the Specialty Products segment were $7,136, an increase of $1,818 or 34.2%, primarily due to reductions in the cost of certain petro-chemical raw materials and increases in average selling prices. Earnings from operations for Food, Pharma & Nutrition were $2,242, a decrease of $956 or 29.9%, due largely to the aforementioned aggressive inventory management by customers and volume declines in the human-grade choline and calcium products for the supplement market. Earnings from operations for Animal Nutrition & Health increased by $4,089 to $10,217, a 66.7% increase from the prior year, resulting principally from reductions in the cost of certain petro-chemical raw materials.

Other Expenses (Income)
-----------------------

Interest income for the six months ended June 30, 2009 totaled $30 as compared to $49 for the six months ended June 30, 2008. Interest expense was $115 for the six months ended June 30, 2009 compared to $570 for the six months ended June 30, 2008. This decrease is primarily attributable to the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the Term Loan (as defined below in the Financing Activities section of Liquidity and Capital Resources). Other expense of $41 for the six months ended June 30, 2009 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense
------------------

The Company's effective tax rate for the six months ended June 30, 2009 and 2008 was 33.4% and 34.0% respectively. This decrease in the effective tax rate is primarily attributable to a change in allocation relating to state income taxes.

Net Earnings
------------

Primarily as a result of the above-noted cost reductions of certain petro-chemical raw materials, increases in average selling prices and the favorable product mix, net earnings were $12,967 for the six months ended June 30, 2009, as compared with $9,365 for the six months ended June 30, 2008, an increase of 38.5%.

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


During the six months ended June 30, 2009, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash
----

Cash and cash equivalents increased to $27,092 at June 30, 2009 from $3,422 at December 31, 2008 primarily resulting from the information detailed below. Working capital amounted to $43,114 at June 30, 2009 as compared to $29,566 at December 31, 2008, an increase of $13,548.

Operating Activities
--------------------

Cash flows from operating activities provided $26,886 for the six months ended June 30, 2009 compared to $8,539 for the six months ended June 30, 2008. The increase in cash flows from operating activities was primarily due to an increase in net earnings, lower accounts receivable, and a decrease in inventories and prepaid expenses.

Investing Activities
--------------------

Capital expenditures were $1,424 for the six months ended June 30, 2009 compared to $2,845 for the six months ended June 30, 2008.

Financing Activities
--------------------

The Company has an approved stock repurchase program. The total authorization under this program is 2,508,692 shares. Since the inception of the program, a total of 1,307,867 shares have been purchased, none of which remained in treasury at June 30, 2009 or 2008. During the six months ended June 30, 2009, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of (euro)7,500, translated to $10,536 as of June 30, 2009 (the "European Term Loan"), the proceeds of which were used to fund the 2007 Akzo Nobel Acquisition (described in Note 5 of the Company's Form 10-K as of December 31, 2008) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At June 30, 2009, this interest rate was 1.94%. At June 30, 2009, the European Term Loan had an outstanding balance of (euro)5,268, translated to $7,400. The European Loan Agreement also provides for a short-term revolving credit facility of (euro)3,000, translated to $4,214 as of June 30, 2009 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2009. The current European Revolving Facility is subject to an amended monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. The Company has drawn down (euro)500, or $702 as translated at June 30, 2009, of the European Revolving Facility as of June 30, 2009. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $29,000 (the "Term Loan"), the proceeds of which were used to fund the 2007 Chinook Acquisition (described in Note 5 of the Company's Form 10-K as of December 31,
2008). As of June 30, 2009, the Company has paid the Term Loan in full. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts are outstanding on the Revolving Facility as of the date hereof. The Revolving Facility has a maturity date of May 31, 2010. Management believes that such facility will be renewed in the normal course of business.

Proceeds from stock options exercised totaled $2,038 and $915 for the six months ended June 30, 2009 and 2008, respectively. Dividend payments were $2,008 and $1,975 for the six months ended June 30, 2009 and 2008, respectively.

Other Matters Impacting Liquidity
---------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company's balance sheet as of June 30, 2009 for this obligation is $852. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies
----------------------------

There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2008 Annual Report on Form 10-K, during the six months ended June 30, 2009.

Related Party Transactions
--------------------------

The Company was not engaged in related party transactions during the six months ended June 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. The money market funds in which the Company invests are participants in the United States Treasury Department's Temporary Guarantee Program for Money Market Funds. This program provides coverage for amounts held in money market funds as of the close of business on September 19, 2008. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of June 30, 2009, the Company's borrowings were under a bank term loan bearing interest at EURIBOR plus 1.00% and a revolving line of credit bearing interest at EURIBOR plus 1.45%. A 100 basis point increase or decrease in interest rates, applied to the Company's borrowings at June 30, 2009, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $81. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 18, 2009, the Company held its Annual Meeting of stockholders. The following actions were voted upon at the meeting:

1. The following individuals were elected Class 2 directors to serve until the annual meeting of stockholders in 2012 and until the election and qualification of their respective successors. A total of 16,989,944 shares were represented in person or by proxy at the Annual Meeting. The numbers of shares that were voted for, and that were withheld from, each of the director nominees are as follows:

      Director                        For                 Votes Withheld
      Kenneth P. Mitchell             14,870,200          2,119,744
      Edward L. McMillan              15,442,644          1,547,300

The terms of our other directors, Mr. Perry W. Premdas, Mr. Dino A. Rossi, Dr. John Y. Televantos and Dr. Elaine R. Wedral continued after the Annual Meeting.

2. The stockholders approved the appointment of McGladrey & Pullen, LLP as the Company's independent registered public accounting firm for the 2009 fiscal year by a vote of 16,971,320 in favor, 10,134 against, with 8,490 abstentions.

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


         Date: August 7, 2009

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