Form 10-Q
period 2009-09-30
BALCHEM CORP
filed 2009-11-06
CIK 9326

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)            Quarterly Report Pursuant to Section 13 or 15(d) of
   X                         the Securities Exchange Act of 1934

                For The Quarterly Period Ended September 30, 2009

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

Large accelerated filer |_|                      Accelerated filer |X|
Non-accelerated filer |_|                   Smaller reporting company|_|


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 1, 2009 the registrant had 18,653,765 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1.  Financial Statements

                               BALCHEM CORPORATION
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                     Assets                                       September 30,    December 31,
                                     ------                                           2009             2008
                                                                                  (unaudited)
                                                                                  ------------      ----------
Current assets:
 Cash and cash equivalents                                                            $ 38,778      $   3,422
 Accounts receivable, net                                                               26,351         30,250
 Inventories                                                                            14,679         16,618
 Prepaid expenses                                                                        1,104          2,581
 Prepaid income taxes                                                                      451             --
 Deferred income taxes                                                                     855            649
 Other current assets                                                                      442          1,731
                                                                                      --------      ---------
       Total current assets                                                             82,660         55,251

 Property, plant and equipment, net                                                     41,626         42,513

 Goodwill                                                                               26,658         26,658
 Intangible assets with finite lives, net                                               27,288         29,993
 Other assets                                                                               61             59
                                                                                      --------      ---------
            Total assets                                                              $178,293      $ 154,474
                                                                                      ========      =========


                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
 Trade accounts payable                                                               $  7,850      $  10,336
 Accrued expenses                                                                        7,625          3,948
 Accrued compensation and other benefits                                                 4,040          2,501
 Dividends payable                                                                          --          2,008
 Income tax payable                                                                      2,920          1,988
 Current portion of long-term debt                                                       7,295          2,860
 Revolver borrowings                                                                        --          2,044
                                                                                      --------      ---------
       Total current liabilities                                                        29,730         25,685

 Long-term debt                                                                             --          6,671
 Deferred income taxes                                                                   4,837          6,003
 Other long-term obligations                                                             1,752          1,609
                                                                                      --------      ---------
            Total liabilities                                                           36,319         39,968
                                                                                      --------      ---------

 Commitments and contingencies (note 12)

 Stockholders' equity:
 Common stock, $.0667 par value. Authorized 25,000,000 shares; 18,652,077 shares issued and outstanding at September 30, 2009 and 18,249,347 shares issued and outstanding at
   December 31, 2008                                                                       850            823
 Preferred stock, $25 par value. Authorized 2,000,000
   shares; none issued and outstanding                                                      --             --
 Additional paid-in capital                                                             26,150         18,809
 Retained earnings                                                                     114,701         94,882
 Accumulated other comprehensive income (loss)                                             273             (8)
                                                                                      --------      ---------
   Total stockholders' equity                                                          141,974        114,506

                                                                                      --------      ---------
            Total liabilities and stockholders' equity                                $178,293      $ 154,474
                                                                                      ========      =========

See accompanying notes to condensed consolidated financial statements.

                      BALCHEM CORPORATION
         Condensed Consolidated Statements of Earnings
         (Dollars in thousands, except per share data)
                          (unaudited)

                                                    Three Months Ended                Nine Months Ended
                                                      September 30,                      September 30,
                                                  2009             2008             2009              2008
                                                --------         --------         ---------         ---------

 Net sales                                      $ 54,292         $ 58,235         $ 160,254         $ 177,997

 Cost of sales                                    37,893           45,523           110,253           138,851
                                                --------         --------         ---------         ---------

 Gross margin                                     16,399           12,712            50,001            39,146

 Operating expenses:
    Selling expenses                               3,393            3,068            10,873             9,455
    Research and development expenses                740              681             2,428             2,164
    General and administrative expenses            1,963            1,737             6,802             5,657
                                                --------         --------         ---------         ---------
                                                   6,096            5,486            20,103            17,276

                                                --------         --------         ---------         ---------
Earnings from operations                          10,303            7,226            29,898            21,870

Other expenses (income):
   Interest income                                    (8)             (17)              (38)              (66)
   Interest expense                                   27              222               142               792
   Other, net                                       ( 39)              85                 2                16
                                                --------         --------         ---------         ---------

 Earnings before income tax expense               10,323            6,936            29,792            21,128

    Income tax expense                             3,471            2,143             9,973             6,970
                                                --------         --------         ---------         ---------

 Net earnings                                   $  6,852         $  4,793         $  19,819         $  14,158
                                                ========         ========         =========         =========

 Net earnings per common share - basic          $   0.37         $   0.27         $    1.09         $    0.79
                                                ========         ========         =========         =========

 Net earnings per common share - diluted        $   0.36         $   0.25         $    1.03         $    0.75
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

                                               BALCHEM CORPORATION
                                 Condensed Consolidated Statements of Cash Flows
                                              (Dollars in thousands)
                               (unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                 2009             2008
                                                                               --------         --------

Cash flows from operating activities:
   Net earnings                                                                $ 19,819         $ 14,158

   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                                                6,082            5,787
     Reserve for doubtful accounts                                                  464               --
     Shares issued under employee benefit plans                                     345              335
     Deferred income taxes                                                       (1,379)            (558)
     Foreign currency transaction loss                                               34                4
     Stock compensation expense                                                   2,252            1,795
     Changes in assets and liabilities:
        Accounts receivable                                                       3,658             (853)
        Inventories                                                               1,998           (1,984)
        Prepaid expenses and other current assets                                 2,795            1,519
        Income taxes                                                                383              (45)
        Accounts payable and accrued expenses                                     2,492           (3,070)
        Other                                                                       122              141
                                                                               --------         --------
            Net cash provided by operating activities                            39,065           17,229
                                                                               --------         --------

Cash flows from investing activities:
     Capital expenditures                                                        (2,141)          (4,128)
     Proceeds from sale of property, plant and equipment                              4               --
     Intangible assets acquired                                                     (85)            (144)
     Acquisition of assets                                                           --              (39)
                                                                               --------         --------
            Net cash used in investing activities                                (2,222)          (4,311)
                                                                               --------         --------

Cash flows from financing activities:
     Revolver borrowings                                                            701            3,135
     Revolver repayments                                                         (2,657)          (3,705)
     Principal payments on long-term debt                                        (2,448)         (10,073)
     Proceeds from stock options exercised                                        2,712            1,000
     Excess tax benefits from stock compensation                                  2,058              661
     Dividends paid                                                              (2,008)          (1,975)
                                                                               --------         --------
     Net cash used in financing activities                                       (1,642)         (10,957)
                                                                               --------         --------

     Effect of exchange rate changes on cash                                        155              (61)

                                                                               --------         --------
Increase in cash and cash equivalents                                            35,356            1,900

Cash and cash equivalents beginning of period                                     3,422            2,307
                                                                               --------         --------
Cash and cash equivalents end of period                                        $ 38,778         $  4,207
                                                                               ========         ========


See accompanying notes to condensed consolidated financial statements.

                     BALCHEM CORPORATION
  Condensed Consolidated Statements of Comprehensive Income
                    (Dollars in thousands)
                         (unaudited)

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                                2009          2008            2009           2008
                                              -------        -------         ------        --------
Net earnings                                   $6,852        $ 4,793         19,819        $ 14,158

Other comprehensive income, net of tax:

  Other                                           163           (172)           281            (154)
                                               ------        -------         ------        --------

Comprehensive income                           $7,015        $ 4,621         20,100        $ 14,004
                                               ======        =======         ======        ========

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP") governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results expected for the full year or any interim period.

The  Company  follows  accounting  standards  set  by the  Financial  Accounting
Standards Board, commonly referred to as the "FASB." The FASB sets U.S. generally accepted accounting principles that the Company follows to ensure the Company consistently reports its financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the "Codification" or "ASC". The FASB finalized the Codification effective for periods ending on or after September 15, 2009. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. For further discussion of the Codification see Note 13 and "FASB Codification Discussion" in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") elsewhere in this report.

NOTE 2 - STOCKHOLDERS' EQUITY
-----------------------------

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, "Compensation-Stock Compensation" (incorporating former Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment"). The Company's results for the three and nine months ended September 30, 2009 and 2008 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

---------------------------------------------------------------------------------
                                              Three Months           Three Months
                                                 Ended                  Ended
                                              September 30,          September 30,
                                                   2009                 2008
---------------------------------------------------------------------------------
Cost of sales                            $             88         $            66
Operating expenses                                    659                     485
Net earnings                                         (522)                   (372)
Basic earnings per common share                     (0.03)                  (0.02)
Diluted earnings per common share        $          (0.03)        $         (0.02)
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
                                              Nine Months            Nine Months
                                                  Ended               Ended
                                              September 30,          September 30,
                                                  2009                  2008
----------------------------------------------------------------------------------
Cost of sales                            $            266         $           198
Operating expenses                                  1,986                   1,597
Net earnings                                       (1,445)                 (1,194)
Basic earnings per common share                     (0.08)                  (0.07)
Diluted earnings per common share        $          (0.08)        $         (0.06)
----------------------------------------------------------------------------------

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company's stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2009, the plans had 3,666,450 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2009 and 2008 is summarized below:

-----------------------------------------------------------------------------------------------------------
                                                                                                 Weighted
                                                                                                  Average
                                                            Weighted          Aggregate          Remaining
For the Nine months ended                                   Average           Intrinsic         Contractual
September 30, 2009                    Shares (000s)      Exercise Price     Value ($000s)          Term
-----------------------------------------------------------------------------------------------------------
Outstanding as of
December 31, 2008                              2,396         $     13.82       $ 26,873
  Granted                                          1              24.86
  Exercised                                     (389)              6.98
  Forfeited                                      (10)             21.10
-----------------------------------------------------------------------------------------------------------
Outstanding as of
September 30, 2009                             1,998         $    15.11        $ 22,361                6.4
===========================================================================================================
Exercisable as of
September 30, 2009                             1,369         $    11.78        $ 19,873                5.5
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
                                                                                                 Weighted
                                                                                                  Average
                                                            Weighted          Aggregate          Remaining
For the Nine months ended                                   Average           Intrinsic         Contractual
September 30, 2008                    Shares (000s)      Exercise Price     Value ($000s)          Term
-----------------------------------------------------------------------------------------------------------
Outstanding as of
December 31, 2007                              1,944         $    10.66        $ 22,786
  Granted                                        308              20.42
  Exercised                                     (127)              7.91
-----------------------------------------------------------------------------------------------------------
Outstanding as of
September 30, 2008                             2,125  $           12.23        $ 30,684                 6.5
===========================================================================================================
Exercisable as of
September 30, 2008                             1,578  $            9.80        $  26,623                5.7
===========================================================================================================

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 50% and 41%; risk-free interest rates of 1.8% and 2.7%; and expected lives of 3.3 and 3.4, in each case for the nine months ended September 30, 2009 and 2008, respectively.

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

Other information pertaining to option activity during the three and nine months ended September 30, 2009 and 2008 was as follows:

--------------------------------------------------------------------------------------------------------
                                                           Three Months Ended        Nine Months Ended
                                                             September 30,              September 30,
                                                            2009        2008        2009           2008
--------------------------------------------------------------------------------------------------------
Weighted-average fair value of options granted            $     N/A   $  8.31      $   8.88    $   6.38
Total intrinsic value of stock options exercised ($000s)  $   2,010   $   294      $  6,845    $  1,952
--------------------------------------------------------------------------------------------------------

Non-vested restricted stock activity for the nine months ended September 30, 2009 and 2008 is summarized below:

-----------------------------------------------------------------------------------------------------
                                                                                          Weighted
                                                                                       Average Grant
Nine months ended September 30, 2009                           Shares (000s)          Date Fair Value
-----------------------------------------------------------------------------------------------------
Non-vested balance as of December 31, 2008                               232            $       20.08
-----------------------------------------------------------------------------------------------------
Non-vested balance as of September 30, 2009                              232            $       20.08
-----------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------
                                                                                          Weighted
                                                                                       Average Grant
Nine months ended September 30, 2008                          Shares (000s)           Date Fair Value
-----------------------------------------------------------------------------------------------------
Non-vested balance as of December 31, 2007                               118            $      16.49
Granted                                                                   73                   20.77
Vested                                                                   (18)                  17.04
-----------------------------------------------------------------------------------------------------
Non-vested balance as of September 30, 2008                              173            $      18.21
-----------------------------------------------------------------------------------------------------

As of September 30, 2009 and 2008, there was $5,188 and $4,182, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2009, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2009 will be approximately $3,000.

REPURCHASE OF COMMON STOCK

The Company has a stock repurchase program that was approved by the board of directors. The total authorization under this program is 2,508,692 shares. Since the inception of the program, a total of 1,307,867 shares have been purchased, none of which remained in treasury at September 30, 2009 or 2008. During the nine months ended September 30, 2009, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES
--------------------

Inventories at September 30, 2009 and December 31, 2008 consisted of the following:

-------------------------------------------------------------------
                                        September 30,  December 31,
                                             2009           2008
------------------------------------------------------------------
Raw materials                               $ 5,027        $ 5,931
Work in progress                                743            540
Finished goods                                8,909         10,147
------------------------------------------------------------------
         Total inventories                  $14,679        $16,618
------------------------------------------------------------------


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment at September 30, 2009 and December 31, 2008 are summarized as follows:

-------------------------------------------------------------------
                                        September 30,  December 31,
                                            2009           2008
-------------------------------------------------------------------
Land                                        $ 2,138        $ 2,088
Building                                     15,638         15,426
Equipment                                    53,062         50,719
Construction in progress                      2,559          2,654
-------------------------------------------------------------------
                                             73,397         70,887
Less: accumulated depreciation               31,771         28,374
-------------------------------------------------------------------
   Net property, plant and equipment        $41,626        $42,513
-------------------------------------------------------------------


NOTE 5 - INTANGIBLE ASSETS
--------------------------

The Company had goodwill in the amount of $26,658 as of September 30, 2009 and December 31, 2008 subject to the provisions of ASC 350, "Intangibles-Goodwill and Other" (incorporating former SFAS No. 141, "Business Combinations"; and SFAS No. 142, "Goodwill and Other Intangible Assets").

As of September 30, 2009 and December 31, 2008, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $37,465 and $37,431, respectively, less accumulated amortization of $10,177 and $7,438, respectively.

Identifiable intangible assets with finite lives at September 30, 2009 and December 31, 2008 are summarized as follows:

-------------------------------------------------------------------------------------------------------------
                                                     Gross                           Gross
                                  Amortization      Carrying      Accumulated       Carrying     Accumulated
                                     Period        Amount at    Amortization at    Amount at     Amortization
                                   (in years)       9/30/09         9/30/09         12/31/08     at 12/31/08
-------------------------------------------------------------------------------------------------------------
Customer lists                              10       $34,150          $  9,159     $  34,150     $     6,595
Regulatory re-registration
costs                                       10            85                 9            85               3
Patents & trade secrets                  15-17         1,683               480         1,673             406
Trademarks & trade names                    17           911               238           904             198
Other                                     5-10           636               291           619             236
-------------------------------------------------------------------------------------------------------------
                                                     $37,465          $ 10,177       $37,431     $     7,438
-------------------------------------------------------------------------------------------------------------

Amortization of identifiable intangible assets was approximately $2,739 and $2,729 for the nine months ended September 30, 2009 and 2008, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2009 is $911 and approximately $3,600 per annum for 2010 through 2014. At September 30, 2009, there were no identifiable intangible assets with indefinite useful lives as defined by ASC
350. Identifiable intangible assets are reflected in "Intangible assets with finite lives, net" in the Company's condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2009.

NOTE 6 - NET EARNINGS PER SHARE
-------------------------------

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

----------------------------------------------------------------------------------------------------------
                                                              Net             Number of
                                                            Earnings             Shares          Per Share
  Three months ended September 30, 2009                   (Numerator)        (Denominator)        Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                            $ 6,852           18,385,081           $.37

Effect of dilutive securities - stock options
and restricted stock                                                             917,835
                                                                                 -------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options
and restricted stock                                         $ 6,852           19,302,916           $.36
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                                              Net             Number of
                                                            Earnings            Shares           Per Share
  Three months ended September 30, 2008                   (Numerator)        (Denominator)        Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                            $ 4,793           18,007,236            $.27

Effect of dilutive securities - stock options
and restricted stock                                                            1,123,319
                                                                                ---------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock                 $ 4,793           19,130,555            $.25
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                                              Net             Number of
                                                            Earnings            Shares           Per Share
  Nine months ended September 30, 2009                    (Numerator)        (Denominator)        Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                           $ 19,819           18,226,296           $1.09

Effect of dilutive securities - stock options
and restricted stock                                                              945,874
                                                                                  -------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock                $ 19,819           19,172,170           $1.03
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                                              Net             Number of
                                                           Earnings             Shares           Per Share
   Nine months ended September 30, 2008                   (Numerator)        (Denominator)        Amount
----------------------------------------------------------------------------------------------------------
Basic EPS - Net earnings and weighted
average common shares outstanding                           $ 14,158           17,950,082            $.79

Effect of dilutive securities - stock options
and restricted stock                                                           1,037,283
                                                                               ---------

Diluted EPS - Net earnings and weighted
average common shares outstanding and
effect of stock options and restricted stock                $ 14,158           18,987,365            $.75
----------------------------------------------------------------------------------------------------------

The Company had stock options covering 274,800 and -0- shares at September 30, 2009 and 2008, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 7 - INCOME TAXES
---------------------

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10 (incorporating former FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"). ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. Upon adoption of ASC 740-10, the Company recognized approximately a $291 decrease in its retained earnings balance. The charge before federal tax benefits was $411. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2009 was approximately $150 and is included in other long-term obligations. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company's effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2009, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2006.
There was not a significant change in the liabilities for unrecognized tax benefits during the nine months ended September 30, 2009.

NOTE 8 - SEGMENT INFORMATION
----------------------------

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments:
Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

----------------------------------------------------------------------------------------
                                  Three Months Ended                Nine Months Ended
                                     September 30,                    September 30,
                                  2009            2008           2009            2008
----------------------------------------------------------------------------------------
Specialty Products               $ 9,119        $ 9,298        $ 27,006        $ 26,564
Food, Pharma & Nutrition           8,639          9,362          26,034          28,122
Animal Nutrition & Health         36,534         39,575         107,214         123,311
----------------------------------------------------------------------------------------
Total                            $54,292        $58,235        $160,254        $177,997
----------------------------------------------------------------------------------------

Business Segment Earnings Before Income Taxes:

-----------------------------------------------------------------------------------------
                                   Three Months Ended               Nine Months Ended
                                      September 30,                    September 30,
                                  2009            2008            2009              2008
-----------------------------------------------------------------------------------------
Specialty Products               $ 3,686        $ 3,391         $ 10,822         $  8,709
Food, Pharma & Nutrition           1,342          1,565            3,584            4,763
Animal Nutrition & Health          5,275          2,270           15,492            8,398
Interest and other income
(expense)                             20           (290)            (106)            (742)
-----------------------------------------------------------------------------------------
Total                            $10,323        $ 6,936         $ 29,792         $ 21,128
-----------------------------------------------------------------------------------------


The following table summarizes domestic (U.S.) and foreign sales for the three and nine months ended September 30, 2009 and September 30, 2008:

-----------------------------------------------------------------------
                  Three Months Ended              Nine Months Ended
                     September 30,                   September 30,
                 2009            2008            2009           2008
-----------------------------------------------------------------------
Domestic        $35,711        $37,005        $107,711        $107,803
Foreign          18,581         21,230          52,543          70,194
-----------------------------------------------------------------------
Total           $54,292        $58,235        $160,254        $177,997
-----------------------------------------------------------------------


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Cash paid during the nine months ended September 30, 2009 and 2008 for income taxes and interest is as follows:

---------------------------------------------------
                             Nine months ended
                               September 30,
                          2009                2008
---------------------------------------------------
Income taxes           $    8,969        $    7,084
Interest               $      189        $      757
---------------------------------------------------

NOTE 10 - LONG-TERM DEBT AND CREDIT AGREEMENTS
----------------------------------------------

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of (euro)7,500, translated to $10,943 as of September 30, 2009 (the "European Term Loan"), the proceeds of which were used to fund the 2007 Akzo Nobel Acquisition (described in Note 5 of the Company's Form 10-K as of December 31,
2008) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At September 30, 2009, this interest rate was 1.49%. At September 30, 2009, the European Term Loan had an outstanding balance of
(euro)5,000, translated to $7,295. The European Loan Agreement also provides for a short-term revolving credit facility of (euro)3,000, translated to $4,377 as of September 30, 2009 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2009. The current European Revolving Facility is subject to an amended monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $29,000 (the "Term Loan"), the proceeds of which were used to fund the 2007 Chinook Acquisition (described in Note 5 of the Company's Form 10-K as of December 31,
2008). As of September 30, 2009, the Company has paid the Term Loan in full. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts are outstanding on the Revolving Facility as of the date hereof. The Revolving Facility has a maturity date of May 31, 2010. Management believes that such facility will be renewed in the normal course of business.

NOTE 11 - EMPLOYEE BENEFIT PLAN
-------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the nine months ended September 30, 2009 and September 30, 2008 was as follows:

---------------------------------------------------------------
                                             2009         2008
---------------------------------------------------------------
Service cost                                 $ 24         $ 21
Interest cost                                  32           30
Expected return on plan assets                 --           --
Amortization of transition obligation          --           --
Amortization of prior service cost            (14)         (14)
Amortization of gain                           (2)          (4)
---------------------------------------------------------------
Net periodic benefit cost                    $ 40         $ 33
---------------------------------------------------------------

The amount recorded on the Company's balance sheet as of September 30, 2009 for this obligation is $871. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

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

In February 2002, the Company entered into a ten (10) year lease, which is cancelable in 2009, for approximately 20,000 square feet of office space. The office space is now serving as the Company's general offices and as a laboratory facility. The Company leases most of its vehicles, railcars and office equipment under non-cancelable operating leases, which primarily expire at various times through 2015. Rent expense charged to operations under such lease agreements for the nine months ended September 30, 2009 and 2008 aggregated approximately $909 and $867, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at September 30, 2009 are as follows:

-------------------------------------------------------------
                      Year
-------------------------------------------------------------
October 1, 2009 to December 31, 2009                   $ 280
2010                                                     990
2011                                                     705
2012                                                     361
2013                                                     183
2014                                                     120
Thereafter                                               216
-------------------------------------------------------------
Total minimum lease payments                         $ 2,855
-------------------------------------------------------------

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

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-5, "Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 amends ASC 820, "Fair Value Measurements and Disclosures." Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. ASU 2009-05 is effective for the Company on October 1, 2009. The Company does not expect the adoption of this guidance to be significant to its consolidated financial statements.

In June 2009, the FASB issued ASU 2009-01, "Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (incorporating former SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162"), which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASU 2009-01 and the Codification were effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. Following ASU 2009-01, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, FASB will issue Accounting Standards Updates, which will serve only to:
(a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Pursuant to the provisions of ASU 2009-01, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of ASU 2009-01 was not significant to the Company's consolidated financial statements.

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

In May 2009, FASB issued ASC 855, "Subsequent Events" (incorporating former SFAS No. 165, "Subsequent Events"). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The adoption of this guidance was not significant to the Company's consolidated financial statements. The Company has evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q on November 6, 2009.

In April 2009, FASB issued amended guidance (incorporating former FASB Staff Position ("FSP") FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies") incorporated into ASC 805, "Business Combinations" (incorporating former FASB Statement No. 141 (Revised December 2007), "Business Combinations"). This amended guidance requires assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450, "Contingencies" (incorporating former SFAS No. 5, "Accounting for Contingencies"; and FASB Interpretation ("FIN") No. 14, "Reasonable Estimation of the Amount of a Loss."). Further, FASB decided to carry forward without significant revision the subsequent accounting guidance for assets and liabilities arising from contingencies as per SFAS No. 141, "Business Combinations." The amended guidance also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, FASB decided to require that entities include only the disclosures required by ASC 450 and that those disclosures be included in the business combination footnote. This amended guidance also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with ASC 805. This amended guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Company will apply this amended guidance prospectively to all business combinations subsequent to the effective date.

In April 2009, FASB issued ASC 820, "Fair Value Measurements and Disclosures" (incorporating former FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), and ASC 825, "Financial
Instruments" (incorporating former FSP FASB 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"). The guidance relates to fair value measurements and related disclosures. The FASB also issued ASC 320, "Investments-Debt and Equity Securities" (incorporating former FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments") relating to the accounting for impaired debt securities. This guidance is effective for interim and annual periods ending after June 15, 2009. This guidance is not significant to the Company's consolidated financial statements.

In April 2008, FASB issued ASC 350, "Intangibles-Goodwill and Other" (incorporating former FSP 142-3, "Determining the Useful Life of Intangible Assets"). ASC 350 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance was not significant to the Company's consolidated financial statements.

In March 2008, FASB issued ASC 815, "Derivatives and Hedging" (incorporating former SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133"). ASC 815 requires enhanced disclosures regarding derivatives and hedging activities, including:
(a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for; and (c) the effect of derivative instruments and related hedged items on an entity's financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance was not significant to the Company's consolidated financial statements.

In December 2007, FASB issued ASC 805, "Business Combinations" (incorporating former SFAS No. 141 (revised 2007), "Business Combinations"). The purpose of issuing this new guidance was to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction. The changes to be effected with this new guidance from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. ASC 805 is effective for any business combinations that occur on or after January 1, 2009. The Company will apply ASC 805 prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued ASC 810, "Consolidation" (incorporating former SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51"). The guidance was issued partly to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority)
interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, ASC 810 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. ASC 810 was effective January 1, 2009. The adoption of this guidance was not significant to the Company's consolidated financial statements.

In September 2006, FASB issued ASC 820, "Fair Value Measurements and Disclosures" (incorporating former SFAS No. 157, "Fair Value Measurements"). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

The Company adopted the provisions of this standard for its financial assets and liabilities as of January 1, 2008 and it did not have a material impact on its financial condition or results of operations. As permitted by additional guidance (issued formerly as FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157"), the Company elected to defer the adoption of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Effective January 1, 2009, the Company adopted the provision for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in impairment testing and those initially measured at fair value in a business combination. The provisions of ASC 820 related to these items did not have a significant impact on the Company's consolidated financial statements. Additional guidance (issued formerly as FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active") clarifies the application of ASC 820 in a market that is not active and provides an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. This additional guidance was effective on October 10, 2008, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in ASC 250, "Accounting Changes and Error Corrections" (incorporating former SFAS No. 154, "Accounting Changes and Error Corrections"). The Company adopted the additional guidance on October 10, 2008 and it did not have a material effect on its consolidated financial statements.

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

FASB Codification
-----------------

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the "FASB." The FASB sets U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP") that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, sometimes referred to as the "Codification" or "ASC". The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than Statements, etc. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the Codification.

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

Specialty Products
-------------------

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

Animal Nutrition & Health
-------------------------

Our Animal Nutrition & Health ("AN&H") segment provides the animal nutrition market with nutritional products derived from our encapsulation and chelation technologies in addition to basic choline chloride. Commercial sales of REASHURE(R) Choline, an encapsulated choline product, NITROSHURE(TM), an encapsulated urea supplement, and NIASHURE(TM), our microencapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals. In October 2008, we introduced the first proven rumen-protected lysine for use in dairy rations, AMINOSHURE(TM)-L, which gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. AN&H also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health
condition  in  swine.   Certain   derivatives  of  choline   chloride  are  also
manufactured and sold into industrial applications. The AN&H segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

We sell products for all three segments through our own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and nine months ended September 30, 2009 and September 30, 2008:

Business Segment Net Sales:

--------------------------------------------------------------------------------------------------------
                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                   September 30,
                                                    2009           2008           2009             2008
--------------------------------------------------------------------------------------------------------
Specialty Products                                $ 9,119        $ 9,298        $ 27,006        $ 26,564
Food, Pharma & Nutrition                            8,639          9,362          26,034          28,122
Animal Nutrition & Health                          36,534         39,575         107,214         123,311
--------------------------------------------------------------------------------------------------------
Total                                             $54,292        $58,235        $160,254        $177,997
--------------------------------------------------------------------------------------------------------

Business Segment Earnings From Operations:

------------------------------------------------------------------------------------
                                   Three Months Ended           Nine Months Ended
                                       September 30,               September 30,
                                   2009          2008          2009           2008
-------------------------------------------------------------------------------------
Specialty Products               $ 3,686        $3,391        $10,822        $ 8,709
Food, Pharma & Nutrition           1,342         1,565          3,584          4,763
Animal Nutrition & Health          5,275         2,270         15,492          8,398
-------------------------------------------------------------------------------------
Total                            $10,303        $7,226         29,898         21,870
-------------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
                              ---------------------

Three months ended September 30, 2009 compared to three months ended September 30, 2008.

Net Sales
---------

Net sales for the three months ended September 30, 2009 were $54,292, as compared with $58,235 for the three months ended September 30, 2008, a decrease of $3,943 or 6.8%. Net sales for the Specialty Products segment were $9,119 for the three months ended September 30, 2009, as compared with $9,298 for the three months ended September 30, 2008, a decrease of $179 or 1.9%. This decrease in sales was principally a result of a decline in sales of propylene oxide in the quarter, a result of slowness and order timing of industrial end use markets. Net sales for the Food, Pharma & Nutrition segment were $8,639 for the three months ended September 30, 2009 compared with $9,362 for the three months ended September 30, 2008, a decrease of $723 or 7.7%. This result was driven principally by aggressive inventory management by customers along with lower sales into the international food market, and volume declines in the human-grade choline and calcium products for the supplement market, which has been negatively impacted by the worldwide economic downturn. These declines were partially offset by a favorable product mix sold in the domestic food market, including the growth of choline into new food applications as well as growth in the tortilla and preservation markets. Also offsetting the declines were higher sales of Vitashure(R) products for nutritional enhancement. Net sales of $36,534 were realized for the three months ended September 30, 2009 for the Animal Nutrition & Health segment, as compared with $39,575 for the prior year comparable quarter, a decrease of $3,041 or 7.7%. Feed and industrial grade choline product sales and derivatives decreased 9.3% or $3,091 over the prior year quarter, as we realized lower export sales from our North American choline plants, largely due to the stronger U.S. dollar in 2009 versus 2008. This currency change also negatively impacted our translated sales of Euro denominated choline sold from our Italian operation. Sales were also lower due to reduced pricing linked to the decline in raw material costs. Sales of industrial derivatives (both choline and methylamines) were impacted by softness in the industrial sector, principally caused by the general economic downturn.

Operating Expenses
------------------

Operating expenses for the three months ended September 30, 2009 were $6,096, as compared to $5,486 for the three months ended September 30, 2008, an increase of $610 or 11.1%. This increase was due primarily to increased payroll expenses. Operating expenses were 11.2% of sales or 1.8 percentage points more than the operating expenses as a percent of sales incurred in last year's comparable quarter. During the three months ended September 30, 2009 and 2008, the Company spent $740 and $681 respectively, on research and development programs, substantially all of which pertained to the Company's Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations
-----------------------------------------

Earnings from operations for the three months ended September 30, 2009 increased to $10,303 compared to $7,226 for the three months ended September 30, 2008, an increase of $3,077 or 42.6%. This increase was primarily driven by cost reductions of certain petro-chemical raw materials over the prior year comparable quarter, a favorable product mix, and plant and logistics efficiencies. Earnings from operations as a percentage of sales ("operating margin") for the three months ended September 30, 2009 increased to 19.0% compared to 12.4% for the three months ended September 30, 2008, principally a result of the aforementioned product mix, cost reductions of certain petro-chemical raw materials, and plant and logistics efficiencies. Earnings from operations for the Specialty Products segment were $3,686, an increase of $295 or 8.7%, primarily due to reductions in the cost of certain petro-chemical raw materials and increases in average selling prices. Earnings from operations for Food, Pharma & Nutrition were $1,342, a decrease of $223 or 14.2%, due largely to the aforementioned aggressive inventory management by customers, lower sales into the international food market, and volume declines in the human-grade choline and calcium products for the supplement market. Earnings from operations for Animal Nutrition & Health increased by $3,005 to $5,275, a 132.4% increase from the prior comparable quarter, resulting principally from reductions in the cost of certain petro-chemical raw materials and improved production/supply chain efficiencies in both the U.S. and Europe.

Other Expenses (Income)
-----------------------

Interest income for the three months ended September 30, 2009 totaled $8 as compared to $17 for the three months ended September 30, 2008. Interest expense was $27 for the three months ended September 30, 2009 compared to $222 for the three months ended September 30, 2008. This decrease is primarily attributable to the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the Term Loan (as defined below in the Financing Activities section of Liquidity and Capital Resources). Other income of $39 for the three months ended September 30, 2009 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense
------------------

The Company's effective tax rate for the three months ended September 30, 2009 and 2008 was 33.6% and 30.9% respectively. This increase in the effective tax rate is primarily attributable to a change in the income proportion towards jurisdictions with higher tax rates.

Net Earnings
------------

Primarily as a result of the above-noted cost reductions of certain petro-chemical raw materials, favorable product mix, and plant and logistics efficiencies, net earnings were $6,852 for the three months ended September 30, 2009, as compared with $4,793 for the three months ended September 30, 2008, an increase of 43.0%.

Nine months ended September 30, 2009 compared to Nine months ended September 30, 2008.

Net Sales
---------

Net sales for the nine months ended September 30, 2009 were $160,254, as compared with $177,997 for the nine months ended September 30, 2008, a decrease of $17,743 or 10.0%. Net sales for the Specialty Products segment were $27,006 for the nine months ended September 30, 2009, as compared with $26,564 for the nine months ended September 30, 2008, an increase of $442 or 1.7%. This increase in sales was derived principally from increases in the average selling prices of certain ethylene oxide products for medical device sterilization. Net sales for the Food, Pharma & Nutrition segment were $26,034 for the nine months ended September 30, 2009 compared with $28,122 for the nine months ended September 30, 2008, a decrease of $2,088 or 7.4%. This result was driven principally by aggressive inventory management by customers along with volume declines in the human-grade choline and calcium products for the supplement market, which has been negatively impacted by the worldwide economic downturn. These declines were partially offset by a favorable product mix sold in the domestic food market, including the growth of choline into new food applications as well as growth in the bakery, tortilla and preservation markets. Also offsetting the declines was increased sales of Vitashure(R) products for nutritional enhancement. Net sales of $107,214 were realized for the nine months ended September 30, 2009 for the Animal Nutrition & Health segment, as compared with $123,311 for the prior year comparable period, a decrease of $16,097 or 13.1%. Feed and industrial grade choline product sales and derivatives decreased 14.7% or $15,442 over the prior year period, principally from well-publicized softness in the U.S. poultry and swine markets. There were also lower export sales from our North American choline plants, largely due to the stronger U.S. dollar in 2009 versus 2008 and international political factors affecting poultry exports. This U.S. volume decline was partially offset by increased volumes of choline products sourced from our Italian operation into the European and international poultry markets. This geographic mix lowered consolidated feed grade prices in the period, as did lower pricing linked to the decline in raw material costs. Sales of industrial derivatives (both choline and methylamines) were impacted by softness in the industrial sector, principally caused by the general economic downturn. Sales of our specialty animal nutrition and health products, targeted for ruminant production animals and companion animals, decreased 3.6% or $655 from the prior year comparable period primarily due to weak dairy economics which resulted in lower demand for our products. Partially offsetting this decrease were new sales generated from AminoShure(TM)-L, the Company's rumen protected lysine product.

Operating Expenses
------------------

Operating expenses for the nine months ended September 30, 2009 were $20,103 as compared to $17,276 for the nine months ended September 30, 2008, an increase of $2,827 or 16.4%. This increase was due primarily to increased payroll expenses along with an increase to some accounts receivable reserves for international accounts. Operating expenses were 12.5% of sales or 2.8 percentage points more than the operating expenses as a percent of sales incurred in last year's comparable period. During the nine months ended September 30, 2009 and 2008, the Company spent $2,428 and $2,164 respectively, on research and development programs, substantially all of which pertained to the Company's Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations
-----------------------------------------

Earnings from operations for the nine months ended September 30, 2009 increased to $29,898 compared to $21,870 for the nine months ended September 30, 2008, an increase of $8,028 or 36.7%. This increase was primarily driven by cost reductions of certain petro-chemical raw materials over the prior year comparable period, a favorable product mix, and plant and logistics efficiencies. Earnings from operations as a percentage of sales ("operating margin") for the nine months ended September 30, 2009 increased to 18.7% compared to 12.3% for the nine months ended September 30, 2008, principally a result of the aforementioned cost reductions of certain petro-chemical raw materials over the prior year comparable period, a favorable product mix, and plant and logistics efficiencies. Earnings from operations for the Specialty Products segment were $10,822, an increase of $2,113 or 24.3%, primarily due to reductions in the cost of certain petro-chemical raw materials and increases in average selling prices. Earnings from operations for Food, Pharma & Nutrition were $3,584, a decrease of $1,179 or 24.8%, due largely to the aforementioned aggressive inventory management by customers and volume declines in the human-grade choline and calcium products for the supplement market. Earnings from operations for Animal Nutrition & Health increased by $7,094 to $15,492, an 84.5% increase from the prior year, resulting principally from reductions in the cost of certain petro-chemical raw materials and improved production/supply chain efficiencies in both the U.S. and Europe.

Other Expenses (Income)
-----------------------

Interest income for the nine months ended September 30, 2009 totaled $38 as compared to $66 for the nine months ended September 30, 2008. Interest expense was $142 for the nine months ended September 30, 2009 compared to $792 for the nine months ended September 30, 2008. This decrease is primarily attributable to the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the Term Loan (as defined below in the Financing Activities section of Liquidity and Capital Resources). Other expense of $2 for the nine months ended September 30, 2009 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense
------------------

The Company's effective tax rate for the nine months ended September 30, 2009 and 2008 was 33.5% and 33.0% respectively. This increase in the effective tax rate is primarily attributable to a change in the income proportion towards jurisdictions with higher tax rates.

Net Earnings
------------

Primarily as a result of the above-noted cost reductions of certain petro-chemical raw materials, the favorable product mix, and plant and logistics efficiencies, net earnings were $19,819 for the nine months ended September 30, 2009, as compared with $14,158 for the nine months ended September 30, 2008, an increase of 40.0%.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         --------------------------------

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

During the nine months ended September 30, 2009, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash
----

Cash and cash equivalents increased to $38,778 at September 30, 2009 from $3,422 at December 31, 2008 primarily resulting from the information detailed below. Working capital amounted to $52,930 at September 30, 2009 as compared to $29,566 at December 31, 2008, an increase of $23,364.

Operating Activities
--------------------

Cash flows from operating activities provided $39,065 for the nine months ended September 30, 2009 compared to $17,229 for the nine months ended September 30, 2008. The increase in cash flows from operating activities was primarily due to an increase in net earnings, lower accounts receivable, a decrease in inventories and prepaid expenses, and increased accounts payable and accrued expenses.

Investing Activities
--------------------

Capital expenditures were $2,141 for the nine months ended September 30, 2009 compared to $4,128 for the nine months ended September 30, 2008.

Financing Activities
--------------------

The Company has an approved stock repurchase program. The total authorization under this program is 2,508,692 shares. Since the inception of the program, a total of 1,307,867 shares have been purchased, none of which remained in treasury at September 30, 2009 or 2008. During the nine months ended September 30, 2009, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the "European Loan Agreement") providing for an unsecured term loan of (euro)7,500, translated to $10,943 as of September 30, 2009 (the "European Term Loan"), the proceeds of which were used to fund the 2007 Akzo Nobel Acquisition (described in Note 5 of the Company's Form 10-K as of December 31,
2008) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At September 30, 2009, this interest rate was 1.49%. At September 30, 2009, the European Term Loan had an outstanding balance of
(euro)5,000, translated to $7,295. The European Loan Agreement also provides for a short-term revolving credit facility of (euro)3,000, translated to $4,377 as of September 30, 2009 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2009. The current European Revolving Facility is subject to an amended monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the "Loan Agreement") providing for an unsecured term loan of $29,000 (the "Term Loan"), the proceeds of which were used to fund the 2007 Chinook Acquisition (described in Note 5 of the Company's Form 10-K as of December 31,
2008). As of September 30, 2009, the Company has paid the Term Loan in full. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts are outstanding on the Revolving Facility as of the date hereof. The Revolving Facility has a maturity date of May 31, 2010. Management believes that such facility will be renewed in the normal course of business.

Proceeds from stock options exercised totaled $2,712 and $1,000 for the nine months ended September 30, 2009 and 2008, respectively. Dividend payments were $2,008 and $1,975 for the nine months ended September 30, 2009 and 2008, respectively.

Other Matters Impacting Liquidity
---------------------------------

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company's balance sheet as of September 30, 2009 for this obligation is $871. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies
----------------------------

There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2008 Annual Report on Form 10-K, during the nine months ended September 30, 2009.

Related Party Transactions
--------------------------

The Company was not engaged in related party transactions during the nine months ended September 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. The money market funds in which the Company invests are participants in the United States Treasury Department's Temporary Guarantee Program for Money Market Funds. This program provides coverage for amounts held in money market funds as of the close of business on September 19, 2008. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of September 30, 2009, the Company's borrowings were under a bank term loan bearing interest at EURIBOR plus 1.00% and a revolving line of credit bearing interest at EURIBOR plus 1.45%. A 100 basis point increase or decrease in interest rates, applied to the Company's borrowings at September 30, 2009, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $73. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

                                          BALCHEM CORPORATION
                                          -------------------


                                          By: /s/ Dino A. Rossi
                                          ---------------------
                                          Dino A. Rossi, Chairman, President and
                                          Chief Executive Officer


         Date: November 6, 2009

                                  Exhibit Index

Exhibit No.             Description
-----------             ------------

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