Form 10-K
period 2009-12-31
BALCHEM CORP
filed 2010-03-12
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to _____ .

Commission file number: 1-13648

Balchem Corporation
(Exact name of Registrant as specified in its charter)

Maryland	13-2578432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

52 Sunrise Park Road, New Hampton, NY 10958
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
Yes ☐ No ☑

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the common stock on the NASDAQ Global Market on June 30, 2009 was approximately $443,346,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's common stock was 28,174,224 as of March 3, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s proxy statement for its 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2009 are incorporated by reference in Part III of this Report.

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

The Company operates four domestic subsidiaries, all of which are wholly-owned: BCP Ingredients, Inc. (“BCP”), Balchem Minerals Corporation (“BMC”), BCP Saint Gabriel, Inc. (“BCP St. Gabriel”), each a Delaware corporation, and Chelated Minerals Corporation (“CMC”), a Utah corporation.  We also operate three wholly-owned subsidiaries in Europe:  Balchem BV and Balchem Trading BV, both

Dutch limited liability companies, and Balchem Italia Srl, an Italian limited liability company.  Unless otherwise stated to the contrary, or unless the context otherwise requires, references to the Company in this report includes Balchem Corporation and its subsidiaries.

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

Animal Nutrition & Health

Our Animal Nutrition & Health (“AN&H”) segment provides the animal nutrition market with nutritional products derived from our encapsulation and chelation technologies in addition to basic choline chloride.  Commercial sales of REASHURE® Choline, an encapsulated choline product, NITROSHURETM, an encapsulated urea supplement, and NIASHURETM, our microencapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals.  In 2008, we introduced the first proven rumen-protected lysine for use in dairy rations, AMINOSHURETM-L, which gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. AN&H also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications. The AN&H segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

Raw Materials

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

Intellectual Property

The Company currently holds 17 patents in the United States and overseas and uses certain trade-names and trademarks.  It also uses know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of its products.  Formulae and know-how are of particular importance in the manufacture of a number of the Company’s products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is currently so material to the Company that the expiration or termination of any single patent or group of patents would materially affect its business. Our U.S. patents will expire between 2011 and 2024. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, its technical sales efforts and market conditions, rather than on any patent protection.

Seasonality

In general, the businesses of our segments are not seasonal to any material extent.

Backlog

At December 31, 2009, the Company had a total backlog of $6,525,000 (including $4,100,000 for the AN&H segment; $1,622,000 for the FP&N segment and $803,000 for Specialty Products segment), as compared to a total backlog of $6,384,000 at December 31, 2008 (including $4,434,000 for the AN&H segment; $1,280,000 for the FP&N segment and $670,000 for Specialty Products segment). It has generally been the Company’s policy and practice to maintain an inventory of finished products and/or component materials for its segments to enable it to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2010 fiscal year.

Competition

The Company’s competitors include many large and small companies, some of which have greater financial, research and development, production and other resources than the Company. Competition in the encapsulation markets served by the Company is based primarily on product performance, customer support, quality, service and price.  The development of new and improved products is important to the Company’s success. This competitive environment requires substantial investments in product and manufacturing process research and development. In addition, the winning and retention of customer acceptance of the Company’s food and nutrition products involve substantial expenditures for application testing and sales efforts. The Company also engages various universities to assist in research and provide independent third-party analysis. Our competition in this market includes a variety of ingredient and nutritional supplement companies many of which are privately-held.  Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors.

In the specialty products business, the Company faces competition from alternative sterilizing technologies and products. Competition in this marketplace is based primarily on product performance, customer support, quality, service and price. Our competition in this market includes sterilization companies a number of which are privately-held.  Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors.

Competition in the animal feed markets served by the Company is based primarily on service and price.  The markets for our products are subject to competitive risks because these markets are highly price competitive. Our global competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices. This would reduce sales and possibly profits. Our competition in this market includes a variety of animal nutrition and health ingredient and nutritional companies many of which are privately-held.  Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors.

Research & Development

During the years ended December 31, 2009, 2008 and 2007, the Company incurred research and development expense of approximately $3.3 million, $2.9 million and $2.5 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the FP&N and AN&H  segments.  During the year ended December 31, 2009, an average of 17 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

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

Acquisitions, Dispositions, and Capital Projects

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

Capital expenditures were approximately $3.4 million for 2009, as compared to $5.1 million in 2008.  Capital expenditures are projected to range from $7.5 million to $8.5 million for 2010.

Environmental / Regulatory Matters

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

We are in the process of reregistering this product’s use in compliance with FIFRA re-registration requirements for pesticide products.  With respect to the treatment of spices, the EPA prohibited the use of ethylene oxide to treat basil, effective August 1, 2007, but allows the continuing use of ethylene oxide to treat all other spices, provided a mandated treatment method is used beginning August 1, 2008. During 2009, the EPA mandated that a toxicity study be performed on ethylene chlorohydrins, which is a “residue of concern”, according to the EPA. This study is being financed by an industry trade association of which we are a member. The study is not expected to be completed until late 2011 or 2012. At this time, we do not anticipate there will be a further impact on the use of ethylene oxide to treat spices.

Another area of the EPA’s re-registration effort resulted in the April 16, 2008 issuance of the RED (Re-registration Eligibility Decision) for ethylene oxide which permits the continued use of ethylene oxide “to sterilize medical or laboratory equipment, pharmaceuticals, and aseptic packaging, or to reduce microbial load on musical instruments, cosmetics, whole and ground spices and other seasoning materials and artifacts, archival material or library objects.”  Given that “the database to support re-registration is substantially complete,” our re-registration effort is similarly substantially completed, which will continue to authorize our ethylene oxide product sales for medical device sterilization.  While the EPA may request additional testing, we believe that the use of ethylene oxide will continue to be permitted. The product, when used as a sterilant for certain medical devices, has no known equally effective substitute. Management believes absence of availability of this product could not be easily tolerated by various medical device manufacturers and the health care industry due to the resultant infection potential.

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

Employees

As of March 1, 2010, the Company employed approximately 337 persons.  Approximately 75 employees at our Marano, Ticino, Italy facility are covered by a national collective bargaining agreement, which expires in 2010. Approximately 51 employees at the Company’s Verona, Missouri facility are covered by a collective bargaining agreement, which expires in 2012.

Available Information

The Company’s headquarters is located at 52 Sunrise Park Road, New Hampton, NY 10958.  The Company’s telephone number is (845) 326-5600 and its Internet website address is www.balchem.com. The Company makes available through its website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission.  Such reports are available via a link from the Investor Information page on the Company’s website to a list of the Company’s reports on the Securities and Exchange Commission’s EDGAR website.

Item 1A.	Risk Factors

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

Our operating results may be adversely impacted by macro-economic uncertainties and fears.

Recently, general worldwide economic conditions have experienced a significant downturn due to the credit conditions impacted by factors such as the subprime-mortgage turmoil, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity and the impact of natural disasters. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products which would reduce our revenues and profitability. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, depth or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the markets in which we operate.

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

The Channahon, Illinois facility manufactures a calcium carbonate line of pharmaceutical ingredients.  This facility is registered with the FDA as a drug manufacturing facility.  These products must be manufactured in conformity with cGMP regulations as interpreted and enforced by the FDA.  Modifications, enhancements or changes in manufacturing facilities or procedures of our pharmaceutical products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain. Our Channahon, Illinois facility, as well as those of any third-party cGMP manufacturers that we may use, are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if the results of these inspections are unsatisfactory.    Failure to comply with the FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production, enforcement actions, injunctions and criminal prosecution, which could have a material adverse effect on our business and financial results.

Permits and approvals may be subject to revocation, modification or denial under certain circumstances. Our operations or activities (including the status of compliance by the prior owner of the Verona, Missouri facility under Superfund remediation) could result in administrative or private actions, revocation of required permits or licenses, or fines, penalties or damages, which could have an adverse effect on us. In addition, we cannot predict the extent to which any legislation or regulation may affect the market for our products or our cost of doing business.

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

Our business exposes us to potential product liability claims and recalls, which could adversely impact our financial condition and performance.

Our development, manufacture and sales of food ingredient, pharmaceutical and nutritional supplement products involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. A product liability judgment against us could also result in substantial and unexpected expenditures, affect consumer confidence in our products, and divert management’s attention from other responsibilities.  Although we maintain product liability insurance coverage in amounts customary within the industry, there can be no assurance that this level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all.  A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on results of operations and financial condition.

We face risks associated with our sales to customers and manufacturing operations outside the United States.

For the year ended December 31, 2009, approximately 34% of our net sales consisted of sales outside the United States.  In addition, we conduct a portion of our manufacturing outside the United States. International sales are subject to inherent risks. The majority of our foreign sales occur through our foreign subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

We may, from time to time, experience problems in our labor relations.

In North America, approximately 51 employees, or 20% of our North American workforce, as of December 31, 2009, are represented by a union under a single collective bargaining agreement.  This agreement expires in 2012.  In Europe, approximately 75 employees are covered by a collective bargaining agreement.  This agreement expires in 2010.  We believe that our present labor relations with all of our unionized employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.  Similarly, if our relations with the unionized portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected.

Our international operations subject us to currency translation risk and currency transaction risk which could cause our results to fluctuate from period to period

The financial condition and results of operations of our foreign subsidiaries are reported in Euros and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies in recent years have fluctuated significantly and may do so in the future. In the past year, as a result of the strength of the Euro compared to the U.S. dollar, our operating results in U.S. dollars were positively affected upon translation. The positive impact of a strengthening Euro may not continue in the future and may even reverse if the Euro declines in value compared to the U.S. dollar.  Furthermore, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency different than the functional currency. Given the volatility of exchange rates, we may not be able to effectively manage our currency transactions and/or translation risks. Volatility in currency exchange rates could impact our business and financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In February 2002, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space in New Hampton, New York. The office space is serving as the Company’s general offices and as laboratory facilities for the Company’s encapsulated / nutritional products business.

Manufacturing facilities owned by the Company for its encapsulated products business and a blending, drumming and terminal facility for the Company’s ethylene oxide business, are presently housed in three buildings located in Slate Hill, New York comprising a total of approximately 51,000 square feet. The Company owns a total of approximately 16 acres of land on two parcels in this community.

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

The Company leases production and warehouse space in Channahon, Illinois. The Company uses this facility for production related to the Company’s calcium carbonate line of business. The initial term of the lease is effective through September 30, 2010, subject to earlier termination by Balchem upon sixty days notice, or by the landlord upon sixty days notice.  The Company’s leased space in Channahon, Illinois totals approximately 26,000 square feet.

CMC owns a manufacturing facility and warehouse, comprising approximately 16,500 square feet, located on approximately 5 acres of land in Salt Lake City, Utah.  The Company manufactures and distributes its chelated mineral nutrients for animal feed products at this location.

BCP owns a manufacturing facility located upon approximately 11 acres of leased realty in St. Gabriel, Louisiana. The Company manufactures and distributes animal feed grade choline chloride at this location.

Balchem Italia Srl owns a facility located on an approximately 30 acre parcel of land in Marano Ticino, Italy. The Company manufactures and distributes methylamines, animal feed grade choline and human choline nutrients at this location.

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

Item 4.	Reserved.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information.

On December 11, 2009, the Board of Directors of the Company approved a three-for-two split of the Company’s common stock to be effected in the form of a stock dividend to shareholders of record on December 30, 2009.  Such stock dividend was made on January 20, 2010.  The stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock.  The stock split was applied retroactively to all periods presented.

The high and low closing prices for the common stock as recorded for each quarterly period during the years ended December 31, 2009 and 2008 were as follows:

Quarterly Period	High	Low
Ended March 31, 2009	$16.75	$12.60
Ended June 30, 2009	16.95	15.36
Ended September 30, 2009	18.50	15.67
Ended December 31, 2009	22.86	17.57

Quarterly Period	High	Low
Ended March 31, 2008	$15.56	$12.70
Ended June 30, 2008	17.63	14.77
Ended September 30, 2008	19.67	16.11
Ended December 31, 2008	17.91	14.11

On March 3, 2010 the closing price for the common stock on the Nasdaq Global Market was $22.98.

(b)           Record Holders.

As of March 3, 2010, the approximate number of holders of record of the Company’s common stock was 175.  Such number does not include stockholders who hold their stock in street name.  As of March 3, 2010, the total number of beneficial owners of the Company's common stock is estimated to be approximately 13,700.

(c)           Dividends.

The Company declared cash dividends of $0.11 and $0.07 per share on its common stock during its fiscal years ended December 31, 2009 and 2008, respectively (after giving effect to the December 2009 three-for-two stock split).

(d)           Securities Authorized for Issuance Under Equity Compensation Plans.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

(e)           Performance Graph.

The graph below sets forth the cumulative total stockholder return on the Company's Common Stock (referred to in the table as "BCPC") for the five years ended December 31, 2009, the overall stock market return during such period for shares comprising the Russell 2000® Index (which the Company believes includes companies with market capitalization similar to that of the Company), and the overall stock market return during such period for shares comprising the Standard & Poor's 500 Food Group Index, in each case assuming a comparable initial investment of $100 on December 31, 2004 and the subsequent reinvestment of dividends.  The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index.  In light of the Company's industry segments, the Company does not believe that published industry-specific indices are necessarily representative of stocks comparable to the Company.  Nevertheless, the Company considers the Standard & Poor's 500 Food Group Index to be potentially useful as a peer group index with respect to the Company in light of the Company's Food, Pharma & Nutrition segment. The performance of the Company's Common Stock shown on the graph below is historical only and not indicative of future performance.

Item 6.	Selected Financial Data

The selected statements of operations data set forth below for the three years in the period ended December 31, 2009 and the selected balance sheet data as of December 31, 2009 and 2008 have been derived from our Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC.  The following information should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere herein.

Earnings per share and dividend amounts have been adjusted for the December 2009, 2006 and 2005 three-for-two stock splits (effected by means of stock dividends).

(In thousands, except per share data)
Year ended December 31,	2009 (1)(2)(3)(4)	2008 (1)(2)(3)(4)	2007 (1)(2)(3)(4)	2006 (1)(2)	2005 (1)
Statement of Operations Data
Net sales	$219,438	$232,050	$176,201	$100,905	$83,095
Earnings before income tax expense	40,602	28,431	24,829	19,101	17,191
Income tax expense	13,817	9,381	8,711	6,823	6,237
Net earnings	26,785	19,050	16,118	12,278	10,954
Basic net earnings per common share	$.98	$.71	$.61	$.47	$.42
Diluted net earnings per common share	$.93	$.67	$.58	$.45	$.41

At December 31,	2009	2008	2007	2006	2005
Balance Sheet Data
Total assets	$187,813	$154,474	$154,424	$92,333	$75,141
Long-term debt (including current portion)	6,783	9,531	24,777	-	-
Other long-term obligations	1,825	1,609	1,529	784	1,043
Total stockholders’ equity	147,143	114,506	93,080	75,362	60,933
Dividends per common share	$.11	$.07	$.07	$.06	$.04

(1)	Includes the operating results, cash flows, and assets relating to the Loders Croklaan Acquisition from the date of acquisition (July 1, 2005) forward.
(2)	Includes the operating results, cash flows, and assets relating to the CMC Acquisition from the date of acquisition (February 8, 2006) forward.
(3)	Includes the operating results, cash flows, and assets relating to the Chinook Acquisition from the date of acquisition (March 19, 2007) forward.
(4)	Includes the operating results, cash flows, and assets relating to the Akzo Nobel Acquisition from the date of acquisition (May 1, 2007) forward.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FASB Codification

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC”. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than Statements, etc. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this Annual Report on Form 10-K to reflect the guidance in the Codification.

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

We also sell propylene oxide principally to customers seeking smaller (as opposed to bulk) quantities and whose requirements include timely delivery and safe handling. Propylene oxide uses can include fumigation in spice treatment, various chemical synthesis applications, making paints more durable, and for manufacturing specialty starches and textile coatings.

Management believes that future success in this segment is highly dependent on the Company’s ability to maintain its strong reputation for excellent quality, safety and customer service.

Food, Pharma & Nutrition

The Food, Pharma & Nutrition (“FP&N”) segment provides microencapsulation, granulation and agglomeration solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-

life.  Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also market human grade choline nutrient products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The FP&N portfolio also includes granulated calcium carbonate products, primarily used in, or in conjunction with, novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies in the United States.

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

Animal Nutrition & Health

Our Animal Nutrition & Health (“AN&H”) segment provides the animal nutrition market with nutritional products derived from our encapsulation and chelation technologies in addition to basic choline chloride.  Commercial sales of REASHURE® Choline, an encapsulated choline product, NITROSHURETM, an encapsulated urea supplement, and NIASHURETM, our microencapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals.  In October 2008, we introduced the first proven rumen-protected lysine for use in dairy rations, AMINOSHURETM-L, which gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. AN&H also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications. The AN&H segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

Sales of specialty products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of existing successful university research on the animal health benefits of the Company’s products. Management believes that success in the commodity-oriented basic choline chloride marketplace is highly dependent on the Company’s ability to maintain its strong reputation for excellent product quality and customer service. In addition, the Company must continue to increase production efficiencies in order to maintain its low-cost position to effectively compete in a highly competitive global marketplace.

The Company sells products for all three segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2009, 2008 and 2007 (in thousands):

Business Segment Net Sales:
	2009	2008	2007
Specialty Products	$36,368	$35,835	$33,057
Food, Pharma & Nutrition	35,407	35,702	32,052
Animal Nutrition & Health	147,663	160,513	111,092
Total	$219,438	$232,050	$176,201

Business Segment Earnings From Operations:
	2009	2008	2007
Specialty Products	$14,250	$12,545	$11,824
Food, Pharma & Nutrition	5,029	5,469	4,144
Animal Nutrition & Health	21,380	11,334	9,938
Total	$40,659	$29,348	$25,906

Fiscal Year 2009 compared to Fiscal Year 2008
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2009 were $219,438, as compared with $232,050 for 2008, a decrease of $12,612 or 5.4%. Net sales for the specialty products segment were $36,368 for 2009, as compared with $35,835 for 2008, an increase of $533 or 1.5%. This increase in sales was derived principally from increases in the average selling prices of certain ethylene oxide products for medical device sterilization adopted to help offset rising raw material costs during 2008. This increase was partially offset by a decline in volumes sold of propylene oxide for starch modification. Net sales for the Food, Pharma & Nutrition segment were $35,407 for 2009, as compared with $35,702 for 2008, a decrease of $295 or 0.8%.  This result was driven principally by aggressive inventory management by customers along with volume declines in the human-grade choline and calcium products for the supplement market, which has been negatively impacted by the worldwide economic downturn.  These declines were partially offset by a favorable product mix sold in the domestic food market, including the growth of choline into new food applications as well as growth in the bakery, tortilla and preservation markets.  Also offsetting the declines were increased sales of Vitashure® products for nutritional enhancement. Net sales of $147,663 were realized in 2009 for the Animal Nutrition & Health segment, as compared with $160,513 for 2008, a decrease of $12,850 or 8.0%.  Feed and industrial grade choline product sales and derivatives decreased 10% or $13,628 over the prior year period, principally from well-publicized softness in the U.S. poultry and swine markets. There were also lower export sales from our North American choline plants, largely due to the stronger U.S. dollar in 2009 versus 2008 and international political factors affecting poultry exports.  This U.S. volume decline was partially offset by increased volumes of choline products sourced from our Italian operation into the European and international poultry markets. This geographic mix lowered consolidated feed grade prices in the period, as did lower pricing linked to the decline in raw material costs. Sales of industrial derivatives (both choline and methylamines) were impacted by softness in the industrial sector, principally caused by the general economic downturn. Sales of our specialty animal nutrition and health products, targeted for ruminant production animals and companion animals, increased 3.3% or $778 from the prior year comparable period as some late year improvement in dairy economics created greater demand for certain products, particularly chelates and rumen protected lysine. Partially offsetting this increase were declines in certain other specialty animal nutrition and health products, targeted for ruminant production animals and companion animals largely due to due to weak dairy economics in 2009 which resulted in lower demand for these products.

Gross Margin

Gross margin for 2009 increased to $66,958 compared to $52,578 for 2008, an increase of 27.3%.  Gross margin percentage for 2009 was 30.5%, as compared to 22.7%, for 2008, as our margin percentage was favorably affected by product mix, lower raw material and energy costs and price increases implemented in early 2009.  Gross margin percentage for the specialty products segment increased by 6.7% primarily due to price increases implemented in early 2009.  Gross margin percentage in the encapsulated / nutritional products segment decreased 3.2% as margins were unfavorably affected by the aforementioned aggressive inventory management by customers and volume declines in the human-grade choline and calcium products for the supplement market.  Gross margin percentage in Animal Nutrition and Health increased 9.9% principally from reductions in the cost of certain petro-chemical raw materials and improved production/supply chain efficiencies in both the U.S. and Europe.

Operating Expenses

Operating expenses for 2009 were $26,299, as compared to $23,230 for 2008, an increase of $3,069 or 13.2%. This increase was due primarily to increased payroll expenses, an increase to some accounts receivable reserves for international accounts and non-cash stock-based compensation recognition. With these increases, operating expenses were 12.0% of sales or 2.0 percentage points greater than the operating expenses as a percent of sales incurred in 2008.  During 2009 and 2008, the Company spent $3,298 and $2,877, respectively, on research and development, substantially all of which pertained to the Food, Pharma & Nutrition, and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for 2009 increased to $40,659 compared to $29,348 for 2008, an increase of $11,311 or 38.5%. This increase was primarily driven by cost reductions of certain petro-chemical raw materials over the prior year, a favorable product mix, and plant and logistics efficiencies.  Earnings from operations as a percentage of sales (“operating margin”) for 2009 increased to 18.5% compared to 12.6% for 2008, principally a result of the aforementioned cost reductions of certain petro-chemical raw materials over the prior year comparable period, a favorable product mix, and plant and logistics efficiencies. Earnings from operations for the Specialty Products segment were $14,250, an increase of $1,705 or 13.6%, primarily due to reductions in the cost of certain petro-chemical raw materials and increases in average selling prices. Earnings from operations for Food, Pharma & Nutrition were $5,029, a decrease of $440 or 8.0%, due largely to the aforementioned aggressive inventory management by customers and volume declines in the human-grade choline and calcium products for the supplement market.  Earnings from operations for Animal Nutrition & Health increased by $10,046 to $21,380, an 88.6% increase from the prior year, resulting principally from reductions in the cost of certain petro-chemical raw materials and improved production/supply chain efficiencies in both the U.S. and Europe.

Other Expenses (Income)

Interest income totaled $107 in each of 2009 and 2008.  Interest expense, net of capitalized interest, was $209 for 2009 compared to $963 for 2008.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the Term Loan (as defined below in the Financing Activities section of Liquidity and Capital Resources).  Other income of $45 for 2009 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate in 2009 and 2008 was 34.0% and 33.0%, respectively.  This increase in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes, as well as a change in the income proportion towards jurisdictions with higher tax rates.

Net Earnings

Primarily as a result of the above-noted cost reductions of certain petro-chemical raw materials, the favorable product mix, and plant and logistics efficiencies, net earnings were $26,785 for 2009, as compared with $19,050 for 2008, an increase of 40.6%.

Fiscal Year 2008 compared to Fiscal Year 2007
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2008 were $232,050, as compared with $176,201 for 2007, an increase of $55,849 or 31.7%. Net sales for the specialty products segment were $35,835 for 2008, as compared with $33,057 for 2007, an increase of $2,778 or 8.4%. This increase was due principally to greater sales volumes of ethylene oxide for medical device sterilization and propylene oxide for starch modification as well as a modest price increase adopted to help offset rising raw material costs during 2008.  Net sales for the Food, Pharma & Nutrition segment were $35,702 for 2008, as compared with $32,052 for 2007, an increase of $3,650 or 11.4%.  This result was driven principally by increased sales of calcium and nutritional products, as well as increased product sales in both the domestic and international food markets.  Net sales of $160,513 were realized in 2008 for the Animal Nutrition & Health segment, as compared with $111,092 for 2007, an increase of $49,421 or 44.5%.  This result reflects incremental sales of approximately $40,000 from the customer list acquisition of Chinook Group Limited (“Chinook”) and from the Akzo Nobel Acquisition. For the twelve months ending December 31, 2008, sales of our specialty animal nutrition and health products, targeted for ruminant production animals and companion animals, increased 32.9% or approximately 12% of the overall AN&H growth.

Gross Margin

Gross margin for 2008 increased to $52,578 compared to $46,930 for 2007, an increase of 12.0%, due largely to the above-noted increase in sales.  Gross margin percentage for 2008 was 22.7%, as compared to 26.6% for 2007, as our margin percentage was unfavorably affected by product mix and higher raw material and energy costs.  Gross margin percentage for the specialty products segment decreased slightly primarily due to rising raw material costs.  Gross margin percentage in the encapsulated / nutritional products segment increased 0.3% as margins were favorably affected by increased production, a result of greater sales volume as described above.  Gross margin percentage in Animal Nutrition and Health increased 15.3% and was favorably affected by increased production volumes of choline chloride and specialty derivative products.  This favorable impact was partially offset by higher raw material and energy costs.

Operating Expenses

Operating expenses for 2008 were $23,230, as compared to $21,024 for 2007, an increase of $2,206 or 10.5%. This increase was due primarily to $736 of additional amortization expense, plus sales and technical personnel expense associated with the Chinook and Akzo Nobel acquisitions, as well as higher expenses relating to accounting, tax services, and non-cash stock-based compensation recognition. With these increases, operating expenses were 10.0% of sales or 1.9 percentage points less than the operating expenses as a percent of sales incurred in 2007.  During 2008 and 2007, the Company spent $2,877 and $2,514, respectively, on research and development, substantially all of which pertained to the Food, Pharma & Nutrition, and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for 2008 increased to $29,348 compared to $25,906 for 2007, an increase of $3,442 or 13.3%, due largely to the above-noted increase in sales. Earnings from operations as a percentage of sales (“operating margin”) for 2008 decreased to 12.6% compared to 14.7% for 2007, principally a result of the previously-noted acquisition-related sales which carry a lower profit margin than the Company’s other business segments. In addition, despite the implementation of price increases, we were not able to fully recover cost increases in certain petro-chemical raw materials, which continued or trended up within the year. We did begin to see a reduction in certain raw material costs late in the third quarter of 2008. The Company is continuing to focus on implementing price increases, productivity improvements, and, most importantly, growth through new product development which should result in improved operating margins. Earnings from operations for the Specialty Products segment were $12,545, an increase of $721 or 6.1%, a result of increases in sales volume and modest sales price increases offset by higher raw material costs and the previously-noted increased expenses relating to accounting, tax services, and non-cash stock-based compensation recognition.  Earnings from operations for Food, Pharma & Nutrition were $5,469, an increase of $1,325 or 32.0%, due largely to increased sales of calcium and nutritional products.  Earnings from operations for Animal Nutrition & Health, while unfavorably impacted by the noted petro-chemical raw material cost increases, improved to $11,334, an increase of $1,396 or 14.0%, and were favorably affected by organic growth and the previously-noted increased sales volumes derived from the acquisitions.

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

Income Tax Expense

The Company’s effective tax rate in 2008 and 2007 was 33.0% and 35.1%, respectively.  This decrease in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes, as well as a change in the income proportion towards jurisdictions with lower tax rates.

Net Earnings

Primarily as a result of the above-noted increase in sales and the noted raw material and operating expense increases, net earnings were $19,050 for 2008, as compared with $16,118 for 2007, an increase of 18.2%.

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The Company's contractual obligations and debt obligations, excluding revolver borrowings, as of December 31, 2009, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$6,783	$6,783	$-	$-	$-
Interest payment obligations (1)	224	89	111	24	-
Operating lease obligations (2)	2,640	988	1,045	301	306
Purchase obligations (3)	9,671	9,671	-	-	-
Total	$19,318	$17,531	$1,156	$325	$306

(1)
Includes interest payments on long-term debt obligations based on interest and foreign currency rates at December 31, 2009.  It is assumed that the European Term Loan (as defined in Financing Activities below) will be refinanced with similar terms and that there will be no prepayments of principal.

(2)	Principally includes obligations associated with future minimum non-cancelable operating lease obligations (including the headquarters office space entered into in 2002).

(3)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

The table above excludes a $726 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10 (incorporating former FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS Statement No. 109”) as we are unable to reasonably estimate the timing of settlement, if any.

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

Acquisitions and Dispositions

Effective April 30, 2007, pursuant to an asset purchase agreement dated March 30, 2007 (the “Akzo Nobel Asset Purchase Agreement”), the Company, through its European subsidiary, Balchem B.V., completed an acquisition of the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy (the “Akzo Nobel Acquisition”) for a purchase price, including acquisition costs, of approximately $8,000.

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

Cash

Cash and cash equivalents increased to $46,432 at December 31, 2009 from $3,422 at December 31, 2008 primarily resulting from the activity detailed below.  Working capital amounted to $59,197 at December 31, 2009 as compared to $29,566 at December 31, 2008, an increase of $29,631.

Operating Activities

Cash flows from operating activities provided $48,072 for 2009 compared to $22,897 for 2008.  The increase in cash flows from operating activities was primarily due to an increase in net earnings, depreciation and amortization, stock compensation, accounts payable and accrued expenses and decreases in inventories, accounts receivable and a reduction in prepaid expenses and other current assets. The aforementioned increase in cash flows was partially offset by a decrease in deferred income tax.

Investing Activities

Capital expenditures were $3,429 for 2009 compared $5,080 for 2008.  Assets acquired in 2007 totaled $40,744, which was principally related to the Chinook Acquisition and the Akzo Nobel Acquisition.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 1,961,800 shares have been purchased, none of which remained in treasury at December 31, 2009 or 2008.  During 2009, no additional shares were purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of €7,500, translated to approximately $10,750 as of December 31, 2009 (the “European Term Loan”), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 5) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At December 31, 2009, this interest rate was 1.47%. At December 31, 2009, the European Term Loan had an outstanding balance of €4,732 translated to $6,783. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,300 as of December 31, 2009 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2009. The current European Revolving Facility is subject to an amended monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the “Loan Agreement”) providing for an unsecured term loan of $29,000 (the “Term Loan”), the proceeds of which were used to fund the Chinook Acquisition (see Note 5).  As of December 31, 2009, the Company had paid the Term Loan in full. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has a maturity date of May 31, 2010.  Management believes that such facility will be renewed in the normal course of business.

At December 31, 2009, the Company had a total of $6,783 of debt outstanding, as compared to a total of $11,575 debt outstanding at December 31, 2008. Indebtedness under the Company’s loan agreements are secured by assets of the Company.

Significant financial covenants in our loan agreements include maintaining at certain levels our Current Ratio, Funded Debt Ratio, and a Fixed Charge Coverage Ratio. We were in compliance with all material covenants related to our loan agreements as of December 31, 2009 and we expect to be in compliance with all material covenants during fiscal 2010. Our loan agreements require compliance with all of the covenants defined in the agreement. If we were out of compliance with any debt covenant required by our loan agreements following the applicable cure period, our lender could terminate its commitment, unless we successfully negotiate a covenant waiver.

Proceeds from stock options exercised totaled $2,988 and $1,050 for 2009 and 2008, respectively. Dividend payments were $2,008 and $1,975 for 2009 and 2008, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of December 31, 2009 for this obligation is $888. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

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

Revenue Recognition

Revenue is recognized upon product shipment, passage of title and risk of loss, and when collection is reasonably assured.  The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are principally not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In addition, the Company follows the provisions of ASC Topic 605, “Revenue Recognition” (incorporating the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”) which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.

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

In accordance with ASC 715, “Compensation—Retirement Benefits” (incorporating former SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”), the Company is required to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

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

Beginning in fiscal 2007, we account for uncertainty in income taxes utilizing ASC 740-10 (incorporating former FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS Statement No. 109”). ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. The application of ASC 740-10 requires judgment related to the uncertainty in income taxes and could impact our effective tax rate.

Stock-based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation” (incorporating former Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.  Expected volatilities are based on historical volatility of the Company’s stock.  The expected term of the options is based on the Company’s historical experience of employees’ exercise behavior.  As stock-based compensation expense recognized in the Consolidated Statement of Earnings is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.  If factors change and we employ different assumptions in the application of ASC 718, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.  See Note 2 to the Consolidated Financial Statements for additional information.

New Accounting Pronouncements:

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements” ("ASU 2010-09"). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of this ASU to be significant to its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” This ASU provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments in this ASU replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments in this ASU will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company does not expect the adoption of this ASU to be significant to its consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-5, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC 820, “Fair Value Measurements and Disclosures.” Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. ASU 2009-05 was effective for the Company on October 1, 2009. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-01, “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (incorporating former SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162”), which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASU 2009-01 and the Codification were effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. No other nongrandfathered non-SEC accounting literature not included in the Codification is authoritative. Following ASU 2009-01, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Pursuant to the provisions of ASU 2009-01, the Company has updated references to GAAP in its financial statements issued beginning with the period ended September 30, 2009. The adoption of ASU 2009-01 was not significant to the Company’s consolidated financial statements.

           In June 2009, the FASB issued amended guidance (incorporating former SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) incorporated into ASC 810, “Consolidation”. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This amended guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company does not expect the adoption of this guidance to be significant to its consolidated financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing” (incorporating former SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”.) This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to be significant to its consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (incorporating former SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In April 2009, the FASB issued amended guidance (incorporating former FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”) incorporated into ASC 805, “Business Combinations” (incorporating former FASB Statement No. 141 (Revised December 2007), “Business Combinations”). This amended guidance requires assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450, “Contingencies” (incorporating former SFAS No. 5, “Accounting for Contingencies”; and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss.”). Further, FASB decided to carry forward without significant revision the subsequent accounting guidance for assets and liabilities arising from contingencies as per SFAS No. 141, “Business Combinations.” The amended guidance also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, FASB decided to require that entities include only the disclosures required by ASC 450 and that those disclosures be included in the business combination footnote.  This amended guidance also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with ASC 805. This amended guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Company will apply this amended guidance prospectively to all business combinations subsequent to the effective date.

In April 2009, the FASB issued ASC 820, “Fair Value Measurements and Disclosures” (incorporating former FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), and ASC 825, “Financial Instruments” (incorporating former FSP FASB 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). The guidance relates to fair value measurements and related disclosures. The FASB also issued ASC 320, “Investments-Debt and Equity Securities” (incorporating former FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) relating to the accounting for impaired debt securities. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In April 2008, the FASB issued ASC 350, “Intangibles-Goodwill and Other” (incorporating former FSP 142-3, “Determining the Useful Life of Intangible Assets”). ASC 350 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This guidance was effective for fiscal years beginning after December 15, 2008. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In March 2008, the FASB issued ASC 815, “Derivatives and Hedging” (incorporating former SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). ASC 815 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805, “Business Combinations” (incorporating former SFAS No. 141 (revised 2007), “Business Combinations”). The purpose of issuing this new guidance was to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction. The changes to be effected with this new guidance from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. ASC 805 is effective for any business combinations that occur on or after January 1, 2009. The Company will apply ASC 805 prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued ASC 810, “Consolidation” (incorporating former SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”). The guidance was issued partly to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, ASC 810 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. ASC 810 was effective January 1, 2009. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In September 2006, the FASB issued ASC 820, "Fair Value Measurements and Disclosures" (incorporating former SFAS No. 157, "Fair Value Measurements”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of this standard for its financial assets and liabilities as of January 1, 2008 and it did not have a material impact on its financial condition or results of operations. As permitted by additional guidance (issued formerly as FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”), the Company elected to defer the adoption of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Effective January 1, 2009, the Company adopted the provision for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in impairment testing and those initially measured at fair value in a business combination. The provisions of ASC 820 related to these items did not have a significant impact on the Company’s consolidated financial statements.  Additional guidance (issued formerly as FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”) clarifies the application of ASC 820 in a market that is not active and provides an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. This additional guidance was effective on October 10, 2008, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in ASC 250, "Accounting Changes and Error Corrections" (incorporating former SFAS No. 154, "Accounting Changes and Error Corrections"). The Company adopted the additional guidance on October 10, 2008 and it did not have a material effect on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are invested primarily in money market accounts. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of December 31, 2009, the Company’s borrowings were under a bank term loan bearing interest at EURIBOR plus 1.00% and a revolving line of credit bearing interest at EURIBOR plus 1.45%.  A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at December 31, 2009, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $68. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data:	Page

Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets as of
December 31, 2009 and 2008	31

Consolidated Statements of Earnings for the
years ended December 31, 2009, 2008 and 2007	32

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 2009, 2008 and 2007	33

Consolidated Statements of Cash Flows
for the years ended December 31, 2009, 2008 and 2007	34

Notes to Consolidated Financial Statements	35

Schedule II – Valuation and Qualifying
Accounts for the years ended December 31, 2009, 2008 and 2007	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Balchem Corporation

We have audited the accompanying consolidated balance sheets of Balchem Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule of Balchem Corporation listed in the Index at Item 8.  We also have audited Balchem Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Balchem Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly the information set forth therein.  Also in our opinion, Balchem Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen LLP
New York, New York
March 12, 2010

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in thousands, except share and per share data)

Assets	2009	2008

Current assets:
Cash and cash equivalents	$46,432	$3,422
Accounts receivable, net of allowance for doubtful accounts of $357 and $50 at
December 31, 2009 and 2008, respectively	29,149	30,250
Inventories	13,965	16,618
Prepaid expenses	2,046	2,581
Deferred income taxes	891	649
Other current assets	529	1,731
Total current assets	93,012	55,251

Property, plant and equipment, net	41,579	42,513

Goodwill	26,658	26,658
Intangible assets with finite lives, net	26,504	29,993
Other assets	60	59
Total assets	$187,813	$154,474

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$10,876	$10,336
Accrued expenses	5,613	3,948
Accrued compensation and other benefits	4,399	2,501
Dividends payable	3,091	2,008
Income taxes payable	3,053	1,988
Current portion of long-term debt	6,783	2,860
Revolver borrowings	-	2,044
Total current liabilities	33,815	25,685

Long-term debt	-	6,671
Deferred income taxes	5,030	6,003
Other long-term obligations	1,825	1,609
Total liabilities	40,670	39,968

Commitments and contingencies (note 11)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000
shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 28,097,279 shares issued and outstanding at December 31, 2009 and 27,374,020 shares
issued and outstanding at December 31, 2008	1,873	1,824
Additional paid-in capital	26,541	17,808
Retained earnings	118,576	94,882
Accumulated other comprehensive income (loss)	153	(8)
Total stockholders' equity	147,143	114,506

Total liabilities and stockholders' equity	$187,813	$154,474

See accompanying notes to consolidated financial statements

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except per share data)

	2009	2008	2007

Net sales	$219,438	$232,050	$176,201

Cost of sales	152,480	179,472	129,271

Gross margin	66,958	52,578	46,930

Operating expenses:
Selling expenses	14,350	12,560	11,930
Research and development expenses	3,298	2,877	2,514
General and administrative expenses	8,651	7,793	6,580
	26,299	23,230	21,024

Earnings from operations	40,659	29,348	25,906

Other expenses (income):

Interest income	(107)	(107)	(166)
Interest expense	209	963	1,562
Other, net	(45)	61	(319)

Earnings before income tax expense	40,602	28,431	24,829

Income tax expense	13,817	9,381	8,711

Net earnings	$26,785	$19,050	$16,118

Basic net earnings per common share	$0.98	$0.71	$0.61

Diluted net earnings per common share	$0.93	$0.67	$0.58

See accompanying notes to consolidated financial statements

BALCHEM CORPORATION
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except share and per share data)

				Accumulated
	Total			Other			Additional
	Stockholders'	Comprehensive	Retained	Comprehensive	Common Stock		Paid-in
	Equity	Income	Earnings	Income	Shares	Amount	Capital

Balance - December 31, 2006	$75,362		$63,988	$193	26,600,773	$1,773	$9,408

Comprehensive Income:
Net earnings	16,118	$16,118	16,118	-	-	-	-
Other comprehensive income, net of tax:
Net change in pension asset/liability, net of taxes of $26	(43)	(43)	-	-	-	-	-
Other Comprehensive Income (Loss)	-	(43)	-	(43)	-	-	-
Comprehensive Income	-	$16,075	-	-	-	-	-
Dividends ($.07 per share)	(1,975)		(1,975)	-	-	-	-
Shares issued under employee benefit plans and other	379		-	-	31,304	2	377
Shares and options issued under stock option plans and
an income tax benefit of $677	3,530		-	-	336,952	22	3,508
Cumulative effect of adjustment from adoption of FIN 48	(291)		(291)	-	-	-	-

Balance - December 31, 2007	93,080		77,840	150	26,969,029	1,797	13,293

Comprehensive Income:
Net earnings	19,050	$19,050	19,050	-	-	-	-
Other comprehensive income, net of tax:
Net change in pension asset/liability, net of taxes of $8	48	48	-	-	-	-	-
Translation adjustments	(206)	(206)	-	-	-	-	-
Other Comprehensive Income (Loss)	-	(158)	-	(158)	-	-	-
Comprehensive Income	-	$18,892	-	-	-	-	-
Dividends ($.07 per share)	(2,008)		(2,008)	-	-	-	-
Shares issued under employee benefit plans and other	406		-	-	25,827	2	404
Shares and options issued under stock option plans and
an income tax benefit of $672	4,136		-	-	379,164	25	4,111

Balance - December 31, 2008	114,506		94,882	(8)	27,374,020	1,824	17,808

Comprehensive Income:
Net earnings	26,785	$26,785	26,785	-	-	-	-
Other comprehensive income, net of tax:
Net change in pension asset/liability, net of taxes of $6	(15)	(15)	-	-	-	-	-
Translation adjustments	176	176	-	-	-	-	-
Other Comprehensive Income (Loss)	-	161	-	161	-	-	-
Comprehensive Income	-	$26,946	-	-	-	-	-
Dividends ($.11 per share)	(3,091)		(3,091)	-	-	-	-
Shares issued under employee benefit plans and other	430		-	-	24,413	2	428
Shares and options issued under stock option plans and
an income tax benefit of $2,289	8,352		-	-	698,846	47	8,305

Balance - December 31, 2009	$147,143		$118,576	$153	28,097,279	$1,873	$26,541

See accompanying notes to consolidated financial statements

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

Cash flows from operating activities:
Net earnings	$26,785	$19,050	$16,118

Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	8,130	7,786	6,376
Stock compensation expense	3,076	2,414	1,636
Shares issued under employee benefit plans	430	406	379
Deferred income tax expense	(1,216)	(238)	(617)
Provision for doubtful accounts	305	-	-
Foreign currency transaction (gain) loss	36	31	(195)
Other	(8)	-	15
Changes in assets and liabilities
Accounts receivable	862	(1,058)	(15,409)
Inventories	2,656	(974)	481
Prepaid expenses and other current assets	1,776	(17)	(2,218)
Accounts payable and accrued expenses	4,037	(4,593)	7,634
Income taxes	1,009	6	1,803
Customer deposits and other deferred revenue	-	(42)	(1,030)
Other long-term obligations	194	126	664
Net cash provided by operating activities	48,072	22,897	15,637

Cash flows from investing activities:
Capital expenditures	(3,429)	(5,080)	(4,858)
Intangible assets acquired	(215)	(182)	(172)
Acquisition of assets	-	(296)	(40,744)
Net cash used in investing activities	(3,644)	(5,558)	(45,774)

Cash flows from financing activities:
Proceeds from long-term debt	-	-	38,946
Principal payments on long-term debt	(2,844)	(14,876)	(15,106)
Proceeds from short-term obligations	701	3,516	3,684
Repayments of short-term obligations	(2,657)	(4,507)	(733)
Proceeds from stock options exercised and restricted share purchases	2,988	1,050	1,217
Excess tax benefits from stock compensation	2,289	672	677
Dividends paid	(2,008)	(1,975)	(1,596)
Net cash (used in) provided by financing activities	(1,531)	(16,120)	27,089

Effect of exchange rate changes on cash	113	(104)	166

Increase (decrease) in cash and cash equivalents	43,010	1,115	(2,882)

Cash and cash equivalents beginning of year	3,422	2,307	5,189
Cash and cash equivalents end of year	$46,432	$3,422	$2,307

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

Revenue Recognition

Revenue is recognized upon product shipment, passage of title and risk of loss, and when collection is reasonably assured.  The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are principally not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In addition, the Company follows the provisions of ASC Topic 605, “Revenue Recognition” (incorporating the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”) which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.

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

Expenditures for repairs and maintenance are charged to expense. Alterations and major overhauls that extend the lives or increase the capacity of plant assets are capitalized. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts and any resultant gain or loss is included in earnings. The Company capitalized interest costs of $17, $158 and $150 in 2009, 2008 and 2007, respectively.

Business Concentrations

Financial instruments that subject the Company to credit risk consist primarily of money market investments and accounts receivable. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. The majority of the Company’s customers are major national or international corporations. In 2009, 2008 and 2007, no customer accounted for more than 10% of total net sales.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of ASC 350, “Intangibles-Goodwill and Other” (incorporating former SFAS No. 141, “Business Combinations”; and SFAS No. 142, “Goodwill and Other Intangible Assets”), as of January 1, 2002.  This standard requires the use of the purchase method of accounting for a business combination and defines an intangible asset.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of ASC 350. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

As required by ASC 350, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations consisted of three reporting units and determined each reporting units’ fair value and compared it to the reporting unit’s net book value.  Since the fair value of each reporting unit exceeded its carrying amount, there was no indication of impairment and no further transitional impairment testing was required.  As of December 31, 2009 and 2008, the Company also performed an impairment test of its goodwill balance. As of such dates the Company’s reporting units’ fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company performs its impairment test each December 31.

The Company had unamortized goodwill in the amount of $26,658 at December 31, 2009 and 2008, subject to the provisions of ASC 350.  Unamortized goodwill is allocated to the Company’s reportable segments as follows:

	2009	2008
Specialty Products	$5,089	$5,089
Food, Pharma and Nutrition	8,607	8,607
Animal Nutrition and Health	12,962	12,962
Total	$26,658	$26,658

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

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2009 and 2008 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company’s obligations under its long-term debt and credit agreements approximates their carrying value as the stated interest rates of these instruments are variable and reflect rates which are otherwise currently available to the Company.

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

Stock-based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 2.  On January 1, 2006, the Company was required to adopt ASC 718, “Compensation-Stock Compensation” (incorporating former Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes based option-pricing model.

Prior to adopting ASC 718, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation. The modified prospective method was applied in adopting ASC 718 and, accordingly, periods prior to adoption have not been restated.

The implementation of ASC 718 has had no adverse effect on the Company’s balance sheet or total cash flows, but it does impact cash flows from operations, cash flows from financing activities, cost of sales, gross profit, operating expenses, net income and earnings per share. Because periods prior to adoption have not been restated, comparability between periods has been affected. Additionally, estimates of and assumptions about forfeiture rates, terms, volatility, interest rates and dividend yields are used to calculate stock-based compensation. A significant change to these estimates could materially affect the Company’s operating results.

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

New Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements” ("ASU 2010-09"). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of this ASU to be significant to its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” This ASU provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments in this ASU replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments in this ASU will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company does not expect the adoption of this ASU to be significant to its consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-5, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC 820, “Fair Value Measurements and Disclosures.” Specifically, ASU

2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. ASU 2009-05 was effective for the Company on October 1, 2009. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-01, “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (incorporating former SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162”), which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASU 2009-01 and the Codification were effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. No other nongrandfathered non-SEC accounting literature not included in the Codification is authoritative. Following ASU 2009-01, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Pursuant to the provisions of ASU 2009-01, the Company has updated references to GAAP in its financial statements issued beginning with the period ended September 30, 2009. The adoption of ASU 2009-01 was not significant to the Company’s consolidated financial statements.

In June 2009, the FASB issued amended guidance (incorporating former SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) incorporated into ASC 810, “Consolidation”. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This amended guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company does not expect the adoption of this guidance to be significant to its consolidated financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing” (incorporating former SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”.) This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to be significant to its consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (incorporating former SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In April 2009, the FASB issued amended guidance (incorporating former FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”) incorporated into ASC 805, “Business Combinations” (incorporating former FASB Statement No. 141 (Revised December 2007), “Business Combinations”). This amended guidance requires assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450, “Contingencies” (incorporating former SFAS No. 5, “Accounting for Contingencies”; and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss.”). Further, FASB decided to carry forward without significant revision the subsequent accounting guidance for assets and liabilities arising from contingencies as per SFAS No. 141, “Business Combinations.” The amended guidance also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, FASB decided to require that entities include only the disclosures required by ASC 450 and that those disclosures be included in the business combination footnote.  This amended guidance also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with ASC 805. This amended guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Company will apply this amended guidance prospectively to all business combinations subsequent to the effective date.

In April 2009, the FASB issued ASC 820, “Fair Value Measurements and Disclosures” (incorporating former FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), and ASC 825, “Financial Instruments” (incorporating former FSP FASB 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). The guidance relates to fair value measurements and related disclosures. The FASB also issued ASC 320, “Investments-Debt and Equity Securities” (incorporating former FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) relating to the accounting for impaired debt securities. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In April 2008, the FASB issued ASC 350, “Intangibles-Goodwill and Other” (incorporating former FSP 142-3, “Determining the Useful Life of Intangible Assets”). ASC 350 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This guidance was effective for fiscal years beginning after December 15, 2008. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In March 2008, the FASB issued ASC 815, “Derivatives and Hedging” (incorporating former SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). ASC 815 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805, “Business Combinations” (incorporating former SFAS No. 141 (revised 2007), “Business Combinations”). The purpose of issuing this new guidance was to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction. The changes to be effected with this new guidance from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. ASC 805 is effective for any business combinations that occur on or after January 1, 2009. The Company will apply ASC 805 prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued ASC 810, “Consolidation” (incorporating former SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”). The guidance was issued partly to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, ASC 810 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. ASC 810 was effective January 1, 2009. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In September 2006, the FASB issued ASC 820, "Fair Value Measurements and Disclosures" (incorporating former SFAS No. 157, "Fair Value Measurements”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of this standard for its financial assets and liabilities as of January 1, 2008 and it did not have a material impact on its financial condition or results of operations. As permitted by additional guidance (issued formerly as FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”), the Company elected to defer the adoption of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Effective January 1, 2009, the Company adopted the provision for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in impairment testing and those initially measured at fair value in a business combination. The provisions of ASC 820 related to these items did not have a significant impact on the Company’s consolidated financial statements.  Additional guidance (issued formerly as FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”) clarifies the application of ASC 820 in a market that is not active and provides an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. This additional guidance was effective on October 10, 2008, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in ASC 250, "Accounting Changes and Error Corrections" (incorporating former SFAS No. 154, "Accounting Changes and Error Corrections"). The Company adopted the additional guidance on October 10, 2008 and it did not have a material effect on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation with no impact on net earnings or stockholders’ equity.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted ASC 718, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting ASC 718, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company has applied the modified prospective method in adopting ASC 718. Accordingly, periods prior to adoption have not been restated. Under the modified prospective method, compensation cost recognized in the years ended December 31, 2009, 2008 and 2007 include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

As required by ASC 718, the Company has made an estimate of expected forfeitures, based on its historical experience, and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

Additionally, since adoption of ASC 718, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $2,289, $672 and $677 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s results for the years ended December 31, 2009, 2008 and 2007 reflected the following compensation cost as a result of adopting ASC 718 and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

	Year Ended
	December 31,
	2009	2008	2007
Cost of sales	$365	$273	$187
Operating expenses	2,711	2,141	1,449
Net earnings	1,963	1,614	1,118
Basic EPS	.07	.06	.04
Diluted EPS	$.07	$.06	$.04

On December 31, 2009, the Company had one share-based compensation plan, which is described below (the “1999 Stock Plan”).

In June 1999, the Company adopted the Balchem Corporation 1999 Stock Plan for officers, directors, directors emeritus and employees of and consultants to the Company and its subsidiaries. The 1999 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the plan, options and rights to purchase shares of the Company’s common stock are granted at prices established at the time of grant. Option grants generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant for employees and are fully exercisable on the date of grant for directors. Other option grants are either fully exercisable on the date of grant or become exercisable thereafter in such installments as the Committee may specify. Options granted under the 1999 Stock Plan expire ten years from the date of the grant. The 1999 Stock Plan initially reserved an aggregate of 600,000 shares (unadjusted for the stock splits) of common stock for issuance under the Plan. In April 2003, the Board of Directors of the Company adopted and stockholders subsequently approved, the Amended and Restated 1999 Stock Plan (the “Amended Plan”) which amended the 1999 Stock Plan by:  (i) increasing the number of shares of common stock reserved for issuance under the 1999 Stock Plan by 600,000 shares (unadjusted for the stock splits), to a total of 1,200,000 shares (unadjusted for the stock splits) of common stock; and (ii) confirming the right of the Company to grant awards of common stock (“Awards”) in addition to the other Stock Rights available under the 1999 Stock Plan, and providing certain language changes relating thereto.   The Amended Plan was scheduled to expire in April, 2009. In April, 2008, the Board of Directors of the Company adopted and stockholders subsequently approved, the adoption of an amendment and restatement of the Amended Plan (collectively to be referred to as the “Second Amended Plan”), which provides as follows: (i) for a termination date of April 9, 2018; (ii) to authorize 6,000,000 shares reserved for future grants under the Second Amended Plan; (iii) for the making of grants of stock appreciation rights, restricted stock and performance awards; (iv) for immediate acceleration of vesting of awards issued under the plan in the event of a change in control of the Company; and (v) for compliance with the requirements of Sections 409A and 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”). The 1999 Stock Plan replaced the Company's incentive stock option plan (the “ISO Plan”) and its non-qualified stock option plan (the “Non-Qualified Plan”), both of which expired on June 24, 1999. Unexercised options granted under the ISO Plan and the Non-Qualified Plan prior to such termination remain exercisable in accordance with their terms. Options granted under the ISO Plan generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant, and expire ten years from the date of grant. Options granted under the Non-Qualified Plan generally vested on the date of grant, and expire ten years from the date of grant.

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises.  As of December 31, 2009, the plans had 5,091,180 shares available for future awards.

The Company has Restricted Stock Purchase Agreements (the “RSP Agreements”) with its non-employee directors and certain employees of the Company to purchase the Company’s common stock pursuant to the Company’s 1999 Stock Plan. Under the RSP Agreements, certain shares have been purchased, ranging from 1,000 shares to 20,250 shares, of the Company’s common stock at purchase prices ranging from approximately $.02 per share to $.07 per share. The purchased stock is subject to a repurchase option in favor of the Company and to restrictions on transfer until it vests in accordance with the provisions of the Agreements.

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

	Year Ended
Weighted Average Assumptions:	December 31, 2009	December 31, 2008	December 31, 2007
Expected Volatility	46.9%	44.5%	35.2%
Expected Term (in years)	3.8	3.3	4.5
Risk-Free Interest Rate	1.8%	2.0%	4.7%
Dividend Yield	0.5%	0.6%	0.4%

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

A summary of stock option plan activity for 2009, 2008, and 2007 for all plans is as follows:

2009	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	3,594	$9.21
Granted	339	21.38
Exercised	(628)	4.79
Cancelled	(19)	14.10
Outstanding at end of year	3,286	$11.28
Exercisable at end of year	2,255	$8.52

2008	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,916	$7.10
Granted	876	15.35
Exercised	(196)	5.31
Cancelled	(2)	13.61
Outstanding at end of year	3,594	$9.21
Exercisable at end of year	2,530	$6.89

2007	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	3,255	$6.76
Granted	14	12.00
Exercised	(329)	3.70
Cancelled	(24)	9.56
Outstanding at end of year	2,916	$7.10
Exercisable at end of year	2,232	$6.06

The aggregate intrinsic value for outstanding stock options was $36,342, $26,873 and $22,786 at December 31, 2009, 2008 and 2007, respectively, with a weighted average remaining contractual term of 6.6 years at December 31, 2009.  Exercisable stock options at December 31, 2009 had an aggregate intrinsic value of $31,179 with a weighted average remaining contractual term of 5.5 years.

Other information pertaining to option activity during the years ended December 31, 2009, 2008 and 2007 was as follows:

	Year Ended December 31,
	2009	2008	2007
Weighted-average fair value of options granted	$7.74	$4.98	$4.30
Total intrinsic value of stock options exercised ($000s)	$7,425	$2,023	$2,721

Additional information related to stock options outstanding under all plans at December 31, 2009 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$ 2.20 - $ 8.79	1,025	4.3 years	$5.54	1,025	$5.54
9.21 - 13.71	1,512	6.8 years	11.28	1,148	10.55
16.57 - 21.39	749	9.4 years	19.14	82	17.28
	3,286	6.6 years	$11.28	2,255	$8.52

Non-vested restricted stock activity for the years ended December 31, 2009, 2008 and 2007 is summarized below:

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2008	347	$13.39
Granted	71	21.34
Vested	-	-
Forfeited	-	-
Non-vested balance as of December 31, 2009	418	$14.56

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2007	176	$11.00
Granted	198	15.29
Vested	(27)	11.36
Forfeited	-	-
Non-vested balance as of December 31, 2008	347	$13.39

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2006	169	$10.93
Granted	7	12.41
Vested	-	-
Forfeited	-	-
Non-vested balance as of December 31, 2007	176	$11.00

As of December 31, 2009, 2008 and 2007, there was $8,291, $7,248 and $2,586, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2009, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. We estimate that share-based compensation expense for the year ended December 31, 2010 will be approximately $3,900.

STOCK SPLITS AND REPURCHASE OF COMMON STOCK

On December 11, 2009, the Board of Directors of the Company approved a three-for-two split of the Company’s common stock to be effected in the form of a stock dividend to shareholders of record on December 30, 2009.  Such stock dividend was made on January 20, 2010.  The stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock.  The stock split was applied retroactively to all periods presented.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 1,961,800 shares have been purchased, none of which remained in treasury at December 31, 2009 or 2008.  During 2009, no additional shares were purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Raw materials	$5,799	$5,931
Work in progress	793	540
Finished goods	7,373	10,147
Total inventories	$13,965	$16,618

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary. The reserve for inventory was $799 and $94 at December 31, 2009 and 2008, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Land	$2,112	$2,088
Building	15,593	15,426
Equipment	54,068	50,719
Construction in progress	2,676	2,654
	74,449	70,887
Less: Accumulated depreciation	32,870	28,374
Property, plant and equipment, net	$41,579	$42,513

Depreciation expense was $4,480, $4,144 and $3,466 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 5 - ACQUISITIONS

Akzo Nobel Acquisition

Effective April 30, 2007, pursuant to an asset purchase agreement dated March 30, 2007, the Company, through its European subsidiary, Balchem B.V., completed an acquisition of the methylamines and choline chloride business and manufacturing facilities of Akzo Nobel Chemicals S.p.A., located in Marano Ticino, Italy (the “Akzo Nobel Acquisition”) for a purchase price, including acquisition costs, of approximately $8,000. The intent of the Akzo Nobel Acquisition was to provide a direct platform for the Company to meet the growing market needs of methylamines, choline chloride and derivative products for customers via improved global sourcing, regulatory support, marketing and distribution capabilities.

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

Fair Value Recorded in Purchase Accounting
Property plant & equipment	$7,994
Short-term receivable	2,462
Inventories	4,323
Goodwill	1,383
Other	83
Accounts payable and accrued expenses	(8,213)
Total	$8,032

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

Fair Value Recorded in Purchase Accounting
Customer list	$29,262
Inventories	1,840
Short-term receivable	1,850
Other	73
Total	$33,025

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

Pro Forma Year Ended
December 31,
2007
Net sales	$185,188
Net earnings	16,595
Basic EPS	.62
Diluted EPS	$.59

NOTE 6 - INTANGIBLE ASSETS WITH FINITE LIVES

As of December 31, 2009 and 2008, the Company had identifiable intangible assets as follows:

	Amortization Period (In years)	2009 Gross Carrying Amount	2009 Accumulated Amortization	2008 Gross Carrying Amount	2008 Accumulated Amortization
Customer lists	10	$34,150	$10,011	$34,150	$6,595
Regulatory re-registration costs	10	93	11	85	3
Patents & trade secrets	15-17	1,683	504	1,673	406
Trademarks & trade names	17	911	251	904	198
Other	5-10	755	311	619	236
		$37,592	$11,088	$37,431	$7,438

Amortization of identifiable intangible assets was approximately $3,650, $3,642 and $2,910 for 2009, 2008 and 2007, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $3,600 per annum for 2010 through 2014. At December 31, 2009 and 2008, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, “Intangibles-Goodwill and Other” (incorporating former SFAS No. 141, “Business Combinations”; and SFAS No. 142, “Goodwill and Other Intangible Assets”).  Identifiable intangible assets are reflected in the Company’s consolidated balance sheets under Intangible assets, net.  There were no changes to the useful lives of intangible assets subject to amortization in 2009 and 2008.

At December 31, 2009, the gross carrying amount included a customer list acquired as part of the Chinook Acquisition in 2007, a customer list, trade name and trade secrets acquired as part of the CMC Acquisition in 2006, as well as a customer list and patent acquired as part of the Loders Croklaan Acquisition in 2005.

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

NOTE 7 - LONG-TERM DEBT & CREDIT AGREEMENTS

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of €7,500, translated to approximately $10,750 as of December 31, 2009 (the “European Term Loan”), the proceeds of which were used to fund the Akzo Nobel Acquisition (see Note 5) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has a maturity date of May 1, 2010 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At December 31, 2009, this interest rate was 1.47%. At December 31, 2009, the European Term Loan had an outstanding balance of €4,732 translated to $6,783. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,300 as of December 31, 2009 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2009. The current European Revolving Facility is subject to an amended monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the “Loan Agreement”) providing for an unsecured term loan of $29,000 (the “Term Loan”), the proceeds of which were used to fund the Chinook Acquisition (see Note 5).  As of December 31, 2009, the Company has paid the Term Loan in full. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has a maturity date of May 31, 2010.  Management believes that such facility will be renewed in the normal course of business.

At December 31, 2009, we had a total of $6,783 of debt outstanding, as compared to a total of $11,575 debt outstanding at December 31, 2008. Indebtedness under the Company’s loan agreements are secured by assets of the Company.

The Company's debt obligations, excluding revolver borrowings, as of December 31, 2009, are summarized in the table below:

	Payments due by period
	Total	Year 1
Long-term debt obligations	$6,783	$6,783

NOTE 8 - INCOME TAXES

Income tax expense consists of the following:

	2009	2008	2007
Current:
Federal	$11,922	$8,849	$7,688
Foreign	1,700	908	295
State	1,425	107	1,299
Deferred:
Federal	(1,181)	(473)	(320)
Foreign	53	31	(100)
State	(102)	(41)	(151)
Total income tax provision	$13,817	$9,381	$8,711

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

	2009	2008	2007
Income tax at Federal statutory rate	$14,211	$9,951	$8,690
State income taxes, net of Federal income tax benefit	766	-	603
Other	(1,160)	(570)	(582)
Total income tax provision	$13,817	$9,381	$8,711

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
Inventories	$721	$474
Restricted stock and stock options	2,525	1,429
Other	683	505
Total deferred tax assets	3,929	2,408
Deferred tax liabilities:
Customer list and goodwill amortization	$1,783	$1,851
Depreciation	4,866	4,430
Prepaid expense	618	765
Trade names and trademarks	199	199
Technology and trade secrets	224	224
Other	378	293
Total deferred tax liabilities	8,068	7,762
Net deferred tax liability	$4,139	$5,354

There is no valuation allowance for deferred tax assets at December 31, 2009 and 2008. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.  The amount of deferred tax asset realizable, however, could change if management’s estimate of future taxable income should change.

The Company adopted the provisions of ASC 740-10 (incorporating former FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS Statement No. 109”) on January 1, 2007.  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority.  Upon adoption of ASC 740-10, the Company recognized approximately a $291 decrease in its retained earnings balance.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
Balance at beginning of period	$813	$733	$411
Increases for tax positions of prior years	73	-	320
Decreases for tax positions of prior years	(131)	(151)	(225)
Increases for tax positions related to current year	217	231	227
Balance at end of period	$972	$813	$733

All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate in such future periods.

The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2009 and 2008, the Company recognized approximately $110 and $22 in interest and penalties, respectively. As of December 31, 2009 and 2008, accrued interest and penalties were $262 and $152, respectively.

The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2006. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 9 - NET EARNINGS PER COMMON SHARE

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per common share:

2009	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$26,785	27,420,091	$.98

Effect of dilutive securities – stock options and restricted stock		1,454,303

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$26,785	28,874,394	$.93

2008	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$19,050	26,950,249	$.71

Effect of dilutive securities – stock options and restricted stock		1,570,986

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$19,050	28,521,235	$.67

2007	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$16,118	26,657,281	$.61

Effect of dilutive securities – stock options and restricted stock		1,258,517

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$16,118	27,915,798	$.58

The Company had 338,400, 415,350 and 13,650 stock options outstanding at December 31, 2009, 2008 and 2007, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) savings plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company’s common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $745 and $430 in 2009, $624 and $406 in 2008 and $503 and $379 in 2007, respectively.

The Company also currently provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The Company uses a December 31 measurement date for its postretirement medical plan.  In accordance with ASC 715, “Compensation—Retirement Benefits” (incorporating former SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”), the Company is required to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The actuarial recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:
	2009	2008
Benefit obligation at beginning of year	$801	$805
Service cost with interest to end of year	33	28
Interest cost	43	40
Participant contributions	14	13
Benefits paid	(45)	(30)
Actuarial (gain) or loss	42	(55)
Benefit obligation at end of year	$888	$801

Change in plan assets:
	2009	2008
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	31	17
Participant contributions	14	13
Benefits paid	(45)	(30)
Fair value of plan assets at end of year	$-	$-

Amounts recognized in consolidated balance sheet:
	2009		2008
Accumulated postretirement benefit obligation		$(888)		$(801)
Fair value of plan assets		-		-
Funded status		(888)		(801)
Unrecognized prior service cost		N/A		N/A
Unrecognized net (gain)/loss		N/A		N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)		$888		$801
Accrued postretirement benefit cost (included in other long-term obligations)	$	N/A	$	N/A

Components of net periodic benefit cost:
	2009	2008	2007
Service cost with interest to end of year	$33	$28	$29
Interest cost	43	40	41
Amortization of prior service cost	(19)	(18)	(18)
Amortization of gain	(3)	(6)	(3)
Total net periodic benefit cost	$54	$44	$49

Estimated future employer contributions and benefit payments are as follows:

Year
2010	$34
2011	45
2012	38
2013	23
2014	26
Years 2015-2019	370

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 10 percent in 2010 declining to 4.5 percent in 2027 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2009 by $116 and the net periodic postretirement benefit cost for 2009 by $11. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2009 by $101 and the net periodic postretirement benefit cost for 2009 by $9. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.45% in 2009 and 5.50% in 2008.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In February 2006, the Company entered into a lease agreement under which the Company leases a portion of a Channahon, Illinois facility where it conducts manufacturing and utilizes certain warehouse space. The term of the lease runs through September 30, 2010, subject to earlier termination.

In February 2002, the Company entered into a ten (10) year lease which became cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which primarily expire at various times through 2013. Rent expense charged to operations under such lease agreements for 2009, 2008 and 2007 aggregated approximately $1,183, $1,284 and $1,047, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at December 31, 2009 are as follows:

Year
2010	$988
2011	684
2012	361
2013	182
2014	119
Thereafter	306
Total minimum lease payments	$2,640

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company’s site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation (“NYDEC”) and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site, which was completed in 1996. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has been less than $5 per year for the period 2004 – 2009.

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

NOTE 12 - SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer products and services to different markets. Effective with the quarter ending March 31, 2008, the Company has realigned its business segment reporting structure to more appropriately reflect the internal management of the businesses, largely due to the impact of acquisitions in 2007. The Company continues to report three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health. Changes to the reporting segments are as follows: chelated minerals and specialty nutritional products for the animal health industry, formerly reported as a part of the encapsulated/nutritional products segment, are now combined with the choline business (formerly BCP Ingredients) into a consolidated Animal Nutrition & Health segment. The encapsulated/nutritional products segment has been renamed Food, Pharma & Nutrition, focusing on human health. There are no changes to the Specialty Products segment. Business segment net sales and earnings from operations have been reclassified for all periods presented to reflect the segment changes.

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

Business Segment Net Sales:
	2009	2008	2007
Specialty Products	$36,368	$35,835	$33,057
Food, Pharma & Nutrition	35,407	35,702	32,052
Animal Nutrition & Health	147,663	160,513	111,092
Total	$219,438	$232,050	$176,201

Business Segment Earnings Before Income Taxes:
	2009	2008	2007
Specialty Products	$14,250	$12,545	$11,824
Food, Pharma & Nutrition	5,029	5,469	4,144
Animal Nutrition & Health	21,380	11,334	9,938
Interest and other income (expense)	(57)	(917)	(1,077)
Total	$40,602	$28,431	$24,829

Depreciation/Amortization:
	2009	2008	2007
Specialty Products	$826	$913	$876
Food, Pharma & Nutrition	1,489	1,316	1,206
Animal Nutrition & Health	5,815	5,557	4,294
Total	$8,130	$7,786	$6,376

Business Segment Assets:
	2009	2008	2007
Specialty Products	$19,235	$21,394	$18,583
Food, Pharma & Nutrition	22,156	22,081	22,426
Animal Nutrition & Health	98,784	105,296	108,125
Other Unallocated	47,638	5,703	5,290
Total	$187,813	$154,474	$154,424

Other unallocated assets consist of certain cash, receivables, prepaid expenses, equipment and leasehold improvements, net of accumulated depreciation, and deferred income taxes, which the Company does not allocate to its individual business segments.

Capital Expenditures:
	2009	2008	2007
Specialty Products	$286	$612	$307
Food, Pharma & Nutrition	639	955	776
Animal Nutrition & Health	2,504	3,513	3,786
Total	$3,429	$5,080	$4,869

Geographic Revenue Information:
	2009	2008	2007
United States	$145,226	$146,753	$132,632
Foreign Countries	74,212	85,297	43,569
Total	$219,438	$232,050	$176,201

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:
	2009	2008	2007
Income taxes	$12,001	$9,379	$6,718
Interest	$214	$958	$1,466

Cash paid during the year for acquisition of assets:
	2009	2008	2007
Assets acquired	$-	$296	$48,957
Less: liabilities assumed	-	-	(8,213)
Cash paid for acquisitions	$-	$296	$40,744

Non-cash financing activities:
	2009	2008	2007
Dividends payable	$3,091	$2,008	$1,975

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In thousands, except per share data)

	2009				2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$52,986	$52,976	$54,292	$59,184	$56,861	$62,901	$58,235	$54,053
Gross profit	16,298	17,304	16,399	16,957	13,483	12,951	12,712	13,432
Earnings before income taxes	9,166	10,303	10.323	10,810	7,191	7,001	6,936	7,303
Net earnings	6,098	6,869	6,852	6,966	4,641	4,724	4,793	4,892
Basic net earnings per common share	$.23	$.25	$.25	$.25	$.17	$.18	$.18	$.18
Diluted net earnings per common share	$.21	$.24	$.24	$.24	$.16	$.17	$.17	$.17

Schedule II

BALCHEM CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

		Additions
Description	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts	Deductions		Balance at End of Year

Year ended December 31, 2009
Allowance for doubtful accounts	$50	$313	$-	$(6)	(a)	$357
Inventory reserve	94	924	-	(219)	(a)	799

Year ended December 31, 2008
Allowance for doubtful accounts	$50	$-	$-	$-		$50
Inventory reserve	174	58	-	(138)	(a)	94

Year ended December 31, 2007
Allowance for doubtful accounts	$50	$-	$-	$-		$50
Inventory reserve	147	20	7	-		174

(a) represents write-offs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

Item 9A.	Controls and Procedures

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2009.

Attestation Report of Registered Public Accounting Firm

The independent registered public accounting firm of McGladrey & Pullen, LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

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

The required information is to be set forth in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2010 Proxy Statement”) under the caption "Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(b)	Executive Officers of the Company.

The required information is to be set forth in the 2010 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance.

The required information is to be set forth in the 2010 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

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

The required information is to be set forth in the 2010 Proxy Statement under the caption “Corporate Governance,” which information is hereby incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item is to be set forth in the 2010 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is to be set forth in the 2010 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and of Management” and the caption “Equity Compensation Plan Information,” all of which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is set forth in the 2010 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in the 2010 Proxy Statement under the caption “Independent Auditor Fees,” which information is hereby incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:
		Form 10-K
1.	Financial Statements	Page Number

	Report of Independent Registered Public Accounting Firm	29

	Consolidated Balance Sheets as of December 31, 2009 and 2008	31

	Consolidated Statements of Earnings for the
	years ended December 31, 2009, 2008 and 2007	32

	Consolidated Statements of Stockholders' Equity
	for the years ended December 31, 2009, 2008 and 2007	33

	Consolidated Statements of Cash Flows
	for the years ended December 31, 2009, 2008 and 2007	34

	Notes to Consolidated Financial Statements	35

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying
	Accounts for the years ended December 31, 2009, 2008 and 2007	56

3.	Exhibits

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

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 25, 2008)

3.3	Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 2, 2008).

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

10.14
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders.*

10.15
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.16
Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)). *

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

Date: March 12, 2010	BALCHEM CORPORATION
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
Date: March 12, 2010

/s/ Francis J. Fitzpatrick
Francis J. Fitzpatrick, Chief Financial
Officer and Treasurer (Principal Financial and Principal Accounting Officer)
Date: March 12, 2010

/s/ Edward L. McMillan
Edward L. McMillan, Director
Date: March 12, 2010

/s/ Kenneth P. Mitchell
Kenneth P. Mitchell, Director
Date: March 12, 2010

/s/ Perry W. Premdas
Perry W. Premdas, Director
Date: March 12, 2010

/s/ Dr. John Televantos
Dr. John Televantos, Director
Date: March 12, 2010

/s/ Dr. Elaine Wedral
Dr. Elaine Wedral, Director
Date: March 12, 2010

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

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 25, 2008)

3.3	Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 2, 2008).

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

10.14
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders.*

10.15
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.16
Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)). *

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