Form 10-Q
period 2010-03-31
BALCHEM CORP
filed 2010-05-10
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of
☒	the Securities Exchange Act of 1934
For The Quarterly Period Ended March 31, 2010
or
☐	Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
Commission File Number 1-13648
BALCHEM CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	13-2578432
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
52 Sunrise Park Road, New Hampton, New York	10958
(Address of principal executive offices)	(Zip Code)

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

Yes  ☑                             No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐                             No  ☐

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
Yes ☐ No ☑

As of May 1, 2010 the registrant had 28,190,728 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part 1 - Financial Information
Item 1. Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	March 31, 2010 (unaudited)	December 31, 2009

Current assets:
Cash and cash equivalents	$51,361	$46,432
Accounts receivable, net	30,692	29,149
Inventories	15,845	13,965
Prepaid expenses	1,608	2,046
Deferred income taxes	875	891
Other current assets	294	529
Total current assets	100,675	93,012

Property, plant and equipment, net	41,811	41,579

Goodwill	26,658	26,658
Intangible assets with finite lives, net	25,585	26,504
Other assets	56	60
Total assets	$194,785	$187,813

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$9,908	$10,876
Accrued expenses	7,772	5,613
Accrued compensation and other benefits	2,555	4,399
Dividends payable	-	3,091
Income tax payable	6,447	3,053
Current debt	6,007	6,783
Total current liabilities	32,689	33,815

Deferred income taxes	4,366	5,030
Other long-term obligations	1,925	1,825
Total liabilities	38,980	40,670

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000
shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 28,183,505 shares issued and outstanding at March 31, 2010 and 28,097,279 shares issued and outstanding at
December 31, 2009	1,879	1,873
Additional paid-in capital	28,545	26,541
Retained earnings	125,605	118,576
Accumulated other comprehensive (loss) income	(224)	153
Total stockholders' equity	155,805	147,143

Total liabilities and stockholders' equity	$194,785	$187,813

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$59,903	$52,986

Cost of sales	42,489	36,688

Gross margin	17,414	16,298

Operating expenses:
Selling expenses	3,826	3,649
Research and development expenses	868	808
General and administrative expenses	2,226	2,531
	6,920	6,988

Earnings from operations	10,494	9,310

Other expenses (income):
Interest income	(70)	(10)
Interest expense	22	74
Other, net	(119)	80

Earnings before income tax expense	10,661	9,166

Income tax expense	3,632	3,068

Net earnings	$7,029	$6,098

Net earnings per common share - basic	$0.25	$0.23

Net earnings per common share - diluted	$0.24	$0.21

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net earnings	$7,029	$6,098

Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	2,058	2,001
(Recovery of) provision for doubtful accounts	(140)	373
Shares issued under employee benefit plans	165	133
Deferred income taxes	(631)	(750)
Foreign currency transaction (gain) loss	(21)	44
Stock compensation expense	979	758
Changes in assets and liabilities:
Accounts receivable	(1,778)	4,420
Inventories	(1,986)	1,203
Prepaid expenses and other current assets	649	1,732
Income taxes	3,444	3,230
Customer deposits and other deferred revenue	-	(5)
Accounts payable and accrued expenses	(175)	(775)
Other	104	40
Net cash provided by operating activities	9,697	18,502

Cash flows from investing activities:
Capital expenditures	(2,015)	(594)
Proceeds from sale of property, plant and equipment	-	3
Acquisition of assets	-	(12)
Net cash used in investing activities	(2,015)	(603)

Cash flows from financing activities:
Principal payments on long-term debt	(371)	(1,700)
Proceeds from stock options exercised	507	701
Excess tax benefits from stock compensation	359	279
Dividends paid	(3,091)	(2,008)
Net cash used in financing activities	(2,596)	(2,728)

Effect of exchange rate changes on cash	(157)	(40)

Increase in cash and cash equivalents	4,929	15,131

Cash and cash equivalents beginning of period	46,432	3,422
Cash and cash equivalents end of period	$51,361	$18,553

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net earnings	$7,029	$6,098

Other comprehensive income, net of tax:

Other	(377)	(66)

Comprehensive income	$6,652	$6,032

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2009 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2009. References in this report to the “Company” mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including BCP Ingredients, Inc., Balchem Minerals Corporation, and Balchem B.V., on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation” (incorporating former Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment”). The Company’s results for the three months ended March 31, 2010 and 2009 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cost of sales	$114	$90
Operating expenses	865	668
Net earnings	(599)	(478)
Basic earnings per common share	(0.02)	(0.02)
Diluted earnings per common share	$(0.02)	$(0.02)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2010, the plans had 5,089,980 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2010 and 2009 is summarized below:

For the three months ended March 31, 2010	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2009	3,286	$11.28	$36,342
Granted	1	22.34
Exercised	(79)	6.43
Expired	-	-
Forfeited	-	-
Outstanding as of March 31, 2010	3,208	$11.40	$42,498	6.4
Exercisable as of March 31, 2010	2,356	$8.97	$36,929	5.5

For the three months ended March 31, 2009	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2008	3,594	$9.21	$26,873
Granted	-	-
Exercised	(119)	5.93
Expired	-	-
Forfeited	(5)	13.03
Outstanding as of March 31, 2009	3,470	$9.31	$26,037	6.5
Exercisable as of March 31, 2009	2,512	$7.19	$24,020	5.5

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2010: dividend yield of 0.6%; expected volatility of 46%; risk-free interest rate of 2.1%; and an expected life of 3.9.  There were no options granted during the three months ended March 31, 2009.

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

Other information pertaining to option activity during the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
Weighted-average fair value of options granted	$8.11	$	N/A
Total intrinsic value of stock options exercised ($000s)	$1,245		$1,027

Non-vested restricted stock activity for the three months ended March 31, 2010 and 2009 is summarized below:

Three months ended March 31, 2010	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2009	418	$14.56
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested balance as of March 31, 2010	418	$14.56

Three months ended March 31, 2009	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2008	347	$13.39
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested balance as of March 31, 2009	347	$13.39

As of March 31, 2010 and 2009, there was $7,491 and $6,725, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2010, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2010 will be approximately $3,900.

STOCK SPLITS AND REPURCHASE OF COMMON STOCK

On December 12, 2009, the Board of Directors of the Company approved a three-for-two split of the Company’s common stock to be effected in the form of a stock dividend to shareholders of record on December 30, 2009. Such stock dividend was made on January 20, 2010. The stock split was recognized by reclassifying the par value of the additional shares resulting from the split, from additional paid-in capital to common stock.

All references to number of common shares and per share amounts except shares authorized in the accompanying consolidated financial statements were retroactively adjusted to reflect the effect of the December 2009 stock split.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 1,961,800 shares have been purchased, none of which remained in treasury at March 31, 2010 or 2009.  During the three months ended March 31, 2010, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials	$6,608	$5,799
Work in progress	803	793
Finished goods	8,434	7,373
Total inventories	$15,845	$13,965

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Land	$2,022	$2,112
Building	15,392	15,593
Equipment	54,560	54,068
Construction in progress	3,764	2,676
	75,738	74,449
Less: accumulated depreciation	33,927	32,870
Net property, plant and equipment	$41,811	$41,579

NOTE 5 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $26,658 as of March 31, 2010 and December 31, 2009 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other” (incorporating former SFAS No. 141, “Business Combinations”; and SFAS No. 142, “Goodwill and Other Intangible Assets”).

As of March 31, 2010 and December 31, 2009, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $37,584 and $37,592, respectively, less accumulated amortization of $11,999 and $11,088, respectively.

Identifiable intangible assets with finite lives at March 31, 2010 and December 31, 2009 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 3/31/10	Accumulated Amortization at 3/31/10	Gross Carrying Amount at 12/31/09	Accumulated Amortization at 12/31/09
Customer lists	10	$34,150	$10,864	$34,150	$10,011
Regulatory re-registration costs	10	94	13	93	11
Patents & trade secrets	15-17	1,684	529	1,683	504
Trademarks & trade names	17	902	264	911	251
Other	5-10	754	329	755	311
		$37,584	$11,999	$37,592	$11,088

Amortization of identifiable intangible assets was approximately $912 for each of the three months ended March 31, 2010 and 2009. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2010 is $2,729 and approximately $3,600 per annum for 2011 through 2015. At March 31, 2010, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2010.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended March 31, 2010	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$7,029	27,757,708	$.25

Effect of dilutive securities – stock options and restricted stock		1,586,190

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$7,029	29,343,898	$.24

Three months ended March 31, 2009	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$6,098	27,105,527	$.23

Effect of dilutive securities – stock options and restricted stock		1,438,517

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$6,098	28,544,044	$.21

The Company had stock options covering 339,600 and 958,725 shares at March 31, 2010 and 2009, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 7 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10 (incorporating former FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”).  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority.  Upon adoption of ASC 740-10, the Company recognized approximately a $291 decrease in its retained earnings balance.  The charge before federal tax benefits was $411. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2010 was approximately $270 and is included in other long-term obligations. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2010, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2006. There was not a significant change in the liabilities for unrecognized tax benefits during the three months ended March 31, 2010.

NOTE 8 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended
	March 31,
	2010	2009
Specialty Products	$9,668	$8,794
Food, Pharma & Nutrition	9,966	8,304
Animal Nutrition & Health	40,269	35,888
Total	$59,903	$52,986

Business Segment Earnings Before Income Taxes:

	Three Months Ended
	March 31,
	2010	2009
Specialty Products	$3,312	$3,387
Food, Pharma & Nutrition	1,981	959
Animal Nutrition & Health	5,201	4,964
Interest and other income (expense)	167	(144)
Total	$10,661	$9,166

The following table summarizes domestic (U.S.) and foreign sales for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended
	March 31,
	2010	2009
Domestic	$38,761	$37,040
Foreign	21,142	15,946
Total	$59,903	$52,986

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2010 and 2009 for income taxes and interest is as follows:

	Three months ended
	March 31,
	2010	2009
Income taxes	$444	$376
Interest	$24	$109

NOTE 10 – LONG-TERM DEBT AND CREDIT AGREEMENTS

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of €7,500, translated to $10,091 as of March 31, 2010 (the “European Term Loan”), the proceeds of which were used to fund the 2007 Akzo Nobel Acquisition (described in Note 5 of the Company’s Form 10-K as of December 31, 2009) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has been renewed with a new maturity date of May 1, 2014 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At March 31, 2010, this interest rate was 1.42%.  At March 31, 2010, the European Term Loan had an outstanding balance of €4,464, translated to $6,007. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,037 as of March 31, 2010 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2010. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the “Loan Agreement”) providing for an unsecured term loan of $29,000 (the “Term Loan”), the proceeds of which were used to fund the 2007 Chinook Acquisition (described in Note 5 of the Company’s Form 10-K as of December 31, 2009).  As of March 31, 2010, the Company has paid the Term Loan in full. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly.  No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2011.  Management believes that such facility will be renewed in the normal course of business.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the three months ended March 31, 2010 and March 31, 2009 was as follows:

	2010	2009
Service cost	$9	$8
Interest cost	12	11
Expected return on plan assets	-	-
Amortization of transition obligation	-	-
Amortization of prior service cost	(5)	(5)
Amortization of gain	(1)	(1)
Net periodic benefit cost	$15	$13

The amount recorded on the Company’s balance sheet as of March 31, 2010 for this obligation is $908, and it is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As part of the June 30, 2005 acquisition of certain assets relating to the encapsulation, agglomeration and granulation business of Loders Croklaan USA, LLC, the Company entered into a lease agreement with Loders under which the Company leases a portion of Loders’ Channahon, Illinois facility where it principally conducted the manufacturing portion of the acquired business and utilized certain warehouse space. The initial term of the lease commenced in February 2006 and runs through September 30, 2010, subject to earlier termination or extension.

In February 2002, the Company entered into a ten (10) year lease, which became cancelable in 2009, for approximately 20,000 square feet of office space. The office space is now serving as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles, railcars and office equipment under non-cancelable operating leases, which primarily expire at various times through 2015.

Rent expense charged to operations under such lease agreements for the three months ended March 31, 2010 and 2009 aggregated approximately $295 and $286, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at March 31, 2010 are as follows:

Year
April 1, 2010 to December 31, 2010	$711
2011	676
2012	361
2013	209
2014	116
2015	80
Thereafter	59
Total minimum lease payments	$2,212

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

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements” ("ASU 2010-09"). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of this ASU to be significant to its consolidated financial statements.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three months ended March 31, 2010 and March 31, 2009:

Business Segment Net Sales:

	Three Months Ended
	March 31,
	2010	2009
Specialty Products	$9,668	$8,794
Food, Pharma & Nutrition	9,966	8,304
Animal Nutrition & Health	40,269	35,888
Total	$59,903	$52,986

Business Segment Earnings From Operations:

	Three Months Ended
	March 31,
	2010	2009
Specialty Products	$3,312	$3,387
Food, Pharma & Nutrition	1,981	959
Animal Nutrition & Health	5,201	4,964
Total	$10,494	$9,310

RESULTS OF OPERATIONS

Three months ended March 31, 2010 compared to three months ended March 31, 2009.

Net Sales

Net sales for the three months ended March 31, 2010 were $59,903, as compared with $52,986 for the three months ended March 31, 2009, an increase of $6,917 or 13.1%. Net sales for the Specialty Products segment were $9,668 for the three months ended March 31, 2010, as compared with $8,794 for the three months ended March 31, 2009, an increase of $874 or 9.9%. This increase in sales was derived principally from an increase in volumes of certain ethylene oxide and propylene oxide products. Net sales for the Food, Pharma & Nutrition segment were $9,966 for the three months ended March 31, 2010 compared with $8,304 for the three months ended March 31, 2009, an increase of $1,662 or 20.0%.  This result was driven principally by volume increases in the domestic and international food sectors, primarily due to higher volumes of encapsulated ingredients for baking, preservation and confection markets.  Also contributing to the increase was higher sales of human choline products for both food applications and the supplement markets. These increases were partially offset by lower sales of calcium products and Vitashure® products for nutritional enhancement.  Net sales of $40,269 were realized for the three months ended March 31, 2010 for the Animal Nutrition & Health segment, as compared with $35,888 for the prior year comparable quarter, an increase of $4,381 or 12.2%.  Feed and industrial grade choline product sales and derivatives increased 9.9% or $2,966 over the prior year quarter, principally from a rebound in the international poultry market and the industrial sector due to the improving economy. Sales of our specialty animal nutrition and health products, targeted for ruminant production animals and companion animals, increased 24.1% or $1,415 over the prior year comparable quarter primarily due to increased volume resulting from some regional improvement in dairy economics.

Gross Margin

Gross margin for the three months ended March 31, 2010 increased to $17,414 compared to $16,298 for the three months ended March 31, 2009, an increase of 6.8%.  Gross margin percentage for the three months ended March 31, 2010 was 29.1%, as compared to 30.8% for the prior year comparable quarter, as the benefits of increased sales volumes were offset primarily by higher petro-chemical based raw material costs and an unfavorable product mix.  Gross margin percentage for the Specialty Products segment decreased by 5.2% primarily due to the aforementioned higher petro-chemical based raw material costs.  Gross margin percentage in the Food, Pharma & Nutrition segment increased by 6.5% as margins were favorably affected by increased sales volumes and product mix.  Gross margin percentage in the Animal Nutrition and Health segment decreased by 2.7% principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were $6,920, as compared to $6,988 for the three months ended March 31, 2009, a decrease of $68 or 1.0%.  This slight decrease was due to lower general and administrative expenses being offset primarily by higher payroll related expenses and increased investment in research and development. Operating expenses were 11.6% of sales or 1.6 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable quarter. During the three months ended March 31, 2010 and 2009, the Company spent $868 and $808 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for the three months ended March 31, 2010 increased to $10,494 compared to $9,310 for the three months ended March 31, 2009, an increase of $1,184 or 12.7%.  This increase was principally driven by increased sales volumes over the prior year comparable quarter, partially offset primarily by higher petro-chemical based raw material costs.  Earnings from operations as a percentage of sales (“operating margin”) for the three months ended March 31, 2010 decreased slightly to 17.5% compared to 17.6% for the three months ended March 31, 2009, principally a result of the aforementioned higher sales volumes being offset by higher petro-chemical based raw material costs and an unfavorable product mix. The Company is continuing to focus on volume growth into export markets and new product launches. Earnings from operations for the Specialty Products segment were $3,312, a decrease of $75 or 2.2%, primarily due to increased sales volumes being offset by higher petro-chemical based raw material costs and increased expenses related to development work on our ERC technology for repackaging, distribution and delivery of a product for the fruit ripening industry. Earnings from operations for Food, Pharma & Nutrition were $1,981, an increase of $1,022 or 106.6%, due largely to the aforementioned increased sales volumes and favorable product mix. Earnings from operations for Animal Nutrition & Health increased by $237 to $5,201, a 4.8% increase from the prior comparable quarter, as increased sales volumes were partially offset by increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Other Expenses (Income)

Interest income for the three months ended March 31, 2010 totaled $70 as compared to $10 for the three months ended March 31, 2009.  Interest expense was $22 for the three months ended March 31, 2010 compared to $74 for the three months ended March 31, 2009.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the Term Loan (as defined below in the Financing Activities section of Liquidity and Capital Resources).  Other income of $119 for the three months ended March 31, 2010 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 34.1% and 33.5% respectively.  This increase in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes, as well as a change in the income proportion towards jurisdictions with higher tax rates.

Net Earnings

Principally as a result of the above-noted increase in sales, partially offset primarily by higher costs of certain petro-chemical raw materials, net earnings were $7,029 for the three months ended March 31, 2010, as compared with $6,098 for the three months ended March 31, 2009, an increase of 15.3%.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The Company's contractual obligations and commitments principally include obligations associated with future minimum non-cancelable operating lease obligations, long-term debt obligations, interest payment obligations and purchase obligations principally related to open purchase orders for inventory not yet received or recorded on our balance sheet.

The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

During the three months ended March 31, 2010, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash

Cash and cash equivalents increased to $51,361 at March 31, 2010 from $46,432 at December 31, 2009 primarily resulting from the information detailed below.  Working capital amounted to $67,986 at March 31, 2010 as compared to $59,197 at December 31, 2009, an increase of $8,789.

Operating Activities

Cash flows from operating activities provided $9,697 for the three months ended March 31, 2010 compared to $18,502 for the three months ended March 31, 2009.  The decrease in cash flows from operating activities was primarily due to an increase in accounts receivable and inventories, partially offset by higher net earnings.

Investing Activities

Capital expenditures were $2,015 for the three months ended March 31, 2010 compared to $594 for the three months ended March 31, 2009.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 1,961,800 shares have been purchased, none of which remained in treasury at March 31, 2010 or 2009.  During the three months ended March 31, 2010, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

On April 30, 2007, the Company, and its principal bank entered into a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of €7,500, translated to $10,091 as of March 31, 2010 (the “European Term Loan”), the proceeds of which were used to fund the 2007 Akzo Nobel Acquisition (described in Note 5 of the Company’s Form 10-K as of December 31, 2009) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has been renewed with a new maturity date of May 1, 2014 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At March 31, 2010, this interest rate was 1.42%.  At March 31, 2010, the European Term Loan had an outstanding balance of €4,464, translated to $6,007. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,037 as of March 31, 2010 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2010. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the “Loan Agreement”) providing for an unsecured term loan of $29,000 (the “Term Loan”), the proceeds of which were used to fund the 2007 Chinook Acquisition (described in Note 5 of the Company’s Form 10-K as of December 31, 2009).  As of March 31, 2010, the Company has paid the Term Loan in full. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly.  No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2011.  Management believes that such facility will be renewed in the normal course of business.

Significant financial covenants in our loan agreements include maintaining at certain levels our Current Ratio, Funded Debt Ratio, and a Fixed Charge Coverage Ratio. We were in compliance with all material covenants related to our loan agreements as of March 31, 2010 and we expect to be in compliance with all material covenants during fiscal 2010. Our loan agreements require compliance with all of the covenants defined in the agreement. If we were out of compliance with any debt covenant required by our loan agreements following the applicable cure period, our lender could terminate its commitment, unless we successfully negotiate a covenant waiver.

Proceeds from stock options exercised totaled $507 and $701 for the three months ended March 31, 2010 and 2009, respectively. Dividend payments were $3,091 and $2,008 for the three months ended March 31, 2010 and 2009, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of March 31, 2010 for this obligation is $908. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2009 Annual Report on Form 10-K, during the three months ended March 31, 2010.

Related Party Transactions

The Company was not engaged in related party transactions during the three months ended March 31, 2010.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of March 31, 2010, the Company’s borrowings were under a bank term loan bearing interest at EURIBOR plus 1.00% and a revolving line of credit bearing interest at EURIBOR plus 1.45%.  A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at March 31, 2010, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $60. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Part II.                   Other Information

Item 1A.                Risk Factors

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.                   Reserved.

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

BALCHEM CORPORATION

By: /s/ Dino A. Rossi
Dino A. Rossi, Chairman, President and
Chief Executive Officer

Date: May 10, 2010

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