Form 10-Q
period 2010-06-30
BALCHEM CORP
filed 2010-08-06
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of
X	the Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2010
or
__	Transition Report Pursuant to Section 13 or 15(d) of
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

As of August 1, 2010 the registrant had 28,321,371 shares of its Common Stock, $.06 2/3 par value, outstanding.

Item 1. Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	June 30, 2010 (unaudited)	December 31, 2009

Current assets:
Cash and cash equivalents	$50,374	$46,432
Accounts receivable, net	30,367	29,149
Inventories	16,931	13,965
Prepaid expenses	1,373	2,046
Deferred income taxes	755	891
Other current assets	236	529
Total current assets	100,036	93,012

Property, plant and equipment, net	42,165	41,579

Goodwill	28,705	26,658
Intangible assets with finite lives, net	29,442	26,504
Other assets	51	60
Total assets	$200,399	$187,813

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$11,380	$10,876
Accrued expenses	5,245	5,613
Accrued compensation and other benefits	2,737	4,399
Customer deposits and other deferred revenue	39	-
Dividends payable	-	3,091
Income tax payable	2,197	3,053
Current debt	1,308	6,783
Total current liabilities	22,906	33,815

Long-term debt	3,815	-
Deferred income taxes	5,626	5,030
Other long-term obligations	2,581	1,825
Total liabilities	34,928	40,670

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000
shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 28,260,090 shares issued and outstanding at June 30, 2010 and 28,097,279 shares issued and outstanding at
December 31, 2009	1,884	1,873
Additional paid-in capital	30,517	26,541
Retained earnings	133,943	118,576
Accumulated other comprehensive (loss) income	(873)	153
Total stockholders' equity	165,471	147,143

Total liabilities and stockholders' equity	$200,399	$187,813

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$61,458	$52,976	$121,361	$105,962

Cost of sales	42,342	35,672	84,831	72,360

Gross margin	19,116	17,304	36,530	33,602

Operating expenses:
Selling expenses	3,647	3,832	7,473	7,480
Research and development expenses	670	880	1,538	1,688
General and administrative expenses	2,358	2,307	4,584	4,839
	6,675	7,019	13,595	14,007

Earnings from operations	12,441	10,285	22,935	19,595

Other expenses (income):
Interest income	(69)	(20)	(140)	(30)
Interest expense	18	41	40	115
Other, net	(59)	(39)	(177)	41

Earnings before income tax expense	12,551	10,303	23,212	19,469

Income tax expense	4,212	3,434	7,844	6,502

Net earnings	$8,339	$6,869	$15,368	$12,967

Net earnings per common share - basic	$0.30	$0.25	$0.55	$0.48

Net earnings per common share - diluted	$0.28	$0.24	$0.52	$0.45

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$15,368	$12,967

Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	4,144	4,032
(Recovery of) provision for doubtful accounts	(176)	464
Shares issued under employee benefit plans	273	256
Deferred income taxes	(1,010)	(1,299)
Foreign currency transaction (gain) loss	(54)	36
Stock compensation expense	1,952	1,505
Changes in assets and liabilities:
Accounts receivable	(1,729)	4,721
Inventories	(3,261)	869
Prepaid expenses and other current assets	916	2,062
Income taxes	(649)	(611)
Customer deposits and other deferred revenue	39	-
Accounts payable and accrued expenses	(474)	1,804
Other	208	80
Net cash provided by operating activities	15,547	26,886

Cash flows from investing activities:
Capital expenditures	(4,469)	(1,424)
Proceeds from sale of property, plant and equipment	-	4
Acquisition of a business	(4,633)	(14)
Net cash used in investing activities	(9,102)	(1,434)

Cash flows from financing activities:
Revolver borrowings	-	701
Revolver payments	-	(1,943)
Principal payments on long-term debt	(713)	(2,065)
Proceeds from stock options exercised	1,036	2,038
Excess tax benefits from stock compensation	726	1,431
Dividends paid	(3,091)	(2,008)
Net cash used in financing activities	(2,042)	(1,846)

Effect of exchange rate changes on cash	(461)	64

Increase in cash and cash equivalents	3,942	23,670

Cash and cash equivalents beginning of period	46,432	3,422
Cash and cash equivalents end of period	$50,374	$27,092

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net earnings	$8,339	$6,869	$15,368	$12,967

Other comprehensive income, net of tax where applicable:

Translation adjustments	(646)	188	(1,019)	125

Unfunded postretirement benefit plan	(3)	(4)	(7)	(7)

Comprehensive income, net of tax where applicable	$7,690	$7,053	$14,342	$13,085

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation”. The Company’s results for the three and six months ended June 30, 2010 and 2009 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Cost of sales	$113	$88
Operating expenses	860	659
Net earnings	(624)	(444)
Basic earnings per common share	(0.02)	(0.02)
Diluted earnings per common share	$(0.02)	$(0.02)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cost of sales	$227	$178
Operating expenses	1,725	1,327
Net earnings	(1,223)	(922)
Basic earnings per common share	(0.04)	(0.03)
Diluted earnings per common share	$(0.04)	$(0.03)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2010, the plans had 5,092,770 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2010 and 2009 is summarized below:

For the six months ended June 30, 2010	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2009	3,286	$11.28	$36,342
Granted	1	22.34
Exercised	(151)	6.85
Forfeited	(4)	17.46
Outstanding as of June 30, 2010	3,132	$11.49	$42,312	6.2
Exercisable as of June 30, 2010	2,285	$9.03	$36,491	5.3

For the six months ended June 30, 2009	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2008	3,594	$9.21	$26,873
Granted	1	16.57
Exercised	(433)	4.71
Forfeited	(15)	14.07
Outstanding as of June 30, 2009	3,147	$9.80	$20,971	6.5
Exercisable as of June 30, 2009	2,200	$7.62	$19,203	5.6

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.6% and 0.5%; expected volatilities of 46% and 50%; risk-free interest rates of 2.1% and 1.8%; and expected lives of 3.9 and 3.3, in each case for the six months ended June 30, 2010 and 2009, respectively.

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
Other information pertaining to option activity during the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average fair value of options granted	$8.11	$5.92	$8.11	$5.92
Total intrinsic value of stock options exercised ($000s)	$1,274	$3,808	$2,518	$4,835

Non-vested restricted stock activity for the six months ended June 30, 2010 and 2009 is summarized below:

Six months ended June 30, 2010	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2009	418	$14.56
Non-vested balance as of June 30, 2010	418	$14.56

Six months ended June 30, 2009	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2008	347	$13.39
Non-vested balance as of June 30, 2009	347	$13.39

As of June 30, 2010 and 2009, there was $6,494 and $5,934 respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2010, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2010 will be approximately $3,900.

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

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 1,961,800 shares have been purchased, none of which remained in treasury at June 30, 2010 or 2009.  During the six months ended June 30, 2010, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials	$6,039	$5,799
Work in progress	283	793
Finished goods	10,609	7,373
Total inventories	$16,931	$13,965

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Land	$1,895	$2,112
Building	15,170	15,593
Equipment	54,236	54,068
Construction in progress	5,788	2,676
	77,089	74,449
Less: accumulated depreciation	34,924	32,870
Net property, plant and equipment	$42,165	$41,579

NOTE 5 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $28,705 as of June 30, 2010 and $26,658 as of December 31, 2009 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other” (incorporating former SFAS No. 141, “Business Combinations”; and SFAS No. 142, “Goodwill and Other Intangible Assets”). For the six months ended June 30, 2010, the increase in the goodwill is related to an acquisition of a marketer and distributor of propylene oxide for use in the fumigation of certain nut meats. The assets acquired and liabilities assumed as part of this acquisition are not material to the financial statements. Also, the effect of this acquisition on pro forma revenue and earnings for the periods presented is not material to the financial statements.

As of June 30, 2010 and December 31, 2009, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $42,387 and $37,592, respectively, less accumulated amortization of $12,945 and $11,088, respectively.  For the six months ended June 30, 2010, the increase in the gross carrying amount is primarily attributable to a customer list and registration costs acquired as part of the aforementioned acquisition.

Identifiable intangible assets with finite lives at June 30, 2010 and December 31, 2009 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 6/30/10	Accumulated Amortization at 6/30/10	Gross Carrying Amount at 12/31/09	Accumulated Amortization at 12/31/09
Customer lists	10	$37,750	$11,745	$34,150	$10,011
Regulatory registration costs	10	1,293	25	93	11
Patents & trade secrets	15-17	1,687	552	1,683	504
Trademarks & trade names	17	902	277	911	251
Other	5-10	755	346	755	311
		$42,387	$12,945	$37,592	$11,088

Amortization of identifiable intangible assets was approximately $1,858 for the six months ended June 30, 2010. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2010 is $2,059 and approximately $4,100 per annum for 2011 through 2015. At June 30, 2010, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2010.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended June 30, 2010	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$8,339	27,812,204	$.30

Effect of dilutive securities – stock options and restricted stock		1,722,089

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$8,339	29,534,293	$.28

Three months ended June 30, 2009	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$6,869	27,335,183	$.25

Effect of dilutive securities – stock options and restricted stock		1,441,166

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$6,869	28,776,349	$.24

Six months ended June 30, 2010	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$15,368	27,784,956	$.55

Effect of dilutive securities – stock options and restricted stock		1,654,118

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$15,368	29,439,074	$.52

Six months ended June 30, 2009	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$12,967	27,220,355	$.48

Effect of dilutive securities – stock options and restricted stock		1,439,841

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$12,967	28,660,196	$.45

The Company had stock options covering 338,250 and 412,200 shares at June 30, 2010 and 2009, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 7 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes”.  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority.  Upon adoption of ASC 740-10, the Company recognized approximately a $291 decrease in its retained earnings balance.  The charge before federal tax benefits was $411. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2010 was approximately $270 and is included in other long-term obligations. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2010, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2006. There was not a significant change in the liabilities for unrecognized tax benefits during the six months ended June 30, 2010.

NOTE 8 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Specialty Products	$10,222	$9,093	$19,890	$17,887
Food, Pharma & Nutrition	10,583	9,091	20,549	17,395
Animal Nutrition & Health	40,653	34,792	80,922	70,680
Total	$61,458	$52,976	$121,361	$105,962

Business Segment Earnings Before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Specialty Products	$3,618	$3,749	$6,930	$7,136
Food, Pharma & Nutrition	2,847	1,283	4,828	2,242
Animal Nutrition & Health	5,976	5,253	11,177	10,217
Interest and other income (expense)	110	18	277	(126)
Total	$12,551	$10,303	$23,212	$19,469

The following table summarizes domestic (U.S.) and foreign sales for the three and six months ended June 30, 2010 and June 30, 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Domestic	$41,650	$34,960	$80,411	$72,000
Foreign	19,808	18,016	40,950	33,962
Total	$61,458	$52,976	$121,361	$105,962

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2010 and 2009 for income taxes and interest is as follows:

	Six months ended
	June 30,
	2010	2009
Income taxes	$8,743	$6,970
Interest	$43	$153

NOTE 10 – LONG-TERM DEBT AND CREDIT AGREEMENTS

On April 30, 2007, the Company and its principal bank entered into a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $9,156 (the “European Term Loan”), the proceeds of which were used to fund the 2007 Akzo Nobel Acquisition (described in Note 5 of the Company’s Form 10-K as of December 31, 2009) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has been renewed with a new maturity date of May 1, 2014 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At June 30, 2010, this interest rate was 1.48%.  At June 30, 2010, the European Term Loan had an outstanding balance of $5,123. The European Loan Agreement also provides for a short-term revolving credit facility of $3,662 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2010. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the “Loan Agreement”) providing for an unsecured term loan of $29,000 (the “Term Loan”), the proceeds of which were used to fund the 2007 Chinook Acquisition (described in Note 5 of the Company’s Form 10-K as of December 31, 2009).  As of June 30, 2010, the Company has paid the Term Loan in full. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly.  No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2011.  Management believes that such facility will be renewed in the normal course of business.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the six months ended June 30, 2010 and June 30, 2009 was as follows:

	2010	2009
Service cost	$17	$16
Interest cost	22	21
Expected return on plan assets	-	-
Amortization of transition obligation	-	-
Amortization of prior service cost	(9)	(9)
Amortization of gain	(1)	(1)
Net periodic benefit cost	$29	$27

The amount recorded on the Company’s balance sheet as of June 30, 2010 for this obligation is $927, and it is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

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

Rent expense charged to operations under such lease agreements for the six months ended June 30, 2010 and 2009 aggregated approximately $523 and $560, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at June 30, 2010 are as follows:

Year
July 1, 2010 to December 31, 2010	$482
2011	666
2012	347
2013	177
2014	112
2015	76
Thereafter	54
Total minimum lease payments	$1,914

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

The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources (“MDNR”) included removal of dioxin contaminated soil and equipment, separate from the manufacturing facilities, and the installation of wells to monitor groundwater and surface water contamination by organic chemicals. No ground water or surface water treatment was required.  The Company believes that remediation of the site is complete.  In 1998, the EPA certified the work on the contaminated soils to be complete. In February 2000, after the conclusion of two years of monitoring groundwater and surface water, the former owner submitted a draft third party risk assessment report to the EPA and MDNR recommending no further action. The prior owner is awaiting the response of the EPA and MDNR to the draft risk assessment.

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

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under ASU 2010-17, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.  ASU 2010-17 is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010.  The Company does not expect the adoption of this ASU to be significant to its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements” ("ASU 2010-09"). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

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

We also sell propylene oxide principally to customers seeking smaller (as opposed to bulk) quantities and whose requirements include timely delivery and safe handling. Propylene oxide uses can include fumigation of nut meats and spices, various chemical synthesis applications, to make paints more durable, and for manufacturing specialty starches and textile coatings.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2010 and June 30, 2009:

Business Segment Net Sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Specialty Products	$10,222	$9,093	$19,890	$17,887
Food, Pharma & Nutrition	10,583	9,091	20,549	17,395
Animal Nutrition & Health	40,653	34,792	80,922	70,680
Total	$61,458	$52,976	$121,361	$105,962

Business Segment Earnings From Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Specialty Products	$3,618	$3,749	$6,930	$7,136
Food, Pharma & Nutrition	2,847	1,283	4,828	2,242
Animal Nutrition & Health	5,976	5,253	11,177	10,217
Total	$12,441	$10,285	22,935	19,595

RESULTS OF OPERATIONS

Three months ended June 30, 2010 compared to three months ended June 30, 2009.

Net Sales

Net sales for the three months ended June 30, 2010 were $61,458, as compared with $52,976 for the three months ended June 30, 2009, an increase of $8,482 or 16.0%. Net sales for the Specialty Products segment were $10,222 for the three months ended June 30, 2010, as compared with $9,093 for the three months ended June 30, 2009, an increase of $1,129 or 12.4%. This increase in sales was derived principally from an increase in volumes sold of propylene oxide, a result of our recent acquisition of a marketer and distributor of propylene oxide for use in the fumigation of certain nut meats. Net sales for the Food, Pharma & Nutrition segment were $10,583 for the three months ended June 30, 2010 compared with $9,091 for the three months ended June 30, 2009, an increase of $1,492 or 16.4%.  This result was driven principally by a volume increase in the domestic food sector, primarily due to higher volumes of encapsulated ingredients for baking, preservation and confection markets.  Also contributing to the increase was higher sales of human choline products for both food applications and the supplement markets. These increases were partially offset by lower sales of calcium products and Vitashure® products for nutritional enhancement.  Net sales of $40,653 were realized for the three months ended June 30, 2010 for the Animal Nutrition & Health segment, as compared with $34,792 for the prior year comparable quarter, an increase of $5,861 or 16.8%. Feed and industrial grade choline product sales and derivatives increased 17.9% or $5,233 over the prior year quarter.  Sales of our largest AN&H product group, aqueous and dry feed grade choline products, were flat with the prior year quarter. There were a number of factors contributing to this end result. During the quarter, the Company saw improved sales of liquid and dry choline into the North American feed segment, reflecting poultry production levels that appear to have stabilized. Exports of liquid and dry choline from the Company’s North American plants declined due to rising raw material costs in combination with global competition and unfavorable currency rates. Volume sales of liquid and dry Italian produced choline were flat with the prior year quarter; however, sales dollars were lower as Euro denominated sales were negatively impacted by the strength of the U.S. Dollar relative to the Euro. The Company experienced increased sales of industrial grade products being sold for various industrial applications, predominantly in North America, but also in Europe. Sales of our specialty animal nutrition and health products, largely targeted to the ruminant and companion animal markets, increased 11.4% or $628 over the prior year comparable quarter, as some regional improvement in dairy economics supported greater demand for these products, particularly with strong sales of Aminoshure-L®, the Company’s rumen protected lysine.

Gross Margin

Gross margin for the three months ended June 30, 2010 increased to $19,116 compared to $17,304 for the three months ended June 30, 2009, an increase of 10.5%. Gross margin percentage for the three months ended June 30, 2010 was 31.1%, as compared to 32.7% for the prior year comparable quarter, as the benefits of increased sales volumes were offset primarily by higher petro-chemical based raw material costs. Gross margin percentage for the Specialty Products segment decreased by 7.2% primarily due to the aforementioned higher petro-chemical based raw material costs. Gross margin percentage in the Food, Pharma & Nutrition segment increased by 10.0% as margins were favorably affected by increased sales volumes, improved product mix and plant efficiencies.  Gross margin percentage in the Animal Nutrition and Health segment decreased by 2.9% principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 were $6,675, as compared to $7,019 for the three months ended June 30, 2009, a decrease of $344 or 4.9%.  This decrease was primarily due to a reduction in outside contract research expense, principally due to the timing of these activities, and accounts receivable reserves for international accounts that were an expense/reserve item in the prior year comparable quarter. Operating expenses were 10.9% of sales or 2.3 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable quarter. During the three months ended June 30, 2010 and 2009, the Company spent $670 and $880 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for the three months ended June 30, 2010 increased to $12,441 compared to $10,285 for the three months ended June 30, 2009, an increase of $2,156 or 21.0%. This increase was principally driven by increased sales volumes over the prior year comparable quarter, partially offset primarily by higher petro-chemical based raw material costs. Earnings from operations as a percentage of sales (“operating margin”) for the three months ended June 30, 2010 increased to 20.2% from 19.4% for the three months ended June 30, 2009, principally a result of the aforementioned higher sales volumes being partially offset by higher petro-chemical based raw material costs. The Company is continuing to focus on volume growth with new product launches into both domestic and international markets, as well as capitalizing on its varied choline production capabilities. Earnings from operations for the Specialty Products segment were $3,618, a decrease of $131 or 3.5%, primarily due to increased sales volumes being offset by higher petro-chemical based raw material costs, increased expenses related to development work on our ERC technology for repackaging, distribution and delivery of a product for the fruit ripening industry, and certain costs related to the aforementioned acquisition. Earnings from operations for Food, Pharma & Nutrition were $2,847, an increase of $1,564 or 121.9%, due largely to the aforementioned increased sales volumes, favorable product mix and plant efficiencies. Earnings from operations for Animal Nutrition & Health increased by $723 to $5,976, a 13.8% increase from the prior year comparable quarter, principally from favorable operating variances due to the volume improvement in both sales and production.  Also contributing to the improvement was the aforementioned reduction in outside contract research expense and accounts receivable reserves for international accounts that were an expense/reserve item in the prior year comparable quarter.  These improvements were partially offset by increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Other Expenses (Income)

Interest income for the three months ended June 30, 2010 totaled $69 as compared to $20 for the three months ended June 30, 2009.  Interest expense was $18 for the three months ended June 30, 2010 compared to $41 for the three months ended June 30, 2009.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from normal recurring principal payments, as well as paying off revolver borrowings.  Other income of $59 for the three months ended June 30, 2010 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended June 30, 2010 and 2009 was 33.6% and 33.3% respectively.  This slight increase in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes, as well as a change in the income proportion towards jurisdictions with higher tax rates.

Net Earnings

Principally as a result of the above-noted increase in sales, partially offset primarily by higher costs of certain petro-chemical based raw materials, net earnings were $8,339 for the three months ended June 30, 2010, as compared with $6,869 for the three months ended June 30, 2009, an increase of 21.4%.

Six months ended June 30, 2010 compared to six months ended June 30, 2009.

Net Sales

Net sales for the six months ended June 30, 2010 were $121,361, as compared with $105,962 for the six months ended June 30, 2009, an increase of $15,399 or 14.5%. Net sales for the Specialty Products segment were $19,890 for the six months ended June 30, 2010, as compared with $17,887 for the six months ended June 30, 2009, an increase of $2,003 or 11.2%. This increase in sales was derived principally from an increase in volumes of certain ethylene oxide and propylene oxide products. Net sales for the Food, Pharma & Nutrition segment were $20,549 for the six months ended June 30, 2010 compared with $17,395 for the six months ended June 30, 2009, an increase of $3,154 or 18.1%.  This result was driven principally by a volume increase in the domestic food sector, primarily due to higher volumes of encapsulated ingredients for baking, preservation and confection markets.  Also contributing to the increase was higher sales of human choline products for both food applications and the supplement markets. These increases were partially offset by lower sales of calcium products and Vitashure® products for nutritional enhancement.  Net sales of $80,922 were realized for the six months ended June 30, 2010 for the Animal Nutrition & Health segment, as compared with $70,680 for the prior year comparable period, an increase of $10,242 or 14.5%.  Feed and industrial grade choline product sales and derivatives increased 13.8% or $8,199 over the prior period. The Company experienced increased sales of industrial grade products being sold for various industrial applications, predominantly in North America, but also in Europe.  Sales of our specialty animal nutrition and health products, largely targeted to the ruminant and companion animal markets, increased 18.0% or $2,043 over the prior year comparable period, as some regional improvement in dairy economics supported greater demand for these products, particularly with strong sales of Aminoshure-L®, the Company’s rumen protected lysine.

Gross Margin

Gross margin for the six months ended June 30, 2010 increased to $36,530 compared to $33,602 for the six months ended June 30, 2009, an increase of 8.7%.  Gross margin percentage for the six months ended June 30, 2010 was 30.1%, as compared to 31.7% for the prior year comparable period, as the benefits of increased sales volumes were offset primarily by higher petro-chemical based raw material costs.  Gross margin percentage for the Specialty Products segment decreased by 6.2% primarily due to the aforementioned higher petro-chemical based raw material costs.  Gross margin percentage in the Food, Pharma & Nutrition segment increased by 8.3% as margins were favorably affected by increased sales volumes, improved product mix and plant efficiencies.  Gross margin percentage in the Animal Nutrition and Health segment decreased by 2.8% principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 were $13,595, as compared to $14,007 for the six months ended June 30, 2009, a decrease of $412 or 2.9%.  This decrease was primarily due to a reduction in outside contract research expense, principally due to the timing of these activities, and accounts receivable reserves for international accounts that were an expense/reserve item in the prior year comparable period.  Operating expenses were 11.2% of sales or 2.0 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable period.  During the six months ended June 30, 2010 and 2009, the Company spent $1,538 and $1,688 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for the six months ended June 30, 2010 increased to $22,935 compared to $19,595 for the six months ended June 30, 2009, an increase of $3,340 or 17.0%.  This increase was principally driven by increased sales volumes over the prior year comparable period, partially offset primarily by higher petro-chemical based raw material costs.  Earnings from operations as a percentage of sales (“operating margin”) for the six months ended June 30, 2010 increased slightly to 18.9% compared to 18.5% for the six months ended June 30, 2009, principally a result of the aforementioned higher sales volumes being partially offset by higher petro-chemical based raw material costs. The Company is continuing to focus on volume growth with new product launches into both domestic and international markets, as well as capitalizing on its varied choline production capabilities. Earnings from operations for the Specialty Products segment were $6,930, a decrease of $206 or 2.9%, primarily due to increased sales volumes being offset by higher petro-chemical based raw material costs and increased expenses related to development work on our ERC technology for repackaging, distribution and delivery of a product for the fruit ripening industry. Earnings from operations for Food, Pharma & Nutrition were $4,828, an increase of $2,586 or 115.3%, due largely to the aforementioned increased sales volumes, favorable product mix and plant efficiencies.  Earnings from operations for Animal Nutrition & Health increased by $960 to $11,177, a 9.4% increase from the prior year comparable period, principally from favorable operating variances due to the volume improvement in both sales and production.  Also contributing to the improvement was the aforementioned reduction in outside contract research expense and accounts receivable reserves for international accounts that were an expense/reserve item in last year’s comparable period.  These improvements were partially offset by increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Other Expenses (Income)

Interest income for the six months ended June 30, 2010 totaled $140 as compared to $30 for the six months ended June 30, 2009.  Interest expense was $40 for the six months ended June 30, 2010 compared to $115 for the six months ended June 30, 2009.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from normal recurring principal payments, as well as paying off revolver borrowings.  Other income of $177 for the six months ended June 30, 2010 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 was 33.8% and 33.4% respectively.  This slight increase in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes, as well as a change in the income proportion towards jurisdictions with higher tax rates.

Net Earnings

Principally as a result of the above-noted increase in sales, partially offset primarily by higher costs of certain petro-chemical based raw materials, net earnings were $15,368 for the six months ended June 30, 2010, as compared with $12,967 for the six months ended June 30, 2009, an increase of 18.5%.

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

During the six months ended June 30, 2010, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash

Cash and cash equivalents increased to $50,374 at June 30, 2010 from $46,432 at December 31, 2009 primarily resulting from the information detailed below.  Working capital amounted to $77,130 at June 30, 2010 as compared to $59,197 at December 31, 2009, an increase of $17,933.

Operating Activities

Cash flows from operating activities provided $15,547 for the six months ended June 30, 2010 compared to $26,886 for the six months ended June 30, 2009.  The decrease in cash flows from operating activities was primarily due to increases in accounts receivable, principally a result of higher sales; increased inventories, primarily due to higher petro-chemical raw material costs; and a decrease in accounts payable and accrued expenses, partially offset by higher net earnings.

Investing Activities

Capital expenditures were $4,469 for the six months ended June 30, 2010 compared to $1,424 for the six months ended June 30, 2009.  Acquisition of a business of $4,633 was primarily due to the Company’s aforementioned acquisition of a marketer and distributor of propylene oxide.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 1,961,800 shares have been purchased, none of which remained in treasury at June 30, 2010 or 2009.  During the six months ended June 30, 2010, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

On April 30, 2007, the Company and its principal bank entered into a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $9,156 (the “European Term Loan”), the proceeds of which were used to fund the 2007 Akzo Nobel Acquisition (described in Note 5 of the Company’s Form 10-K as of December 31, 2009) and initial working capital requirements. The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. The European Term Loan has been renewed with a new maturity date of May 1, 2014 and is subject to a monthly interest rate equal to EURIBOR plus 1%. At June 30, 2010, this interest rate was 1.48%.  At June 30, 2010, the European Term Loan had an outstanding balance of $5,123. The European Loan Agreement also provides for a short-term revolving credit facility of $3,662 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2010. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. Management believes that such facility will be renewed in the normal course of business.

On March 16, 2007, the Company and its principal bank entered into a Loan Agreement (the “Loan Agreement”) providing for an unsecured term loan of $29,000 (the “Term Loan”), the proceeds of which were used to fund the 2007 Chinook Acquisition (described in Note 5 of the Company’s Form 10-K as of December 31, 2009).  As of June 30, 2010, the Company has paid the Term Loan in full. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly.  No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2011.  Management believes that such facility will be renewed in the normal course of business.

Significant financial covenants in our loan agreements include maintaining at certain levels our Current Ratio, Funded Debt Ratio, and a Fixed Charge Coverage Ratio. We were in compliance with all material covenants related to our loan agreements as of June 30, 2010 and we expect to be in compliance with all material covenants during fiscal 2010. Our loan agreements require compliance with all of the covenants defined in the agreement. If we were out of compliance with any debt covenant required by our loan agreements following the applicable cure period, our lender could terminate its commitment, unless we successfully negotiate a covenant waiver.

Proceeds from stock options exercised totaled $1,036 and $2,038 for the six months ended June 30, 2010 and 2009, respectively. Dividend payments were $3,091 and $2,008 for the six months ended June 30, 2010 and 2009, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of June 30, 2010 for this obligation is $927. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2009 Annual Report on Form 10-K, during the six months ended June 30, 2010.

Related Party Transactions

The Company was not engaged in related party transactions during the six months ended June 30, 2010.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of June 30, 2010, the Company’s borrowings were under a bank term loan bearing interest at EURIBOR plus 1.00%. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at June 30, 2010, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $51. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Item 4.                   Submission of Matters to a Vote of Security Holders.

On June 17, 2010, the Company held its Annual Meeting of stockholders.  The following actions were voted upon at the meeting:

1.      The following individuals were elected Class 1 directors to serve until the annual meeting of stockholders in 2013 and until the election and qualification of their respective successors.  A total of 24,970,938 shares were represented in person or by proxy at the Annual Meeting. The numbers of shares that were voted for, and that were withheld from, each of the director nominees are as follows:

Director	For	Votes Withheld
Dino A. Rossi	20,033,790	1,009,835
Elaine R. Wedral	20,800,294	242,331

The terms of our other directors, Perry W. Premdas, John Y. Televantos and Edward McMillan continued after the Annual Meeting, except that Kenneth Mitchell announced his retirement from the Company’s Board of Directors, effective August 6, 2010.

2.      The stockholders approved the appointment of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the 2010 fiscal year by a vote of 24,861,621 in favor, 74,587 against, with 34,730 abstentions.

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

Date: August 6, 2010

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