Form 10-Q
period 2010-09-30
BALCHEM CORP
filed 2010-11-05
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of
☒	the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2010

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
Yes ☐ No ☑

As of November 1, 2010 the registrant had 28,521,787 shares of its Common Stock, $.06 2/3 par value, outstanding.

Item 1.  Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	September 30, 2010 (unaudited)	December 31, 2009

Current assets:
Cash and cash equivalents	$65,447	$46,432
Accounts receivable, net	29,310	29,149
Inventories	15,130	13,965
Prepaid expenses	1,733	2,046
Deferred income taxes	675	891
Other current assets	213	529
Total current assets	112,508	93,012

Property, plant and equipment, net	43,671	41,579

Goodwill	28,728	26,658
Intangible assets with finite lives, net	28,425	26,504
Other assets	57	60
Total assets	$213,389	$187,813

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$8,539	$10,876
Accrued expenses	7,386	5,613
Accrued compensation and other benefits	3,791	4,399
Dividends payable	-	3,091
Income tax payable	1,493	3,053
Current debt	1,522	6,783
Total current liabilities	22,731	33,815

Long-term debt	3,904	-
Deferred income taxes	5,184	5,030
Other long-term obligations	2,705	1,825
Total liabilities	34,524	40,670

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 28,481,751 shares issued and outstanding at September 30, 2010 and 28,097,279 shares issued and outstanding at December 31, 2009	1,899	1,873
Additional paid-in capital	34,560	26,541
Retained earnings	142,437	118,576
Accumulated other comprehensive (loss) income	(31)	153
Total stockholders' equity	178,865	147,143

Total liabilities and stockholders' equity	$213,389	$187,813

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$63,910	$54,292	$185,271	$160,254

Cost of sales	43,677	37,893	128,508	110,253

Gross margin	20,233	16,399	56,763	50,001

Operating expenses:
Selling expenses	4,023	3,393	11,496	10,873
Research and development expenses	793	740	2,331	2,428
General and administrative expenses	2,399	1,963	6,983	6,802
	7,215	6,096	20,810	20,103

Earnings from operations	13,018	10,303	35,953	29,898

Other expenses (income):
Interest income	(72)	(8)	(212)	(38)
Interest expense	23	27	63	142
Other, net	122	(39)	(55)	2

Earnings before income tax expense	12,945	10,323	36,157	29,792

Income tax expense	4,452	3,471	12,296	9,973

Net earnings	$8,493	$6,852	$23,861	$19,819

Net earnings per common share - basic	$0.30	$0.25	$0.86	$0.72

Net earnings per common share - diluted	$0.29	$0.24	$0.81	$0.69

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$23,861	$19,819

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,334	6,082
(Recovery of) provision for doubtful accounts	(160)	464
Shares issued under employee benefit plans	353	345
Deferred income taxes	(1,402)	(1,379)
Foreign currency transaction (gain) loss	(30)	34
Stock compensation expense	2,987	2,252
Changes in assets and liabilities:
Accounts receivable	162	3,658
Inventories	(1,230)	1,998
Prepaid expenses and other current assets	592	2,795
Income taxes	(1,384)	383
Accounts payable and accrued expenses	(1,064)	2,492
Other	312	122
Net cash provided by operating activities	29,331	39,065

Cash flows from investing activities:
Capital expenditures	(6,004)	(2,137)
Acquisition of a business	(4,661)	-
Intangible assets acquired	(7)	(85)
Net cash used in investing activities	(10,672)	(2,222)

Cash flows from financing activities:
Revolver borrowings	-	701
Revolver payments	-	(2,657)
Principal payments on long-term debt	(978)	(2,448)
Proceeds from stock options exercised	2,486	2,712
Excess tax benefits from stock compensation	2,218	2,058
Dividends paid	(3,091)	(2,008)
Net cash used in financing activities	635	(1,642)

Effect of exchange rate changes on cash	(279)	155

Increase in cash and cash equivalents	19,015	35,356

Cash and cash equivalents beginning of period	46,432	3,422
Cash and cash equivalents end of period	$65,447	$38,778

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net earnings	$8,493	$6,852	$23,861	$19,819

Other comprehensive income, net of tax where applicable:

Translation adjustments	845	167	(174)	293

Unfunded postretirement benefit plan	(3)	(4)	(10)	(12)

Comprehensive income, net of tax where applicable	$9,335	$7,015	$23,677	$20,100

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three and nine months ended September 30, 2010 and 2009 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings and basic and diluted earnings per share:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Cost of sales	$110	$88
Operating expenses	924	659
Net earnings	(614)	(522)
Basic earnings per common share	(0.02)	(0.02)
Diluted earnings per common share	$(0.02)	$(0.02)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cost of sales	$337	$266
Operating expenses	2,649	1,986
Net earnings	(1,837)	(1,445)
Basic earnings per common share	(0.07)	(0.05)
Diluted earnings per common share	$(0.06)	$(0.05)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2010, the plans had 5,093,570 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2010 and 2009 is summarized below:

For the nine months ended September 30, 2010	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2009	3,286	$11.28	$36,342
Granted	2	23.53
Exercised	(370)	6.72
Forfeited	(6)	17.83
Outstanding as of September 30, 2010	2,912	$11.85	$55,350	6.1
Exercisable as of September 30, 2010	2,069	$9.29	$44,644	5.1

For the nine months ended September 30, 2009	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2008	3,594	$9.21	$26,873
Granted	1	16.57
Exercised	(584)	4.65
Forfeited	(15)	14.07
Outstanding as of September 30, 2009	2,996	$10.07	$22,361	6.4
Exercisable as of September 30, 2009	2,053	$7.85	$19,873	5.5

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 45% and 50%; risk-free interest rates of 1.7% and 1.8%; and expected lives of 4.0 and 3.3, in each case for the nine months ended September 30, 2010 and 2009, respectively.

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

Other information pertaining to option activity during the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,			Nine months ended September 30,
	2010	2009		2010	2009
Weighted-average fair value of options granted	$8.58	$	N/A	$8.32	$5.92
Total intrinsic value of stock options exercised ($000s)	$4,400		$2,010	$6,919	$6,845

Non-vested restricted stock activity for the nine months ended September 30, 2010 and 2009 is summarized below:

Nine months ended September 30, 2010	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2009	418	$14.56
Vested	(38)	13.56
Non-vested balance as of September 30, 2010	380	$14.66

Nine months ended September 30, 2009	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2008	347	$13.39
Non-vested balance as of September 30, 2009	347	$13.39

As of September 30, 2010 and 2009, there was $5,456 and $5,188 respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2010, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.4 years. The Company estimates that share-based compensation expense for the year ended December 31, 2010 will be approximately $3,900.

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

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 1,961,800 shares have been purchased, none of which remained in treasury at September 30, 2010 or 2009.  During the nine months ended September 30, 2010, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$5,319	$5,799
Work in progress	930	793
Finished goods	8,881	7,373
Total inventories	$15,130	$13,965

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Land	$2,038	$2,112
Building	15,601	15,593
Equipment	57,085	54,068
Construction in progress	5,212	2,676
	79,936	74,449
Less: accumulated depreciation	36,265	32,870
Net property, plant and equipment	$43,671	$41,579

NOTE 5 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $28,728 as of September 30, 2010 and $26,658 as of December 31, 2009 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other” (incorporating former SFAS No. 141, “Business Combinations”; and SFAS No. 142, “Goodwill and Other Intangible Assets”). For the nine months ended September 30, 2010, the increase in the goodwill is related to an acquisition of a marketer and distributor of propylene oxide for use in the fumigation of certain nut meats. The assets acquired and liabilities assumed as part of this acquisition are not material to the financial statements. Also, the effect of this acquisition on pro forma revenue and earnings for the periods presented is not material to the financial statements.

As of September 30, 2010 and December 31, 2009, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $42,398 and $37,592, respectively, less accumulated amortization of $13,973 and $11,088, respectively.  For the nine months ended September 30, 2010, the increase in the gross carrying amount is primarily attributable to a customer list and registration costs acquired as part of the aforementioned acquisition.

Identifiable intangible assets with finite lives at September 30, 2010 and December 31, 2009 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 9/30/10	Accumulated Amortization at 9/30/10	Gross Carrying Amount at 12/31/09	Accumulated Amortization at 12/31/09
Customer lists	10	$37,750	$12,689	$34,150	$10,011
Regulatory registration costs	10	1,301	57	93	11
Patents & trade secrets	15-17	1,689	576	1,683	504
Trademarks & trade names	17	903	290	911	251
Other	5-10	755	361	755	311
		$42,398	$13,973	$37,592	$11,088

Amortization of identifiable intangible assets was approximately $2,885 for the nine months ended September 30, 2010. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2010 is $1,030 and approximately $4,100 per annum for 2011 through 2015. At September 30, 2010, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2010.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended September 30, 2010	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$8,493	28,004,043	$.30

Effect of dilutive securities – stock options and restricted stock		1,662,864

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$8,493	29,666,907	$.29

Three months ended September 30, 2009	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$6,852	27,577,622	$.25

Effect of dilutive securities – stock options and restricted stock		1,376,752

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$6,852	28,954,374	$.24

Nine months ended September 30, 2010	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$23,861	27,857,852	$.86

Effect of dilutive securities – stock options and restricted stock		1,657,115

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$23,861	29,514,967	$.81

Nine months ended September 30, 2009	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$19,819	27,339,444	$.72

Effect of dilutive securities – stock options and restricted stock		1,418,811

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$19,819	28,758,255	$.69

The Company had stock options covering 337,650 and 412,200 shares at September 30, 2010 and 2009, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights.  These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 7 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2010 was approximately $270 and is included in other long-term obligations. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2010, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2006. There was no significant change in the liabilities for unrecognized tax benefits during the nine months ended September 30, 2010.

NOTE 8 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Specialty Products	$10,812	$9,119	$30,702	$27,006
Food, Pharma & Nutrition	10,696	8,639	31,245	26,034
Animal Nutrition & Health	42,402	36,534	123,324	107,214
Total	$63,910	$54,292	$185,271	$160,254

Business Segment Earnings Before Income Taxes:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Specialty Products	$4,455	$3,686	$11,385	$10,822
Food, Pharma & Nutrition	2,470	1,342	7,298	3,584
Animal Nutrition & Health	6,093	5,275	17,270	15,492
Interest and other income (expense)	(73)	20	204	(106)
Total	$12,945	$10,323	$36,157	$29,792

The following table summarizes domestic (U.S.) and foreign sales for the three and nine months ended September 30, 2010 and September 30, 2009:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Domestic	$47,717	$35,711	$128,128	$107,711
Foreign	16,193	18,581	57,143	52,543
Total	$63,910	$54,292	$185,271	$160,254

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2010 and 2009 for income taxes and interest is as follows:

	Nine months ended
	September 30,
	2010	2009
Income taxes	$12,825	$8,969
Interest	$65	$189

NOTE 10 – LONG-TERM DEBT AND CREDIT AGREEMENTS

The Company and its principal bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $9,156 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%. At September 30, 2010, this interest rate was 1.63%.  At September 30, 2010, the European Term Loan had an outstanding balance of €3,929, translated to $5,348. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,084 as of September 30, 2010 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2010. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. Management believes that such facility will be renewed in the normal course of business.

The Company and its principal bank have a Loan Agreement (the “Loan Agreement”) providing for an unsecured term loan of $29,000 (the “Term Loan”).  As of September 30, 2010, the Company has paid the Term Loan in full. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly.  No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2011.  Management believes that such facility will be renewed in the normal course of business.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the nine months ended September 30, 2010 and September 30, 2009 was as follows:

	2010	2009
Service cost	$26	$24
Interest cost	34	32
Expected return on plan assets	-	-
Amortization of transition obligation	-	-
Amortization of prior service cost	(14)	(14)
Amortization of gain	(2)	(2)
Net periodic benefit cost	$44	$40

The amount recorded on the Company’s balance sheet as of September 30, 2010 for this obligation is $947, and it is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan approximated $50 per year.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company leases a portion of a facility in Channahon, Illinois.  The term of the lease runs through September 30, 2011, subject to earlier termination or extension.

In February 2002, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space. The office space is now serving as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles, railcars and office equipment under non-cancelable operating leases, which primarily expire at various times through 2015.

Rent expense charged to operations under such lease agreements for the nine months ended September 30, 2010 and 2009 aggregated approximately $824 and $909, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at September 30, 2010 are as follows:

Year
October 1, 2010 to December 31, 2010	$271
2011	876
2012	387
2013	180
2014	121
2015	84
Thereafter	59
Total minimum lease payments	$1,978

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

In June 2009, the FASB issued amended guidance (incorporating former SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) incorporated into ASC 810, “Consolidation.” The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This amended guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing” (incorporating former SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”). This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance was not significant to the Company’s consolidated financial statements.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and nine months ended September 30, 2010 and September 30, 2009:

Business Segment Net Sales:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Specialty Products	$10,812	$9,119	$30,702	$27,006
Food, Pharma & Nutrition	10,696	8,639	31,245	26,034
Animal Nutrition & Health	42,402	36,534	123,324	107,214
Total	$63,910	$54,292	$185,271	$160,254

Business Segment Earnings From Operations:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Specialty Products	$4,455	$3,686	$11,385	$10,822
Food, Pharma & Nutrition	2,470	1,342	7,298	3,584
Animal Nutrition & Health	6,093	5,275	17,270	15,492
Total	$13,018	$10,303	$35,953	$29,898

RESULTS OF OPERATIONS

Three months ended September 30, 2010 compared to three months ended September 30, 2009.

Net Sales

Net sales for the three months ended September 30, 2010 were $63,910 as compared with $54,292 for the three months ended September 30, 2009, an increase of $9,618 or 17.7%. Net sales for the Specialty Products segment were $10,812 for the three months ended September 30, 2010, as compared with $9,119 for the three months ended September 30, 2009, an increase of $1,693 or 18.6%. This increase in sales was derived principally from an increase in volumes sold of propylene oxide, a result of our recent acquisition of a marketer and distributor of propylene oxide for use in the fumigation of certain nut meats and spice fumigation. Net sales for the Food, Pharma & Nutrition segment were $10,696 for the three months ended September 30, 2010 compared with $8,639 for the three months ended September 30, 2009, an increase of $2,057 or 23.8%.  This result was driven principally by a volume increase in the domestic food sector, primarily due to higher volumes of encapsulated ingredients for baking, preservation and confection markets.  Also contributing to the increase was higher sales of human choline products for both food applications and the supplement markets. These increases were partially offset by lower sales of calcium products and Vitashure® products for nutritional enhancement.  Net sales of $42,402 were realized for the three months ended September 30, 2010 for the Animal Nutrition & Health segment, as compared with $36,534 for the prior year comparable quarter, an increase of $5,868 or 16.1%. Feed and industrial grade choline product sales and derivatives increased 19.5% or $5,895 over the prior year quarter.  Sales of our largest AN&H product group, aqueous and dry feed grade choline products, grew approximately 3%.  There were a number of factors contributing to this end result.  During the quarter, the Company saw improved sales of liquid and dry choline into the North American feed segment, reflecting poultry production levels that appear to have stabilized. Exports of liquid and dry choline from the Company’s North American plants declined due to rising raw material costs in combination with global competition and unfavorable currency rates. Sales of liquid and dry Italian produced choline improved over the prior year quarter; however, these improved sales dollars were partially offset due to Euro denominated sales being negatively impacted by the strength of the U.S. Dollar relative to the Euro. The Company experienced increased sales of industrial grade products being sold for various industrial applications, predominantly in North America, but also in Europe. Industrial sales grew 79.1% over the prior year quarter.  The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, was flat with the prior year comparable quarter.  Some regional improvement in dairy economics supported greater demand for certain products, particularly sales of Aminoshure-L®, our rumen protected lysine, and Reashure®. These improved sales were, however, offset by a decline in sales of our Chelated Mineral products, principally into the international market.

Gross Margin

Gross margin for the three months ended September 30, 2010 increased to $20,233 compared to $16,399 for the three months ended September 30, 2009, an increase of 23.4%. Gross margin percentage for the three months ended September 30, 2010 was 31.7%, as compared to 30.2%. This $3,834 increase was principally a result of an 11.3% increase in sales volumes. The correlating margin improvement was however partially offset by increases in certain key raw material costs, as we had to deal with a force majeure event from a key supplier. Gross margin percentage for the Specialty Products segment increased by 2.3% primarily due to the aforementioned higher sales of propylene oxide and an increase in the average selling price of certain ethylene oxide products for medical device sterilization. Gross margin percentage in the Food, Pharma & Nutrition segment increased by 7.4% as margins were favorably affected by increased sales volumes, improved product mix and plant efficiencies.  Gross margin percentage in the Animal Nutrition and Health segment decreased by 0.4% principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 were $7,215, as compared to $6,096 for the three months ended September 30, 2009, an increase of $1,119 or 18.4%.  This increase was primarily due to increased costs related to the Aberco acquisition, recruiting fees, relocation expenses, and consultancy fees. Operating expenses were 11.3% of sales or 0.1 percentage point greater than the operating expenses as a percent of sales incurred in last year's comparable quarter. During the three months ended September 30, 2010 and 2009, the Company spent $793 and $740 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for the three months ended September 30, 2010 increased to $13,018 as compared to $10,303 for the three months ended September 30, 2009, an increase of $2,715 or 26.4%. This increase was principally driven by increased sales volumes over the prior year comparable quarter, partially offset by higher raw material costs due to the aforementioned force majeure event and higher operating expenses. Earnings from operations as a percentage of sales (“operating margin”) for the three months ended September 30, 2010 increased to 20.4% from 19.0% for the three months ended September 30, 2009. The Company is continuing to focus on volume growth with new product launches into both domestic and international markets, as well as capitalizing on its varied choline production capabilities. Earnings from operations for the Specialty Products segment were $4,455, an increase of $769 or 20.9%, primarily due to the aforementioned higher sales of propylene oxide and an increase in the average selling price of certain ethylene oxide products for medical device sterilization, partially offset by increased expenses related to development work on our ERC technology for repackaging, distribution and delivery of a product for the fruit ripening industry and certain costs related to the aforementioned acquisition. Earnings from operations for Food, Pharma & Nutrition were $2,470, an increase of $1,128 or 84.1%, due largely to the aforementioned increased sales volumes, favorable product mix and plant efficiencies. Earnings from operations for Animal Nutrition & Health increased by $818 to $6,093, a 15.5% increase from the prior year comparable quarter, principally from favorable operating variances due to the volume improvement in both sales and production.  These improvements were partially offset by increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Other Expenses (Income)

Interest income for the three months ended September 30, 2010 totaled $72 as compared to $8 for the three months ended September 30, 2009.  Interest expense was $23 for the three months ended September 30, 2010 compared to $27 for the three months ended September 30, 2009.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from normal recurring principal payments.  Other expenses of $122 for the three months ended September 30, 2010 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended September 30, 2010 and 2009 was 34.4% and 33.6%, respectively.  This increase in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes, as well as a change in the income proportion towards jurisdictions with higher tax rates.

Net Earnings

Principally as a result of the above-noted increase in sales, partially offset primarily by higher costs of certain petro-chemical based raw materials, net earnings were $8,493 for the three months ended September 30, 2010, as compared with $6,852 for the three months ended September 30, 2009, an increase of 23.9%.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009.

Net Sales

Net sales for the nine months ended September 30, 2010 were $185,271, as compared with $160,254 for the nine months ended September 30, 2009, an increase of $25,017 or 15.6%. Net sales for the Specialty Products segment were $30,702 for the nine months ended September 30, 2010, as compared with $27,006 for the nine months ended September 30, 2009, an increase of $3,696 or 13.7%. This increase in sales was derived principally from an increase in volumes sold of propylene oxide products along with modest price increases for our ethylene oxide products for medical device sterilization. Net sales for the Food, Pharma & Nutrition segment were $31,245 for the nine months ended September 30, 2010 compared with $26,034 for the nine months ended September 30, 2009, an increase of $5,211 or 20.0%.  This result was driven principally by a volume increase in the domestic food sector, primarily due to higher volumes of encapsulated ingredients for baking, preservation and confection markets.  Also contributing to the increase was higher sales of human choline products for both food applications and the supplement markets. These increases were partially offset by lower sales of calcium products and Vitashure® products for nutritional enhancement.  Net sales of $123,324 were realized for the nine months ended September 30, 2010 for the Animal Nutrition & Health segment, as compared with $107,214 for the prior year comparable period, an increase of $16,110 or 15.0%.  Feed and industrial grade choline product sales and derivatives increased 15.8% or $14,094 over the prior period. The Company experienced increased sales of industrial grade products being sold for various industrial applications, predominantly in North America, but also in Europe.  Sales of our specialty animal nutrition and health products, largely targeted to the ruminant and companion animal markets, increased 11.4% or $2,016 over the prior year comparable period, as some regional improvement in dairy economics supported greater demand for these products, particularly with strong sales of Aminoshure-L®, the Company’s rumen protected lysine.

Gross Margin

Gross margin for the nine months ended September 30, 2010 increased to $56,763 compared to $50,001 for the nine months ended September 30, 2009, an increase of 13.5%.  Gross margin percentage for the nine months ended September 30, 2010 was 30.6%, as compared to 31.2% for the prior year comparable period, as the benefits of increased sales volumes were offset primarily by higher petro-chemical based raw material costs.  Gross margin percentage for the Specialty Products segment decreased by 3.3% primarily due to the aforementioned higher petro-chemical based raw material costs.  Gross margin percentage in the Food, Pharma & Nutrition segment increased by 8.0% as margins were favorably affected by increased sales volumes, improved product mix and plant efficiencies.  Gross margin percentage in the Animal Nutrition and Health segment decreased by 2.0% principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $20,810, as compared to $20,103 for the nine months ended September 30, 2009, an increase of $707 or 3.5%. This increase was primarily due to increased costs related to the Aberco acquisition, recruiting fees, relocation expenses, and consultancy fees partially offset by a reduction in outside contract research expense, principally due to the timing of these activities, and accounts receivable reserves for international accounts that were an expense/reserve item in the prior year comparable period.  Operating expenses were 11.2% of sales or 1.3 percentage points less than the operating expenses as a percent of sales in last year's comparable period.  During the nine months ended September 30, 2010 and 2009, the Company spent $2,331 and $2,428 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for the nine months ended September 30, 2010 increased to $35,953 compared to $29,898 for the nine months ended September 30, 2009, an increase of $6,055 or 20.3%.  This increase was principally driven by increased sales volumes over the prior year comparable period, partially offset primarily by higher petro-chemical based raw material costs.  Earnings from operations as a percentage of sales (“operating margin”) for the nine months ended September 30, 2010 increased to 19.4% compared to 18.7% for the nine months ended September 30, 2009, principally a result of the aforementioned higher sales volumes being partially offset by higher petro-chemical based raw material costs. The Company is continuing to focus on volume growth with new product launches into both domestic and international markets, as well as capitalizing on its varied choline production capabilities. Earnings from operations for the Specialty Products segment were $11,385, an increase of $563 or 5.2%, primarily due to increased sales volumes being offset by higher petro-chemical based raw material costs and increased expenses related to development work on our ERC technology for repackaging, distribution and delivery of a product for the fruit ripening industry. Earnings from operations for Food, Pharma & Nutrition were $7,298, an increase of $3,714 or 103.6%, due largely to the aforementioned increased sales volumes, favorable product mix and plant efficiencies.  Earnings from operations for Animal Nutrition & Health increased by $1,778 to $17,720, an 11.5% increase from the prior year comparable period, principally from favorable operating variances due to the volume improvement in both sales and production.  Also contributing to the improvement was the aforementioned reduction in outside contract research expense and accounts receivable reserves for international accounts that were an expense/reserve item in last year’s comparable period.  These improvements were partially offset by increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Other Expenses (Income)

Interest income for the nine months ended September 30, 2010 totaled $212 as compared to $38 for the nine months ended September 30, 2009.  Interest expense was $63 for the nine months ended September 30, 2010 compared to $142 for the nine months ended September 30, 2009.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from normal recurring principal payments, as well as paying off revolver borrowings.  Other income of $55 for the nine months ended September 30, 2010 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 was 34.0% and 33.5% respectively.  This increase in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes, as well as a change in the income proportion towards jurisdictions with higher tax rates.

Net Earnings

Principally as a result of the above-noted increase in sales, partially offset primarily by higher costs of certain petro-chemical based raw materials, net earnings were $23,861 for the nine months ended September 30, 2010, as compared with $19,819 for the nine months ended September 30, 2009, an increase of 20.4%.

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

During the nine months ended September 30, 2010, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash

Cash and cash equivalents increased to $65,447 at September 30, 2010 from $46,432 at December 31, 2009 primarily resulting from the information detailed below.  Working capital amounted to $89,777 at September 30, 2010 as compared to $59,197 at December 31, 2009, an increase of $30,580.

Operating Activities

Cash flows from operating activities provided $29,331 for the nine months ended September 30, 2010 compared to $39,065 for the nine months ended September 30, 2009.  The decrease in cash flows from operating activities was primarily due to increases in accounts receivable, principally a result of higher sales; and increased inventories, primarily due to higher petro-chemical raw material costs.  These were partially offset by higher net earnings.

Investing Activities

Capital expenditures were $6,004 for the nine months ended September 30, 2010 compared to $2,137 for the nine months ended September 30, 2009.  Acquisition of a business of $4,661 was primarily due to the Company’s aforementioned acquisition of a marketer and distributor of propylene oxide.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 1,961,800 shares have been purchased, none of which remained in treasury at September 30, 2010 or 2009.  During the nine months ended September 30, 2010, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

The Company and its principal bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $9,156 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%. At September 30, 2010, this interest rate was 1.63%.  At September 30, 2010, the European Term Loan had an outstanding balance of €3,929, translated to $5,348. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,084 as of September 30, 2010 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2010. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. Management believes that such facility will be renewed in the normal course of business.

The Company and its principal bank have a Loan Agreement (the “Loan Agreement”) providing for an unsecured term loan of $29,000 (the “Term Loan”).  As of September 30, 2010, the Company has paid the Term Loan in full. The Loan Agreement also provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly.  No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2011.  Management believes that such facility will be renewed in the normal course of business.

Significant financial covenants in the Company’s loan agreements include maintaining at certain levels the Company’s Current Ratio, Funded Debt Ratio, and a Fixed Charge Coverage Ratio. The Company was in compliance with all material covenants related to its loan agreements as of September 30, 2010 and the Company expects to be in compliance with all material covenants during fiscal 2010. The Company’s loan agreements require compliance with all of the covenants defined in the agreement. If the Company was out of compliance with any debt covenant required by its loan agreements following the applicable cure period, the Company’s lender could terminate its commitment, unless the Company successfully negotiates a covenant waiver.

Proceeds from stock options exercised totaled $2,486 and $2,712 for the nine months ended September 30, 2010 and 2009, respectively. Dividend payments were $3,091 and $2,008 for the nine months ended September 30, 2010 and 2009, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of September 30, 2010 for this obligation is $947. The postretirement plan is not funded. Historical cash payments made under such plan have approximated $50 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2009 Annual Report on Form 10-K, during the nine months ended September 30, 2010.

Related Party Transactions

The Company was not engaged in related party transactions during the nine months ended September 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of September 30, 2010, the Company’s borrowings were under a bank term loan bearing interest at EURIBOR plus 1.00%. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at September 30, 2010, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $54. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Date: November 5, 2010

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