Form 10-K
period 2010-12-31
BALCHEM CORP
filed 2011-02-28
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_______.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the common stock on the NASDAQ Global Market on June 30, 2010 was approximately $696,500,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's common stock was 28,770,961 as of February 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s proxy statement for its 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2010 are incorporated by reference in Part III of this Report.

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

The Company operates five domestic subsidiaries, all of which are wholly-owned: BCP Ingredients, Inc. (“BCP”), Balchem Minerals Corporation (“BMC”), BCP Saint Gabriel, Inc. (“BCP St. Gabriel”), each a Delaware corporation, Chelated Minerals Corporation (“CMC”), a Utah corporation, and Aberco, Inc. (“Aberco”), a Maryland corporation.  We also operate three wholly-owned subsidiaries in Europe: Balchem BV and Balchem Trading BV, both Dutch limited liability companies, and Balchem Italia Srl, an Italian limited liability company.  Unless otherwise stated to the contrary, or unless the context otherwise requires, references to the Company in this report includes Balchem Corporation and its subsidiaries.

Food, Pharma & Nutrition

The Food, Pharma & Nutrition (“FPN”) segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life.  Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also market human grade choline nutrient products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The FPN portfolio also includes a novel smooth dissolve excipient technology, primarily used in chewable tablets or stick-pack dosage forms for nutritional and pharmaceutical products.

Specialty Products

Our Specialty Products segment operates in industry as ARC Specialty Products.

Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Our 100% ethylene oxide product is distributed in uniquely designed, recyclable, double-walled, stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency (the "EPA") and the U.S. Department of Transportation (“DOT”).  Our inventory of these specially built drums, along with our two filling facilities, represents a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are our principal customers for this product. In addition, we also sell single use canisters with 100% ethylene oxide for use in medical device sterilization. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

In 2010, the Company acquired Aberco, Inc., a marketer and distributor of propylene oxide. We sell propylene oxide as a fumigant: to aid in the control of insects and microbiological spoilage; to reduce bacterial and mold contamination in shell and processed nut meats (except peanuts), processed spices, cacao beans, cocoa powder, raisins, figs and prunes. We also sell propylene oxide to customers seeking smaller (as opposed to bulk) quantities and whose requirements include utilization in various chemical synthesis applications, to make paints more durable and for manufacturing specialty starches and textile coatings.

Animal Nutrition & Health

Our Animal Nutrition & Health (“AN&H”) segment provides the animal nutrition and health markets with products derived from our microencapsulation, chelation, and basic choline chloride technologies. Commercial sales of REASHURE® Choline, a microencapsulated choline, NITROSHURETM, a  microencapsulated urea, and NIASHURETM, our microencapsulated niacin for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. Our AMINOSHURE®-L product, the first proven rumen-protected lysine for use in dairy rations, gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals.  AN&H also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, a vitamin B complex, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of production animals and deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health in swine. The ANH segment also includes choline and certain derivatives manufactured and sold into various industrial applications, predominately as a component for hydraulic fracturing of shale natural gas wells, and methylamines which are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

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

Intellectual Property

The Company currently holds 15 patents in the United States and overseas and uses certain trade-names and trademarks.  It also uses know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of its products.  Formulae and know-how are of particular importance in the manufacture of a number of the Company’s proprietary products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is currently so material to the Company that the expiration or termination of any single patent or group of patents would materially affect its business. Our U.S. patents will expire between 2011 and 2024. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, technical sales efforts and market conditions, rather than on any patent protection.

Seasonality

In general, the businesses of our segments are not seasonal to any material extent.

Backlog

At December 31, 2010, the Company had a total backlog of $12,949,000 (including $9,218,000 for the AN&H segment; $2,954,000 for the FPN segment and $777,000 for Specialty Products segment), as compared to a total backlog of $6,525,000 at December 31, 2009 (including $4,100,000 for the AN&H segment; $1,622,000 for the FPN segment and $803,000 for Specialty Products segment). It has generally been the Company’s policy and practice to maintain an inventory of finished products and/or component materials for its segments to enable it to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2011 fiscal year.

Competition

The Company’s competitors include many large and small companies, some of which have greater financial, research and development, production and other resources than the Company. Competition in the encapsulation markets served by the Company is based primarily on product performance, customer support, quality, service and price.  The development of new and improved products is important to the Company’s success. This competitive environment requires substantial investments in product and manufacturing process research and development. In addition, the winning and retention of customer acceptance of the Company’s food and nutrition products involve substantial expenditures for application testing, either internally or at customer/prospect sites, and sales efforts. Our competition in this market includes a variety of ingredient and nutritional supplement companies many of which are privately-held.  Therefore, it is difficult to assess the size of all of our segment competitors or where we rank in comparison to such privately-held competitors.

In the specialty products segment, the Company faces competition from alternative sterilizing technologies and products. Competition in this marketplace is based primarily on medical device compositions, product performance, customer support, quality, service and price. Our competition in this market includes sterilization companies a number of which are privately-held. Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors.  We are focused on the North American market due to EPA/FDA and DOT regulations that are not yet required globally.

Competition in the animal feed markets served by the Company is based primarily on quality, service and price.  The markets for our products are subject to competitive risks because these markets are highly price competitive, and any change in price could impact sales and possibly profits. Our competition in this market includes a variety of animal nutrition and health ingredient and nutritional companies many of which are privately-held.  Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors.

Research & Development

During the years ended December 31, 2010, 2009 and 2008, the Company incurred research and development expense of approximately $3.2 million, $3.3 million and $2.9 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the FPN and AN&H  segments.  During the year ended December 31, 2010, an average of 18 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

The Company prioritizes its product development activities in an effort to allocate resources to those product candidates, that the Company believes, have the greatest commercial potential.  Factors considered by the Company in determining the products to pursue include projected markets and needs, status of its proprietary rights, technical feasibility, expected and known product attributes, and estimated costs to bring the product to market.

Acquisitions, Dispositions, and Capital Projects

In June of 2010, pursuant to a stock purchase agreement, the Company acquired the capital stock of Aberco, Inc, a Maryland Corporation, a marketer and distributor of propylene oxide for use as a fumigant.

Capital expenditures were approximately $7.6 million for 2010, as compared to $3.4 million in 2009.  Capital expenditures are projected to range from $8.0 million to $9.0 million for 2011.

Environmental / Regulatory Matters

FIFRA, a health and safety statute, requires that certain products within our specialty products segment must be registered with the EPA because they are considered pesticides. In order to obtain a registration, an applicant typically must demonstrate, through extensive test data, that its product will not cause unreasonable adverse effects on the environment. We hold EPA registrations permitting us to sell ethylene oxide as a medical device sterilant and spice fumigant and propylene oxide as a fumigant of nuts and spices. The EPA has recently completed the process of reregistering these products’ uses in compliance with FIFRA reregistration requirements for pesticide products.

With respect to the treatment of spices with ethylene oxide, the EPA prohibited its use for the treatment of basil, effective August 1, 2007, but allows the continuing use of ethylene oxide to treat all other spices, provided a mandated treatment method is used beginning August 1, 2008. During 2009, the EPA mandated that a toxicity study be performed on ethylene chlorohydrin, which is a “residue of concern,” according to the EPA. This study is being financed by an industry trade association of which we are a member. The study is not expected to be completed until late 2011 or 2012. At this time, we do not anticipate there will be a further impact on the use or limitation of ethylene oxide to treat spices.

Another area of the EPA’s reregistration effort for ethylene oxide resulted in the April 16, 2008 issuance of the RED (Reregistration Eligibility Decision) for ethylene oxide which permits the continued use of ethylene oxide “to sterilize medical or laboratory equipment, pharmaceuticals, and aseptic packaging, or to reduce microbial load on musical instruments, cosmetics, whole and ground spices and other seasoning materials and artifacts, archival material or library objects.”  Given that “the database to support reregistration is substantially complete,” our reregistration effort is similarly substantially completed, which will continue to authorize our ethylene oxide product sales for medical device sterilization.  While the EPA may request additional testing, we believe that the use of ethylene oxide will continue to be permitted. The product, when used as a sterilant for certain medical devices, has no known equally effective substitute. Management believes absence of availability of this product could not be easily tolerated by various medical device manufacturers or the health care industry due to the resultant infection potential.

Similarly, the EPA issued a RED for propylene oxide in August 2006. At that time, the EPA “determined that products containing the active ingredient PPO [propylene oxide] are eligible for reregistration provided that…risk mitigation measures…are adopted.” Our product label was amended as required to reflect these mitigation measures and also to show that propylene oxide has been reclassified as a restricted use pesticide. In the RED, the EPA also stated that the “generic database supporting the reregistration of PPO has been reviewed and determined to be substantially complete.”

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

The Channahon, Illinois manufacturing facility manufactures a calcium carbonate line of pharmaceutical grade ingredients. This facility is registered with the United States Food and Drug Administration (“FDA”) as a drug manufacturing facility.  The Company expects to terminate its lease and cease operations at this facility, effective June 30, 2011.  We will continue to produce products which are required to be manufactured in conformity with current Good Manufacturing Practice (cGMP) regulations as interpreted and enforced by the FDA. Modifications, enhancements or changes in manufacturing facilities or procedures of our pharmaceutical products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain. We are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if the results of these inspections are unsatisfactory.

Employees

As of January 31, 2011, the Company employed approximately 351 persons.  Approximately 79 employees at our Marano, Ticino, Italy facility are covered by a national collective bargaining agreement, which expires in 2012. Approximately 58 employees at the Company’s Verona, Missouri facility are covered by a collective bargaining agreement, which expires in 2012.

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

Recent worldwide economic conditions and the potential for a sluggish economic recovery, if any, continues to impact the markets in which we operate. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products which would reduce our revenues and profitability. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, depth or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the markets in which we operate.  Also, at any point in time we have funds in our cash accounts that are with third party financial institutions.  These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits.  While we monitor the cash balances in our accounts, these balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

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

Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals, including EPA registrations under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) for two of our products.  We maintain EPA FIFRA registrations for ethylene oxide as a medical device sterilant and spice fumigant and for propylene oxide as a fumigant of nuts and spices.  The EPA has issued Re-registration Eligibility Decisions for both products in recent years and these uses have been approved for the time being. The EPA may re-examine the registrations in the future in accordance with the provisions of FIFRA. Any future failure of the EPA to allow reregistration of ethylene oxide or propylene oxide would have a material adverse effect on our business and financial results.

As of June 30, 2011, we expect to no longer operate a manufacturing facility registered with the FDA as a drug manufacturing facility. Commercial supply of pharmaceutical products that we may develop, subject to cGMP manufacturing regulations, will be performed by third-party cGMP manufacturers.  Modifications, enhancements or changes in third-party manufacturing facilities or procedures of our pharmaceutical products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain. Any third-party cGMP manufacturers that we may use are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if the results of these inspections are unsatisfactory.  Failure to comply with the FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production, enforcement actions, injunctions and criminal prosecution, which could have a material adverse effect on our business and financial results.

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

Our development, manufacture and sales of food ingredient, pharmaceutical and nutritional supplement products involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. A product liability judgment against us could also result in substantial and unexpected expenditures, affect consumer confidence in our products, and divert management’s attention from other responsibilities.  Although we maintain product liability insurance coverage in amounts we believe are customary within the industry, there can be no assurance that this level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all.  A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on results of operations and financial condition.

We face risks associated with our sales to customers and manufacturing operations outside the United States.

For the year ended December 31, 2010, approximately 33% of our net sales consisted of sales outside the United States.  In addition, we conduct a portion of our manufacturing outside the United States. International sales are subject to inherent risks. The majority of our foreign sales occur through our foreign subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

We may, from time to time, experience problems in our labor relations.

In North America, approximately 57 employees, or 21% of our North American workforce, as of December 31, 2010, are represented by a union under a single collective bargaining agreement.  This agreement expires in 2012.  In Europe, approximately 79 employees are covered by a collective bargaining agreement.  This agreement expires in 2012.  We believe that our present labor relations with all of our unionized employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.  Similarly, if our relations with the unionized portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected.

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

The Company leases production and warehouse space in Channahon, Illinois. The Company expects to terminate its lease at this location effective June 30, 2011.

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

Balchem Italia Srl owns a facility located on an approximately 30 acre parcel of land in Marano Ticino, Italy. The Company manufactures and distributes methylamines, animal, human and industrial grade choline at this location.

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

The high and low closing prices for the common stock as recorded for each quarterly period during the years ended December 31, 2010 and 2009 were as follows:

Quarterly Period	High	Low
Ended March 31, 2010	$24.97	$18.27
Ended June 30, 2010	26.80	23.38
Ended September 30, 2010	30.87	23.99
Ended December 31, 2010	33.91	29.16

Quarterly Period	High	Low
Ended March 31, 2009	$16.75	$12.60
Ended June 30, 2009	16.95	15.36
Ended September 30, 2009	18.50	15.67
Ended December 31, 2009	22.86	17.57

On February 23, 2011 the closing price for the common stock on the Nasdaq Global Market was $33.52.

(b)	Record Holders.

As of February 23, 2011, the approximate number of holders of record of the Company’s common stock was 168.  Such number does not include stockholders who hold their stock in street name.  As of February 23, 2011, the total number of beneficial owners of the Company's common stock is estimated to be approximately 14,807.

(c)	Dividends.

           The Company declared cash dividends of $0.15 and $0.11 per share on its common stock during its fiscal years ended December 31, 2010 and 2009, respectively (after giving effect to the December 2009 three-for-two stock split).

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

(e)	Performance Graph.

The graph below sets forth the cumulative total stockholder return on the Company's Common Stock (referred to in the table as "BCPC") for the five years ended December 31, 2010, the overall stock market return during such period for shares comprising the Russell 2000® Index (which the Company believes includes companies with market capitalization similar to that of the Company), and the overall stock market return during such period for shares comprising the Standard & Poor's 500 Food Group Index, in each case assuming a comparable initial investment of $100 on December 31, 2005 and the subsequent reinvestment of dividends.  The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index.  In light of the Company's industry segments, the Company does not believe that published industry-specific indices are necessarily representative of stocks comparable to the Company.  Nevertheless, the Company considers the Standard & Poor's 500 Food Group Index to be potentially useful as a peer group index with respect to the Company in light of the Company's Food, Pharma & Nutrition segment. The performance of the Company's Common Stock shown on the graph below is historical only and not indicative of future performance.

Item 6.	Selected Financial Data

The selected statements of operations data set forth below for the three years in the period ended December 31, 2010 and the selected balance sheet data as of December 31, 2010 and 2009 have been derived from our Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC.  The following information should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere herein.

Earnings per share and dividend amounts have been adjusted for the December 2009 and 2006 three-for-two stock splits (effected by means of stock dividends).

(In thousands, except per share data)
Year ended December 31,	2010 (1)(2)(3)	2009 (1)(2)(3)	2008 (1)(2)(3)	2007 (1)(2)(3)	2006 (1)
Statement of Operations Data
Net sales	$255,071	$219,438	$232,050	$176,201	$100,905
Earnings before income tax expense	50,131	40,602	28,431	24,829	19,101
Income tax expense	16,854	13,817	9,381	8,711	6,823
Net earnings	33,277	26,785	19,050	16,118	12,278
Basic net earnings per common share	$1.19	$.98	$.71	$.61	$.47
Diluted net earnings per common share	$1.12	$.93	$.67	$.58	$.45

At December 31,	2010	2009	2008	2007	2006
Balance Sheet Data
Total assets	$228,624	$187,813	$154,474	$154,424	$92,333
Long-term debt (including current portion)	4,914	6,783	9,531	24,777	-
Other long-term obligations	2,575	1,825	1,609	1,529	784
Total stockholders’ equity	187,467	147,143	114,506	93,080	75,362
Dividends per common share	$.15	$.11	$.07	$.07	$.06

(1)	Includes the operating results, cash flows, and assets relating to the CMC Acquisition from the date of acquisition (February 8, 2006) forward.
(2)	Includes the operating results, cash flows, and assets relating to the Chinook Acquisition from the date of acquisition (March 19, 2007) forward.
(3)	Includes the operating results, cash flows, and assets relating to the Akzo Nobel Acquisition from the date of acquisition (May 1, 2007) forward.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop, manufacture, distribute and market specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health and medical device sterilization industries. Our reportable segments are strategic businesses that offer industrial products and services to different markets. We presently have three reportable segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 — “Selected Financial Data” and our Consolidated Financial Statements and the related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See “Cautionary Statement Regarding Forward-Looking Statements.”

Specialty Products

Our Specialty Products segment operates in industry as ARC Specialty Products.

Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Our 100% ethylene oxide product is distributed in uniquely designed, recyclable, double-walled, stainless steel drums to assure compliance with safety, quality and environmental standards as outlined the EPA and the U.S. Department of Transportation.  Our inventory of these specially built drums, along with our two filling facilities, represents a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are our principal customers for this product. In addition, we also sell single use canisters with 100% ethylene oxide for use in medical device sterilization. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

In 2010, the Company acquired Aberco, Inc., a marketer and distributor of propylene oxide. We sell propylene oxide as a fumigant: to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in shell and processed nut meats (except peanuts), processed spices, cacao beans, cocoa powder, raisins, figs and prunes. We also sell propylene oxide to customers seeking smaller (as opposed to bulk) quantities and whose requirements include utilization in various chemical synthesis applications, to make paints more durable and for manufacturing specialty starches and textile coatings.

Management believes that future success in this segment is highly dependent on the Company’s ability to maintain its strong reputation for excellent quality, safety and customer service.

Food, Pharma & Nutrition

The Food, Pharma & Nutrition (“FPN”) segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life.  Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also market human grade choline nutrient products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The FPN portfolio also includes granulated calcium carbonate products, primarily used in, or in conjunction with, novel over-the-counter and prescription pharmaceuticals for the treatment of osteoporosis, gastric disorders and calcium deficiencies in the United States.

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

Animal Nutrition & Health

Our Animal Nutrition & Health (“AN&H”) segment provides the animal nutrition market with nutritional products derived from our microencapsulation and chelation technologies in addition to basic choline chloride.  Commercial sales of REASHURE® Choline, an encapsulated choline product, NITROSHURETM, an encapsulated urea supplement, and NIASHURETM, our microencapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals.  In October 2008, we introduced the first proven rumen-protected lysine for use in dairy rations, AMINOSHURE®-L, which gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. AN&H also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications. The AN&H segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2010, 2009 and 2008 (in thousands):

Business Segment Net Sales:
	2010	2009	2008
Specialty Products	$42,239	$36,368	$35,835
Food, Pharma & Nutrition	41,994	35,407	35,702
Animal Nutrition & Health	170,838	147,663	160,513
Total	$255,071	$219,438	$232,050

Business Segment Earnings From Operations:
	2010	2009	2008
Specialty Products	$15,944	$14,250	$12,545
Food, Pharma & Nutrition	9,748	5,029	5,469
Animal Nutrition & Health	24,078	21,380	11,334
Total	$49,770	$40,659	$29,348

Fiscal Year 2010 compared to Fiscal Year 2009
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2010 were $255,071, as compared with $219,438 for 2009, an increase of $35,633 or 16.2%. Net sales for the Specialty Products segment were $42,239 for 2010, as compared with $36,368 for 2009, an increase of $5,871 or 16.1%. This increase in sales was derived principally from an increase in volumes sold of propylene oxide products, a result of our recent acquisition of a marketer and distributor of propylene oxide for use in the fumigation of certain nut meats and spice fumigation, along with modest price increases for our ethylene oxide products for medical device sterilization. Net sales for the Food, Pharma & Nutrition segment were $41,994 for 2010 compared with $35,407 for 2009, an increase of $6,587 or 18.6%.  This result was driven principally by a volume increase in the domestic food sector, primarily due to higher volumes of encapsulated ingredients for baking, preservation and confection markets.  Also contributing to the increase was higher sales of human choline products for both food applications and the supplement markets. These increases were partially offset by lower sales of calcium products and Vitashure® products for nutritional enhancement.  Net sales of $170,838 were realized for 2010 for the Animal Nutrition & Health segment, as compared with $147,663 for the prior year comparable period, an increase of $23,175 or 15.7%. Global feed grade choline product sales improved by approximately 1%.  Sales within North America improved approximately 3% over the prior year however, overall North American produced feed grade choline declined in the year. Exports of liquid and dry choline from our North American plants declined largely due to currency issues and, in combination with global competition, resulted in our declining to bid on certain international business.  Sales of our Italian produced choline sold into markets outside of North America  improved approximately 6.4% over the prior year. The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 16.0% sales growth from the prior year comparable quarter, as some regional improvement in dairy economics supported greater demand for these products, particularly with strong sales of Reashure®, chelated minerals and Aminoshure-L®, our rumen protected lysine.  Sales of industrial grade products being sold for various industrial applications, predominantly in North America, but also in Europe realized significant growth from the prior year and comprise approximately 26% of the sales in this segment for the year.

Gross Margin

Gross margin for 2010 increased to $78,037 compared to $66,958 for 2009, an increase of 16.5%.  Gross margin percentage for 2010 was 30.6%, as compared to 30.5% for the prior year comparable period, as the benefits of increased sales volumes were offset primarily by higher petro-chemical based raw material costs.  Gross margin percentage for the Specialty Products segment decreased by 1.7% primarily due to the aforementioned higher petro-chemical based raw material costs.  Gross margin percentage in the Food, Pharma & Nutrition segment increased by 7.7%, as margins were favorably affected by increased sales volumes, improved product mix and plant efficiencies.  Gross margin percentage in the Animal Nutrition and Health segment decreased by 1.4% principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Operating Expenses

Operating expenses for 2010 were $28,267, as compared to $26,299 for 2009, an increase of $1,968 or 7.5%. This increase was primarily due to increased costs related to the Aberco acquisition, recruiting fees, a modest increase of employee headcount, relocation expenses, and consultancy fees partially offset by a reduction in outside contract research expense, principally due to the timing of these activities, and accounts receivable reserves for international accounts that were an expense/reserve item in the prior year comparable period.  Operating expenses were 11.1% of sales or 0.9 percentage points less than the operating expenses as a percent of sales in last year's comparable period.  During 2010 and 2009, the Company spent $3,190 and $3,298 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for 2010 increased to $49,770 compared to $40,659 for 2009, an increase of $9,111 or 22.4%.  This increase was principally driven by increased sales volumes over the prior year comparable period, partially offset primarily by higher petro-chemical based raw material costs.  Earnings from operations as a percentage of sales (“operating margin”) for 2010 increased to 19.5% compared to 18.5% for 2009, principally a result of the aforementioned higher sales volumes being partially offset by higher petro-chemical based raw material costs. The Company is continuing to focus on volume growth with new product launches into both domestic and international markets, as well as capitalizing on its varied choline production capabilities. Earnings from operations for the Specialty Products segment were $15,944, an increase of $1,694 or 11.9%, primarily due to increased sales volumes being offset by higher petro-chemical based raw material costs and increased expenses related to development work on our ERC technology for repackaging, distribution and delivery of a product for the fruit ripening industry. Earnings from operations for Food, Pharma & Nutrition were $9,748, an increase of $4,719 or 93.8%, due largely to the aforementioned increased sales volumes, favorable product mix and plant efficiencies.  Earnings from operations for Animal Nutrition & Health increased by $2,698 to $24,078, a 12.6% increase from the prior year comparable period, principally from favorable operating variances due to the volume improvement in both sales and production.  Also contributing to the improvement was the aforementioned reduction in outside contract research expense and accounts receivable reserves for international accounts that were an expense/reserve item in last year’s comparable period.  These improvements were partially offset by increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Other Expenses (Income)

Interest income for 2010 totaled $289 as compared to $107 for 2009, a result of higher average cash balances in 2010.  Interest expense was $90 for 2010 compared to $209 for 2009.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from normal recurring principal payments.  Other income of $162 includes a non-recurring net gain of approximately $73 related to the sale of a non-core calcium carbonate product line and favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for 2010 and 2009 was 33.6% and 34.0% respectively.  This decrease in the effective tax rate is primarily attributable to increased tax credits and deductions.

Net Earnings

Principally as a result of the above-noted increase in sales, partially offset primarily by higher costs of certain petro-chemical based raw materials, net earnings were $33,277 for 2010, as compared with $26,785 for 2009, an increase of 24.2%.

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

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The Company's contractual obligations and debt obligations, excluding revolver borrowings, as of December 31, 2010, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$4,914	$1,482	$2,840	$592	$-
Interest payment obligations (1)	154	76	75	3	-
Operating lease obligations (2)	1,858	852	627	263	116
Purchase obligations (3)	9,224	9,224	-	-	-
Total	$16,150	$11,634	$3,542	$858	$116

(1)
Includes interest payments on long-term debt obligations based on interest and foreign currency rates at December 31, 2010.  It is assumed that there will be no prepayments of principal on the European Term Loan.

(2)	Principally includes obligations associated with future minimum non-cancelable operating lease obligations (including the headquarters office space entered into in 2002).

(3)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

The table above excludes a $1,066 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

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

Acquisitions and Dispositions

In June of 2010, pursuant to a stock purchase agreement, the Company acquired the capital stock of Aberco, Inc, a Maryland Corporation, a marketer and distributor of propylene oxide for use as a fumigant. The assets acquired and liabilities assumed as part of this acquisition are not material to the financial statements. Also, the effect of this acquisition on pro forma revenue and earnings for the periods presented is not material to the financial statements.

Cash

Cash and cash equivalents increased to $77,253 at December 31, 2010 from $46,432 at December 31, 2009 primarily resulting from the activity detailed below.  Working capital amounted to $100,144 at December 31, 2010 as compared to $59,197 at December 31, 2009, an increase of $40,947.

Operating Activities

Cash flows from operating activities provided $39,030 for 2010 compared to $48,072 for 2009.  The decrease in cash flows from operating activities was primarily driven by normal changes in various components of working capital as compared to the prior year and was partially offset by higher net earnings, increased depreciation and amortization and increased non-cash stock compensation expense.

Investing Activities

Capital expenditures were $7,557 for 2010 compared to $3,429 for 2009.  Acquisition of a business of $4,661 was primarily due to the Company’s aforementioned acquisition of a marketer and distributor of propylene oxide and proceeds from sale of a product line of $1,125 was from the aforementioned sale of the non-core calcium carbonate product line.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 1,990,943 shares have been purchased, none of which remained in treasury at December 31, 2010 or 2009.  During 2010, a total of 29,143 shares have been purchased at an average cost of $32.14 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

The Company and its principal bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $9,940 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At December 31, 2010, this interest rate was 1.81%.  At December 31, 2010, the European Term Loan had an outstanding balance of €3,661, translated to $4,852. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $3,976 as of December 31, 2010 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2010. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. Management believes that such facility will be renewed in the normal course of business.

The Company and its principal bank have a Loan Agreement (the “Loan Agreement”), which provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. At December 31, 2010, this interest rate was 1.26%. No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2011.  Management believes that such facility will be renewed in the normal course of business.

At December 31, 2010, the Company had a total of $4,914 of debt outstanding, as compared to a total of $6,783 debt outstanding at December 31, 2009. Indebtedness under the Company’s loan agreements are secured by assets of the Company.

Significant financial covenants in our loan agreements include maintaining at certain levels our Current Ratio, Funded Debt Ratio, and a Fixed Charge Coverage Ratio. We were in compliance with all material covenants related to our loan agreements as of December 31, 2010 and we expect to be in compliance with all material covenants during fiscal 2011. Our loan agreements require compliance with all of the covenants defined in the agreement. If we were out of compliance with any debt covenant required by our loan agreements following the applicable cure period, our lender could terminate its commitment, unless we successfully negotiate a covenant waiver.

Proceeds from stock options exercised and restricted shares purchased totaled $4,343 and $2,988 for 2010 and 2009, respectively. Dividend payments were $3,091 and $2,008 for 2010 and 2009, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of December 31, 2010 for this obligation is $1,296. The postretirement plan is not funded. Historical cash payments made under such plan have typically been less than $100 per year.

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

Revenue Recognition

Revenue, for each of our business segments is recognized upon product shipment, passage of title and risk of loss, and when collection is reasonably assured.  The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are principally not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In instances of shipments made on consignment, revenue is deferred until a customer indicates to the Company that it has used the Company’s products.  The Company does not charge its customers rental fees on cylinders or drums used to ship its products. In addition, the Company follows the provisions of ASC Topic 605, “Revenue Recognition” (incorporating the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”) which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, payments and customer acceptance.

Inventories

Inventories are valued at the lower of cost (first in, first out or average) or market value and have been reduced by an allowance for excess or obsolete inventories. The write-down of potentially obsolete or slow-moving inventory is recorded based on management’s assumptions about future demand and market conditions.

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

Goodwill, which is not subject to amortization, is tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired.  If an indicator of impairment exists, the Company determines the amount of impairment based on a comparison of the implied fair value of its goodwill to its carrying value. We also perform impairment analyses whenever events and circumstances indicate that goodwill or certain intangibles may be impaired.

In accordance with the ASC Topic 350, we test goodwill for impairment at the reporting unit level. We utilize our three operating segments as our goodwill reporting units as we have discrete financial information that is regularly reviewed by operating segment management and businesses within each segment have similar economic characteristics. For the year ended December 31, 2010, the Company’s three reporting units were Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health. We have historically assessed, and continue to assess, the fair value of our reporting units by solely utilizing the income approach, based on a discounted cash flow valuation model as the basis for our conclusions, as we feel this provides the most reliable valuation indicator based on our long term projections for each reporting unit. Our estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal value and future economic and market conditions. These valuation procedures are consistent with goodwill impairment tests performed in prior years. We completed our annual goodwill impairment test as of December 31, 2010, which indicated no impairment of goodwill, as the estimated fair values substantially exceeded the carrying values of each of our reporting units. In addition, with the exception of an asset writedown related to the sale of a product line, there were no triggering events which required asset impairment reviews and the undiscounted cash flows associated with our property, plant and equipment and other long-lived intangible assets were well in excess of the carrying value of these asset classes.

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

In accordance with ASC 715, “Compensation—Retirement Benefits,” the Company is required to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

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

We account for uncertainty in income taxes utilizing ASC 740-10.  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. The application of ASC 740-10 requires judgment related to the uncertainty in income taxes and could impact our effective tax rate.

Stock-based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.”  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.  Expected volatilities are based on historical volatility of the Company’s stock.  The expected term of the options is based on the Company’s historical experience of employees’ exercise behavior.  As stock-based compensation expense recognized in the Consolidated Statement of Earnings is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.  If factors change and we employ different assumptions in the application of ASC 718, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.  See Note 2 to the Consolidated Financial Statements for additional information.

New Accounting Pronouncements:

See Note 1 in Notes to Consolidated Financial Statements regarding recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are invested primarily in money market accounts. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of December 31, 2010, the Company’s borrowings were under a bank term loan bearing interest at EURIBOR plus 1.00%. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at December 31, 2010, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $49. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Balchem Corporation

We have audited the accompanying consolidated balance sheets of Balchem Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule of Balchem Corporation listed in the Index at Item 8.  We also have audited Balchem Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Balchem Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly the information set forth therein.  Also in our opinion, Balchem Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP
New York, New York
February 28, 2011

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2010 and 2009
(Dollars in thousands, except share and per share data)

Assets	2010	2009

Current assets:
Cash and cash equivalents	$77,253	$46,432
Accounts receivable, net of allowance for doubtful accounts of $122 and $357 at
December 31, 2010 and 2009, respectively	32,050	29,149
Inventories	15,720	13,965
Prepaid expenses	2,328	2,046
Prepaid income taxes	1,199	-
Deferred income taxes	552	891
Other current assets	550	529
Total current assets	129,652	93,012

Property, plant and equipment, net	43,388	41,579

Goodwill	28,515	26,658
Intangible assets with finite lives, net	26,649	26,504
Other assets	420	60
Total assets	$228,624	$187,813

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$9,755	$10,876
Accrued expenses	9,250	5,613
Accrued compensation and other benefits	4,710	4,399
Dividends payable	4,311	3,091
Income taxes payable	-	3,053
Current portion of long-term debt	1,482	6,783
Total current liabilities	29,508	33,815

Long-term debt	3,432	-
Deferred income taxes	5,642	5,030
Other long-term obligations	2,575	1,825
Total liabilities	41,157	40,670

Commitments and contingencies (note 11)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 28,752,325 shares issued and outstanding at December 31, 2010 and 28,097,279 shares issued and outstanding at December 31, 2009	1,917	1,873
Additional paid-in capital	38,557	26,541
Retained earnings	147,542	118,576
Accumulated other comprehensive (loss) income	(549)	153
Total stockholders' equity	187,467	147,143

Total liabilities and stockholders' equity	$228,624	$187,813

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except per share data)

	2010	2009	2008

Net sales	$255,071	$219,438	$232,050

Cost of sales	177,034	152,480	179,472

Gross margin	78,037	66,958	52,578

Operating expenses:
Selling expenses	15,608	14,350	12,560
Research and development expenses	3,190	3,298	2,877
General and administrative expenses	9,469	8,651	7,793
	28,267	26,299	23,230

Earnings from operations	49,770	40,659	29,348

Other expenses (income):

Interest income	(289)	(107)	(107)
Interest expense	90	209	963
Other, net	(162)	(45)	61

Earnings before income tax expense	50,131	40,602	28,431

Income tax expense	16,854	13,817	9,381

Net earnings	$33,277	$26,785	$19,050

Basic net earnings per common share	$1.19	$0.98	$0.71

Diluted net earnings per common share	$1.12	$0.93	$0.67

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
 Consolidated Statements of Stockholders' Equity and Comprehensive Income
 Years Ended December 31, 2010, 2009 and 2008
 (Dollars in thousands, except share and per share data)

	Total Stockholders'	Comprehensive	Retained	Accumulated Other Comprehensive Income	Common Stock		Treasury Stock		Additional Paid-in
	Equity	Income	Earnings	(Loss)	Shares	Amount	Shares	Amount	Capital

Balance - December 31, 2007	$93,080		$77,840	$150	26,969,029	$1,797	-	$-	$13,293

Comprehensive Income:
Net earnings	19,050	$19,050	19,050	-	-	-	-	-	-
Other comprehensive income, net of tax:
Net change in pension asset/liability, net of taxes of $8	48	48	-	-	-	-	-	-	-
Translation adjustments	(206)	(206)	-	-	-	-	-	-	-
Other Comprehensive Income (Loss)	-	(158)	-	(158)	-	-	-	-	-
Comprehensive Income	-	$18,892	-	-	-	-	-	-	-
Dividends ($.07 per share)	(2,008)		(2,008)	-	-	-	-	-	-
Shares issued under employee benefit plans and other	406		-	-	25,827	2	-	-	404
Shares and options issued under stock option plans and an income tax benefit of $672	4,136		-	-	379,164	25	-	-	4,111

Balance - December 31, 2008	114,506		94,882	(8)	27,374,020	1,824	-	-	17,808

Comprehensive Income:
Net earnings	26,785	$26,785	26,785	-	-	-	-	-	-
Other comprehensive income, net of tax:
Net change in pension asset/liability, net of taxes of $6	(15)	(15)	-	-	-	-	-	-	-
Translation adjustments	176	176	-	-	-	-	-	-	-
Other Comprehensive Income (Loss)	-	161	-	161	-	-	-	-	-
Comprehensive Income	-	$26,946	-	-	-	-	-	-	-
Dividends ($.11 per share)	(3,091)		(3,091)	-	-	-	-	-	-
Shares issued under employee benefit plans and other	430		-	-	24,413	2	-	-	428
Shares and options issued under stock option plans and an income tax benefit of $2,289	8,352		-	-	698,846	47	-	-	8,305

Balance - December 31, 2009	147,143		118,576	153	28,097,279	1,873	-	-	26,541

Comprehensive Income:
Net earnings	33,277	$33,277	33,277	-	-	-	-	-	-
Other comprehensive income, net of tax:
Net change in pension asset/liability, net of taxes of $148	(277)	(277)	-	-	-	-	-	-	-
Translation adjustments	(425)	(425)	-	-	-	-	-	-	-
Other Comprehensive Income (Loss)	-	(702)	-	(702)	-	-	-	-	-
Comprehensive Income	-	$32,575	-	-	-	-	-	-	-
Dividends ($.15 per share)	(4,311)		(4,311)	-	-	-	-	-	-
Treasury shares purchased	(937)		-	-	-	-	(29,143)	(937)	-
Shares issued under employee benefit plans and other	431		-	-	17,065	1	-	-	430
Shares and options issued under stock option plans and an income tax benefit of $4,230	12,566		-	-	637,981	43	29,143	937	11,586

Balance - December 31, 2010	$187,467		$147,542	$(549)	28,752,325	$1,917	-	$-	$38,557

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008

Cash flows from operating activities:
Net earnings	$33,277	$26,785	$19,050

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,559	8,130	7,786
Stock compensation expense	3,992	3,076	2,414
Shares issued under employee benefit plans	431	430	406
Deferred income tax expense	(669)	(1,216)	(238)
(Recovery of) provision for doubtful accounts	(225)	305	-
Foreign currency transaction (gain) loss	(25)	36	31
Gain on sale of a product line	(931)	-	-
Loss on impairment of assets	311	-	-
Other	-	(8)	-
Changes in assets and liabilities
Accounts receivable	(2,744)	862	(1,058)
Inventories	(1,863)	2,656	(974)
Prepaid expenses and other current assets	43	1,776	(17)
Accounts payable and accrued expenses	2,645	4,037	(4,593)
Income taxes	(4,091)	1,009	6
Other	320	194	84
Net cash provided by operating activities	39,030	48,072	22,897

Cash flows from investing activities:
Proceeds from sale of a product line	1,125	-	-
Acquisition of a business	(4,661)	-	(296)
Capital expenditures	(7,557)	(3,429)	(5,080)
Intangible assets disposed (acquired)	44	(215)	(182)
Net cash used in investing activities	(11,049)	(3,644)	(5,558)

Cash flows from financing activities:
Proceeds from long-term debt	97	-	-
Principal payments on long-term debt	(1,458)	(2,844)	(14,876)
Proceeds from short-term obligations	-	701	3,516
Repayments of short-term obligations	-	(2,657)	(4,507)
Proceeds from stock options exercised and restricted shares purchased	4,343	2,988	1,050
Excess tax benefits from stock compensation	4,230	2,289	672
Dividends paid	(3,091)	(2,008)	(1,975)
Purchase of treasury stock	(937)	-	-
Net cash (used in) provided by financing activities	3,184	(1,531)	(16,120)

Effect of exchange rate changes on cash	(344)	113	(104)

Increase in cash and cash equivalents	30,821	43,010	1,115

Cash and cash equivalents beginning of year	46,432	3,422	2,307
Cash and cash equivalents end of year	$77,253	$46,432	$3,422

Supplemental Cash Flow information - see Note 13

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Balchem Corporation (including, unless the context otherwise requires, its wholly-owned subsidiaries, BCP Ingredients, Inc., Balchem Minerals Corporation, BCP St. Gabriel, Inc., Chelated Minerals Corporation, Aberco, Inc., Balchem BV, Balchem Trading BV, and Balchem Italia Srl (“Balchem” or the “Company”)), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical and medical sterilization industries.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue, for each of our business segments is recognized upon product shipment, passage of title and risk of loss, and when collection is reasonably assured.  The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are principally not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In instances of shipments made on consignment, revenue is deferred until a customer indicates to the Company that it has used the Company’s products.  The Company does not charge its customers rental fees on cylinders or drums used to ship its products. In addition, the Company follows the provisions of ASC Topic 605, “Revenue Recognition” (incorporating the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”) which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, payments and customer acceptance.

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

Business Concentrations

Financial instruments that subject the Company to credit risk consist primarily of money market investments and accounts receivable. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. The majority of the Company’s customers are major national or international corporations. In 2010, 2009 and 2008, no customer accounted for more than 10% of total net sales.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of ASC 350, “Intangibles-Goodwill and Other,” as of January 1, 2002.  This standard requires the use of the purchase method of accounting for a business combination and defines an intangible asset. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of ASC 350. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

As required by ASC 350, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its operations consisted of three reporting units and determined each reporting units’ fair value and compared it to the reporting unit’s net book value.  Since the fair value of each reporting unit exceeded its carrying amount, there was no indication of impairment and no further transitional impairment testing was required.  As of December 31, 2010 and 2009, the Company also performed an impairment test of its goodwill balance. As of such dates the Company’s reporting units’ fair value exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company performs its impairment test each December 31.

The Company had unamortized goodwill in the amount of $28,515 at December 31, 2010 as compared to $26,658 at December 31, 2009, subject to the provisions of ASC 350.  Unamortized goodwill is allocated to the Company’s reportable segments as follows:

	2010	2009
Specialty Products	$7,160	$5,089
Food, Pharma and Nutrition	8,393	8,607
Animal Nutrition and Health	12,962	12,962
Total	$28,515	$26,658

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

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2010 and 2009 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company’s obligations under its long-term debt and credit agreements approximates their carrying value as the stated interest rates of these instruments are variable and reflect rates which are otherwise currently available to the Company.

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

Stock-based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 2.  On January 1, 2006, the Company was required to adopt ASC 718, “Compensation-Stock Compensation,” which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes based option-pricing model. Estimates of and assumptions about forfeiture rates, terms, volatility, interest rates and dividend yields are used to calculate stock-based compensation. A significant change to these estimates could materially affect the Company’s operating results.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”).  The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early application is permitted.  The Company does not expect the adoption of this ASU to be significant to its consolidated financial statements; however the Company may have additional disclosure requirements if the Company completes an acquisition.

In September 2010, the FASB issued ASU 2010-25, Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans (a consensus of the FASB Emerging Issues Task Force). This ASU amends ASC Topic 962 to require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this ASU must be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010.  Early adoption is permitted. The adoption of the guidance was not significant to the Company’s consolidated financial statements.

In August 2010, the FASB issued ASU No. 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules ASU 2010-21.”  This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and did not have a significant impact on the Company’s consolidated financial statements.

In August 2010, the FASB issued ASU No. 2010-22, “Technical Corrections to SEC Paragraphs — An announcement made by the staff of the U.S. Securities and Exchange Commission.”  This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and did not have a significant impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under ASU 2010-17, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.  ASU 2010-17 is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010.  The Company does not expect the adoption of this ASU to be significant to its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements” ("ASU 2010-09"). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 was effective for interim and annual periods ending after June 15, 2010. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

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

In June 2009, the FASB issued amended guidance incorporated into ASC 810, “Consolidation”. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This amended guidance was effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing.”  This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance was not significant to the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation with no impact on net earnings or stockholders’ equity.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

In accordance with ASC 718, all share-based payments, including grants of stock options, are recognized in the income statement as an operating expense, based on their fair values.

As required by ASC 718, the Company has made an estimate of expected forfeitures, based on its historical experience, and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

Additionally, since adoption of ASC 718, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $4,230, $2,289 and $672 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s results for the years ended December 31, 2010, 2009 and 2008 reflected the following compensation cost as a result of adopting ASC 718 and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Year Ended December 31,
	2010	2009	2008
Cost of sales	$508	$365	$273
Operating expenses	3,484	2,711	2,141
Net earnings	(2,449)	(1,963)	(1,614)

On December 31, 2010, the Company had one share-based compensation plan, which is described below (the “1999 Stock Plan”).

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

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises.  As of December 31, 2010, the plans had 4,753,714 shares available for future awards.

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

	Year Ended
Weighted Average Assumptions:	December 31, 2010	December 31, 2009	December 31, 2008
Expected Volatility	39.5%	46.9%	44.5%
Expected Term (in years)	4.3	3.8	3.3
Risk-Free Interest Rate	1.1%	1.8%	2.0%
Dividend Yield	0.6%	0.5%	0.6%

The value of the restricted shares is based on the fair value of the award at the date of grant.

Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards.

A summary of stock option plan activity for 2010, 2009, and 2008 for all plans is as follows:

2010	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	3,286	$11.28
Granted	291	32.13
Exercised	(616)	7.04
Cancelled	(6)	17.83
Outstanding at end of year	2,955	$14.21
Exercisable at end of year	2,053	$10.53

2009	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	3,594	$9.21
Granted	339	21.38
Exercised	(628)	4.79
Cancelled	(19)	14.10
Outstanding at end of year	3,286	$11.28
Exercisable at end of year	2,255	$8.52

2008	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,916	$7.10
Granted	876	15.35
Exercised	(196)	5.31
Cancelled	(2)	13.61
Outstanding at end of year	3,594	$9.21
Exercisable at end of year	2,530	$6.89

The aggregate intrinsic value for outstanding stock options was $57,930, $36,342 and $26,873 at December 31, 2010, 2009 and 2008, respectively, with a weighted average remaining contractual term of 6.4 years at December 31, 2010.  Exercisable stock options at December 31, 2010 had an aggregate intrinsic value of $47,799 with a weighted average remaining contractual term of 5.4 years.

Other information pertaining to option activity during the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
Weighted-average fair value of options granted	$10.10	$7.74	$4.98
Total intrinsic value of stock options exercised ($000s)	$12,821	$7,425	$2,023

Additional information related to stock options outstanding under all plans at December 31, 2010 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$3.46 - $12.45	1,474	4.5 years	$8.35	1,474	$8.35
13.61 - 22.34	1,191	7.9 years	17.07	579	16.06
24.95 - 32.21	290	9.9 years	32.17	-	-
	2,955	6.4 years	$14.21	2,053	$10.53

Non-vested restricted stock activity for the years ended December 31, 2010, 2009 and 2008 is summarized below:

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2009	418	$14.56
Granted	51	32.26
Vested	(106)	12.47
Forfeited	-	-
Non-vested balance as of December 31, 2010	363	$17.66

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2008	347	$13.39
Granted	71	21.34
Vested	-	-
Forfeited	-	-
Non-vested balance as of December 31, 2009	418	$14.56

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2007	176	$11.00
Granted	198	15.29
Vested	(27)	11.36
Forfeited	-	-
Non-vested balance as of December 31, 2008	347	$13.39

As of December 31, 2010, 2009 and 2008, there was $8,795, $8,291 and $7,248, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2010, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. We estimate that share-based compensation expense for the year ended December 31, 2011 will be approximately $4,100.

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

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares.  Since the inception of the program, a total of 1,990,943 shares have been purchased, none of which remained in treasury at December 31, 2010 or 2009.  During 2010, a total of 29,143 shares have been purchased at an average cost of $32.14 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Raw materials	$7,114	$5,799
Work in progress	899	793
Finished goods	7,707	7,373
Total inventories	$15,720	$13,965

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary. The reserve for inventory was $159 and $799 at December 31, 2010 and 2009, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Land	$2,002	$2,112
Building	15,589	15,593
Equipment	58,018	54,068
Construction in progress	5,734	2,676
	81,343	74,449
Less: Accumulated depreciation	37,955	32,870
Property, plant and equipment, net	$43,388	$41,579

Depreciation expense was $4,644, $4,480 and $4,144 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 5 - ACQUISITIONS

In June of 2010, pursuant to a stock purchase agreement, the Company acquired the capital stock of Aberco, Inc, a Maryland Corporation, a marketer and distributor of propylene oxide for use as a fumigant. The assets acquired and liabilities assumed as part of this acquisition are not material to the financial statements. Also, the effect of this acquisition on pro forma revenue and earnings for the periods presented is not material to the financial statements.

NOTE 6 - INTANGIBLE ASSETS WITH FINITE LIVES

As of December 31, 2010 and 2009, the Company had identifiable intangible assets as follows:

	Amortization Period (In years)	2010 Gross Carrying Amount	2010 Accumulated Amortization	2009 Gross Carrying Amount	2009 Accumulated Amortization
Customer lists	10	$37,142	$13,633	$34,150	$10,011
Regulatory re-registration costs	10	1,302	90	93	11
Patents & trade secrets	15-17	1,548	599	1,683	504
Trademarks & trade names	17	906	303	911	251
Other	5-10	753	377	755	311
		$41,651	$15,002	$37,592	$11,088

Amortization of identifiable intangible assets was approximately $3,915, $3,650 and $3,642 for 2010, 2009 and 2008, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $4,000 per annum for 2011 through 2015. At December 31, 2010 and 2009, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, “Intangibles-Goodwill and Other.”  Identifiable intangible assets are reflected in the Company’s consolidated balance sheets under Intangible assets, net.  There were no changes to the useful lives of intangible assets subject to amortization in 2010 and 2009.

At December 31, 2010, the gross carrying amount included a customer list and registrations acquired as part of the Aberco acquisition in 2010, a customer list acquired as part of the Chinook Acquisition in 2007, as well as a customer list, trade name and trade secrets acquired as part of the CMC Acquisition in 2006.

The Federal Insecticide, Fungicide and Rodenticide Act, (“FIFRA”), a health and safety statute, requires that certain products within our specialty products segment must be registered with the U.S. Environmental Protection Agency (“EPA”)  because they are considered pesticides. Costs of such registration are included as regulatory re-registration costs in the table above.

NOTE 7 - LONG-TERM DEBT & CREDIT AGREEMENTS

The Company and its principal bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $9,940 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At December 31, 2010, this interest rate was 1.81%.  At December 31, 2010, the European Term Loan had an outstanding balance of €3,661, translated to $4,852. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $3,976 as of December 31, 2010 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2010. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. Management believes that such facility will be renewed in the normal course of business.

The Company and its principal bank have a Loan Agreement (the “Loan Agreement”), which provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. At December 31, 2010, this interest rate was 1.26%. No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2011.  Management believes that such facility will be renewed in the normal course of business.

At December 31, 2010, we had a total of $4,914 of debt outstanding, as compared to a total of $6,783 debt outstanding at December 31, 2009. Indebtedness under the Company’s loan agreements are secured by assets of the Company.

The Company's debt obligations, excluding revolver borrowings, as of December 31, 2010, are summarized in the table below:

	Payments due by period
	Total	Year 1	Year 2	Year 3	Year 4	Thereafter
Long-term debt obligations	$4,914	$1,482	$1,420	$1,420	$592	$-

NOTE 8 - INCOME TAXES

Income tax expense consists of the following:

	2010	2009	2008
Current:
Federal	$14,329	$11,922	$8,849
Foreign	1,287	1,700	908
State	1,906	1,425	107
Deferred:
Federal	(803)	(1,181)	(473)
Foreign	183	53	31
State	(48)	(102)	(41)
Total income tax provision	$16,854	$13,817	$9,381

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

	2010	2009	2008
Income tax at Federal statutory rate	$17,546	$14,211	$9,951
State income taxes, net of Federal income tax benefit	987	766	-
Other	(1,679)	(1,160)	(570)
Total income tax provision	$16,854	$13,817	$9,381

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Inventories	$388	$721
Restricted stock and stock options	3,352	2,525
Other	774	683
Total deferred tax assets	4,514	3,929
Deferred tax liabilities:
Customer list and goodwill amortization	$3,313	$1,783
Depreciation	4,855	4,866
Prepaid expense	642	618
Trade names and trademarks	171	199
Technology and trade secrets	192	224
Other	431	378
Total deferred tax liabilities	9,604	8,068
Net deferred tax liability	$5,090	$4,139

There is no valuation allowance for deferred tax assets at December 31, 2010 and 2009. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.  The amount of deferred tax asset realizable, however, could change if management’s estimate of future taxable income should change.

The Company adopted the provisions of ASC 740-10 on January 1, 2007.  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority.  Upon adoption of ASC 740-10, the Company recognized approximately a $291 decrease in its retained earnings balance.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
Balance at beginning of period	$972	$813	$733
Increases for tax positions of prior years	97	73	-
Decreases for tax positions of prior years	(127)	(131)	(151)
Increases for tax positions related to current year	304	217	231
Balance at end of period	$1,246	972	$813

All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate in such future periods.

The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $152, $110 and $22 in interest and penalties, respectively. As of December 31, 2010 and 2009, accrued interest and penalties were $414 and $262, respectively.

The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2007. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 9 - NET EARNINGS PER COMMON SHARE

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per common share:

2010	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$33,277	27,964,348	$1.19

Effect of dilutive securities – stock options and restricted stock		1,656,317

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$33,277	29,620,665	$1.12

2009	Earnings(Numerator)	Number of Shares(Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$26,785	27,420,091	$.98

Effect of dilutive securities – stock options and restricted stock		1,454,303

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$26,785	28,874,394	$.93

2008	Earnings(Numerator)	Number of Shares(Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$19,050	26,950,249	$.71

Effect of dilutive securities – stock options and restricted stock		1,570,986

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$19,050	28,521,235	$.67

The Company had 288,000, 338,400 and 415,350 stock options outstanding at December 31, 2010, 2009 and 2008, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights.  These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) savings plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company’s common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $778 and $431 in 2010, $745 and $430 in 2009 and $624 and $406 in 2008, respectively.

The Company also currently provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The Company uses a December 31 measurement date for its postretirement medical plan.  In accordance with ASC 715, “Compensation—Retirement Benefits,” the Company is required to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The actuarial recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:
	2010	2009
Benefit obligation at beginning of year	$888	$801
Service cost with interest to end of year	34	33
Interest cost	45	43
Participant contributions	8	14
Benefits paid	(82)	(45)
Actuarial (gain) or loss	403	42
Benefit obligation at end of year	$1,296	$888

Change in plan assets:
	2010	2009
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	74	31
Participant contributions	8	14
Benefits paid	(82)	(45)
Fair value of plan assets at end of year	$-	$-

Amounts recognized in consolidated balance sheet:
	2010		2009
Accumulated postretirement benefit obligation		$(1,296)		$(888)
Fair value of plan assets		-		-
Funded status		(1,296)		(888)
Unrecognized prior service cost		N/A		N/A
Unrecognized net (gain)/loss		N/A		N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)		$1,296		$888
Accrued postretirement benefit cost (included in other long-term obligations)	$	N/A	$	N/A

Components of net periodic benefit cost:
	2010	2009	2008
Service cost with interest to end of year	$35	$33	$28
Interest cost	45	43	40
Amortization of prior service cost	(18)	(19)	(18)
Amortization of gain	(3)	(3)	(6)
Total net periodic benefit cost	$59	$54	$44

Estimated future employer contributions and benefit payments are as follows:

Year
2011	$43
2012	29
2013	19
2014	16
2015	29
Years 2016-2020	563

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 9.51 percent in 2011 declining to 4.5 percent in 2027 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2010 by $157 and the net periodic postretirement benefit cost for 2010 by $11. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2010 by $137 and the net periodic postretirement benefit cost for 2010 by $10. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.10% in 2010 and 5.45% in 2009.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In February 2006, the Company entered into a lease agreement under which the Company leases a portion of a Channahon, Illinois facility where it conducts manufacturing and utilizes certain warehouse space. The Company expects to terminate its lease at this location effective June 30, 2011.

In February 2002, the Company entered into a ten (10) year lease which became cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which primarily expire at various times through 2015. Rent expense charged to operations under such lease agreements for 2010, 2009 and 2008 aggregated approximately $1,113, $1,183 and $1,284, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at December 31, 2010 are as follows:

Year
2011	$852
2012	416
2013	211
2014	152
2015	111
Thereafter	116
Total minimum lease payments	$1,858

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company’s site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation (“NYDEC”) and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site, which was completed in 1996. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has been less than $5 per year for the period 2004 – 2010.

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

NOTE 12 - SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer products and services to different markets. The Company presently has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health. The Specialty Products segment provides specialty-packaged chemicals for use in healthcare and other industries. Human choline nutrient products, pharmaceutical products and encapsulated products are reported in the Food, Pharma & Nutrition segment. This segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, packaging applications and shelf-life. The Animal Nutrition & Health segment is in the business of manufacturing and supplying choline chloride, an essential nutrient for animal health, to the poultry and swine industries. In addition, certain derivatives of choline chloride are also manufactured and sold into industrial applications and are included in this segment. Chelated minerals and specialty nutritional products for the animal health industry are also reported in this segment. The Company sells products for all segments through its own sales force, independent distributors, and sales agents. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Sales:
	2010	2009	2008
Specialty Products	$42,239	$36,368	$35,835
Food, Pharma & Nutrition	41,994	35,407	35,702
Animal Nutrition & Health	170,838	147,663	160,513
Total	$255,071	$219,438	$232,050

Business Segment Earnings Before Income Taxes:
	2010	2009	2008
Specialty Products	$15,944	$14,250	$12,545
Food, Pharma & Nutrition	9,748	5,029	5,469
Animal Nutrition & Health	24,078	21,380	11,334
Interest and other income (expense)	361	(57)	(917)
Total	$50,131	$40,602	$28,431

Depreciation/Amortization:
	2010	2009	2008
Specialty Products	$1,071	$826	$913
Food, Pharma & Nutrition	1,551	1,489	1,316
Animal Nutrition & Health	5,937	5,815	5,557
Total	$8,559	$8,130	$7,786

Business Segment Assets:
	2010	2009	2008
Specialty Products	$25,113	$19,235	$21,394
Food, Pharma & Nutrition	22,287	22,156	22,081
Animal Nutrition & Health	102,310	98,784	105,296
Other Unallocated	78,914	47,638	5,703
Total	$228,624	$187,813	$154,474

Other unallocated assets consist of certain cash, receivables, prepaid expenses, equipment and leasehold improvements, net of accumulated depreciation, and deferred income taxes, which the Company does not allocate to its individual business segments.

Capital Expenditures:
	2010	2009	2008
Specialty Products	$334	$286	$612
Food, Pharma & Nutrition	1,390	639	955
Animal Nutrition & Health	5,833	2,504	3,513
Total	$7,557	$3,429	$5,080

Geographic Revenue Information:
	2010	2009	2008
United States	$170,949	$145,226	$146,753
Foreign Countries	84,122	74,212	85,297
Total	$255,071	$219,438	$232,050

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:
	2010	2009	2008
Income taxes	$17,348	$12,001	$9,379
Interest	$111	$214	$958

Cash paid during the year for acquisition of assets:
	2010	2009	2008
Assets acquired	$7,313	$-	$296
Less: liabilities assumed	(2,652)	-	-
Cash paid for acquisitions	$4,661	$-	$296

Non-cash financing activities:
	2010	2009	2008
Dividends payable	$4,311	$3,091	$2,008

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

(In thousands, except per share data)

	2010				2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$59,903	$61,458	$63,910	$69,800	$52,986	$52,976	$54,292	$59,184
Gross profit	17,414	19,116	20,233	21,274	16,298	17,304	16,399	16,957
Earnings before income taxes	10,661	12,551	12,945	13,974	9,166	10,303	10,323	10,810
Net earnings	7,029	8,339	8,493	9,416	6,098	6,869	6,852	6,966
Basic net earnings per common share	$.25	$.30	$.30	$.33	$.23	$.25	$.25	$.25
Diluted net earnings per common share	$.24	$.28	$.29	$.31	$.21	$.24	$.24	$.24

Schedule II

BALCHEM CORPORATION
 Valuation and Qualifying Accounts
 Years Ended December 31, 2010, 2009 and 2008
 (In thousands)

Description	Balance at Beginning of Year	Additions Charged (Credited) to Costs and Expenses	Deductions		Balance at End of Year

Year ended December 31, 2010
Allowance for doubtful accounts	$357	$(235)	$-		$122
Inventory reserve	799	279	(919	) (a)	159

Year ended December 31, 2009
Allowance for doubtful accounts	$50	$313	$(6	) (a)	$357
Inventory reserve	94	924	(219	) (a)	799

Year ended December 31, 2008
Allowance for doubtful accounts	$50	$-	$-		$50
Inventory reserve	174	58	(138	) (a)	94

(a)  represents write-offs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2010.

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

The required information is to be set forth in the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2011 Proxy Statement”) under the caption "Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(b)	Executive Officers of the Company.

The required information is to be set forth in the 2011 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance.

The required information is to be set forth in the 2011 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

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

The required information is to be set forth in the 2011 Proxy Statement under the caption “Corporate Governance,” which information is hereby incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item is to be set forth in the 2011 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is to be set forth in the 2011 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and of Management” and the caption “Equity Compensation Plan Information,” all of which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is set forth in the 2011 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in the 2011 Proxy Statement under the caption “Independent Auditor Fees,” which information is hereby incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

		Form 10-K
1.	Financial Statements	Page Number

	Report of Independent Registered Public Accounting Firm	25

	Consolidated Balance Sheets as of December 31, 2010 and 2009	27

	Consolidated Statements of Earnings for the

	years ended December 31, 2010, 2009 and 2008	28

	Consolidated Statements of Stockholders' Equity and Comprehensive Income

	for the years ended December 31, 2010, 2009 and 2008	29

	Consolidated Statements of Cash Flows

	for the years ended December 31, 2010, 2009 and 2008	30

	Notes to Consolidated Financial Statements	31

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying

	Accounts for the years ended December 31, 2010, 2009 and 2008	48

3.	Exhibits

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

10.8
Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-35912, dated October 25, 1996, and to the 1998 Proxy Statement).

10.9	Balchem Corporation Amended and Restated 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.10
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders.*

10.11
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.12
Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)). *

10.13	Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

10.14	Form of Restricted Stock Purchase Agreement for Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 30, 2005).

14.	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 15, 2004 for the year ended December 31, 2003).

21.	Subsidiaries of Registrant.

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2011	BALCHEM CORPORATION
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
Date: February 28, 2011

/s/ Francis J. Fitzpatrick
Francis J. Fitzpatrick, Chief Financial
Officer and Treasurer (Principal Financial and Principal Accounting Officer)
Date: February 28, 2011

/s/ Paul D. Coombs
Paul D. Coombs, Director
Date: February 28, 2011

/s/ David B. Fischer
David B. Fischer, Director
Date: February 28, 2011

/s/ Edward L. McMillan
Edward L. McMillan, Director
Date: February 28, 2011

/s/ Perry W. Premdas
Perry W. Premdas, Director
Date: February 28, 2011

/s/ Dr. John Televantos
Dr. John Televantos, Director
Date: February 28, 2011

/s/ Dr. Elaine Wedral
Dr. Elaine Wedral, Director
Date: February 28, 2011

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

10.8
Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-35912, dated October 25, 1996, and to the 1998 Proxy Statement).

10.9	Balchem Corporation Amended and Restated 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.10
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders.*

10.11
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.12
Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)). *

10.13	Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

10.14	Form of Restricted Stock Purchase Agreement for Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 30, 2005).

14.	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 15, 2004 for the year ended December 31, 2003).

21.	Subsidiaries of Registrant.

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.