Form 10-Q
period 2011-03-31
BALCHEM CORP
filed 2011-05-06
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2011

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13648

BALCHEM CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	13-2578432
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

52 Sunrise Park Road, New Hampton, New York	10958
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒                      No  ☐

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 2, 2011 the registrant had 28,854,989 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	March 31, 2011 (unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$82,052	$77,253
Accounts receivable, net	36,312	32,050
Inventories	18,441	15,720
Prepaid expenses	2,553	2,328
Prepaid income taxes	-	1,199
Deferred income taxes	518	552
Other current assets	483	550
Total current assets	140,359	129,652

Property, plant and equipment, net	44,627	43,388

Goodwill	28,515	28,515
Intangible assets with finite lives, net	25,657	26,649
Other assets	424	420
Total assets	$239,582	$228,624

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$10,905	$9,755
Accrued expenses	11,021	9,250
Accrued compensation and other benefits	2,571	4,710
Dividends payable	-	4,311
Income taxes payable	2,912	-
Current portion of long-term debt	1,553	1,482
Total current liabilities	28,962	29,508

Long-term debt	3,273	3,432
Deferred income taxes	4,980	5,642
Other long-term obligations	2,707	2,575
Total liabilities	39,922	41,157

Commitments and contingencies (note 12)

Stockholders' equity:

Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 28,840,634 shares issued and outstanding at March 31, 2011 and 28,752,325 shares issued and outstanding at December 31, 2010	1,923	1,917
Additional paid-in capital	41,233	38,557
Retained earnings	156,454	147,542
Accumulated other comprehensive (loss) income	50	(549)
Total stockholders' equity	199,660	187,467

Total liabilities and stockholders' equity	$239,582	$228,624

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$73,008	$59,903

Cost of sales	52,228	42,489

Gross margin	20,780	17,414

Operating expenses:
Selling expenses	4,138	3,826
Research and development expenses	876	868
General and administrative expenses	2,468	2,226
	7,482	6,920

Earnings from operations	13,298	10,494

Other expenses (income):
Interest income	(72)	(70)
Interest expense	18	22
Other, net	(24)	(119)

Earnings before income tax expense	13,376	10,661

Income tax expense	4,464	3,632

Net earnings	$8,912	$7,029

Net earnings per common share - basic	$0.31	$0.25

Net earnings per common share - diluted	$0.30	$0.24

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net earnings	$8,912	$7,029

Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	2,232	2,058
Stock compensation expense	1,029	979
Shares issued under employee benefit plans	176	165
Deferred income tax expense	(655)	(631)
(Recovery of) provision for doubtful accounts	-	(140)
Foreign currency transaction (gain) loss	85	(21)
Changes in assets and liabilities
Accounts receivable	(3,787)	(1,778)
Inventories	(2,576)	(1,986)
Prepaid expenses and other current assets	(155)	649
Accounts payable and accrued expenses	164	(175)
Income taxes	4,125	3,444
Other	121	104
Net cash provided by operating activities	9,671	9,697

Cash flows from investing activities:
Capital expenditures	(1,786)	(2,015)
Net cash used in investing activities	(1,786)	(2,015)

Cash flows from financing activities:
Principal payments on long-term debt	(385)	(371)
Proceeds from stock options exercised and restricted shares purchased	979	507
Excess tax benefits from stock compensation	498	359
Dividends paid	(4,311)	(3,091)
Net cash used in financing activities	(3,219)	(2,596)

Effect of exchange rate changes on cash	133	(157)

Increase in cash and cash equivalents	4,799	4,929

Cash and cash equivalents beginning of year	77,253	46,432
Cash and cash equivalents end of year	$82,052	$51,361

Supplemental Cash Flow information - see Note 9

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net earnings	$8,912	$7,029

Other comprehensive income, net of tax where applicable:

Translation adjustments	601	(373)

Unfunded postretirement benefit plan	(2)	(4)

Comprehensive income, net of tax where applicable	$9,511	$6,652

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2010 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2010. References in this report to the “Company” mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Trading BV, and Balchem Italia Srl, on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three months ended March 31, 2011 and 2010 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended March 31,
	2011	2010
Cost of sales	$145	$114
Operating expenses	884	865
Net earnings	(648)	(599)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2011, the plans had 4,755,554 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2011 and 2010 is summarized below:

For the three months ended March 31, 2011	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2010	2,955	$14.21	$57,930
Granted	2	34.10
Exercised	(84)	11.74
Forfeited	(4)	24.01
Outstanding as of March 31, 2011	2,869	$14.28	$66,700	6.1
Exercisable as of March 31, 2011	2,148	$10.77	$57,530	5.2

For the three months ended March 31, 2010	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2009	3,286	$11.28	$36,342
Granted	1	22.34
Exercised	(79)	6.43
Outstanding as of March 31, 2010	3,208	$11.40	$42,498	6.4
Exercisable as of March 31, 2010	2,356	$8.97	$36,929	5.5

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.6% and 0.6%; expected volatilities of 39% and 46%; risk-free interest rates of 1.7% and 2.1%; and expected lives of 4.4 and 3.9, in each case for the three months ended March 31, 2011 and 2010, respectively.

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

Other information pertaining to option activity during the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Weighted-average fair value of options granted	$11.00	$8.11
Total intrinsic value of stock options exercised ($000s)	$1,942	$1,245

Non-vested restricted stock activity for the three months ended March 31, 2011 and 2010 is summarized below:

Three months ended March 31, 2011	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2010	363	$17.66
Non-vested balance as of March 31, 2011	363	$17.66

Three months ended March 31, 2010	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2009	418	$14.56
Non-vested balance as of March 31, 2010	418	$14.56

As of March 31, 2011 and 2010, there was $7,947 and $7,491 respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2011, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2011 will be approximately $4,100.

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

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 1,990,943 shares have been purchased, none of which remained in treasury at March 31, 2011 or 2010. During the three months ended March 31, 2011, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$7,840	$7,114
Work in progress	897	899
Finished goods	9,704	7,707
Total inventories	$18,441	$15,720

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Land	$2,088	$2,002
Building	15,807	15,589
Equipment	59,610	58,018
Construction in progress	6,447	5,734
	83,952	81,343
Less: accumulated depreciation	39,325	37,955
Net property, plant and equipment	$44,627	$43,388

NOTE 5 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $28,515 as of March 31, 2011 and December 31, 2010 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

As of March 31, 2011 and December 31, 2010, the Company had identifiable intangible assets with finite lives with a gross carrying value of approximately $41,651, less accumulated amortization of $15,994 and $15,002, respectively.

Identifiable intangible assets with finite lives at March 31, 2011 and December 31, 2010 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 3/31/11	Accumulated Amortization at 3/31/11	Gross Carrying Amount at 12/31/10	Accumulated Amortization at 12/31/10
Customer lists	10	$37,142	$14,543	$37,142	$13,633
Regulatory registration costs	10	1,302	122	1,302	90
Patents & trade secrets	15-17	1,548	620	1,548	599
Trademarks & trade names	17	906	316	906	303
Other	5-10	753	393	753	377
		$41,651	$15,994	$41,651	$15,002

Amortization of identifiable intangible assets was approximately $990 for the three months ended March 31, 2011. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2011 is $2,979 and approximately $4,000 per annum for 2012 through 2016. At March 31, 2011, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2011.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended March 31, 2011	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$8,912	28,431,755	$.31

Effect of dilutive securities – stock options and restricted stock		1,660,317

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$8,912	30,092,072	$.30

Three months ended March 31, 2010	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$7,029	27,757,708	$.25

Effect of dilutive securities – stock options and restricted stock		1,586,190

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$7,029	29,343,898	$.24

The Company had stock options covering 288,500 and 339,600 shares at March 31, 2011 and 2010, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 7 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2011 was approximately $420 and is included in other long-term obligations. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2011, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2007. There was no significant change in the liabilities for unrecognized tax benefits during the three months ended March 31, 2011.

NOTE 8 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended
	March 31,
	2011	2010
Specialty Products	$11,293	$9,668
Food, Pharma & Nutrition	11,030	9,966
Animal Nutrition & Health	50,685	40,269
Total	$73,008	$59,903

Business Segment Earnings Before Income Taxes:

	Three Months Ended
	March 31,
	2011	2010
Specialty Products	$4,376	$3,312
Food, Pharma & Nutrition	2,512	1,981
Animal Nutrition & Health	6,410	5,201
Interest and other income	78	167
Total	$13,376	$10,661

The following table summarizes domestic (U.S.) and foreign sales for the three months ended March 31, 2011 and March 31, 2010:

	Three Months Ended
	March 31,
	2011	2010
Domestic	$46,018	$38,761
Foreign	26,990	21,142
Total	$73,008	$59,903

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2011 and 2010 for income taxes and interest is as follows:

	Three months ended
	March 31,
	2011	2010
Income taxes	$494	$444
Interest	$17	$24

NOTE 10 – LONG-TERM DEBT AND CREDIT AGREEMENTS

The Company and its principal bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $10,574 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At March 31, 2011, this interest rate was 1.96%. At March 31, 2011, the European Term Loan had an outstanding balance of €3,393, translated to $4,783. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,229 as of March 31, 2011 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. The European Revolving Facility has been renewed with a new maturity date of May 31, 2011. Management believes that such facility will be renewed in the normal course of business.

The Company and its principal bank have a Loan Agreement (the “Loan Agreement”), which provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. At March 31, 2011, this interest rate was 1.25%.  No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2011.  Management believes that such facility will be renewed in the normal course of business.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the three months ended March 31, 2011 and March 31, 2010 was as follows:

	2011	2010
Service cost	$16	$9
Interest cost	16	12
Expected return on plan assets	-	-
Amortization of transition obligation	-	-
Amortization of prior service cost	(5)	(5)
Amortization of (gain)/loss	4	(1)
Net periodic benefit cost	$31	$15

The amount recorded on the Company’s balance sheet as of March 31, 2011 for this obligation is $1,329, and it is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company leases a portion of a facility in Channahon, Illinois.  The Company expects to terminate its lease at this location effective June 30, 2011 in accordance with terms of the agreement.

In February 2002, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space. The office space is now serving as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles, railcars and office equipment under non-cancelable operating leases, which primarily expire at various times through 2015.

Rent expense charged to operations under such lease agreements for the three months ended March 31, 2011 and 2010 aggregated approximately $323 and $295, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at March 31, 2011 are as follows:

Year
April 1, 2011 to December 31, 2011	$674
2012	504
2013	247
2014	163
2015	127
2016	66
Thereafter	100
Total minimum lease payments	$1,881

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company’s site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation (“NYDEC”) and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site, which was completed in 1996. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has been less than $5 per year for the period 2004 to date.

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

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The amendments in this Update were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under ASU 2010-17, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.  ASU 2010-17 was effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010.  The adoption of the guidance was not significant to the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” This ASU provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments in this ASU replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments in this ASU eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments in this ASU were effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The adoption of the guidance was not significant to the Company’s consolidated financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

Overview

We develop, manufacture, distribute and market specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health, medical device sterilization, and oil and gas industries. Our reportable segments are strategic businesses that offer products and services to different markets. We presently have three reportable segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Specialty Products

Our Specialty Products segment operates in industry as ARC Specialty Products.

Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance or physical characteristics of the device being sterilized. Our 100% ethylene oxide product is distributed in uniquely designed,  recyclable, double-walled, stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the EPA and the U.S. Department of Transportation.  Our inventory of these specially built drums, along with our two filling facilities, represents a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are our principal customers for this product. In addition, we also sell single use canisters with 100% ethylene oxide for use in medical device sterilization. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

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

Animal Nutrition & Health

Our Animal Nutrition & Health (“AN&H”) segment provides the animal nutrition market with nutritional products derived from our microencapsulation and chelation technologies in addition to basic choline chloride.  Commercial sales of REASHURE® Choline, an encapsulated choline product, NIASHURETM, an encapsulated urea supplement, and NITROSHURETM, our microencapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals.  In October 2008, we introduced the first proven rumen-protected lysine for use in dairy rations, AMINOSHURE®-L, which gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. AN&H also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three months ended March 31, 2011 and March 31, 2010:

Business Segment Net Sales:

	Three Months Ended
	March 31,
	2011	2010
Specialty Products	$11,293	$9,668
Food, Pharma & Nutrition	11,030	9,966
Animal Nutrition & Health	50,685	40,269
Total	$73,008	$59,903

Business Segment Earnings From Operations:

	Three Months Ended
	March 31,
	2011	2010
Specialty Products	$4,376	$3,312
Food, Pharma & Nutrition	2,512	1,981
Animal Nutrition & Health	6,410	5,201
Total	$13,298	$10,494

RESULTS OF OPERATIONS

Three months ended March 31, 2011 compared to three months ended March 31, 2010.

Net Sales

Net sales for the three months ended March 31, 2011 were $73,008 as compared with $59,903 for the three months ended March 31, 2010, an increase of $13,105 or 21.9%. Net sales for the Specialty Products segment were $11,293 for the three months ended March 31, 2011, as compared with $9,668 for the three months ended March 31, 2010, an increase of $1,625 or 16.8%. This increase in sales was derived principally from higher sales of ethylene oxide for medical device sterilization, and from propylene oxide in support of our acquisition of Aberco, a marketer and distributor of propylene oxide for use in the fumigation of certain nut meats and spice fumigation. Net sales for the Food, Pharma & Nutrition segment were $11,030 for the three months ended March 31, 2011 compared with $9,966 for the three months ended March 31, 2010, an increase of $1,064 or 10.7%. This result was driven principally by volume increases in both the domestic and international food markets, primarily due to higher volumes of encapsulated ingredients for baking, preservation and confection markets. Also contributing to the increase was higher sales of human choline products for both food applications and the supplement markets. Net sales of $50,685 were realized for the three months ended March 31, 2011 for the Animal Nutrition & Health segment, as compared with $40,269 for the prior year comparable quarter, an increase of $10,416 or 25.9%. Feed and industrial grade choline product sales and derivatives increased 25.8% or $8,500 over the prior year quarter. Sales of our largest AN&H product group, aqueous and dry feed grade choline products, grew approximately 12.5%. There were a number of factors contributing to this end result.  During the quarter, the Company saw improved sales of liquid and dry choline into the North American feed segment, reflecting improved poultry production levels. Sales of liquid and dry Italian-produced choline improved over the prior year quarter. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, but also in Europe. Industrial sales grew 62.5% over the prior year quarter, and they comprised approximately 28% of the sales in this segment for the quarter. Sales of ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, increased 26.3% or $1,916 over the prior comparable quarter. This was principally driven by increased sales of Aminoshure-L®, our rumen protected lysine product. These improved sales were, however, offset by a decline in sales of our chelated mineral products, principally into the international market.

Gross Margin

Gross margin for the three months ended March 31, 2011 increased to $20,780 compared to $17,414 for the three months ended March 31, 2010, an increase of 19.3%. Gross margin percentage for the three months ended March 31, 2011 was 28.5%, as compared to 29.1% in the prior year comparative period. This $3,366 increase was principally a result of a 19.8% increase in sales volumes. The correlating margin improvement was, however, partially offset by increases in certain key raw material costs and operating inefficiencies at one of our plants. Gross margin percentage for the Specialty Products segment increased by 2.7% primarily due to operating efficiencies from increased volumes and a favorable product mix, but was partially offset by higher raw material costs. Gross margin percentage in the Food, Pharma & Nutrition segment remained the same at 37.3%. Gross margin percentage in the Animal Nutrition and Health segment decreased by 0.8% principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline, and the aforementioned operating inefficiencies at one of our plants.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $7,482, as compared to $6,920 for the three months ended March 31, 2010, an increase of $562 or 8.1%. This increase was primarily due to costs related to the Aberco acquisition, increased headcount, other payroll related expenses, and consultancy fees. Operating expenses were 10.2% of sales or 1.4 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable quarter. During the three months ended March 31, 2011 and 2010, the Company spent $876 and $868 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for the three months ended March 31, 2011 increased to $13,298 as compared to $10,494 for the three months ended March 31, 2010, an increase of $2,804 or 26.7%. This increase was principally driven by increased sales volumes over the prior year comparable quarter, partially offset by higher raw material costs and some operating inefficiencies at one of our plants. Earnings from operations as a percentage of sales (“operating margin”) for the three months ended March 31, 2011 increased to 18.2% from 17.5% for the three months ended March 31, 2010. The Company is continuing to focus on volume growth with new product launches into both domestic and international markets, as well as capitalizing on its varied choline production capabilities. Earnings from operations for the Specialty Products segment were $4,376, an increase of $1,064 or 32.1%, primarily due to the above-noted higher sales of ethylene oxide and propylene oxide, operating efficiencies from increased volumes and a favorable product mix, partially offset by the aforementioned higher raw material costs and certain costs related to the Aberco acquisition. Earnings from operations for Food, Pharma & Nutrition were $2,512, an increase of $531 or 26.8%, due largely to the above-noted increased sales volumes, a favorable product mix and plant efficiencies. Earnings from operations for Animal Nutrition & Health increased by $1,209 to $6,410, a 23.2% increase from the prior year comparable quarter, principally due to the aforementioned increased sales volumes. This was partially offset by increases in the cost of certain petro-chemical raw materials used to manufacture choline, and some operating inefficiencies at one of our plants.

Other Expenses (Income)

Interest income for the three months ended March 31, 2011 totaled $72 as compared to $70 for the three months ended March 31, 2010.  Interest expense was $18 for the three months ended March 31, 2011 compared to $22 for the three months ended March 31, 2010.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from normal recurring principal payments.  Other income of $24 for the three months ended March 31, 2011 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was 33.4% and 34.1%, respectively. This decrease in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes.

Net Earnings

Principally as a result of the above-noted increase in sales, partially offset primarily by higher costs of certain key raw materials and some operating inefficiencies at one of our plants, net earnings were $8,912 for the three months ended March 31, 2011, as compared with $7,029 for the three months ended March 31, 2010, an increase of 26.8%.

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

During the three months ended March 31, 2011, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash

Cash and cash equivalents increased to $82,052 at March 31, 2011 from $77,253 at December 31, 2010, primarily resulting from the information detailed below. Working capital amounted to $111,397 at March 31, 2011 as compared to $100,144 at December 31, 2010, an increase of $11,253.

Operating Activities

Cash flows from operating activities provided $9,671 for the three months ended March 31, 2011 compared to $9,697 for the three months ended March 31, 2010.  The slight decrease in cash flows from operating activities was primarily due to increases in accounts receivable, principally a result of higher sales; and increased inventories, primarily due to higher petro-chemical raw material costs. These were partially offset by higher net earnings.

Investing Activities

Capital expenditures were $1,786 for the three months ended March 31, 2011 compared to $2,015 for the three months ended March 31, 2010.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 1,990,943 shares have been purchased, none of which remained in treasury at March 31, 2011 or 2010. During the three months ended March 31, 2011, no additional shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

The Company and its principal bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $10,574 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At March 31, 2011, this interest rate was 1.96%. At March 31, 2011, the European Term Loan had an outstanding balance of €3,393, translated to $4,783. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,229 as of March 31, 2011 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. The European Revolving Facility has been renewed with a new maturity date of May 31, 2011. Management believes that such facility will be renewed in the normal course of business.

The Company and its principal bank have a Loan Agreement (the “Loan Agreement”), which provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. At March 31, 2010, this interest rate was 1.25%.  No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2011.  Management believes that such facility will be renewed in the normal course of business.

Proceeds from stock options exercised totaled $979 and $507 for the three months ended March 31, 2011 and 2010, respectively. Dividend payments were $4,311 and $3,091 for the three months ended March 31, 2011 and 2010, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of March 31, 2011 for this obligation is $1,329. The postretirement plan is not funded. Historical cash payments made under such plan have typically been less than $100 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2010 Annual Report on Form 10-K, during the three months ended March 31, 2011.

Related Party Transactions

The Company was not engaged in related party transactions during the three months ended March 31, 2011.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are invested primarily in money market accounts. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of March 31, 2011, the Company’s borrowings were under a bank term loan bearing interest at EURIBOR plus 1.00%. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at March 31, 2011, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $48. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 4.                      Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Controls

During the most recent fiscal quarter, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: May 6, 2011

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