Form 10-Q
period 2011-06-30
BALCHEM CORP
filed 2011-08-09
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of
☒	the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2011

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

As of August 1, 2011 the registrant had 28,939,212 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I.        Financial Information
Item 1.       Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
 (Dollars in thousands, except per share data)

Assets	June 30, 2011 (unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$89,742	$77,253
Accounts receivable, net	38,527	32,050
Inventories	18,887	15,720
Prepaid expenses	1,808	2,328
Prepaid income taxes	1,732	1,199
Deferred income taxes	635	552
Other current assets	129	550
Total current assets	151,460	129,652

Property, plant and equipment, net	44,894	43,388

Goodwill	28,515	28,515
Intangible assets with finite lives, net	24,668	26,649
Other assets	425	420
Total assets	$249,962	$228,624

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$9,063	$9,755
Accrued expenses	13,268	9,250
Accrued compensation and other benefits	2,865	4,710
Dividends payable	-	4,311
Income taxes payable	163	-
Current portion of long-term debt	1,565	1,482
Total current liabilities	26,924	29,508

Long-term debt	2,955	3,432
Deferred income taxes	4,787	5,642
Other long-term obligations	2,817	2,575
Total liabilities	37,483	41,157

Commitments and contingencies (note 12)

Stockholders' equity:

Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-

Common stock, $.0667 par value. Authorized 120,000,000 shares; 28,936,712 shares issued and outstanding at June 30, 2011 and 28,752,325 shares issued and outstanding at December 31, 2010	1,929	1,917
Additional paid-in capital	44,257	38,557
Retained earnings	166,027	147,542
Accumulated other comprehensive (loss) income	266	(549)
Total stockholders' equity	212,479	187,467

Total liabilities and stockholders' equity	$249,962	$228,624

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
 (Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$74,687	$61,458	$147,695	$121,361

Cost of sales	52,926	42,342	105,154	84,831

Gross margin	21,761	19,116	42,541	36,530

Operating expenses:
Selling expenses	4,151	3,647	8,289	7,473
Research and development expenses	733	670	1,609	1,538
General and administrative expenses	2,818	2,358	5,286	4,584
	7,702	6,675	15,184	13,595

Earnings from operations	14,059	12,441	27,357	22,935

Other expenses (income):
Interest income	(69)	(69)	(140)	(140)
Interest expense	22	18	40	40
Other, net	(246)	(59)	(271)	(177)

Earnings before income tax expense	14,352	12,551	27,728	23,212

Income tax expense	4,780	4,212	9,244	7,844

Net earnings	$9,572	$8,339	$18,484	$15,368

Net earnings per common share - basic	$0.34	$0.30	$0.65	$0.55

Net earnings per common share - diluted	$0.32	$0.28	$0.61	$0.52

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$18,484	$15,368

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,492	4,144
Stock compensation expense	1,934	1,952
Shares issued under employee benefit plans	293	273
Deferred income tax expense	(976)	(1,010)
(Recovery of) provision for doubtful accounts	(7)	(176)
Foreign currency transaction (gain) loss	92	(54)
Loss on impairment of assets	94	-
Changes in assets and liabilities
Accounts receivable	(5,783)	(1,729)
Inventories	(2,973)	(3,261)
Prepaid expenses and other current assets	955	916
Accounts payable and accrued expenses	641	(474)
Income taxes	(354)	(649)
Customer deposits and other deferred revenue	(2)	39
Other	227	208
Net cash provided by operating activities	17,117	15,547

Cash flows from investing activities:
Capital expenditures	(3,210)	(4,469)
Proceeds from sale of property, plant and equipment	28	-
Acquisition of a business	-	(4,633)
Intangible assets acquired	(3)	-
Net cash used in investing activities	(3,185)	(9,102)

Cash flows from financing activities:
Principal payments on long-term debt	(790)	(713)
Proceeds from stock options exercised and restricted shares purchased	2,314	1,036
Excess tax benefits from stock compensation	1,282	726
Dividends paid	(4,310)	(3,091)
Purchase of treasury stock	(108)	-
Net cash used in financing activities	(1,612)	(2,042)

Effect of exchange rate changes on cash	169	(461)

Increase in cash and cash equivalents	12,489	3,942

Cash and cash equivalents beginning of year	77,253	46,432
Cash and cash equivalents end of year	$89,742	$50,374

Supplemental Cash Flow information - see Note 9

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net earnings	$9,572	$8,339	$18,484	$15,368

Other comprehensive income, net of tax where applicable:

Translation adjustments	217	(646)	818	(1,019)

Unfunded postretirement benefit plan	(1)	(3)	(3)	(7)

Comprehensive income, net of tax where applicable	$9,788	$7,690	$19,299	$14,342

See accompanying notes to consolidated financial statements.

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three and six months ended June 30, 2011 and 2010 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended June 30,
	2011	2010
Cost of sales	$146	$113
Operating expenses	759	860
Net earnings	(564)	(624)

	Increase/(Decrease) for the Six Months Ended June 30,
	2011	2010
Cost of sales	$291	$227
Operating expenses	1,643	1,725
Net earnings	(1,212)	(1,223)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2011, the plans had 4,799,584 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2011 and 2010 is summarized below:

For the six months ended June 30, 2011	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2010	2,955	$14.21	$57,930
Granted	14	40.10
Exercised	(195)	11.85
Forfeited	(50)	24.47
Outstanding as of June 30, 2011	2,724	$14.32	$80,246	5.9
Exercisable as of June 30, 2011	2,037	$10.67	$67,422	5.0

For the six months ended June 30, 2010	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2009	3,286	$11.28	$36,342
Granted	1	22.34
Exercised	(151)	6.85
Forfeited	(4)	17.46
Outstanding as of June 30, 2010	3,132	$11.49	$42,312	6.2
Exercisable as of June 30, 2010	2,285	$9.03	$36,491	5.3

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.6%; expected volatilities of 36% and 46%; risk-free interest rates of 1.4% and 2.1%; and expected lives of 4.5 and 3.9, in each case for the six months ended June 30, 2011 and 2010, respectively.

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

Other information pertaining to option activity during the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted-average fair value of options granted	$12.43	$8.11	$12.25	$8.11
Total intrinsic value of stock options exercised ($000s)	$3,187	$1,274	$5,129	$2,518

Non-vested restricted stock activity for the six months ended June 30, 2011 and 2010 is summarized below:

Six months ended June 30, 2011	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2010	363	$17.66
Granted	1	40.88
Vested	(7)	12.41
Forfeited	(17)	19.12
Non-vested balance as of June 30, 2011	340	$17.77

Six months ended June 30, 2010	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2009	418	$14.56
Non-vested balance as of June 30, 2010	418	$14.56

As of June 30, 2011 and 2010, there was $6,545 and $6,494 respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2011, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2011 will be approximately $3,800.

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

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 2,010,488 shares have been purchased, none of which remained in treasury at June 30, 2011 or 2010. During the six months ended June 30, 2011, a total of 19,545 shares have been purchased at an average cost of $5.55 per share. These purchases were primarily related to the repurchase of forfeited restricted shares. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$7,014	$7,114
Work in progress	751	899
Finished goods	11,122	7,707
Total inventories	$18,887	$15,720

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
Land	$2,118	$2,002
Building	15,882	15,589
Equipment	60,001	58,018
Construction in progress	6,945	5,734
	84,946	81,343
Less: accumulated depreciation	40,052	37,955
Net property, plant and equipment	$44,894	$43,388

NOTE 5 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $28,515 as of June 30, 2011 and December 31, 2010 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Identifiable intangible assets with finite lives at June 30, 2011 and December 31, 2010 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 6/30/11	Accumulated Amortization at 6/30/11	Gross Carrying Amount at 12/31/10	Accumulated Amortization at 12/31/10
Customer lists	10	$37,142	$15,453	$37,142	$13,633
Regulatory registration costs	10	1,302	155	1,302	90
Patents & trade secrets	15-17	1,549	640	1,548	599
Trademarks & trade names	17	907	329	906	303
Other	5-10	754	409	753	377
		$41,654	$16,986	$41,651	$15,002

Amortization of identifiable intangible assets was approximately $1,984 for the six months ended June 30, 2011. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2011 is $1,986 and approximately $4,000 per annum for 2012 through 2016. At June 30, 2011, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2011.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended June 30, 2011	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$9,572	28,544,898	$.34

Effect of dilutive securities – stock options and restricted stock		1,687,594

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$9,572	30,232,492	$.32

Three months ended June 30, 2010	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$8,339	27,812,204	$.30

Effect of dilutive securities – stock options and restricted stock		1,722,089

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$8,339	29,534,293	$.28

Six months ended June 30, 2011	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$18,484	28,488,327	$.65

Effect of dilutive securities – stock options and restricted stock		1,673,735

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$18,484	30,162,062	$.61

Six months ended June 30, 2010	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$15,368	27,784,956	$.55

Effect of dilutive securities – stock options and restricted stock		1,654,118

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$15,368	29,439,074	$.52

The Company had stock options covering 283,100 and 338,250 shares at June 30, 2011 and 2010, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 7 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2011 was approximately $420 and is included in other long-term obligations. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2011, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2007. There was no significant change in the liabilities for unrecognized tax benefits during the six months ended June 30, 2011.

NOTE 8 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Specialty Products	$12,026	$10,222	$23,319	$19,890
Food, Pharma & Nutrition	10,897	10,583	21,927	20,549
Animal Nutrition & Health	51,764	40,653	102,449	80,922
Total	$74,687	$61,458	$147,695	$121,361

Business Segment Earnings Before Income Taxes:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Specialty Products	$4,542	$3,618	$8,918	$6,930
Food, Pharma & Nutrition	2,832	2,847	5,344	4,828
Animal Nutrition & Health	6,685	5,976	13,095	11,177
Interest and other income	293	110	371	277
Total	$14,352	$12,551	$27,728	$23,212

The following table summarizes domestic (U.S.) and foreign sales for the three and six months ended June 30, 2011 and June 30, 2010:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Domestic	$50,441	$41,650	$96,459	$80,411
Foreign	24,246	19,808	51,236	40,950
Total	$74,687	$61,458	$147,695	$121,361

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2011 and 2010 for income taxes and interest is as follows:

	Six months ended
	June 30,
	2011	2010
Income taxes	$9,308	$8,743
Interest	$35	$43

NOTE 10 – LONG-TERM DEBT AND CREDIT AGREEMENTS

The Company and its principal bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $10,793 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At June 30, 2011, this interest rate was 2.23%. At June 30, 2011, the European Term Loan had an outstanding balance of €3,125, translated to $4,497. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,317 as of June 30, 2011 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. The European Revolving Facility has been renewed with a new maturity date of May 31, 2012. Management believes that such facility will be renewed in the normal course of business.

The Company and its principal bank have a Loan Agreement (the “Loan Agreement”), which provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. At June 30, 2011, this interest rate was 1.19%.  No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2012.  Management believes that such facility will be renewed in the normal course of business.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the six months ended June 30, 2011 and June 30, 2010 was as follows:

	2011	2010
Service cost	$32	$17
Interest cost	32	22
Expected return on plan assets	-	-
Amortization of transition obligation	-	-
Amortization of prior service cost	(9)	(9)
Amortization of (gain)/loss	7	(1)
Net periodic benefit cost	$62	$29

The amount recorded on the Company’s balance sheet as of June 30, 2011 for this obligation is $1,361, and it is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company leased a portion of a facility in Channahon, Illinois.  The Company terminated its lease at this location effective June 30, 2011 in accordance with terms of the agreement.

In February 2002, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space. The office space is now serving as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles, railcars and office equipment under non-cancelable operating leases, which primarily expire at various times through 2016.

Rent expense charged to operations under such lease agreements for the six months ended June 30, 2011 and 2010 aggregated approximately $600 and $523, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at June 30, 2011 are as follows:

Year
July 1, 2011 to December 31, 2011	$430
2012	536
2013	277
2014	193
2015	153
2016	81
Thereafter	101
Total minimum lease payments	$1,771

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

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively. For public entities, the amendments will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this ASU to be significant to its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The amendments in this Update were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance was not significant to the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under ASU 2010-17, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.  ASU 2010-17 was effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010.  The adoption of the guidance was not significant to the Company’s consolidated financial statements.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2011 and June 30, 2010:

Business Segment Net Sales:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Specialty Products	$12,026	$10,222	$23,319	$19,890
Food, Pharma & Nutrition	10,897	10,583	21,927	20,549
Animal Nutrition & Health	51,764	40,653	102,449	80,922
Total	$74,687	$61,458	$147,695	$121,361

Business Segment Earnings From Operations:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Specialty Products	$4,542	$3,618	$8,918	$6,930
Food, Pharma & Nutrition	2,832	2,847	5,344	4,828
Animal Nutrition & Health	6,685	5,976	13,095	11,177
Total	$14,059	$12,441	$27,357	$22,935

RESULTS OF OPERATIONS

Three months ended June 30, 2011 compared to three months ended June 30, 2010.

Net Sales

Net sales for the three months ended June 30, 2011 were $74,687 as compared with $61,458 for the three months ended June 30, 2010, an increase of $13,229 or 21.5%. Net sales for the Specialty Products segment were $12,026 for the three months ended June 30, 2011, as compared with $10,222 for the three months ended June 30, 2010, an increase of $1,804 or 17.6%. This increase in sales was derived principally from higher sales of ethylene oxide for medical device sterilization, and from propylene oxide in support of our acquisition of Aberco, a marketer and distributor of propylene oxide for use in the fumigation of certain nut meats and spice fumigation. Net sales for the Food, Pharma & Nutrition segment were $10,897 for the three months ended June 30, 2011 compared with $10,583 for the three months ended June 30, 2010, an increase of $314 or 3.0%. This result was driven principally by higher sales of human choline products for both food applications and the supplement markets. Also contributing to the increase was slightly higher sales in the domestic food market, primarily due to increased volumes of encapsulated ingredients for baking, prepared food, preservation and confection markets. Partially offsetting these increases were lower sales of calcium products, a direct result of the sale of a non-core calcium carbonate product line in the fourth quarter of 2010. Net sales of $51,764 were realized for the three months ended June 30, 2011 for the Animal Nutrition & Health segment, as compared with $40,653 for the prior year comparable quarter, an increase of $11,111 or 27.3%. Feed and industrial grade choline product sales and derivatives increased 27.8% or $9,602 over the prior year quarter. Sales of our largest AN&H product group, aqueous and dry feed grade choline products, grew approximately 12.8%. There were a number of factors contributing to this end result. During the quarter, the Company saw improved sales of liquid and dry choline, a result of increased volumes sold from our North American operations to both domestic and international customers, reflecting improved poultry production levels. Sales of liquid and dry Italian-produced choline improved over the prior year quarter, primarily due to increases in average selling price. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, but also in Europe, including for usage in natural gas fracking. Industrial sales grew 58.7% over the prior year quarter, and comprised approximately 34.7% of the sales in this segment for the quarter. Sales of AN&H specialty ingredients, largely targeted to the ruminant and companion animal markets, increased 24.6% or $1,509 over the prior comparable quarter, as regional US and certain export countries showed improvement in dairy economics, supporting greater demand for these products. This was principally driven by increased sales of Aminoshure-L®, our rumen protected lysine product, Reashure® choline, and chelated minerals.

Gross Margin

Gross margin for the three months ended June 30, 2011 increased to $21,761 compared to $19,116 for the three months ended June 30, 2010, an increase of 13.8%. Gross margin percentage for the three months ended June 30, 2011 was 29.1%, as compared to 31.1% in the prior year comparative period. This $2,645 increase was principally a result of a 15.4% increase in sales volumes. The correlating margin improvement was, however, partially offset by increases in certain key raw material costs. Gross margin percentage for the Specialty Products segment increased by 1.4% primarily due to operating efficiencies from increased volumes and a favorable product mix, but was partially offset by higher raw material costs. Gross margin percentage in the Food, Pharma & Nutrition segment decreased by 1.3% primarily due to an unfavorable product mix in the domestic food market. Gross margin percentage in the Animal Nutrition and Health segment decreased by 1.9%, principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $7,702, as compared to $6,675 for the three months ended June 30, 2010, an increase of $1,027 or 15.4%. This increase was primarily due to costs related to the Aberco acquisition, increased headcount, other payroll related expenses, and consultancy fees incurred to study acquisition opportunities. Operating expenses were 10.3% of sales or 0.6 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable quarter. During the three months ended June 30, 2011 and 2010, the Company spent $733 and $670 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for the three months ended June 30, 2011 increased to $14,059 as compared to $12,441 for the three months ended June 30, 2010, an increase of $1,618 or 13.0%. This increase was principally driven by increased sales volumes over the prior year comparable quarter, partially offset by higher raw material costs and higher operating expenses. Earnings from operations as a percentage of sales (“operating margin”) for the three months ended June 30, 2011 decreased to 18.8% from 20.2% for the three months ended June 30, 2010, principally due to increases in certain key raw material costs. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $4,542, an increase of $924 or 25.5%, primarily due to the above-noted higher sales of ethylene oxide and propylene oxide, operating efficiencies from increased volumes and a favorable product mix, partially offset by the aforementioned higher raw material costs and certain costs related to the Aberco acquisition. Earnings from operations for Food, Pharma & Nutrition were $2,832, a decrease of $15 or 0.5%, due largely to the previously mentioned unfavorable product mix in the domestic food market. Earnings from operations for Animal Nutrition & Health increased by $709 to $6,685, a 11.9% increase from the prior year comparable quarter, principally due to the aforementioned increased sales volumes. This was partially offset primarily by increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Other Expenses (Income)

Interest income totaled $69 for the three months ended June 30, 2011 and June 30, 2010.  Interest expense was $22 for the three months ended June 30, 2011 compared to $18 for the three months ended June 30, 2010. Other income of $246 for the three months ended June 30, 2011 is primarily the result of a net gain of $188 related to the sale of a non-core calcium carbonate product line and favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended June 30, 2011 and 2010 was 33.3% and 33.6%, respectively. This decrease in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes and the timing of certain tax credits.

Net Earnings

Principally as a result of the above-noted increase in sales volume, partially offset by higher costs of certain raw materials and increased operating expenses, net earnings were $9,572 for the three months ended June 30, 2011, as compared with $8,339 for the three months ended June 30, 2010, an increase of 14.8%.

Six months ended June 30, 2011 compared to six months ended June 30, 2010.

Net Sales

Net sales for the six months ended June 30, 2011 were $147,695 as compared with $121,361 for the six months ended June 30, 2010, an increase of $26,334 or 21.7%. Net sales for the Specialty Products segment were $23,319 for the six months ended June 30, 2011, as compared with $19,890 for the six months ended June 30, 2010, an increase of $3,429 or 17.2%. This increase in sales was derived principally from higher sales of ethylene oxide for medical device sterilization, and from propylene oxide in support of our acquisition of Aberco, a marketer and distributor of propylene oxide for use in the fumigation of certain nut meats and spice fumigation. Net sales for the Food, Pharma & Nutrition segment were $21,927 for the six months ended June 30, 2011 compared with $20,549 for the six months ended June 30, 2010, an increase of $1,378 or 6.7%. This result was driven principally by higher sales of human choline products for both food applications and the supplement markets. Also contributing to the increase was higher sales in both the domestic and international food markets, primarily due to higher volumes of encapsulated ingredients for baking, preservation and confection markets.  Net sales of $102,449 were realized for the six months ended June 30, 2011 for the Animal Nutrition & Health segment, as compared with $80,922 for the prior year comparable period, an increase of $21,527 or 26.6%. Feed and industrial grade choline product sales and derivatives increased 26.8% or $18,102 over the prior year period. Sales of our largest AN&H product group, aqueous and dry feed grade choline products, grew approximately 12.6%. There were a number of factors contributing to this end result.  During the period, the Company saw improved sales of liquid and dry choline, a result of increased volumes sold from our North American operations to both domestic and international customers, reflecting improved poultry production levels. Sales of liquid and dry Italian-produced choline improved over the prior year period, primarily due to increases in average selling price. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, but also in Europe, including for usage in natural gas fracking. Industrial sales grew 60.4% over the prior year period, and comprised approximately 31.4% of the sales in this segment for the period. Sales of ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, increased 25.5% or $3,425 over the prior comparable period. This was principally driven by increased sales of Aminoshure-L®, our rumen protected lysine product, and Reashure® choline. These improved sales were, however, offset by a decline in sales of our chelated mineral products, principally into the international market.

Gross Margin

Gross margin for the six months ended June 30, 2011 increased to $42,541 compared to $36,530 for the six months ended June 30, 2010, an increase of 16.5%. Gross margin percentage for the six months ended June 30, 2011 was 28.8%, as compared to 30.1% in the prior year comparative period. This $6,011 increase was principally a result of a 17.5% increase in sales volumes. The correlating margin improvement was, however, partially offset primarily by increases in certain key raw material costs. Gross margin percentage for the Specialty Products segment increased by 2.1% primarily due to operating efficiencies from increased volumes and a favorable product mix, but was partially offset by higher raw material costs. Gross margin percentage in the Food, Pharma & Nutrition segment decreased by 0.7% primarily due to an unfavorable product mix in the domestic food market. Gross margin percentage in the Animal Nutrition and Health segment decreased by 1.4%, principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline, and temporary operating inefficiencies at certain of the Company’s choline plants.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 were $15,184, as compared to $13,595 for the six months ended June 30, 2010, an increase of $1,589 or 11.7%. This increase was primarily due to costs related to the Aberco acquisition, increased headcount, other payroll related expenses, and consultancy fees incurred to study acquisition opportunities. Operating expenses were 10.3% of sales or 0.9 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable period. During the six months ended June 30, 2011 and 2010, the Company spent $1,609 and $1,538 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for the six months ended June 30, 2011 increased to $27,357 as compared to $22,935 for the six months ended June 30, 2010, an increase of $4,422 or 19.3%. This increase was principally driven by increased sales volumes over the prior year comparable period, partially offset by higher raw material costs, increased operating expenses, and temporary operating inefficiencies at certain of the Company’s choline plants. Earnings from operations as a percentage of sales (“operating margin”) for the six months ended June 30, 2011 decreased to 18.5% from 18.9% for the six months ended June 30, 2010. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $8,918, an increase of $1,988 or 28.7%, primarily due to the above-noted higher sales of ethylene oxide and propylene oxide, operating efficiencies from increased volumes and a favorable product mix, partially offset by the aforementioned higher raw material costs and certain costs related to the Aberco acquisition. Earnings from operations for Food, Pharma & Nutrition were $5,344, an increase of $516 or 10.7%, due largely to the above-noted increased sales volumes, partially offset by an unfavorable product mix in the domestic food market. Earnings from operations for Animal Nutrition & Health increased by $1,918 to $13,095, a 17.2% increase from the prior year comparable period, principally due to the aforementioned increased sales volumes. This was partially offset by increases in the cost of certain petro-chemical raw materials used to manufacture choline, and temporary operating inefficiencies at certain of the Company’s choline plants.

Other Expenses (Income)

Interest income totaled $140 for the six months ended June 30, 2011 and the six months ended June 30, 2010.  Interest expense was $40 for the six months ended June 30, 2011 and June 30, 2010. Other income of $271 for the six months ended June 30, 2011 is primarily the result of a net gain of $188 related to the sale of a non-core calcium carbonate product line and favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the six months ended June 30, 2011 and 2010 was 33.3% and 33.8%, respectively. This decrease in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes and the timing of certain tax credits.

Net Earnings

Principally as a result of the above-noted increase in sales volume, partially offset by higher costs of certain raw materials, increased operating expenses, and temporary operating inefficiencies at certain of the Company’s choline plants, net earnings were $18,484 for the six months ended June 30, 2011, as compared with $15,368 for the six months ended June 30, 2010, an increase of 20.3%.

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

During the six months ended June 30, 2011, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash

Cash and cash equivalents increased to $89,742 at June 30, 2011 from $77,253 at December 31, 2010, primarily resulting from the information detailed below. Working capital amounted to $124,536 at June 30, 2011 as compared to $100,144 at December 31, 2010, an increase of $24,392.

Operating Activities

Cash flows from operating activities provided $17,117 for the six months ended June 30, 2011 compared to $15,547 for the six months ended June 30, 2010. The increase in cash flows from operating activities was largely due to higher net earnings and increased accounts payable and accrued expenses, primarily due to higher petro-chemical raw material costs. These were partially offset by an increase in accounts receivable, principally a result of higher sales.

Investing Activities

Capital expenditures were $3,210 for the six months ended June 30, 2011 compared to $4,469 for the six months ended June 30, 2010.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 2,010,488 shares have been purchased, none of which remained in treasury at June 30, 2011 or 2010. During the six months ended June 30, 2011, a total of 19,545 shares have been purchased at an average cost of $5.55 per share. These purchases were primarily related to the repurchase of forfeited restricted shares. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

The Company and its principal bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $10,793 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At June 30, 2011, this interest rate was 2.23%. At June 30, 2011, the European Term Loan had an outstanding balance of €3,125, translated to $4,497. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,317 as of June 30, 2011 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. The European Revolving Facility has been renewed with a new maturity date of May 31, 2012. Management believes that such facility will be renewed in the normal course of business.

The Company and its principal bank have a Loan Agreement (the “Loan Agreement”), which provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. At June 30, 2010, this interest rate was 1.19%.  No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2012.  Management believes that such facility will be renewed in the normal course of business.

Proceeds from stock options exercised and restricted shares purchased totaled $2,314 and $1,036 for the six months ended June 30, 2011 and 2010, respectively. Dividend payments were $4,310 and $3,091 for the six months ended June 30, 2011 and 2010, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of June 30, 2011 for this obligation is $1,361. The postretirement plan is not funded. Historical cash payments made under such plan have typically been less than $100 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2010 Annual Report on Form 10-K, during the six months ended June 30, 2011.

Related Party Transactions

The Company was not engaged in related party transactions during the six months ended June 30, 2011.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk
Cash and cash equivalents are invested primarily in money market accounts. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of June 30, 2011, the Company’s borrowings were under a bank term loan bearing interest at EURIBOR plus 1.00%. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at June 30, 2011, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $45. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

On June 16, 2011, the Company held its Annual Meeting of stockholders.  The following actions were voted upon at the meeting:

1.           The following individuals were elected Class 3 directors to serve until the annual meeting of stockholders in 2014 and until the election and qualification of their respective successors.  A total of 27,552,121 shares were represented in person or by proxy at the Annual Meeting. The numbers of shares that were voted for, and that were withheld from, each of the director nominees are as follows:

Director	For	Votes Withheld
Perry W. Premdas	24,232,840	150,239
Dr. John Y. Televantos	23,829,814	553,265
David B. Fischer	24,229,780	153,299

The terms of our other directors, Mr. Edward L. McMillan, Mr. Paul D. Coombs, Mr. Dino A. Rossi and Dr. Elaine R. Wedral continued after the Annual Meeting.

2.           The stockholders approved an amendment to the Company’s Restated Articles of Incorporation, which increases the total number of shares of common stock which the Company has authority to issue from sixty million (60,000,000) shares to one hundred twenty million (120,000,000) shares.

The number of shares voted “for” approval, “against” approval and abstentions are as follows:

For	Against	Abstain
21,002,019	6,512,189	37,913

3.           The shareholders approved the appointment of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the 2011 fiscal year by a vote of 27,512,681in favor, and 29,071 against, and 10,369 stockholders abstained.

4.           The shareholders voted, on an advisory basis, regarding the Company’s executive compensation as follows:

For	Against	Abstain	Broker Non-Vote
23,193,129	1,144,574	45,376	3,169,042

5.           The shareholders voted, on an advisory basis, regarding the frequency of future advisory votes on the Company’s Executive compensation, as follows:

Annually	Bi-Annually	Tri-Annually	Broker Non-Vote
12,882,240	271,154	11,187,613	3,169,042

Item 6.       Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALCHEM CORPORATION

By: /s/ Dino A. Rossi
Dino A. Rossi, Chairman, President and
Chief Executive Officer

Date: August 9, 2011

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