Form 10-Q
period 2011-09-30
BALCHEM CORP
filed 2011-11-08
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One) ☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from ____________ to ____________

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

Yes ☐    No ☑

As of November 1, 2011 the registrant had 28,970,944 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$104,872	$77,253
Accounts receivable, net	36,415	32,050
Inventories	18,431	15,720
Prepaid expenses	1,608	2,328
Prepaid income taxes	641	1,199
Deferred income taxes	604	552
Other current assets	315	550
Total current assets	162,886	129,652

Property, plant and equipment, net	44,484	43,388

Goodwill	28,515	28,515
Intangible assets with finite lives, net	23,695	26,649
Other assets	422	420
Total assets	$260,002	$228,624

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$7,144	$9,755
Accrued expenses	12,838	9,250
Accrued compensation and other benefits	3,224	4,710
Dividends payable	-	4,311
Income taxes payable	579	-
Current portion of long-term debt	1,467	1,482
Total current liabilities	25,252	29,508

Long-term debt	2,428	3,432
Deferred income taxes	4,985	5,642
Other long-term obligations	3,340	2,575
Total liabilities	36,005	41,157

Commitments and contingencies (note 12)

Stockholders' equity:

Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 120,000,000 shares; 28,969,931 shares issued and outstanding at September 30, 2011 and 28,752,325 shares issued and outstanding at December 31, 2010	1,931	1,917
Additional paid-in capital	45,665	38,557
Retained earnings	176,812	147,542
Accumulated other comprehensive (loss) income	(411)	(549)
Total stockholders' equity	223,997	187,467

Total liabilities and stockholders' equity	$260,002	$228,624

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$74,439	$63,910	$222,134	$185,271

Cost of sales	51,822	43,677	156,976	128,508

Gross margin	22,617	20,233	65,158	56,763

Operating expenses:
Selling expenses	4,042	4,023	12,331	11,496
Research and development expenses	648	793	2,257	2,331
General and administrative expenses	2,752	2,399	8,038	6,983
	7,442	7,215	22,626	20,810

Earnings from operations	15,175	13,018	42,532	35,953

Other expenses (income):
Interest income	(39)	(72)	(179)	(212)
Interest expense	32	23	72	63
Other, net	(56)	122	(327)	(55)

Earnings before income tax expense	15,238	12,945	42,966	36,157

Income tax expense	4,453	4,452	13,697	12,296

Net earnings	$10,785	$8,493	$29,269	$23,861

Net earnings per common share - basic	$0.38	$0.30	$1.03	$0.86

Net earnings per common share - diluted	$0.36	$0.29	$0.97	$0.81

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net earnings	$10,785	$8,493	$29,269	$23,861

Other comprehensive income, net of tax where applicable:

Translation adjustments	(675)	845	143	(174)

Unfunded postretirement benefit plan	(2)	(3)	(5)	(10)

Comprehensive income, net of tax where applicable	$10,108	$9,335	$29,407	$23,677

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$29,269	$23,861

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,872	6,334
Stock compensation expense	2,840	2,987
Shares issued under employee benefit plans	398	353
Deferred income tax expense	(716)	(1,402)
(Recovery of) provision for doubtful accounts	(7)	(160)
Foreign currency transaction (gain) loss	180	(30)
Loss on impairment of assets	92	-
Changes in assets and liabilities
Accounts receivable	(4,270)	162
Inventories	(2,652)	(1,230)
Prepaid expenses and other current assets	960	592
Accounts payable and accrued expenses	(800)	(1,064)
Income taxes	1,157	(1,384)
Other	757	312
Net cash provided by operating activities	34,080	29,331

Cash flows from investing activities:
Capital expenditures	(4,851)	(6,004)
Proceeds from sale of property, plant and equipment	28	-
Acquisition of a business	-	(4,661)
Intangible assets acquired	(23)	(7)
Net cash used in investing activities	(4,846)	(10,672)

Cash flows from financing activities:
Principal payments on long-term debt	(1,182)	(978)
Proceeds from stock options exercised and restricted shares purchased	2,600	2,486
Excess tax benefits from stock compensation	1,392	2,218
Dividends paid	(4,310)	(3,091)
Purchase of treasury stock	(108)	-
Net cash used in financing activities	(1,608)	635

Effect of exchange rate changes on cash	(7)	(279)

Increase in cash and cash equivalents	27,619	19,015

Cash and cash equivalents beginning of year	77,253	46,432
Cash and cash equivalents end of year	$104,872	$65,447

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three and nine months ended September 30, 2011 and 2010 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended September 30,
	2011	2010
Cost of sales	$145	$110
Operating expenses	761	924
Net earnings	(569)	(614)

	Increase/(Decrease) for the Nine Months Ended September 30,
	2011	2010
Cost of sales	$436	$337
Operating expenses	2,404	2,650
Net earnings	(1,782)	(1,837)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2011, the plans had 4,798,084 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2011 and 2010 is summarized below:

For the nine months ended September 30, 2011	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2010	2,955	$14.21	$57,930
Granted	15	40.59
Exercised	(226)	11.52
Forfeited	(50)	24.47
Outstanding as of September 30, 2011	2,694	$14.39	$61,814	5.7
Exercisable as of September 30, 2011	2,006	$10.69	$53,394	4.7

For the nine months ended September 30, 2010	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2009	3,286	$11.28	$36,342
Granted	2	23.53
Exercised	(370)	6.72
Forfeited	(6)	17.83
Outstanding as of September 30, 2010	2,912	$11.85	$55,350	6.1
Exercisable as of September 30, 2010	2,069	$9.29	$44,644	5.1

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 36% and 45%; risk-free interest rates of 1.4% and 1.7%; and expected lives of 4.5 and 4.0, in each case for the nine months ended September 30, 2011 and 2010, respectively.

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

Other information pertaining to option activity during the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted-average fair value of options granted	$13.48	$8.58	$12.37	$8.32
Total intrinsic value of stock options exercised ($000s)	$952	$4,400	$6,081	$6,919

Non-vested restricted stock activity for the nine months ended September 30, 2011 and 2010 is summarized below:

Nine months ended September 30, 2011	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2010	363	$17.66
Granted	1	40.88
Vested	(7)	12.41
Forfeited	(17)	19.12
Non-vested balance as of September 30, 2011	340	$17.77

Nine months ended September 30, 2010	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2009	418	$14.56
Vested	(38)	13.56
Non-vested balance as of September 30, 2010	380	$14.66

As of September 30, 2011 and 2010, there was $5,658 and $5,456 respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2011, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years. The Company estimates that share-based compensation expense for the year ended December 31, 2011 will be approximately $3,800.

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

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 2,010,488 shares have been purchased, none of which remained in treasury at September 30, 2011 or 2010. During the nine months ended September 30, 2011, a total of 19,545 shares have been purchased at an average cost of $5.55 per share. 16,830 of these shares were related to the repurchase of forfeited restricted shares. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$7,710	$7,114
Work in progress	1,018	899
Finished goods	9,703	7,707
Total inventories	$18,431	$15,720

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
Land	$2,037	$2,002
Building	15,678	15,589
Equipment	62,111	58,018
Construction in progress	5,950	5,734
	85,776	81,343
Less: accumulated depreciation	41,292	37,955
Net property, plant and equipment	$44,484	$43,388

NOTE 5 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $28,515 as of September 30, 2011 and December 31, 2010 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Identifiable intangible assets with finite lives at September 30, 2011 and December 31, 2010 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 9/30/11	Accumulated Amortization at 9/30/11	Gross Carrying Amount at 12/31/10	Accumulated Amortization at 12/31/10
Customer lists	10	$37,142	$16,363	$37,142	$13,633
Regulatory registration costs	10	1,302	187	1,302	90
Patents & trade secrets	15-17	1,569	661	1,548	599
Trademarks & trade names	17	907	343	906	303
Other	5-10	754	425	753	377
		$41,674	$17,979	$41,651	$15,002

Amortization of identifiable intangible assets was approximately $2,980 for the nine months ended September 30, 2011. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2011 is $993 and approximately $4,000 per annum for 2012 through 2016. At September 30, 2011, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2011.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended September 30, 2011	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$10,785	28,618,618	$.38

Effect of dilutive securities – stock options and restricted stock		1,692,532

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$10,785	30,311,150	$.36

Three months ended September 30, 2010	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$8,493	28,004,043	$.30

Effect of dilutive securities – stock options and restricted stock		1,662,864

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$8,493	29,666,907	$.29

Nine months ended September 30, 2011	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$29,269	28,531,757	$1.03

Effect of dilutive securities – stock options and restricted stock		1,679,963

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$29,269	30,211,720	$.97

Nine months ended September 30, 2010	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$23,861	27,857,852	$.86

Effect of dilutive securities – stock options and restricted stock		1,657,115

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$23,861	29,514,967	$.81

The Company had stock options covering 15,200 and 337,650 shares at September 30, 2011 and 2010, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 7 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2011, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2008. During the nine months ended September 30, 2011, the amount of unrecognized tax benefits was increased by approximately $968 primarily for current period exposures and tax positions in prior periods.  During the nine months ended September 30, 2010, there was no significant change to the amount of unrecognized tax benefits. As of September 30, 2011 and December 31, 2010, the Company had approximately $2,214 and $1,246, respectively, of unrecognized tax benefits. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2011 and December 31, 2010 was approximately $540 and $414, respectively, and is included in other long-term obligations.

NOTE 8 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Specialty Products	$12,197	$10,812	$35,516	$30,702
Food, Pharma & Nutrition	10,993	10,696	32,920	31,245
Animal Nutrition & Health	51,249	42,402	153,698	123,324
Total	$74,439	$63,910	$222,134	$185,271

Business Segment Earnings Before Income Taxes:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Specialty Products	$4,677	$4,455	$13,595	$11,385
Food, Pharma & Nutrition	3,151	2,470	8,495	7,298
Animal Nutrition & Health	7,347	6,093	20,442	17,270
Interest and other income (expense)	63	(73)	434	204
Total	$15,238	$12,945	$42,966	$36,157

The following table summarizes domestic (U.S.) and foreign sales for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Domestic	$48,685	$47,717	$145,144	$128,128
Foreign	25,754	16,193	76,990	57,143
Total	$74,439	$63,910	$222,134	$185,271

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2011 and 2010 for income taxes and interest is as follows:

	Nine months ended
	September 30,
	2011	2010
Income taxes	$11,445	$12,825
Interest	$68	$65

NOTE 10 – LONG-TERM DEBT AND CREDIT AGREEMENTS

The Company and its principal bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $10,199 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At September 30, 2011, this interest rate was 2.35%. At September 30, 2011, the European Term Loan had an outstanding balance of €2,857, translated to $3,885. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,079 as of September 30, 2011 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. The European Revolving Facility has been renewed with a new maturity date of May 31, 2012. Management believes that such facility will be renewed in the normal course of business.

The Company and its principal bank have a Loan Agreement (the “Loan Agreement”), which provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. At September 30, 2011, this interest rate was 1.24%.  No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2012.  Management believes that such facility will be renewed in the normal course of business.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the nine months ended September 30, 2011 and September 30, 2010 was as follows:

	2011	2010
Service cost	$47	$26
Interest cost	49	34
Expected return on plan assets	-	-
Amortization of transition obligation	-	-
Amortization of prior service cost	(14)	(14)
Amortization of (gain)/loss	10	(2)
Net periodic benefit cost	$92	$44

The amount recorded on the Company’s balance sheet as of September 30, 2011 for this obligation is $1,393, and it is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

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

Rent expense charged to operations under such lease agreements for the nine months ended September 30, 2011 and 2010 aggregated approximately $821 and $824, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at September 30, 2011 are as follows:

Year
October 1, 2011 to December 31, 2011	$203
2012	507
2013	271
2014	190
2015	151
2016	92
Thereafter	112
Total minimum lease payments	$1,526

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

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). This ASU is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permissible. ASU 2011-09 should be applied retrospectively for all prior periods presented. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company’s consolidated financial statements.

In September 2011, FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08). This ASU is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively. The amendments will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this ASU to be significant to its consolidated financial statements.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations(All dollar amounts in thousands)

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

Specialty Products

Our Specialty Products segment operates in industry as ARC Specialty Products.

Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use by the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance or physical characteristics of the device being sterilized. Our 100% ethylene oxide product is distributed in uniquely designed,  recyclable, double-walled, stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the EPA and the U.S. Department of Transportation.  Our inventory of these specially built drums, along with our two filling facilities, represents a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are our principal customers for this product. In addition, we also sell single use canisters with 100% ethylene oxide for use in medical device sterilization. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

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

Animal Nutrition & Health

Our Animal Nutrition & Health (“AN&H”) segment provides the animal nutrition market with nutritional products derived from our microencapsulation and chelation technologies in addition to basic choline chloride.  Commercial sales of REASHURE® Choline, an encapsulated choline product, NIASHURETM, our microencapsulated niacin product for dairy cows, and NITROSHURETM, an encapsulated urea supplement, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals.  We also market rumen-protected lysine for use in dairy rations, AMINOSHURE®-L, which gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. AN&H also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine.

The AN&H segment also includes choline and certain derivatives manufactured and sold into various industrial applications, predominately as a component for hydraulic fracturing of shale natural gas wells, and methylamines which are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

The Company sells products for all three segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and nine months ended September 30, 2011 and September 30, 2010:

Business Segment Net Sales:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Specialty Products	$12,197	$10,812	$35,516	$30,702
Food, Pharma & Nutrition	10,993	10,696	32,920	31,245
Animal Nutrition & Health	51,249	42,402	153,698	123,324
Total	$74,439	$63,910	$222,134	$185,271

Business Segment Earnings From Operations:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Specialty Products	$4,677	$4,455	$13,595	$11,385
Food, Pharma & Nutrition	3,151	2,470	8,495	7,298
Animal Nutrition & Health	7,347	6,093	20,442	17,270
Total	$15,175	$13,018	$42,532	$35,953

RESULTS OF OPERATIONS

Three months ended September 30, 2011 compared to three months ended September 30, 2010.

Net Sales

Net sales for the three months ended September 30, 2011 were $74,439 as compared with $63,910 for the three months ended September 30, 2010, an increase of $10,529 or 16.5%. Net sales for the Specialty Products segment were $12,197 for the three months ended September 30, 2011, as compared with $10,812 for the three months ended September 30, 2010, an increase of $1,385 or 12.8%. This increase in sales was derived principally from higher sales of ethylene oxide for medical device sterilization. Net sales for the Food, Pharma & Nutrition segment were $10,993 for the three months ended September 30, 2011 compared with $10,696 for the three months ended September 30, 2010, an increase of $297 or 2.8%. This result was driven principally by higher sales of human choline products for both food applications and the supplement markets. Also contributing to the increase was higher sales in the international food market. Partially offsetting these increases were lower sales in the domestic food market and reduced sales of calcium products, a direct result of the sale of a non-core calcium carbonate product line in the fourth quarter of 2010. Net sales of $51,249 were realized for the three months ended September 30, 2011 for the Animal Nutrition & Health segment, as compared with $42,402 for the prior year comparable quarter, an increase of $8,847 or 20.9%. Feed and industrial grade choline product sales and derivatives increased 20.0% or $7,226 over the prior year quarter. Sales of our largest AN&H product group, aqueous and dry feed grade choline products, grew approximately 12.7%. There were a number of factors contributing to this end result. During the quarter, the Company saw improved sales of aqueous and dry choline, a result of increased volumes sold from our North American operations to both domestic and international customers, and increases in selling price which partially offset raw material cost increases. Sales of liquid and dry Italian-produced choline improved over the prior year quarter, primarily due to increases in average selling price which partially offset raw material cost increases. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, but also in Europe, including for usage in natural gas fracking. Industrial sales grew 35.1% over the prior year quarter, and comprised approximately 31.2% of the sales in this segment for the quarter. Sales of AN&H specialty ingredients, largely targeted to the ruminant and companion animal markets, increased 25.5% or $1,621 over the prior comparable quarter, as regional US and certain export markets showed improvement in dairy economics, supporting greater demand for these products despite relatively high feed prices. This was principally driven by increased sales of Aminoshure-L®, our rumen protected lysine product, Reashure® choline, Nitroshure™ and chelated minerals.

Gross Margin

Gross margin for the three months ended September 30, 2011 increased to $22,617 compared to $20,233 for the three months ended September 30, 2010, an increase of 11.8%. This $2,384 increase was principally a result of higher sales volumes, a favorable product mix, and the positive earnings impact resulting from the sale of a non-core calcium carbonate product line in the fourth quarter of 2010. Gross margin percentage for the three months ended September 30, 2011 decreased to 30.4% as compared to 31.7% in the prior year comparative period, primarily due to increases in certain key raw material costs. Gross margin percentage for the Specialty Products segment decreased by 4.0% primarily due to increases in petro-chemical commodities, partially offset by operating efficiencies realized from increased volumes. Gross margin percentage in the Food, Pharma & Nutrition segment increased by 2.4% primarily due to a favorable product mix and the aforementioned positive earnings impact resulting from the sale of a non-core calcium carbonate product line in the fourth quarter of 2010. Gross margin percentage in the Animal Nutrition and Health segment decreased by 0.7%, principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline, partially offset by higher volumes sold and a favorable product mix.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 were $7,442, as compared to $7,215 for the three months ended September 30, 2010, a slight increase of $227 or 3.1%. This increase was primarily due to higher medical costs and other payroll related expenses. Operating expenses were 10.0% of sales or 1.3 percentage points less than the operating expenses as a percent of sales incurred in last year's comparable quarter. During the three months ended September 30, 2011 and 2010, the Company spent $648 and $793 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for the three months ended September 30, 2011 increased to $15,175 as compared to $13,018 for the three months ended September 30, 2010, an increase of $2,157 or 16.6%. This increase was principally driven by higher sales volumes, a favorable product mix, and the positive earnings impact resulting from the sale of a non-core calcium carbonate product line in the fourth quarter of 2010, partially offset by higher raw material costs and higher operating expenses. Earnings from operations as a percentage of sales (“operating margin”) for the three months ended September 30, 2011 remained the same at 20.4% as compared to the three months ended September 30, 2010. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $4,677, an increase of $222 or 5.0%, primarily due to the above-noted higher sales of ethylene oxide and operating efficiencies from increased volumes, partially offset by the aforementioned higher raw material costs. Earnings from operations for Food, Pharma & Nutrition were $3,151, an increase of $681 or 27.6%, due largely to a favorable product mix and the previously-mentioned positive earnings impact resulting from the sale of a non-core calcium carbonate product line in the fourth quarter of 2010. Earnings from operations for Animal Nutrition & Health increased by $1,254 to $7,347, a 20.6% increase from the prior year comparable quarter, principally due to the aforementioned increased sales volumes and a favorable product mix. This was partially offset primarily by increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Other Expenses (Income)

Interest income totaled $39 for the three months ended September 30, 2011 as compared to $72 for the three months ended September 30, 2010.  Interest expense was $32 for the three months ended September 30, 2011 compared to $23 for the three months ended September 30, 2010. Other income of $56 for the three months ended September 30, 2011 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended September 30, 2011 and 2010 was 29.2% and 34.4%, respectively. This decrease in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes and the timing of certain tax credits.

Net Earnings

Principally as a result of the above-noted higher sales volumes, a favorable product mix, a lower effective tax rate, and the positive earnings impact resulting from the sale of a non-core calcium carbonate product line in the fourth quarter of 2010, partially offset by higher raw material costs and increased operating expenses, net earnings were $10,785 for the three months ended September 30, 2011, as compared with $8,493 for the three months ended September 30, 2010, an increase of 27.0%.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010.

Net Sales

Net sales for the nine months ended September 30, 2011 were $222,134 as compared with $185,271 for the nine months ended September 30, 2010, an increase of $36,863 or 19.9%. Net sales for the Specialty Products segment were $35,516 for the nine months ended September 30, 2011, as compared with $30,702 for the nine months ended September 30, 2010, an increase of $4,814 or 15.7%. This increase in sales was derived principally from higher sales of ethylene oxide for medical device sterilization, and from propylene oxide in support of our acquisition of Aberco, a marketer and distributor of propylene oxide for use in the fumigation of certain nut meats and spice fumigation. Net sales for the Food, Pharma & Nutrition segment were $32,920 for the nine months ended September 30, 2011 compared with $31,245 for the nine months ended September 30, 2010, an increase of $1,675 or 5.4%. This result was driven principally by higher sales of human choline products for both food applications and the supplement markets. Also contributing to the increase was higher sales in both the domestic and international food markets, primarily due to higher volumes of encapsulated ingredients for baking, preservation and confection markets.  These increases were partially offset by a decline in sales of calcium products, a result of our having sold this business in late 2010, and a slight decline in sales of our VitaShure® products for nutritional enhancement.  Net sales of $153,698 were realized for the nine months ended September 30, 2011 for the Animal Nutrition & Health segment, as compared with $123,324 for the prior year comparable period, an increase of $30,374 or 24.6%. Feed and industrial grade choline product sales and derivatives increased 24.5% or $25,328 over the prior year period. Sales of our largest AN&H product group, aqueous and dry feed grade choline products, grew approximately 12.6%. There were a number of factors contributing to this end result.  During the period, the Company saw improved sales of liquid and dry choline, a result of increased volumes sold from our North American operations to both domestic and international customers, reflecting improved poultry production levels and higher average bird weights. Sales of liquid and dry Italian-produced choline improved over the prior year period, primarily due to increases in average selling price. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, but also in Europe, including for usage in natural gas fracking. Industrial sales grew 51.0% over the prior year period, and comprised approximately 31.3% of the sales in this segment for the period. Sales of ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, increased 25.5% or $5,046 over the prior comparable period. This was principally driven by increased sales of Aminoshure-L®, our rumen protected lysine product, and Reashure® choline. These improved sales were, however, partially offset by a decline in sales of NiashureTM and our chelated mineral products, principally into the international market.

Gross Margin

Gross margin for the nine months ended September 30, 2011 increased to $65,158 compared to $56,763 for the nine months ended September 30, 2010, an increase of 14.8%. This $8,395 increase was principally a result of a 13.5% increase in sales volumes. Gross margin percentage for the nine months ended September 30, 2011 decreased to 29.3%, as compared to 30.6% in the prior year comparative period, primarily due to increases in certain key raw material costs. Gross margin percentage for the Specialty Products segment was even with the prior year. Gross margin percentage in the Food, Pharma & Nutrition segment increased by 0.4% primarily due to the sale of the non-core calcium carbonate product line in the fourth quarter of 2010. Gross margin percentage in the Animal Nutrition and Health segment decreased by 1.2%, principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline, and temporary operating inefficiencies at certain of the Company’s choline plants.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 were $22,626, as compared to $20,810 for the nine months ended September 30, 2010, an increase of $1,816 or 8.7%. This increase was primarily due to costs related to the Aberco acquisition, increased headcount, other payroll related expenses, and consultancy fees incurred to study acquisition opportunities. Operating expenses were 10.2% of sales or 1.0 percentage point less than the operating expenses as a percent of sales incurred in last year's comparable period. During the nine months ended September 30, 2011 and 2010, the Company spent $2,257 and $2,331 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for the nine months ended September 30, 2011 increased to $42,532 as compared to $35,953 for the nine months ended September 30, 2010, an increase of $6,579 or 18.3%. This increase was principally driven by increased sales volumes over the prior year comparable period, partially offset by higher raw material costs, increased operating expenses, and temporary operating inefficiencies at certain of the Company’s choline plants. Earnings from operations as a percentage of sales (“operating margin”) for the nine months ended September 30, 2011 decreased to 19.1% from 19.4% for the nine months ended September 30, 2010. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $13,595, an increase of $2,210 or 19.4%, primarily due to the above-noted higher sales of ethylene oxide and propylene oxide, operating efficiencies from increased volumes and a favorable product mix, partially offset by the aforementioned higher raw material costs and certain costs related to the Aberco acquisition. Earnings from operations for Food, Pharma & Nutrition were $8,495, an increase of $1,197 or 16.4%, due largely to the above-noted increased sales volumes, partially offset by an unfavorable product mix in the domestic food market. Earnings from operations for Animal Nutrition & Health increased by $3,172 to $20,442, an 18.4% increase from the prior year comparable period, principally due to the aforementioned increased sales volumes. This was partially offset by increases in the cost of certain petro-chemical raw materials used to manufacture choline, and temporary operating inefficiencies at certain of the Company’s choline plants.

Other Expenses (Income)

Interest income totaled $179 for the nine months ended September 30, 2011 as compared to $212 for the nine months ended September 30, 2010.  Interest expense was $72 for the nine months ended September 30, 2011 as compared to $63 for the nine months ended September 30, 2010. Other income of $327 for the nine months ended September 30, 2011 is primarily the result of a net gain of $188 related to the sale of a non-core calcium carbonate product line and favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 was 31.9% and 34.0%, respectively. This decrease in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes and the timing of certain tax credits.

Net Earnings

Principally as a result of the above-noted increase in sales volume and a lower effective tax rate, partially offset by higher costs of certain raw materials, increased operating expenses, and temporary operating inefficiencies at certain of the Company’s choline plants, net earnings were $29,269 for the nine months ended September 30, 2011, as compared with $23,861 for the nine months ended September 30, 2010, an increase of 22.7%.

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

During the nine months ended September 30, 2011, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash

Cash and cash equivalents increased to $104,872 at September 30, 2011 from $77,253 at December 31, 2010, primarily resulting from the information detailed below. Working capital amounted to $137,634 at September 30, 2011 as compared to $100,144 at December 31, 2010, an increase of $37,490.

Operating Activities

Cash flows from operating activities provided $34,080 for the nine months ended September 30, 2011 compared to $29,331 for the nine months ended September 30, 2010. The increase in cash flows from operating activities was largely due to higher net earnings. These were partially offset by normal changes in various components of working capital, particularly in accounts receivable as related to higher sales and inventories as related to increased petro-chemical raw material costs.

Investing Activities

Capital expenditures were $4,851 for the nine months ended September 30, 2011 compared to $6,004 for the nine months ended September 30, 2010.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program, a total of 2,010,488 shares have been purchased, none of which remained in treasury at September 30, 2011 or 2010. During the nine months ended September 30, 2011, a total of 19,545 shares have been purchased at an average cost of $5.55 per share. 16,830 of these shares were related to the repurchase of forfeited restricted shares. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

The Company and its principal bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $10,199 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At September 30, 2011, this interest rate was 2.35%. At September 30, 2011, the European Term Loan had an outstanding balance of €2,857, translated to $3,885. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,079 as of September 30, 2011 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. The European Revolving Facility has been renewed with a new maturity date of May 31, 2012. Management believes that such facility will be renewed in the normal course of business.

The Company and its principal bank have a Loan Agreement (the “Loan Agreement”), which provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. At September 30, 2010, this interest rate was 1.24%.  No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2012.  Management believes that such facility will be renewed in the normal course of business.

Proceeds from stock options exercised and restricted shares purchased totaled $2,600 and $2,486 for the nine months ended September 30, 2011 and 2010, respectively. Dividend payments were $4,310 and $3,091 for the nine months ended September 30, 2011 and 2010, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of September 30, 2011 for this obligation is $1,393. The postretirement plan is not funded. Historical cash payments made under such plan have typically been less than $100 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2010 Annual Report on Form 10-K, during the nine months ended September 30, 2011.

Related Party Transactions

The Company was not engaged in related party transactions during the nine months ended September 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are held primarily in noninterest-bearing demand deposit accounts, which are currently fully insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of September 30, 2011, the Company’s borrowings were under a bank term loan bearing interest at EURIBOR plus 1.00%. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at September 30, 2011, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $39. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Part II.	Other Information

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Reserved.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALCHEM CORPORATION

By: /s/ Dino A. Rossi
Dino A. Rossi, Chairman, President and
Chief Executive Officer

Date: November 8, 2011

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document