Form 10-K
period 2011-12-31
BALCHEM CORP
filed 2012-02-29
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One) 561
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

(Check one):	Large accelerated filer ☑	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the common stock on the NASDAQ Global Market on June 30, 2011 was approximately $1,249,200,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's common stock was 29,210,260 as of February 21, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s proxy statement for its 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2011 are incorporated by reference in Part III of this Report.

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

The Company operates two domestic subsidiaries which are wholly-owned: BCP Ingredients, Inc. (“BCP”), a Delaware corporation, and Aberco, Inc. (“Aberco”), a Maryland corporation.  We also operate three wholly-owned subsidiaries in Europe: Balchem BV and Balchem Trading BV, both Dutch limited liability companies, and Balchem Italia Srl, an Italian limited liability company.  Unless otherwise stated to the contrary, or unless the context otherwise requires, references to the Company in this report includes Balchem Corporation and its subsidiaries.

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

Specialty Products

Our Specialty Products segment operates in industry as ARC Specialty Products.

Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Our 100% ethylene oxide product is distributed in uniquely designed, recyclable, double-walled, stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Transportation (“DOT”).  Our inventory of these specially built drums, along with our two filling facilities, represents a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are our principal customers for this product. In addition, we also sell single use canisters with 100% ethylene oxide for use in medical device sterilization. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

Through our Aberco, Inc. subsidiary, we market and sell propylene oxide as a fumigant: to aid in the control of insects and microbiological spoilage; to reduce bacterial and mold contamination in shell and processed nut meats (except peanuts), processed spices, cacao beans, cocoa powder, raisins, figs and prunes. We also sell propylene oxide to customers seeking smaller (as opposed to bulk) quantities and whose requirements include utilization in various chemical synthesis applications, to make paints more durable and for manufacturing specialty starches and textile coatings.

Animal Nutrition & Health

Our Animal Nutrition & Health (“ANH”) segment provides the animal nutrition and health markets with products derived from our microencapsulation, chelation, and basic choline chloride technologies. Commercial sales of REASHURE® Choline, a microencapsulated choline, NITROSHURETM, a  microencapsulated urea, and NIASHURETM, our microencapsulated niacin for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. Our AMINOSHURE®-L product, the first proven rumen-protected lysine for use in dairy rations, gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals. ANH also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, a vitamin B complex, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of production animals and deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health in swine. The ANH segment also includes choline and certain derivatives manufactured and sold into various industrial applications, predominately as a component for hydraulic fracturing of shale natural gas wells, and methylamines which are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

Raw Materials

The raw materials utilized by the Company in the manufacture of its products are sourced from suppliers both domestically and internationally. Such raw materials include materials derived from petrochemicals, minerals, metals and other readily available commodities and are subject to price fluctuations due to market conditions. The Company is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems; however, the Company cannot assure that will always be the case.

Intellectual Property

The Company currently holds 14 patents in the United States and overseas and uses certain trade-names and trademarks.  It also uses know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of its products.  Formulae and know-how are of particular importance in the manufacture of a number of the Company’s proprietary products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is currently so material to the Company that the expiration or termination of any single patent or group of patents would materially affect its business. Our U.S. patents expire between 2011 and 2024.  In May 29, 2011, Balchem’s US Patent No. 5,190,775, Encapsulated Bioactive Substances, expired. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, technical sales efforts and market conditions, rather than on any patent protection.

Seasonality

In general, the businesses of our segments are not seasonal to any material extent.

Backlog

At December 31, 2011, the Company had a total backlog of $10,358,000 (including $7,629,000 for the ANH segment; $1,913,000 for the FPN segment and $816,000 for the Specialty Products segment), as compared to a total backlog of $12,949,000 at December 31, 2010 (including $9,218,000 for the ANH segment; $2,954,000 for the FPN segment and $777,000 for the Specialty Products segment). It has generally been the Company’s policy and practice to maintain an inventory of finished products and/or component materials for its segments to enable it to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2012 fiscal year.

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

In the specialty products segment, the Company faces competition from alternative sterilizing technologies and products. Competition in this marketplace is based primarily on medical device compositions, product performance, customer support, quality, service and price. Our competition in this market includes sterilization companies a number of which are privately-held. Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors.  We are focused on the North American market due to EPA, United States Food and Drug Administration (“FDA”) and DOT regulations that are not yet required globally.

Competition in the animal feed markets served by the Company is based primarily on quality, service and price.  The markets for our products are subject to competitive risks because these markets are highly price competitive, and any change in price could impact sales and possibly profits. Our competition in this market includes a variety of animal nutrition and health ingredient and nutritional companies, many of which are privately-held.  Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors.

Research & Development

During the years ended December 31, 2011, 2010 and 2009, the Company incurred research and development expense of approximately $2.9 million, $3.2 million and $3.3 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes, principally in the FPN and ANH  segments. During the year ended December 31, 2011, an average of 19 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

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

Acquisitions, Dispositions, and Capital Projects

In June 2010, pursuant to a stock purchase agreement, the Company acquired the capital stock of Aberco, Inc., a Maryland Corporation, a marketer and distributor of propylene oxide for use as a fumigant.

Capital expenditures were approximately $6.6 million for 2011, as compared to $7.6 million in 2010.  Capital expenditures are projected to range from $14.0 million to $15.0 million for 2012.

Environmental / Regulatory Matters

The Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”), a health and safety statute, requires that certain products within our specialty products segment must be registered with the EPA because they are considered pesticides. In order to obtain a registration, an applicant typically must demonstrate, through extensive test data, that its product will not cause unreasonable adverse effects on the environment. We hold EPA registrations permitting us to sell ethylene oxide as a medical device sterilant and spice fumigant and propylene oxide as a fumigant of nuts and spices. The EPA has recently completed the process of reregistering these products’ uses in compliance with FIFRA reregistration requirements for pesticide products.

  With respect to the treatment of spices with ethylene oxide, the EPA prohibited its use for the treatment of basil, effective August 1, 2007, but allows the continuing use of ethylene oxide to treat all other spices, provided a mandated treatment method is used beginning August 1, 2008. During 2009, the EPA mandated that a toxicity study be performed on ethylene chlorohydrin, which is a “residue of concern,” according to the EPA. This study is being financed by an industry trade association of which we are a member and is expected to be submitted to the EPA within the next few months. At this time, we do not anticipate there will be a further impact on the use or limitation of ethylene oxide to treat spices.

Another area of the EPA’s reregistration effort for ethylene oxide resulted in the April 16, 2008 issuance of the RED (“Reregistration Eligibility Decision”) for ethylene oxide which permits the continued use of ethylene oxide “to sterilize medical or laboratory equipment, pharmaceuticals, and aseptic packaging, or to reduce microbial load on musical instruments, cosmetics, whole and ground spices and other seasoning materials and artifacts, archival material or library objects.”  Given that “the database to support reregistration is substantially complete,” our reregistration effort is similarly substantially completed, which will continue to authorize our ethylene oxide product sales for medical device sterilization.  While the EPA may request additional testing, we believe that the use of ethylene oxide will continue to be permitted. The product, when used as a sterilant for certain medical devices, has no known equally effective substitute. Management believes absence of availability of this product could not be easily tolerated by various medical device manufacturers or the health care industry due to the resultant infection potential.

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

In June 2011, we terminated our lease and ceased operations at a manufacturing facility in Channahon, Illinois, which had previously served as our pharmaceutical grade ingredient manufacturing facility, which was registered with the FDA as a drug manufacturing facility.  We will continue to produce products which are required to be manufactured in conformity with current Good Manufacturing Practice (“cGMP”) regulations as interpreted and enforced by the FDA, but will do so through third party contract arrangement.  Modifications, enhancements or changes in contracted manufacturing facilities or procedures relating to our pharmaceutical products are, in many circumstances, subject to FDA approval, which may be subject to a lengthy application process or which we may be unable to obtain. Any contracted manufacturing facilities that manufacture our pharmaceutical products are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted if the results of these inspections are unsatisfactory.

Employees

As of January 31, 2012, the Company employed approximately 365 persons.  Approximately 80 employees at our Marano, Ticino, Italy facility are covered by a national collective bargaining agreement, which expires in 2012. Approximately 60 employees at the Company’s Verona, Missouri facility are covered by a collective bargaining agreement, which expires in 2012.

Available Information

The Company’s headquarters is located at 52 Sunrise Park Road, New Hampton, NY 10958.  The Company’s telephone number is (845) 326-5600 and its Internet website address is www.balchem.com. The Company makes available through its website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission.  Such reports are available via a link from the Investor Relations page on the Company’s website to a list of the Company’s reports on the Securities and Exchange Commission’s EDGAR website.

Item 1A.	Risk Factors

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

Our operating results may be adversely impacted by macro-economic uncertainties and fears.

Worldwide economic conditions and the potential for a sluggish economic recovery, if any, continue to impact the markets in which we operate. Most recently, credit and sovereign debt issues have destabilized certain European economies and thereby increased global macroeconomic uncertainties. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products which would reduce our revenues and profitability. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, depth or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the markets in which we operate. Also, at any point in time we have funds in our cash accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our accounts, these balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

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

Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals, including EPA registrations under FIFRA for two of our products.  We maintain EPA FIFRA registrations for ethylene oxide as a medical device sterilant and spice fumigant and for propylene oxide as a fumigant of nuts and spices.  The EPA has issued Re-registration Eligibility Decisions for both products in recent years and these uses have been approved for the time being. The EPA may re-examine the registrations in the future in accordance with the provisions of FIFRA. Any future failure of the EPA to allow reregistration of ethylene oxide or propylene oxide would have a material adverse effect on our business and financial results.

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

For the year ended December 31, 2011, approximately 34% of our net sales consisted of sales outside the United States.  In addition, we conduct a portion of our manufacturing outside the United States. International sales are subject to inherent risks. The majority of our foreign sales occur through our foreign subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

 We may, from time to time, experience problems in our labor relations.

In North America, approximately 60 employees, or 22% of our North American workforce, as of December 31, 2011, are represented by a union under a single collective bargaining agreement.  This agreement expires in 2012.  In Europe, approximately 80 employees are covered by a collective bargaining agreement.  This agreement expires in 2012.  We believe that our present labor relations with all of our unionized employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.  Similarly, if our relations with the unionized portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected.

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

In 2002, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space in New Hampton, New York. The office space is serving as the Company’s general offices and as laboratory facilities for the Company’s encapsulated / nutritional products business. It is the Company’s intention to negotiate an extension on this existing lease.

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

The Company’s Verona, Missouri site, which is located on approximately 100 acres, consists of manufacturing facilities relating to animal feed grade choline, other animal feed products, human choline nutrients, a drumming facility for the Company’s ethylene oxide business, together with buildings utilized for warehousing such products. The Verona operation buildings comprise a total of approximately 151,000 square feet. The facility, while under prior ownership, was designated by the EPA as a Superfund site (see Item 1 – “Business - Environmental / Regulatory Matters”).

The Company leased production and warehouse space in Channahon, Illinois. The Company terminated its lease at this location, effective June 30, 2011, in accordance with the terms and conditions of the lease agreement.

The Company owns a manufacturing facility and warehouse, comprising approximately 16,500 square feet, located on approximately 5 acres of land in Salt Lake City, Utah.  The Company manufactures and distributes its chelated mineral nutrients for animal feed products at this location.

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

The high and low closing prices for the common stock as recorded for each quarterly period during the years ended December 31, 2011 and 2010 were as follows:

Quarterly Period	High	Low
Ended March 31, 2011	$37.52	$32.66
Ended June 30, 2011	43.78	36.02
Ended September 30, 2011	46.65	35.05
Ended December 31, 2011	42.32	34.75

Quarterly Period	High	Low
Ended March 31, 2010	$24.97	$18.27
Ended June 30, 2010	26.80	23.38
Ended September 30, 2010	30.87	23.99
Ended December 31, 2010	33.91	29.16

On February 21, 2012 the closing price for the common stock on the Nasdaq Global Market was $35.58.

(b)	Record Holders.

As of February 21, 2012, the approximate number of holders of record of the Company’s common stock was 158.  Such number does not include stockholders who hold their stock in street name.  As of February 21, 2012, the total number of beneficial owners of the Company's common stock is estimated to be approximately 18,122.

(c)	Dividends.

The Company declared cash dividends of $0.18 and $0.15 per share on its common stock during its fiscal years ended December 31, 2011 and 2010, respectively.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

(e)	Performance Graph.

The graph below sets forth the cumulative total stockholder return on the Company's Common Stock (referred to in the table as "BCPC") for the five years ended December 31, 2011, the overall stock market return during such period for shares comprising the Russell 2000® Index (which the Company believes includes companies with market capitalization similar to that of the Company), and the overall stock market return during such period for shares comprising the Standard & Poor's 500 Food Group Index, in each case assuming a comparable initial investment of $100 on December 31, 2006 and the subsequent reinvestment of dividends.  The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index.  In light of the Company's industry segments, the Company does not believe that published industry-specific indices are necessarily representative of stocks comparable to the Company.  Nevertheless, the Company considers the Standard & Poor's 500 Food Group Index to be potentially useful as a peer group index with respect to the Company in light of the Company's Food, Pharma & Nutrition segment. The performance of the Company's Common Stock shown on the graph below is historical only and not indicative of future performance.

Item 6.	Selected Financial Data

The selected statements of operations data set forth below for the three years in the period ended December 31, 2011 and the selected balance sheet data as of December 31, 2011 and 2010 have been derived from our Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC.  The following information should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere herein.

Earnings per share and dividend amounts have been adjusted for the December 2009 three-for-two stock split (effected by means of a stock dividend).

(In thousands, except per share data)
Year ended December 31,	2011 (1)(2)	2010 (1)(2)	2009 (1)(2)	2008 (1)(2)	2007 (1)(2)
Statement of Operations Data
Net sales	$291,867	$255,071	$219,438	$232,050	$176,201
Earnings before income tax expense	56,738	50,131	40,602	28,431	24,829
Income tax expense	17,973	16,854	13,817	9,381	8,711
Net earnings	38,765	33,277	26,785	19,050	16,118
Basic net earnings per common share	$1.36	$1.19	$.98	$.71	$.61
Diluted net earnings per common share	$1.28	$1.12	$.93	$.67	$.58

At December 31,	2011	2010	2009	2008	2007
Balance Sheet Data
Total assets	$271,717	$228,624	$187,813	$154,474	$154,424
Long-term debt (including current portion)	1,410	4,914	6,783	9,531	24,777
Other long-term obligations	2,788	2,575	1,825	1,609	1,529
Total stockholders’ equity	232,009	187,467	147,143	114,506	93,080
Dividends per common share	$.18	$.15	$.11	$.07	$.07
(1)	Includes the operating results, cash flows, and assets relating to the Chinook Acquisition from the date of acquisition (March 19, 2007) forward.
(2)	Includes the operating results, cash flows, and assets relating to the Akzo Nobel Acquisition from the date of acquisition (May 1, 2007) forward.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Animal Nutrition & Health

Our Animal Nutrition & Health (“ANH”) segment provides the animal nutrition market with nutritional products derived from our microencapsulation and chelation technologies in addition to basic choline chloride.  Commercial sales of REASHURE® Choline, an encapsulated choline product, NITROSHURETM, an encapsulated urea supplement, and NIASHURETM, our microencapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals.  In October 2008, we introduced the first proven rumen-protected lysine for use in dairy rations, AMINOSHURE®-L, which gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. ANH also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications predominately as a component for hydraulic fracturing of shale natural gas wells. The ANH segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

Sales of specialty products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of university research on the animal health benefits of the Company’s products. Management believes that success in the commodity-oriented basic choline chloride marketplace is highly dependent on the Company’s ability to maintain its strong reputation for excellent product quality and customer service. In addition, the Company must continue to increase production efficiencies in order to maintain its low-cost position to effectively compete in a highly competitive global marketplace.

The Company sells products for all three segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2011, 2010 and 2009 (in thousands):

Business Segment Net Sales:
	2011	2010	2009
Specialty Products	$47,851	$42,239	$36,368
Food, Pharma & Nutrition	42,525	41,994	35,407
Animal Nutrition & Health	201,491	170,838	147,663
Total	$291,867	$255,071	$219,438

Business Segment Earnings From Operations:
	2011	2010	2009
Specialty Products	$18,636	$15,944	$14,250
Food, Pharma & Nutrition	11,113	9,748	5,029
Animal Nutrition & Health	26,476	24,078	21,380
Total	$56,225	$49,770	$40,659

Fiscal Year 2011 compared to Fiscal Year 2010
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2011 were $291,867 as compared with $255,071 for 2010, an increase of $36,796 or 14.4%. Net sales for the Specialty Products segment were $47,851 for 2011, as compared with $42,239 for 2010, an increase of $5,612 or 13.3%. Approximately 80% of this increase in sales was from our ethylene oxide products for medical device sterilization, resulting from modest price increases to partially offset rising raw material costs, and volume improvements. The balance of the increased sales is principally a result of higher sales from propylene oxide in support of our acquisition of Aberco, a marketer and distributor of propylene oxide for use in the fumigation of certain nut meats and spice fumigation. Net sales for the Food, Pharma & Nutrition segment were $42,525 for 2011 compared with $41,994 for 2010, an increase of $531 or 1.3%.  This result was driven by a $2,900 increase in sales of human choline products for both food applications and the supplement markets. This increase was partially offset by lower sales of calcium products, which were down approximately $720, a result of our having sold this business in late 2010 and lower sales in the domestic food market, primarily due to lower volumes sold of encapsulated ingredients for certain flavor and confection markets.  Net sales of $201,491 were realized for 2011 for the Animal Nutrition & Health segment, as compared with $170,838 for the prior year comparable period, an increase of $30,653 or 17.9%. Global feed grade choline product sales improved by approximately 9% reflecting modest price increases, implemented globally, to partially offset rising raw material costs.  The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 24.1% sales growth from the prior year comparable period; 98% of the improvement was due to volume increases, as some regional improvement in dairy economics supported greater demand for these products, particularly Reashure® and Aminoshure®-L, our rumen protected lysine. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, but also in Europe, including for usage in natural gas fracking. Industrial sales grew 33.7% over the prior year period with the increase coming equally from volume and increased average selling prices. Sales for industrial applications comprised approximately 29% of the sales in this segment for 2011.

Gross Margin

Gross margin for 2011 increased to $86,001 compared to $78,037 for 2010, an increase of 10.2%. This $7,964 increase was principally a result of a 6.1% increase in sales volumes. Gross margin percentage for 2011 decreased to 29.5%, as compared to 30.6% in the prior year comparative period, primarily due to increases in certain key raw material costs. Gross margin percentage for the Specialty Products segment was even with the prior year. Gross margin percentage in the Food, Pharma & Nutrition segment increased by 0.7% primarily due to the sale of the non-core calcium carbonate product line in the fourth quarter of 2010. Gross margin percentage in the Animal Nutrition and Health segment decreased by 1.2%, principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline, and temporary operating inefficiencies at certain of the Company’s choline plants.

Operating Expenses

Operating expenses for 2011 were $29,776, as compared to $28,267 for 2010, an increase of $1,509 or 5.3%. This increase was primarily due to increased amortization and consulting costs totaling approximately $180 related to the 2010 Aberco acquisition, a modest increase of employee headcount and additional compensation-related expenses totaling approximately $758, increased consultancy fees of approximately $111, primarily incurred to study acquisition opportunities, and increased outside contract research expense of $237, partially offset by a reduction in recruiting and relocation fees of $201 and patent expense of $51.  Operating expenses were 10.2% of sales or 0.9 percentage points less than the operating expenses as a percent of sales in last year's comparable period.  During 2011 and 2010, the Company spent $2,890 and $3,190 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Business Segment Earnings From Operations

Earnings from operations for 2011 increased to $56,225 as compared to $49,770 for 2010, an increase of $6,455 or 13.0%. This increase was principally driven by increased sales volumes over the prior year comparable period, partially offset by higher raw material costs, increased operating expenses, and temporary operating inefficiencies at certain of the Company’s choline plants. Earnings from operations as a percentage of sales (“operating margin”) for 2011 decreased to 19.3% from 19.5% for 2010. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $18,636, an increase of $2,692 or 16.9%, primarily due to the above-noted higher sales of ethylene oxide and propylene oxide, operating efficiencies from increased volumes and a favorable product mix, partially offset by the aforementioned higher raw material costs and certain costs related to the Aberco acquisition. Earnings from operations for Food, Pharma & Nutrition were $11,113, an increase of $1,365 or 14.0%, due largely to the above-noted increased sales of human choline products and the sale of the non-core calcium carbonate product line in the fourth quarter of 2010, partially offset by lower sales volumes in the domestic food market. Earnings from operations for Animal Nutrition & Health increased by $2,398 to $26,476, a 10.0% increase from the prior year comparable period, principally due to the aforementioned increased sales volumes. This was partially offset by increases in the cost of certain petro-chemical raw materials used to manufacture choline, and temporary operating inefficiencies at certain of the Company’s choline plants.

Other Expenses (Income)

Interest income totaled $184 for 2011 as compared to $289 for 2010.  Interest expense was $84 for 2011 as compared to $90 for 2010. Other income of $413 for 2011 is primarily the result of a net gain of $243 related to the sale of a non-core calcium carbonate product line and favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for 2011 and 2010 was 31.7% and 33.6%, respectively. This decrease in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes.

Net Earnings

Principally as a result of the above-noted increase in sales volume and a lower effective tax rate, partially offset by higher costs of certain raw materials, increased operating expenses, and temporary operating inefficiencies at certain of the Company’s choline plants, net earnings were $38,765 for 2011, as compared with $33,277 for 2010, an increase of 16.5%.

Fiscal Year 2010 compared to Fiscal Year 2009
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2010 were $255,071, as compared with $219,438 for 2009, an increase of $35,633 or 16.2%. Net sales for the Specialty Products segment were $42,239 for 2010, as compared with $36,368 for 2009, an increase of $5,871 or 16.1%. Approximately 65% of this increase in sales was derived from an increase in volumes sold of propylene oxide products, a result of our recent acquisition of a marketer and distributor of propylene oxide for use in the fumigation of certain nut meats and spice fumigation. The balance of the increased sales is principally a result of modest price increases, to partially offset rising raw material costs, and volume improvements for our ethylene oxide products for medical device sterilization. Net sales for the Food, Pharma & Nutrition segment were $41,994 for 2010 compared with $35,407 for 2009, an increase of $6,587 or 18.6%.  This result was driven by a 23% sales increase in the food and nutrition sector.  Increased volumes sold were responsible for 76% of this improvement while higher average selling prices, a result of favorable product mix along with some increased selling prices, made up the balance of this improvement.  These increases were partially offset by lower sales of calcium products, which were down approximately 25%.  Net sales of $170,838 were realized for 2010 for the Animal Nutrition & Health segment, as compared with $147,663 for the prior year comparable period, an increase of $23,175 or 15.7%. Global feed grade choline product sales improved by approximately 1%. Sales within North America improved approximately 3% over the prior year; however, overall North American produced feed grade choline declined slightly in conjunction with lower poultry production levels in the year. Exports of liquid and dry choline from our North American plants declined largely due to currency issues and, in combination with global competition, resulted in our declining to bid on certain international business.  The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 16.0% sales growth from the prior year comparable period, as some regional improvement in dairy economics supported greater demand for these products, particularly with strong sales of Reashure®, chelated minerals and Aminoshure®-L, our rumen protected lysine.  Sales of industrial grade products being sold for various industrial applications, predominantly in North America, but also in Europe realized significant growth as volumes grew approximately 73% over the prior year and comprise approximately 26% of the sales in this segment for the year.

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

Operating Expenses

Operating expenses for 2010 were $28,267, as compared to $26,299 for 2009, an increase of $1,968 or 7.5%. This increase was primarily due to increased amortization and consulting costs totaling approximately $411 related to the Aberco acquisition, increased recruiting and relocation fees of approximately $258, a modest increase of employee headcount and additional compensation-related expenses totaling approximately $1,078, and increased consultancy fees of approximately $239 primarily incurred to study acquisition opportunities, partially offset by a reduction in outside contract research expense of approximately $81, principally due to the timing of these activities, and accounts receivable reserves for international accounts that were an expense/reserve item in the prior year comparable period totaling approximately $425. Operating expenses were 11.1% of sales or 0.9 percentage points less than the operating expenses as a percent of sales in last year's comparable period.  During 2010 and 2009, the Company spent $3,190 and $3,298 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

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

LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

Contractual Obligations

The Company's contractual obligations and debt obligations, excluding revolver borrowings, as of December 31, 2011, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,410	$1,387	$23	$-	$-
Interest payment obligations (1)	14	14	-	-	-
Operating lease obligations (2)	1,788	756	581	268	183
Purchase obligations (3)	10,410	10,410	-	-	-
Total	$13,622	$12,567	$604	$268	$183

(1)
Includes interest payments on long-term debt obligations based on interest and foreign currency rates at December 31, 2011.  It is assumed that there will be no prepayments of principal on the European Term Loan.

(2)	Principally includes obligations associated with future minimum non-cancelable operating lease obligations (including the headquarters office space entered into in 2002).

(3)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

The table above excludes a $1,516 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

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

Acquisitions and Dispositions

In June 2010, pursuant to a stock purchase agreement, the Company acquired the capital stock of Aberco, Inc., a Maryland Corporation, a marketer and distributor of propylene oxide for use as a fumigant. The assets acquired and liabilities assumed as part of this acquisition are not material to the financial statements. Also, the effect of this acquisition on pro forma revenue and earnings for the periods presented is not material to the financial statements.

Cash

Cash and cash equivalents increased to $114,781 at December 31, 2011 from $77,253 at December 31, 2010 primarily resulting from the activity detailed below.  At December 31, 2011, the Company had $1,810 of cash and cash equivalents held by our foreign subsidiaries. It is our intention to permanently reinvest these funds in our foreign operations by continuing to repay acquisition related debt, make additional plant related investments as needed and potentially invest in additional acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our operations in the U.S., we could be required to pay additional U.S. taxes to repatriate these funds. Working capital amounted to $144,827 at December 31, 2011 as compared to $100,144 at December 31, 2010, an increase of $44,683.

Operating Activities

Cash flows from operating activities provided $44,902 for 2011 compared to $39,030 for 2010.  The increase in cash flows from operating activities was primarily driven by higher net earnings partially offset by normal changes in various components of working capital as compared to the prior year.

Investing Activities

Capital expenditures were $6,612 for 2011 compared to $7,557 for 2010.  For 2010, the acquisition of a business of $4,661 was primarily due to the Company’s aforementioned Aberco acquisition, and proceeds from sale of a product line of $1,125 was from the aforementioned sale of the non-core calcium carbonate product line.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares.  Since the inception of the program in June 1999, a total of 2,010,488 shares have been purchased, none of which remained in treasury at December 31, 2011 or 2010.  During 2011, a total of 19,545 shares have been purchased at an average cost of $5.55 per share. 16,830 of these shares were related to the repurchase of forfeited restricted shares at minimal costs. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. The Company and a bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $9,713 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At December 31, 2011, this interest rate was 2.21%.  At December 31, 2011, the European Term Loan had an outstanding balance of €1,089, translated to $1,410. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $3,885 as of December 31, 2011 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2011. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts are outstanding on the European Revolving Facility as of the date hereof. Management believes that such facility will be renewed in the normal course of business.

The Company and a bank have a Loan Agreement (the “Loan Agreement”), which provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. At December 31, 2011, this interest rate was 1.30%. No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2012.  Management believes that such facility will be renewed in the normal course of business.

At December 31, 2011, the Company had a total of $1,410 of debt outstanding, as compared to a total of $4,914 debt outstanding at December 31, 2010. Indebtedness under the Company’s loan agreements are secured by assets of the Company.

Significant financial covenants in our loan agreements include maintaining at certain levels our Current Ratio, Funded Debt Ratio, and a Fixed Charge Coverage Ratio. We were in compliance with all covenants related to our loan agreements as of December 31, 2011 and we expect to be in compliance with all material covenants during fiscal 2012. Our loan agreements require compliance with all of the covenants defined in the agreement. If we were out of compliance with any debt covenant required by our loan agreements following the applicable cure period, our lender could terminate its commitment, unless we successfully negotiate a covenant waiver.

Proceeds from stock options exercised and restricted shares purchased totaled $4,451 and $4,343 for 2011 and 2010, respectively. Dividend payments were $4,311 and $3,091 for 2011 and 2010, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of December 31, 2011 for this obligation is $1,078. The postretirement plan is not funded. Historical cash payments made under such plan have typically been less than $150 per year.

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

Revenue Recognition

Revenue for each of our business segments is recognized upon product shipment, passage of title and risk of loss, and when collection is reasonably assured.  The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are principally not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In instances of shipments made on consignment, revenue is deferred until a customer indicates to the Company that it has used the Company’s products.  The Company does not charge its customers rental fees on cylinders or drums used to ship its products. In addition, the Company follows the provisions of ASC Topic 605, “Revenue Recognition” (incorporating the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”) which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, payments and customer acceptance.

Inventories

Inventories are valued at the lower of cost (first in, first out or average) or market value and have been reduced by an allowance for excess or obsolete inventories. The write-down of potentially obsolete or slow-moving inventory is recorded based on management’s assumptions about future demand and market conditions

Long-lived assets

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

Goodwill, which is not subject to amortization, is assessed annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired.  If an indicator of impairment exists, the Company determines the amount of impairment based on a comparison of the implied fair value of its goodwill to its carrying value. We also perform impairment analyses whenever events and circumstances indicate that goodwill or certain intangibles may be impaired.

In accordance with the ASC Topic 350, we assess goodwill for impairment at the reporting unit level. We utilize our three operating segments as our goodwill reporting units as we have discrete financial information that is regularly reviewed by operating segment management and businesses within each segment have similar economic characteristics. For the year ended December 31, 2011, the Company’s three reporting units were Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health. For the year ended December 31, 2011, as permitted by ASC Topic 350, we have assessed qualitative factors to determine whether it is "more likely than not" (i.e., a likelihood of more than 50%) that the fair values of our reporting units are less than their respective carrying amounts, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We completed our annual goodwill impairment assessment as of December 31, 2011, which indicated that it was not "more likely than not" that the fair values of our reporting units are less than their respective carrying amounts, including goodwill. Therefore, no further testing was necessary. Prior to 2011, we had historically assessed the fair value of our reporting units by solely utilizing the income approach, based on a discounted cash flow valuation model as the basis for our conclusions. Our estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal value and future economic and market conditions. For the year ended December 31, 2011, with the exception of an asset writedown related to the sale of a product line, there were no triggering events which required asset impairment reviews and the undiscounted cash flows associated with our property, plant and equipment and other long-lived intangible assets were well in excess of the carrying value of these asset classes.

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

Cash and cash equivalents are held primarily in noninterest-bearing demand deposit accounts, which are currently fully insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of December 31, 2011, the Company’s borrowings were under a bank term loan bearing interest at EURIBOR plus 1%. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at December 31, 2011, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $14. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Balchem Corporation

We have audited the accompanying consolidated balance sheets of Balchem Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule of Balchem Corporation listed in the Index at Item 8.  We also have audited Balchem Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Balchem Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly the information set forth therein.  Also in our opinion, Balchem Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP
New York, New York
February 29, 2012

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2011 and 2010
(Dollars in thousands, except share and per share data)

Assets	2011	2010

Current assets:
Cash and cash equivalents	$114,781	$77,253
Accounts receivable, net of allowance for doubtful accounts of $58 and $122 at December 31, 2011 and 2010, respectively	34,433	32,050
Inventories	18,637	15,720
Prepaid expenses	2,793	2,328
Prepaid income taxes	4,142	1,199
Deferred income taxes	556	552
Other current assets	398	550
Total current assets	175,740	129,652

Property, plant and equipment, net	44,282	43,388

Goodwill	28,515	28,515
Intangible assets with finite lives, net	22,706	26,649
Other assets	474	420
Total assets	$271,717	$228,624

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$11,526	$9,755
Accrued expenses	8,395	9,250
Accrued compensation and other benefits	4,328	4,710
Customer deposits and other deferred revenue	40	-
Dividends payable	5,237	4,311
Current portion of long-term debt	1,387	1,482
Total current liabilities	30,913	29,508

Long-term debt	23	3,432
Deferred income taxes	5,984	5,642
Other long-term obligations	2,788	2,575
Total liabilities	39,708	41,157

Commitments and contingencies (note 11)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 29,165,721 shares issued and outstanding at December 31, 2011 and 28,752,325 shares issued and outstanding at December 31, 2010	1,944	1,917
Additional paid-in capital	49,933	38,557
Retained earnings	181,070	147,542
Accumulated other comprehensive loss	(938)	(549)
Total stockholders' equity	232,009	187,467

Total liabilities and stockholders' equity	$271,717	$228,624

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2011, 2010 and 2009
(In thousands, except per share data)

	2011	2010	2009

Net sales	$291,867	$255,071	$219,438

Cost of sales	205,866	177,034	152,480

Gross margin	86,001	78,037	66,958

Operating expenses:
Selling expenses	16,284	15,608	14,350
Research and development expenses	2,890	3,190	3,298
General and administrative expenses	10,602	9,469	8,651
	29,776	28,267	26,299

Earnings from operations	56,225	49,770	40,659

Other expenses (income):

Interest income	(184)	(289)	(107)
Interest expense	84	90	209
Other, net	(413)	(162)	(45)

Earnings before income tax expense	56,738	50,131	40,602

Income tax expense	17,973	16,854	13,817

Net earnings	$38,765	$33,277	$26,785

Basic net earnings per common share	$1.36	$1.19	$0.98

Diluted net earnings per common share	$1.28	$1.12	$0.93

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009

Net earnings	$38,765	$33,277	$26,785

Other comprehensive income, net of tax:

Net change in pension asset/liability, net of taxes of $48, $148, and $6 at December 31, 2011, 2010, and 2009, respectively	86	(277)	(15)

Translation adjustments	(475)	(425)	176

Other comprehensive income (loss)	(389)	(702)	161

Comprehensive income	$38,376	$32,575	$26,946

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
 Consolidated Statements of Stockholders' Equity
 Years Ended December 31, 2011, 2010 and 2009
 (Dollars in thousands, except share and per share data)

			Accumulated
	Total		Other					Additional
	Stockholders'	Retained	Comprehensive	Common Stock		Treasury Stock		Paid-in
	Equity	Earnings	Income (Loss)	Shares	Amount	Shares	Amount	Capital

Balance - December 31, 2008	$114,506	$94,882	$(8)	27,374,020	$1,824	-	$-	$17,808

Net earnings	26,785	26,785	-	-	-	-	-	-
Other comprehensive income (loss)	161	-	161	-	-	-	-	-
Dividends ($.11 per share)	(3,091)	(3,091)	-	-	-	-	-	-
Shares issued under employee benefit plans and other	430	-	-	24,413	2	-	-	428
Shares and options issued under stock plans and an income tax benefit of $2,289	8,352	-	-	698,846	47	-	-	8,305

Balance - December 31, 2009	147,143	118,576	153	28,097,279	1,873	-	-	26,541

Net earnings	33,277	33,277	-	-	-	-	-	-
Other comprehensive income (loss)	(702)	-	(702)	-	-	-	-	-
Dividends ($.15 per share)	(4,311)	(4,311)	-	-	-	-	-	-
Treasury shares purchased	(937)	-	-	-	-	(29,143)	(937)	-
Shares issued under employee benefit plans and other	431	-	-	17,065	1	-	-	430
Shares and options issued under stock plans and an income tax benefit of $4,230	12,566	-	-	637,981	43	29,143	937	11,586

Balance - December 31, 2010	187,467	147,542	(549)	28,752,325	1,917	-	-	38,557

Net earnings	38,765	38,765	-	-	-	-	-	-
Other comprehensive income (loss)	(389)	-	(389)	-	-	-	-	-
Dividends ($.18 per share)	(5,237)	(5,237)	-	-	-	-	-	-
Treasury shares purchased	(109)	-	-	-	-	(19,545)	(109)	-
Shares issued under employee benefit plans and other	475	-	-	10,962	1	1,280	51	423
Shares and options issued under stock plans and an income tax benefit of $2,894	11,037	-	-	402,434	26	18,265	58	10,953

Balance - December 31, 2011	$232,009	$181,070	$(938)	29,165,721	$1,944	-	$-	$49,933

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009

Cash flows from operating activities:
Net earnings	$38,765	$33,277	$26,785

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,291	8,559	8,130
Stock compensation expense	3,692	3,992	3,076
Shares issued under employee benefit plans	475	431	430
Deferred income tax expense	307	(669)	(1,216)
(Recovery of) provision for doubtful accounts	(27)	(225)	305
Foreign currency transaction loss (gain)	197	(25)	36
Gain on sale of a product line	-	(931)	-
Loss on impairment of assets	94	311	-
Other	(57)	-	(8)
Changes in assets and liabilities
Accounts receivable	(2,697)	(2,744)	862
Inventories	(3,009)	(1,863)	2,656
Prepaid expenses and other current assets	(339)	43	1,776
Accounts payable and accrued expenses	739	2,645	4,037
Income taxes	(2,924)	(4,091)	1,009
Customer deposits and other deferred revenue	40	-	-
Other	355	320	194
Net cash provided by operating activities	44,902	39,030	48,072

Cash flows from investing activities:
Proceeds from sale of a product line	-	1,125	-
Acquisition of a business	-	(4,661)	-
Capital expenditures	(6,612)	(7,557)	(3,429)
Proceeds from sale of property, plant and equipment	28	-	-
Intangible assets (acquired) disposed	(25)	44	(215)
Net cash used in investing activities	(6,609)	(11,049)	(3,644)

Cash flows from financing activities:
Proceeds from long-term debt	-	97	-
Principal payments on long-term debt	(3,557)	(1,458)	(2,844)
Proceeds from short-term obligations	-	-	701
Repayments of short-term obligations	-	-	(2,657)
Proceeds from stock options exercised and restricted shares purchased	4,451	4,343	2,988
Excess tax benefits from stock compensation	2,894	4,230	2,289
Dividends paid	(4,311)	(3,091)	(2,008)
Purchase of treasury stock	(109)	(937)	-
Net cash (used in) provided by financing activities	(632)	3,184	(1,531)

Effect of exchange rate changes on cash	(133)	(344)	113

Increase in cash and cash equivalents	37,528	30,821	43,010

Cash and cash equivalents beginning of year	77,253	46,432	3,422
Cash and cash equivalents end of year	$114,781	$77,253	$46,432

Supplemental Cash Flow Information - see Note 13

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Balchem Corporation (including, unless the context otherwise requires, its wholly-owned subsidiaries, BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Trading BV, and Balchem Italia Srl (“Balchem” or the “Company”)), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical and medical sterilization industries.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue for each of our business segments is recognized upon product shipment, passage of title and risk of loss, and when collection is reasonably assured.  The Company reports amounts billed to customers related to shipping and handling as revenue and includes costs incurred for shipping and handling in cost of sales. Amounts received for unshipped merchandise are not recognized as revenue but rather they are recorded as customer deposits and are included in current liabilities. In instances of shipments made on consignment, revenue is deferred until a customer indicates to the Company that it has used the Company’s products.  The Company does not charge its customers rental fees on cylinders or drums used to ship its products. In addition, the Company follows the provisions of ASC Topic 605, “Revenue Recognition” (incorporating the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”) which sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, payments and customer acceptance.

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

Business Concentrations

Financial instruments that subject the Company to credit risk consist primarily of money market investments and accounts receivable. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. The majority of the Company’s customers are major national or international corporations.  In 2011, 2010 and 2009, no customer accounted for more than 10% of total net sales.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. ASC 350, “Intangibles-Goodwill and Other,” requires the use of the acquisition method of accounting for a business combination and defines an intangible asset. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but are instead assessed for impairment at least annually in accordance with the provisions of ASC 350. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

As of December 31, 2011, the Company adopted ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). As permitted by this new guidance, the Company performed a qualitative assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that it was not "more likely than not" (i.e., a likelihood of more than 50%) that the fair values of its three reporting units are less than their respective carrying amounts, including goodwill. Therefore, no further testing was necessary.  As of December 31, 2010, the Company also performed an impairment test of its goodwill balance. As of December 31, 2010, the Company’s reporting units’ fair values exceeded their carrying amounts, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform any further impairment tests. The Company performs its impairment assessment each December 31.

The Company had unamortized goodwill in the amount of $28,515 at December 31, 2011 and December 31, 2010, subject to the provisions of ASC 350.  Unamortized goodwill is allocated to the Company’s reportable segments as follows:

	2011	2010
Specialty Products	$7,160	$7,160
Food, Pharma and Nutrition	8,393	8,393
Animal Nutrition and Health	12,962	12,962
Total	$28,515	$28,515

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

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2011 and 2010 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts   that the Company could realize in a current market exchange. The Company’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company’s obligations under its long-term debt and credit agreements approximates their carrying value as the stated interest rates of these instruments are variable and reflect rates which are otherwise currently available to the Company.

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

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company early adopted the guidance for fiscal year 2011 and implementation did not have a material impact on its financial statements.

In September 2011, the FASB issued ASU No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). This ASU is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permissible. ASU 2011-09 should be applied retrospectively for all prior periods presented. The adoption of this ASU was not significant to the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). This ASU is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company early adopted the guidance for fiscal year 2011 and implementation did not have a material impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively. The amendments will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company early adopted the guidance for fiscal year 2011 and implementation did not have a material impact on its financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”).  The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early application was permitted.  The Company will apply ASU 2010-29 prospectively to all business combinations subsequent to the effective date.

In September 2010, the FASB issued ASU 2010-25, Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans (a consensus of the FASB Emerging Issues Task Force). This ASU amends ASC Topic 962 to require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this ASU must be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010.  The adoption of this ASU was not significant to the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under ASU 2010-17, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.  ASU 2010-17 is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010.  The adoption of this ASU was not significant to the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” This ASU provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments in this ASU replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments in this ASU eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The adoption of this ASU was not significant to the Company’s consolidated financial statements.

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

Additionally, since adoption of ASC 718, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $2,894, $4,230 and $2,289 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s results for the years ended December 31, 2011, 2010 and 2009 reflected the following compensation cost as a result of adopting ASC 718 and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Year Ended December 31,
	2011	2010	2009
Cost of sales	$582	$508	$365
Operating expenses	3,110	3,484	2,711
Net earnings	(2,340)	(2,449)	(1,963)

On December 31, 2011, the Company had one share-based compensation plan, which is described below (the “1999 Stock Plan”).

In June 1999, the Company adopted the Balchem Corporation 1999 Stock Plan for officers, directors, directors emeritus and employees of and consultants to the Company and its subsidiaries. The 1999 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the plan, options and rights to purchase shares of the Company’s common stock are granted at prices established at the time of grant. Option grants generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant for employees and are fully exercisable on the date of grant for directors. Other option grants are either fully exercisable on the date of grant or become exercisable thereafter in such installments as the Committee may specify. Options granted under the 1999 Stock Plan expire ten years from the date of  grant. The 1999 Stock Plan initially reserved an aggregate of 600,000 shares (unadjusted for the stock splits) of common stock for issuance under the Plan. In April 2003, the Board of Directors of the Company adopted and stockholders subsequently approved, the Amended and Restated 1999 Stock Plan (the “Amended Plan”) which amended the 1999 Stock Plan by:  (i) increasing the number of shares of common stock reserved for issuance under the 1999 Stock Plan by 600,000 shares (unadjusted for the stock splits), to a total of 1,200,000 shares (unadjusted for the stock splits) of common stock; and (ii) confirming the right of the Company to grant awards of common stock (“Awards”) in addition to the other Stock Rights available under the 1999 Stock Plan, and providing certain language changes relating thereto.   The Amended Plan was scheduled to expire in April, 2009. In April, 2008, the Board of Directors of the Company adopted and stockholders subsequently approved, the adoption of an amendment and restatement of the Amended Plan (collectively to be referred to as the “Second Amended Plan”), which provides as follows: (i) for a termination date of April 9, 2018; (ii) to authorize 6,000,000 shares reserved for future grants under the Second Amended Plan; (iii) for the making of grants of stock appreciation rights, restricted stock and performance awards; (iv) for immediate acceleration of vesting of awards issued under the plan in the event of a change in control of the Company; and (v) for compliance with the requirements of Sections 409A and 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”). The 1999 Stock Plan replaced the Company's incentive stock option plan (the “ISO Plan”) and its non-qualified stock option plan (the “Non-Qualified Plan”), both of which expired on June 24, 1999. Unexercised options granted under the ISO Plan and the Non-Qualified Plan prior to such termination remained exercisable in accordance with their terms and expired ten years from the date of grant.

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises.  As of December 31, 2011, the plans had 4,784,376 shares available for future awards.

The Company has Restricted Stock Purchase Agreements (the “RSP Agreements”) with its non-employee directors and certain employees of the Company to purchase the Company’s common stock pursuant to the Company’s 1999 Stock Plan. Under the RSP Agreements, certain shares have been purchased, ranging from 1,000 shares to 20,250 shares, of the Company’s common stock at purchase prices ranging from approximately $.02 per share to $.07 per share. The purchased stock is subject to a repurchase option in favor of the Company and to restrictions on transfer until it vests in accordance with the provisions of the Agreements. In 2011, the Company discontinued the use of RSP Agreements and replaced them with Restricted Stock Grant Agreements for the Company’s non-employee directors and certain employees. The forms of Restricted Stock Grant Agreements for Directors and for Employees are filed as Exhibit 10.14 to this Annual Report on Form 10-K. In 2011, the Company entered into Restricted Stock Grant Agreements with its non-employee directors under which shares of common Stock were granted, subject to time-based vesting requirements.

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

	Year Ended
Weighted Average Assumptions:	December 31, 2011	December 31, 2010	December 31, 2009
Expected Volatility	36.3%	39.5%	46.9%
Expected Term (in years)	4.5	4.3	3.8
Risk-Free Interest Rate	1.4%	1.1%	1.8%
Dividend Yield	0.5%	0.6%	0.5%

The value of the restricted shares is based on the fair value of the award at the date of grant.

Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards.

A summary of stock option plan activity for 2011, 2010, and 2009 for all plans is as follows:

2011	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,955	$14.21
Granted	15	40.59
Exercised	(405)	10.98
Forfeited	(51)	24.54
Outstanding at end of year	2,514	$14.68
Exercisable at end of year	2,157	$12.35

2010	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	3,286	$11.28
Granted	291	32.13
Exercised	(616)	7.04
Forfeited	(6)	17.83
Outstanding at end of year	2,955	$14.21
Exercisable at end of year	2,053	$10.53

2009	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	3,594	$9.21
Granted	339	21.38
Exercised	(628)	4.79
Forfeited	(19)	14.10
Outstanding at end of year	3,286	$11.28
Exercisable at end of year	2,255	$8.52

The aggregate intrinsic value for outstanding stock options was $65,043, $57,930 and $36,342 at December 31, 2011, 2010 and 2009, respectively, with a weighted average remaining contractual term of 5.5 years at December 31, 2011.  Exercisable stock options at December 31, 2011 had an aggregate intrinsic value of $60,810 with a weighted average remaining contractual term of 5.0 years.

Other information pertaining to option activity during the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted-average fair value of options granted	$12.37	$10.10	$7.74
Total intrinsic value of stock options exercised ($000s)	$11,577	$12,821	$7,425

Additional information related to stock options outstanding under all plans at December 31, 2011 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$4.51 - $17.28	1,915	4.6 years	$10.90	1,915	$10.90
21.39 - 32.21	584	8.4 years	26.39	242	23.81
33.81 - 45.09	15	9.4 years	40.59	-	-
	2,514	5.5 years	$14.68	2,157	$12.35

Non-vested restricted stock activity for the years ended December 31, 2011, 2010 and 2009 is summarized below:

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2010	363	$17.66
Granted	15	41.34
Vested	(7)	12.41
Forfeited	(17)	19.12
Non-vested balance as of December 31, 2011	354	$18.77

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2009	418	$14.56
Granted	51	32.26
Vested	(106)	12.47
Forfeited	-	-
Non-vested balance as of December 31, 2010	363	$17.66

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2008	347	$13.39
Granted	71	21.34
Vested	-	-
Forfeited	-	-
Non-vested balance as of December 31, 2009	418	$14.56

As of December 31, 2011, 2010 and 2009, there was $5,398, $8,795 and $8,291, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2011, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. We estimate that share-based compensation expense for the year ended December 31, 2012 will be approximately $4,000.

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

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares.  Since the inception of the program in June 1999, a total of 2,010,488 shares have been purchased, none of which remained in treasury at December 31, 2011 or 2010.  During 2011, a total of 19,545 shares have been purchased at an average cost of $5.55 per share. 16,830 of these shares were related to the repurchase of forfeited restricted shares. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Raw materials	$7,456	$7,114
Work in progress	1,344	899
Finished goods	9,837	7,707
Total inventories	$18,637	$15,720

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary. The reserve for inventory was $132 and $159 at December 31, 2011 and 2010, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Land	$1,971	$2,002
Building	15,680	15,589
Equipment	66,584	58,018
Construction in progress	2,632	5,734
	86,867	81,343
Less: Accumulated depreciation	42,585	37,955
Property, plant and equipment, net	$44,282	$43,388

Depreciation expense was $5,323, $4,644 and $4,480 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 5 - ACQUISITIONS

In June 2010, pursuant to a stock purchase agreement, the Company acquired the capital stock of Aberco, Inc., a Maryland Corporation, a marketer and distributor of propylene oxide for use as a fumigant. The assets acquired and liabilities assumed as part of this acquisition are not material to the financial statements. Also, the effect of this acquisition on pro forma revenue and earnings for the periods presented is not material to the financial statements.

NOTE 6 - INTANGIBLE ASSETS WITH FINITE LIVES

As of December 31, 2011 and 2010, the Company had identifiable intangible assets as follows:

	Amortization Period (In years)	2011 Gross Carrying Amount	2011 Accumulated Amortization	2010 Gross Carrying Amount	2010 Accumulated Amortization
Customer lists	10	$37,142	$17,272	$37,142	$13,633
Regulatory re-registration costs	10	1,302	220	1,302	90
Patents & trade secrets	15-17	1,571	681	1,548	599
Trademarks & trade names	17	907	356	906	303
Other	5-10	754	441	753	377
		$41,676	$18,970	$41,651	$15,002

Amortization of identifiable intangible assets was approximately $3,968, $3,915 and $3,650 for 2011, 2010 and 2009, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $4,000 per annum for 2012 through 2016. At December 31, 2011 and 2010, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, “Intangibles-Goodwill and Other.”  Identifiable intangible assets are reflected in the Company’s consolidated balance sheets under Intangible assets, net.  There were no changes to the useful lives of intangible assets subject to amortization in 2011 and 2010.

At December 31, 2011, the gross carrying amount included a customer list and registrations acquired as part of the Aberco acquisition in 2010, a customer list acquired as part of the Chinook Acquisition in 2007, as well as a customer list, trade name and trade secrets acquired as part of the CMC Acquisition in 2006.

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

NOTE 7 - LONG-TERM DEBT & CREDIT AGREEMENTS

The Company and a bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $9,713 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At December 31, 2011, this interest rate was 2.21%.  At December 31, 2011, the European Term Loan had an outstanding balance of €1,089, translated to $1,410. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $3,885 as of December 31, 2011 (the "European Revolving Facility"). The European Revolving Facility has been renewed for a period of one year as of May 1, 2011. The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly. No amounts were outstanding on the European Revolving Facility as of December 31, 2011 and 2010. Management believes that such facility will be renewed in the normal course of business.

The Company and a bank have a Loan Agreement (the “Loan Agreement”), which provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. At December 31, 2011, this interest rate was 1.30%. No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2012.  Management believes that such facility will be renewed in the normal course of business.

At December 31, 2011, we had a total of $1,410 of debt outstanding, as compared to a total of $4,914 debt outstanding at December 31, 2010. Indebtedness under the Company’s loan agreements are secured by assets of the Company.

The Company's debt obligations, excluding revolver borrowings, as of December 31, 2011, are summarized in the table below:

	Payments due by period
	Total	Year 1	Year 2	Year 3	Year 4	Thereafter
Long-term debt obligations	$1,410	$1,387	$23	$-	$-	$-

NOTE 8 - INCOME TAXES

Income tax expense consists of the following:

	2011	2010	2009
Current:
Federal	$16,096	$14,329	$11,922
Foreign	1,441	1,287	1,700
State	131	1,906	1,425
Deferred:
Federal	177	(803)	(1,181)
Foreign	127	183	53
State	1	(48)	(102)
Total income tax provision	$17,973	$16,854	$13,817

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

	2011	2010	2009
Income tax at Federal statutory rate	$19,858	$17,546	$14,211
State income taxes, net of Federal income taxes	(207)	987	766
Other	(1,678)	(1,679)	(1,160)
Total income tax provision	$17,973	$16,854	$13,817

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Inventories	$396	$388
Restricted stock and stock options	4,218	3,352
Other	773	774
Total deferred tax assets	5,387	4,514
Deferred tax liabilities:
Customer list and goodwill amortization	$2,952	$3,313
Depreciation	6,471	4,855
Prepaid expense	574	642
Trade names and trademarks	157	171
Technology and trade secrets	176	192
Other	485	431
Total deferred tax liabilities	10,815	9,604
Net deferred tax liability	$5,428	$5,090

There is no valuation allowance for deferred tax assets at December 31, 2011 and 2010. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.  The amount of deferred tax asset realizable, however, could change if management’s estimate of future taxable income should change.

Provisions of ASC 740-10 clarify whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority.  Upon adoption of ASC 740-10, the Company recognized approximately a $291 decrease in its retained earnings balance.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
Balance at beginning of period	$1,246	$972	$813
Increases for tax positions of prior years	397	97	73
Decreases for tax positions of prior years	(168)	(127)	(131)
Increases for tax positions related to current year	546	304	217
Balance at end of period	$2,021	$1,246	$972

All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate in such future periods.

The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $133, $152 and $110 in interest and penalties, respectively. As of December 31, 2011 and 2010, accrued interest and penalties were $547 and $414, respectively.

The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2008. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 9 - NET EARNINGS PER COMMON SHARE

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per common share:

2011	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$38,765	28,574,623	$1.36

Effect of dilutive securities – stock options and restricted stock		1,669,837

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$38,765	30,244,460	$1.28

2010	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$33,277	27,964,348	$1.19

Effect of dilutive securities – stock options and restricted stock		1,656,317

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$33,277	29,620,665	$1.12

2009	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$26,785	27,420,091	$.98

Effect of dilutive securities – stock options and restricted stock		1,454,303

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$26,785	28,874,394	$.93

The Company had 15,400, 288,000 and 338,400 stock options outstanding at December 31, 2011, 2010 and 2009, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights.  These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) savings plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company’s common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $847 and $475 in 2011, $778 and $431 in 2010 and $745 and $430 in 2009, respectively.

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

The actuarial recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:
	2011	2010
Benefit obligation at beginning of year	$1,296	$888
Service cost with interest to end of year	38	35
Interest cost	41	45
Participant contributions	9	8
Benefits paid	(135)	(82)
Actuarial (gain) or loss	(171)	402
Benefit obligation at end of year	$1,078	$1,296

Change in plan assets:
	2011	2010
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	126	74
Participant contributions	9	8
Benefits paid	(135)	(82)
Fair value of plan assets at end of year	$-	$-

Amounts recognized in consolidated balance sheet:
	2011		2010
Accumulated postretirement benefit obligation		$(1,078)		$(1,296)
Fair value of plan assets		-		-
Funded status		(1,078)		(1,296)
Unrecognized prior service cost		N/A		N/A
Unrecognized net (gain)/loss		N/A		N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)		$1,078		$1,296
Accrued postretirement benefit cost (included in other long-term obligations)	$	N/A	$	N/A

Components of net periodic benefit cost:
	2011	2010	2009
Service cost with interest to end of year	$38	$35	$33
Interest cost	41	45	43
Amortization of prior service cost	(18)	(18)	(19)
Amortization of gain	(4)	(3)	(3)
Total net periodic benefit cost	$57	$59	$54

Estimated future employer contributions and benefit payments are as follows:

Year
2012	$13
2013	19
2014	15
2015	29
2016	47
Years 2017-2021	565

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 9.01 percent in 2012 declining to 4.5 percent in 2027 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2011 by $136 and the net periodic postretirement benefit cost for 2011 by $11. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2011 by $119 and the net periodic postretirement benefit cost for 2011 by $9. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 3.85% in 2011 and 5.10% in 2010.

The Company contributes to one multiemployer defined benefit plan under the terms of a collective-bargaining agreement covering its union-represented employees of the Verona facility. The risks of participation in this multiemployer plan are different from single-employer plans in the following aspects: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (c) if the Company chooses to stop participating in its multiemployer plan, the Company will be required to pay that plan an amount based on the underfunded status of the plan, referred to as the withdrawal liability.

The Company’s participation in this plan for the annual period ended December 31, 2011 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN). The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. Finally, the period-to-period comparability of the contributions for years 2010 and 2011 was affected by a 6.5% increase in the number of employees covered by the Company’s multiemployer plan as well as an 8.0% increase in the 2011 contribution rate. There have been no other significant changes that affect the comparability of 2010 and 2011 contributions. The Company does not represent more than 5% of the contributions to this pension fund.

Expiration
		Pension Plan Protection							Date
	EIN/Pension	Act		FIP/RP Status					of Collective-
Pension	Plan	Zone Status		Pending/	Contributions of Balchem Corporation Surcharge				Bargaining
Fund	Number	2011	2010	Implemented	2011	2010	2009	Imposed	Agreement
Central States, Southeast and Southwest Areas		Red as of	Red as of
Pension Fund	36-6044243	1/1/2011	1/1/2010	Implemented	$ 379	$ 312	$ 289	No	7/8/2012

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In February 2006, the Company entered into a lease agreement under which the Company leased a portion of a Channahon, Illinois facility where it conducted manufacturing and utilized certain warehouse space. The Company terminated its lease at this location effective June 30, 2011 in accordance with terms of the agreement.

In 2002, the Company entered into a ten (10) year lease which became cancelable in 2009 for approximately 20,000 square feet of office space. The office space is now serving as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which primarily expire at various times through 2021. Rent expense charged to operations under such lease agreements for 2011, 2010 and 2009 aggregated approximately $1,127, $1,113 and $1,183, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at December 31, 2011 are as follows:

Year
2012	$756
2013	373
2014	208
2015	161
2016	107
Thereafter	183
Total minimum lease payments	$1,788

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company’s site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation (“NYDEC”) and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed additional soil from the drum burial site, which was completed in 1996. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has been less than $5 per year for the period 2003 – 2011.

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

Business Segment Net Sales:
	2011	2010	2009

Specialty Products	$47,851	$42,239	$36,368
Food, Pharma & Nutrition	42,525	41,994	35,407
Animal Nutrition & Health	201,491	170,838	147,663
Total	$291,867	$255,071	$219,438

Business Segment Earnings Before Income Taxes:
	2011	2010	2009
Specialty Products	$18,636	$15,944	$14,250
Food, Pharma & Nutrition	11,113	9,748	5,029
Animal Nutrition & Health	26,476	24,078	21,380
Interest and other income (expense)	513	361	(57)
Total	$56,738	$50,131	$40,602

Depreciation/Amortization:
	2011	2010	2009
Specialty Products	$1,291	$1,071	$826
Food, Pharma & Nutrition	1,486	1,551	1,489
Animal Nutrition & Health	6,514	5,937	5,815
Total	$9,291	$8,559	$8,130

Business Segment Assets:
	2011	2010	2009
Specialty Products	$25,618	$25,113	$19,235
Food, Pharma & Nutrition	17,319	17,930	19,044
Animal Nutrition & Health	108,410	106,667	101,896
Other Unallocated	120,370	78,914	47,638
Total	$271,717	$228,624	$187,813

Other unallocated assets consist of certain cash, receivables, prepaid expenses, equipment and leasehold improvements, net of accumulated depreciation, and deferred income taxes, which the Company does not allocate to its individual business segments.

Capital Expenditures:
	2011	2010	2009
Specialty Products	$1,034	$334	$286
Food, Pharma & Nutrition	403	1,390	639
Animal Nutrition & Health	5,175	5,833	2,504
Total	$6,612	$7,557	$3,429

Geographic Revenue Information:
	2011	2010	2009
United States	$191,204	$170,949	$145,226
Foreign Countries	100,663	84,122	74,212
Total	$291,867	$255,071	$219,438

Geographic Area Data – Long-Lived Assets (excluding intangible assets):
	2011	2010	2009
United States	$33,511	$32,754	$31,233
Italy	10,771	10,634	10,346
Total	$44,282	$43,388	$41,579

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:
	2011	2010	2009
Income taxes	$17,662	$17,348	$12,001
Interest	$84	$111	$214

Cash paid during the year for acquisition of assets:
	2011	2010	2009
Assets acquired	$-	$7,313	$-
Less: liabilities assumed	-	(2,652)	-
Cash paid for acquisitions	$-	$4,661	$-

Non-cash financing activities:
	2011	2010	2009
Dividends payable	$5,237	$4,311	$3,091

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In thousands, except per share data)

	2011				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$73,008	$74,687	$74,439	$69,733	$59,903	$61,458	$63,910	$69,800
Gross profit	20,780	21,761	22,617	20,843	17,414	19,116	20,233	21,274
Earnings before income taxes	13,376	14,352	15,238	13,772	10,661	12,551	12,945	13,974
Net earnings	8,912	9,572	10,785	9,496	7,029	8,339	8,493	9,416
Basic net earnings per common share	$.31	$.34	$.38	$.33	$.25	$.30	$.30	$.33
Diluted net earnings per common share	$.30	$.32	$.36	$.31	$.24	$.28	$.29	$.31

Schedule II

BALCHEM CORPORATION
 Valuation and Qualifying Accounts
 Years Ended December 31, 2011, 2010 and 2009
 (In thousands)

Description	Balance at Beginning of Year	Additions Charged (Credited) to Costs and Expenses	Deductions		Balance at End of Year

Year ended December 31, 2011
Allowance for doubtful accounts	$122	$(17)	$(47)	(a)	$58
Inventory reserve	159	64	(91)	(a)	132

Year ended December 31, 2010
Allowance for doubtful accounts	$357	$(235)	$-		$122
Inventory reserve	799	279	(919)	(a)	159

Year ended December 31, 2009
Allowance for doubtful accounts	$50	$313	$(6)	(a)	$357
Inventory reserve	94	924	(219)	(a)	799

(a)  represents write-offs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2011.

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

The required information is to be set forth in the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2012 Proxy Statement”) under the caption "Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(b)	Executive Officers of the Company.

The required information is to be set forth in the 2012 Proxy Statement under the caption "Directors and Executive Officers," which information is hereby incorporated herein by reference.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance.

The required information is to be set forth in the 2012 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

(d)	Code of Ethics.

The required information is to be set forth in the 2012 Proxy Statement under the caption "Code of Business Conduct and Ethics,” which information is hereby incorporated herein by reference. The Company’s Code of Ethics for Senior Financial Officers is filed as Exhibit 14 to this Annual Report on Form 10-K.

(e)	Corporate Governance.

The required information is to be set forth in the 2012 Proxy Statement under the caption “Nomination of Directors,” and “Committees of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item is to be set forth in the 2012 Proxy Statement under the caption "Executive Compensation,” “Compensation Committee Report,” and Compensation Committee Interlocks and Insider Participation,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is to be set forth in the 2012 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and of Management” and the caption “Equity Compensation Plan Information,” all of which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is set forth in the 2012 Proxy Statement under the caption "Related Party Transactions," and “Director Independence,” which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in the 2012 Proxy Statement under the caption “Proposal No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is hereby incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Form 10-K Page Number

	Report of Independent Registered Public Accounting Firm	25

	Consolidated Balance Sheets as of December 31, 2011 and 2010	27

	Consolidated Statements of Earnings for the years ended December 31, 2011, 2010 and 2009	28

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009	29

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009	30

	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	31

	Notes to Consolidated Financial Statements	32

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying
	Accounts for the years ended December 31, 2011, 2010 and 2009	51

3.	Exhibits

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

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 25, 2008).

3.3	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 28, 2011).

3.4	Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 2, 2008).

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

10.13	Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

10.14	Form of Restricted Stock Grant Agreement and Stock Option Agreement.

14.	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 15, 2004 for the year ended December 31, 2003).

21.	Subsidiaries of Registrant.

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*           Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2012	BALCHEM CORPORATION
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
Date: February 29, 2012

/s/ Francis J. Fitzpatrick
Francis J. Fitzpatrick, Chief Financial Officer
and Treasurer (Principal Financial Officer)
Date: February 29, 2012

/s/ William A. Backus
William A. Backus, Chief Accounting Officer
and Assistant Treasurer (Principal Accounting Officer)
Date: February 29, 2012

/s/ Paul D. Coombs
Paul D. Coombs, Director
Date: February 29, 2012

/s/ David B. Fischer
David B. Fischer, Director
Date: February 29, 2012

/s/ Edward L. McMillan
Edward L. McMillan, Director
Date: February 29, 2012

/s/ Perry W. Premdas
Perry W. Premdas, Director
Date: February 29, 2012

/s/ Dr. John Televantos
Dr. John Televantos, Director
Date: February 29, 2012

/s/ Dr. Elaine Wedral
Dr. Elaine Wedral, Director
Date: February 29, 2012

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

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 25, 2008).

3.3	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 28, 2011)

3.4	Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 2, 2008).

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

10.13	Lease dated as of February 8, 2002 between Sunrise Park Realty, Inc. and Balchem Corporation (incorporated by reference to Exhibit 10.7 to the 2001 10-K).

10.14	Form of Restricted Stock Grant Agreement and Stock Option Agreement.

14.	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 15, 2004 for the year ended December 31, 2003).

21.	Subsidiaries of Registrant.

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*           Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.