Form 10-Q
period 2012-03-31
BALCHEM CORP
filed 2012-05-10
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One) ☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2012

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

Yes ☐    No ☑

As of May 2, 2012 the registrant had 29,263,126 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	March 31, 2012 (unaudited)	December 31, 2011
Current assets:
Cash and cash equivalents	$121,291	$114,781
Accounts receivable, net	37,977	34,433
Inventories	20,057	18,637
Prepaid expenses	2,172	2,793
Prepaid income taxes	-	4,142
Deferred income taxes	587	556
Other current assets	762	398
Total current assets	182,846	175,740

Property, plant and equipment, net	44,569	44,282

Goodwill	28,515	28,515
Intangible assets with finite lives, net	21,715	22,706
Other assets	476	474
Total assets	$278,121	$271,717

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$13,140	$11,526
Accrued expenses	9,334	8,435
Accrued compensation and other benefits	1,853	4,328
Dividends payable	-	5,237
Income taxes payable	638	-
Current portion of long-term debt	1,096	1,387
Total current liabilities	26,061	30,913

Long-term debt	89	23
Deferred income taxes	5,679	5,984
Other long-term obligations	2,842	2,788
Total liabilities	34,671	39,708

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 29,259,251 shares issued and outstanding at March 31, 2012 and 29,165,721 shares issued and outstanding at December 31, 2011	1,951	1,944
Additional paid-in capital	51,724	49,933
Retained earnings	190,338	181,070
Accumulated other comprehensive loss	(563)	(938)
Total stockholders' equity	243,450	232,009

Total liabilities and stockholders' equity	$278,121	$271,717

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$76,203	$73,008

Cost of sales	55,045	52,228

Gross margin	21,158	20,780

Operating expenses:
Selling expenses	4,087	4,138
Research and development expenses	776	876
General and administrative expenses	2,620	2,468
	7,483	7,482

Earnings from operations	13,675	13,298

Other expenses (income):
Interest income	(7)	(72)
Interest expense	3	18
Other, net	(9)	(24)

Earnings before income tax expense	13,688	13,376

Income tax expense	4,420	4,464

Net earnings	$9,268	$8,912

Net earnings per common share - basic	$0.32	$0.31

Net earnings per common share - diluted	$0.31	$0.30

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Net earnings	$9,268	$8,912

Other comprehensive income, net of tax:

Net change in pension asset/liability, net of taxes of $2 and $1 at March 31, 2012 and 2011, respectively	(8)	(2)

Translation adjustments, net of taxes of $186 and $295 at March 31, 2012 and 2011, respectively	383	601

Other comprehensive income	375	599

Comprehensive income	$9,643	$9,511

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net earnings	$9,268	$8,912

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,420	2,232
Stock compensation expense	974	1,029
Shares issued under employee benefit plans	197	176
Deferred income tax expense	(354)	(655)
Foreign currency transaction (gain) loss	(59)	85
Changes in assets and liabilities
Accounts receivable	(3,249)	(3,787)
Inventories	(1,315)	(2,576)
Prepaid expenses and other current assets	290	(155)
Accounts payable and accrued expenses	(362)	164
Income taxes	4,776	4,125
Other	69	121
Net cash provided by operating activities	12,655	9,671

Cash flows from investing activities:
Capital expenditures	(1,401)	(1,786)
Net cash used in investing activities	(1,401)	(1,786)

Cash flows from financing activities:
Proceeds from long-term debt	178	-
Principal payments on long-term debt	(351)	(385)
Proceeds from stock options exercised and restricted shares purchased	504	979
Excess tax benefits from stock compensation	1,086	498
Dividends paid	(5,237)	(4,311)
Purchase of treasury stock	(964)	-
Net cash used in financing activities	(4,784)	(3,219)

Effect of exchange rate changes on cash	40	133

Increase in cash and cash equivalents	6,510	4,799

Cash and cash equivalents beginning of period	114,781	77,253
Cash and cash equivalents end of period	$121,291	$82,052

Supplemental Cash Flow Information - see Note 9

See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except share and per share data)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2011 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2011. References in this report to the “Company” mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Trading BV, and Balchem Italia Srl, on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three months ended March 31, 2012 and 2011 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended March 31,
	2012	2011
Cost of sales	$144	$145
Operating expenses	830	884
Net earnings	(611)	(648)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2012, the plans had 4,522,724 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2012 and 2011 is summarized below:

For the three months ended March 31, 2012	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2011	2,514	$14.68	$65,043
Granted	220	29.06
Exercised	(66)	7.59
Forfeited	(2)	28.99
Outstanding as of March 31, 2012	2,666	$16.03	$38,592	5.7
Exercisable as of March 31, 2012	2,091	$12.50	$37,218	4.8

For the three months ended March 31, 2011	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2010	2,955	$14.21	$57,930
Granted	2	34.10
Exercised	(84)	11.74
Forfeited	(4)	24.01
Outstanding as of March 31, 2011	2,869	$14.28	$66,700	6.1
Exercisable as of March 31, 2011	2,148	$10.77	$57,530	5.2

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

dividend yields of 0.5% and 0.6%; expected volatilities of 41% and 39%; risk-free interest rates of 0.8% and 1.7%; and expected lives of 4.6 and 4.4, in each case for the three months ended March 31, 2012 and 2011, respectively.

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

Other information pertaining to option activity during the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Weighted-average fair value of options granted	$9.73	$11.00
Total intrinsic value of stock options exercised ($000s)	$2,180	$1,942

Non-vested restricted stock activity for the three months ended March 31, 2012 and 2011 is summarized below:

Three months ended March 31, 2012	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2011	354	$18.77
Granted	44	29.06
Vested	(80)	13.72
Non-vested balance as of March 31, 2012	318	$21.48

Three months ended March 31, 2011	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2010	363	$17.66
Non-vested balance as of March 31, 2011	363	$17.66

As of March 31, 2012 and 2011, there was $7,836 and $7,947 respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2012, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.4 years. The Company estimates that share-based compensation expense for the year ended December 31, 2012 will be approximately $3,900.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,033,700 shares have been purchased, none of which remained in treasury at March

31, 2012 or 2011. During the three months ended March 31, 2012, a total of 23,212 shares have been purchased at an average cost of $41.53 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$8,037	$7,456
Work in progress	2,128	1,344
Finished goods	9,892	9,837
Total inventories	$20,057	$18,637

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
Land	$2,011	$1,971
Building	15,839	15,680
Equipment	67,748	66,584
Construction in progress	3,045	2,632
	88,643	86,867
Less: accumulated depreciation	44,074	42,585
Net property, plant and equipment	$44,569	$44,282

NOTE 5 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $28,515 as of March 31, 2012 and December 31, 2011 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Identifiable intangible assets with finite lives at March 31, 2012 and December 31, 2011 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 3/31/12	Accumulated Amortization at 3/31/12	Gross Carrying Amount at 12/31/11	Accumulated Amortization at 12/31/11
Customer lists	10	$37,142	$18,182	$37,142	$17,272
Regulatory registration costs	10	1,302	252	1,302	220
Patents & trade secrets	15-17	1,571	702	1,571	681
Trademarks & trade names	17	909	369	907	356
Other	5-10	754	458	754	441
		$41,678	$19,963	$41,676	$18,970

Amortization of identifiable intangible assets was approximately $990 for the three months ended March 31, 2012. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2012 is $2,968 and approximately $4,000 per annum for 2013 through 2016 and $1,400 in 2017. At March 31, 2012, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2012.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended March 31, 2012	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$9,268	28,925,226	$.32

Effect of dilutive securities – stock options and restricted stock		1,408,817

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$9,268	30,334,043	$.31

Three months ended March 31, 2011	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$8,912	28,431,755	$.31

Effect of dilutive securities – stock options and restricted stock		1,660,317

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$8,912	30,092,072	$.30

The Company had stock options covering 297,628 and 288,500 shares at March 31, 2012 and 2011, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 7 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2012, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2008.  During the three months ended March 31, 2012 and 2011, there was no significant change to the amount of unrecognized tax benefits. As of March 31, 2012 and December 31, 2011, the Company had approximately $2,057 and $2,021, respectively, of unrecognized tax benefits. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2012 and December 31, 2011 was approximately $565 and $547, respectively, and is included in other long-term obligations.

NOTE 8 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended March 31,
	2012	2011
Specialty Products	$12,257	$11,293
Food, Pharma & Nutrition	10,737	11,030
Animal Nutrition & Health	53,209	50,685
Total	$76,203	$73,008

Business Segment Earnings Before Income Taxes:

	Three Months Ended March 31,
	2012	2011
Specialty Products	$4,729	$4,376
Food, Pharma & Nutrition	2,709	2,512
Animal Nutrition & Health	6,237	6,410
Interest and other income	13	78
Total	$13,688	$13,376

The following table summarizes domestic (U.S.) and foreign sales for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended March 31,
	2012	2011
Domestic	$50,878	$46,018
Foreign	25,325	26,990
Total	$76,203	$73,008

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2012 and 2011 for income taxes and interest is as follows:

	Three months ended March 31,
	2012	2011
Income taxes	$221	$494
Interest	$4	$17

NOTE 10 – LONG-TERM DEBT AND CREDIT AGREEMENTS

The Company and a bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $10,004 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At March 31, 2012, this interest rate was 1.57%. At March 31, 2012, the European Term Loan had an outstanding balance of €821, translated to $1,096. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,002 as of March 31, 2012 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly.  No amounts are outstanding on the European Revolving Facility as of the date hereof.  The European Revolving Facility has been renewed with a new maturity date of May 31, 2012.  Management believes that such facility will be renewed in the normal course of business.

The Company and a bank have a Loan Agreement (the “Loan Agreement”), which provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. At March 31, 2012, this interest rate was 1.24%. No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2012. Management believes that such facility will be renewed in the normal course of business.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the three months ended March 31, 2012 and March 31, 2011 was as follows:

	2012	2011
Service cost	$13	$16
Interest cost	10	16
Expected return on plan assets	-	-
Amortization of transition obligation	-	-
Amortization of prior service cost	(4)	(5)
Amortization of loss	1	4
Net periodic benefit cost	$20	$31

The amount recorded on the Company’s balance sheet as of March 31, 2012 for this obligation is $1,098, and it is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In 2002, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space. It is the Company’s intention to renew this lease. The office space is now serving as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which primarily expire at various times through 2022.

Rent expense charged to operations under such lease agreements for the three months ended March 31, 2012 and 2011 aggregated approximately $237 and $323, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at March 31, 2012 are as follows:

Year
April 1, 2012 to December 31, 2012	$564
2013	385
2014	219
2015	171
2016	117
2017	103
Thereafter	133
Total minimum lease payments	$1,692

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three months ended March 31, 2012 and March 31, 2011:

Business Segment Net Sales:

	Three Months Ended March 31,
	2012	2011
Specialty Products	$12,257	$11,293
Food, Pharma & Nutrition	10,737	11,030
Animal Nutrition & Health	53,209	50,685
Total	$76,203	$73,008

Business Segment Earnings From Operations:

	Three Months Ended March 31,
	2012	2011
Specialty Products	$4,729	$4,376
Food, Pharma & Nutrition	2,709	2,512
Animal Nutrition & Health	6,237	6,410
Total	$13,675	$13,298

RESULTS OF OPERATIONS

Three months ended March 31, 2012 compared to three months ended March 31, 2011.

Net Sales

Net sales for the three months ended March 31, 2012 were $76,203 as compared with $73,008 for the three months ended March 31, 2011, an increase of $3,195 or 4.4%. Net sales for the Specialty Products segment were $12,257 for the three months ended March 31, 2012, as compared with $11,293 for the three months ended March 31, 2011, an increase of $964 or 8.5%. Approximately 80% of this increase in sales was from our ethylene oxide products for medical device sterilization, resulting from modest price increases to partially offset rising raw material costs, and volume improvements. The balance of the increased sales is principally a result of higher sales from propylene oxide for use in the fumigation of certain nut meats and spice fumigation. Net sales for the Food, Pharma & Nutrition segment were $10,737 for the three months ended March 31, 2012  compared with $11,030 for the three months ended March 31, 2011, a decrease of $293 or 2.7%.  This result was primarily due to a 17.6% decrease in sales in the food market, principally due to lower volumes sold of encapsulated ingredients for certain flavor and confection markets. Also contributing to the reduced sales was lower volumes of calcium products, which were down approximately $216, a result of our having sold this business in late 2010, but which was still winding down in 2011.  Partially offsetting these decreases was a $1,067 increase in sales of human choline products for both food applications and the supplement markets.Net sales of $53,209 were realized for the three months ended March 31, 2012 for the Animal Nutrition & Health segment, as compared with $50,685 for the prior year comparable period, an increase of $2,524 or 5.0%. The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 30% sales growth from the prior year comparable period.  The improvement was due to volume increases, as some regional improvement in dairy economics supported greater demand, particularly for our rumen protected choline, lysine, and methionine products. Global feed grade choline product sales decreased by approximately 5% due to lower volumes, partially offset by modest price increases, implemented globally, to partially offset rising raw material costs. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, but also in Europe, including usage in natural gas fracking. Industrial sales grew 7.5% over the prior year period with the increase coming from increased average selling prices, implemented to offset rising raw material costs. Sales for industrial applications comprised approximately 28.7% of the sales in this segment for the three months ended March 31, 2012.

Gross Margin

Gross margin for the three months ended March 31, 2012 increased to $21,158 compared to $20,780 for the three months ended March 31, 2011, an increase of 1.8%. This $378 increase was principally a result of higher sales, partially offset by increased raw material costs. Gross margin percentage for the three months ended March 31, 2012 decreased to 27.8%, as compared to 28.5% in the prior year comparative period, primarily due to increases in certain key raw material costs. Gross margin percentage for the Specialty Products segment decreased by 1.1% primarily due to higher raw material costs. Gross margin percentage in the Food, Pharma & Nutrition segment increased by 2.1% primarily due to the sale of the non-core calcium carbonate product line in the fourth quarter of 2010, which was still winding down in 2011. Gross margin percentage in the Animal Nutrition and Health segment decreased by 1.2%, principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 were $7,483, or flat as compared to $7,482 for the three months ended March 31, 2011. This was primarily due to a modest increase of employee headcount and additional compensation-related expenses totaling approximately $61, offset by the exclusion of consulting costs of approximately $51 related to the 2010 Aberco acquisition that were incurred during the three months ended March 31, 2011. Operating expenses were 9.8% of sales or 0.4 percentage points less than the operating expenses as a percent of sales in last year's comparable period.  During three months ended March 31, 2012 and 2011, the Company spent $776 and $876 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Earnings From Operations

Earnings from operations for the three months ended March 31, 2012 increased to $13,675 as compared to $13,298 for the three months ended March 31, 2011, an increase of $377 or 2.8%. This increase was principally driven by increased sales over the prior year comparable period, partially offset by higher raw material costs. Earnings from operations as a percentage of sales (“operating margin”) for the three months ended March 31, 2012 decreased to 17.9% from 18.2% for the three months ended March 31, 2011. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $4,729, an increase of $353 or 8.1%, primarily due to the above-noted higher sales of ethylene oxide and propylene oxide, and the exclusion of consulting costs related to the Aberco acquisition that were incurred during the three months ended March 31, 2011. This was partially offset by the aforementioned higher raw material costs. Earnings from operations for Food, Pharma & Nutrition were $2,709, an increase of $197 or 7.8%, due largely to the above-noted increased sales of human choline products and the sale of the non-core calcium carbonate product line in the fourth quarter of 2010, which was still generating an operating loss in 2011.  Partially offsetting this was lower sales volumes in the food market. Earnings from operations for Animal Nutrition & Health decreased by $173 to $6,237, a 2.7% decrease from the prior year comparable period, principally due to the aforementioned increases of certain petro-chemical raw materials used to manufacture choline.

Other Expenses (Income)

Interest income for the three months ended March 31, 2012 totaled $7 as compared to $72 for the three months ended March 31, 2011. Interest expense was $3 for the three months ended March 31, 2012 compared to $18 for the three months ended March 31, 2011.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from normal recurring principal payments. Other income of $9 for the three months ended March 31, 2012 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 32.3% and 33.4%, respectively. This decrease in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes.

Net Earnings

Principally as a result of the above-noted details, net earnings were $9,268 for the three months ended March 31, 2012, as compared with $8,912 for the three months ended March 31, 2011, an increase of 4.0%.

FINANCIAL CONDITION

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

During the three months ended March 31, 2012, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash

Cash and cash equivalents increased to $121,291 at March 31, 2012 from $114,781 at December 31, 2011 primarily resulting from the activity detailed below.  At March 31, 2012, the Company had $1,498 of cash and cash equivalents held by our foreign subsidiaries. It is our intention to permanently reinvest these funds in our foreign operations by continuing to repay acquisition related debt, make additional plant related investments as needed and potentially invest in additional acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our operations in the U.S., we could be required to pay additional U.S. taxes to repatriate these funds. Working capital amounted to $156,785 at March 31, 2012 as compared to $144,827 at December 31, 2011, an increase of $11,958.

Operating Activities

Cash flows from operating activities provided $12,655 for the three months ended March 31, 2012 compared to $9,671 for the three months ended March 31, 2011.  The increase in cash flows from operating activities was primarily due to higher net earnings along with favorable changes in various components of working capital, particularly in inventories, accounts receivable, prepaid expenses and other current assets, and income taxes.

Investing Activities

Capital expenditures were $1,401 for the three months ended March 31, 2012 compared to $1,786 for the three months ended March 31, 2011.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,033,700 shares have been purchased, none of which remained in treasury at March 31, 2012 or 2011. During the three months ended March 31, 2012, a total of 23,212 shares have been purchased at an average cost of $41.53 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

The Company and a bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $10,004 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At March 31, 2012, this interest rate was 1.57%. At March 31, 2012, the European Term Loan had an outstanding balance of €821, translated to $1,096. The European Loan Agreement also provides for a short-term revolving credit facility of €3,000, translated to $4,002 as of March 31, 2012 (the "European Revolving Facility"). The European Revolving Facility is subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest is payable monthly.  No amounts are outstanding on the European Revolving Facility as of the date hereof.  The European Revolving Facility has been renewed with a new maturity date of May 31, 2012.  Management believes that such facility will be renewed in the normal course of business.

The Company and a bank have a Loan Agreement (the “Loan Agreement”), which provides for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility is subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest is payable monthly. At March 31, 2012, this interest rate was 1.24%. No amounts are outstanding on the Revolving Facility as of the date hereof.  The Revolving Facility has been renewed with a new maturity date of May 31, 2012. Management believes that such facility will be renewed in the normal course of business.

Proceeds from stock options exercised totaled $504 and $979 for the three months ended March 31, 2012 and 2011, respectively. Dividend payments were $5,237 and $4,311 for the three months ended March 31, 2012 and 2011, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of March 31, 2012 for this obligation is $1,098. The postretirement plan is not funded. Historical cash payments made under such plan have typically been less than $100 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2011 Annual Report on Form 10-K, during the three months ended March 31, 2012.

Related Party Transactions

The Company was not engaged in related party transactions during the three months ended March 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are held primarily in noninterest-bearing demand deposit accounts, which are currently fully insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of March 31, 2012, the Company’s borrowings were under a bank term loan bearing interest at EURIBOR plus 1.00%. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at March 31, 2012, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $12. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Part II.	Other Information

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Reserved.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRLTaxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALCHEM CORPORATION

By: /s/ Dino A. Rossi
Dino A. Rossi, Chairman, President and
Chief Executive Officer

By: /s/ Francis J. Fitzpatrick
Francis J. Fitzpatrick, Chief Financial
Officer and Treasurer

Date: May 10, 2012

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