Form 10-Q
period 2012-06-30
BALCHEM CORP
filed 2012-08-03
CIK 9326

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One) ☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2012

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
Yes ☐                                                         No ☑

As of July 27, 2012 the registrant had 29,296,355 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	June 30, 2012 (unaudited)	December 31, 2011
Current assets:
Cash and cash equivalents	$138,060	$114,781
Accounts receivable, net	36,847	34,433
Inventories	20,095	18,637
Prepaid expenses	2,025	2,793
Prepaid income taxes	-	4,142
Deferred income taxes	599	556
Other current assets	633	398
Total current assets	198,259	175,740

Property, plant and equipment, net	44,329	44,282

Goodwill	28,515	28,515
Intangible assets with finite lives, net	20,735	22,706
Other assets	473	474
Total assets	$292,311	$271,717

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$12,397	$11,526
Accrued expenses	11,568	8,435
Accrued compensation and other benefits	2,720	4,328
Dividends payable	-	5,237
Income taxes payable	2,587	-
Current portion of long-term debt	696	1,387
Total current liabilities	29,968	30,913

Long-term debt	89	23
Deferred income taxes	5,185	5,984
Other long-term obligations	2,889	2,788
Total liabilities	38,131	39,708

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 29,288,655 shares issued and outstanding at June 30, 2012 and 29,165,721 shares issued and outstanding at December 31, 2011	1,953	1,944
Additional paid-in capital	53,275	49,933
Retained earnings	200,311	181,070
Accumulated other comprehensive loss	(1,359)	(938)
Total stockholders' equity	254,180	232,009

Total liabilities and stockholders' equity	$292,311	$271,717

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
 (Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$79,014	$74,687	$155,217	$147,695

Cost of sales	56,430	52,926	111,475	105,154

Gross margin	22,584	21,761	43,742	42,541

Operating expenses:
Selling expenses	4,169	4,151	8,256	8,289
Research and development expenses	947	733	1,723	1,609
General and administrative expenses	2,643	2,818	5,263	5,286
	7,759	7,702	15,242	15,184

Earnings from operations	14,825	14,059	28,500	27,357

Other expenses (income):
Interest income	(1)	(69)	(8)	(140)
Interest expense	3	22	6	40
Other, net	(1)	(246)	(10)	(271)

Earnings before income tax expense	14,824	14,352	28,512	27,728

Income tax expense	4,852	4,780	9,272	9,244

Net earnings	$9,972	$9,572	$19,240	$18,484

Net earnings per common share - basic	$0.34	$0.34	$0.66	$0.65

Net earnings per common share - diluted	$0.33	$0.32	$0.64	$0.61

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net earnings	$9,972	$9,572	$19,240	$18,484

Other comprehensive income (loss), net of tax:

Net foreign currency translation adjustment	(792)	217	(409)	818

Net change in postretirement benefit plan, net of taxes of $1 and $1 for the three months ended June 30, 2012 and 2011, and $3 and $1 for the six months ended June 30, 2012 and 2011	(4)	(1)	(12)	(3)

Other comprehensive (loss) income	(796)	216	(421)	815

Comprehensive income	$9,176	$9,788	$18,819	$19,299

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net earnings	$19,240	$18,484

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,806	4,492
Stock compensation expense	1,946	1,934
Shares issued under employee benefit plans	310	293
Deferred income tax expense	(828)	(976)
Foreign currency transaction loss	68	92
Loss on impairment of assets	-	94
Changes in assets and liabilities
Accounts receivable	(2,784)	(5,783)
Inventories	(1,537)	(2,973)
Prepaid expenses and other current assets	515	955
Accounts payable and accrued expenses	2,632	641
Income taxes	6,753	(354)
Other	102	218
Net cash provided by operating activities	31,223	17,117

Cash flows from investing activities:
Capital expenditures	(3,198)	(3,210)
Proceeds from sale of property, plant and equipment	-	28
Intangible assets acquired	(10)	(3)
Net cash used in investing activities	(3,208)	(3,185)

Cash flows from financing activities:
Proceeds from long-term debt	178	-
Principal payments on long-term debt	(695)	(790)
Proceeds from stock options exercised and restricted shares purchased	877	2,314
Excess tax benefits from stock compensation	1,182	1,282
Dividends paid	(5,237)	(4,310)
Purchase of treasury stock	(964)	(108)
Net cash used in financing activities	(4,659)	(1,612)

Effect of exchange rate changes on cash	(77)	169

Increase in cash and cash equivalents	23,279	12,489

Cash and cash equivalents beginning of period	114,781	77,253
Cash and cash equivalents end of period	$138,060	$89,742

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three and six months ended June 30, 2012 and 2011 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended June 30,
	2012	2011
Cost of sales	$145	$146
Operating expenses	827	759
Net earnings	(620)	(564)

	Increase/(Decrease) for the Six Months Ended June 30,
	2012	2011
Cost of sales	$289	$291
Operating expenses	1,657	1,643
Net earnings	(1,231)	(1,212)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2012, the plans had 4,521,024 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2012 and 2011 is summarized below:

For the six months ended June 30, 2012	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2011	2,514	$14.68	$65,043
Granted	225	29.11
Exercised	(92)	9.52
Forfeited	(5)	28.87
Outstanding as of June 30, 2012	2,642	$16.06	$43,855	5.4
Exercisable as of June 30, 2012	2,068	$12.51	$41,588	4.5

For the six months ended June 30, 2011	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2010	2,955	$14.21	$57,930
Granted	14	40.10
Exercised	(195)	11.85
Forfeited	(50)	24.47
Outstanding as of June 30, 2011	2,724	$14.32	$80,246	5.9
Exercisable as of June 30, 2011	2,037	$10.67	$67,422	5.0

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 41% and 36%; risk-free interest rates of 0.8% and 1.4%; and expected lives of 4.6 and 4.5 years, in each case for the six months ended June 30, 2012 and 2011, respectively.

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

Other information pertaining to option activity during the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average fair value of options granted	$10.37	$12.43	$9.75	$12.25
Total intrinsic value of stock options exercised ($000s)	$411	$3,187	$2,590	$5,129

Non-vested restricted stock activity for the six months ended June 30, 2012 and 2011 is summarized below:

Six months ended June 30, 2012	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2011	354	$18.77
Granted	44	29.06
Vested	(80)	13.72
Non-vested balance as of June 30, 2012	318	$21.48

Six months ended June 30, 2011	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2010	363	$17.66
Granted	1	40.88
Vested	(7)	12.41
Forfeited	(17)	19.12
Non-vested balance as of June 30, 2011	340	$17.77

As of June 30, 2012 and 2011, there was $6,883 and $6,545 respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2012, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.3 years. The Company estimates that share-based compensation expense for the year ended December 31, 2012 will be approximately $3,900.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,033,700 shares have been purchased, none of which remained in treasury at June 30, 2012 or 2011. During the six months ended June 30, 2012, a total of 23,212 shares have been purchased at an average cost of $41.53 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials	$8,292	$7,456
Work in progress	1,682	1,344
Finished goods	10,121	9,837
Total inventories	$20,095	$18,637

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
Land	$1,933	$1,971
Building	15,647	15,680
Equipment	67,680	66,584
Construction in progress	4,174	2,632
	89,434	86,867
Less: accumulated depreciation	45,105	42,585
Net property, plant and equipment	$44,329	$44,282

NOTE 5 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $28,515 as of June 31, 2012 and December 31, 2011 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Identifiable intangible assets with finite lives at June 30, 2012 and December 31, 2011 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 6/30/12	Accumulated Amortization at 6/30/12	Gross Carrying Amount at 12/31/11	Accumulated Amortization at 12/31/11
Customer lists	10	$37,142	$19,091	$37,142	$17,272
Regulatory registration costs	10	1,302	285	1,302	220
Patents & trade secrets	15-17	1,579	723	1,571	681
Trademarks & trade names	17	909	382	907	356
Other	5-10	754	470	754	441
		$41,686	$20,951	$41,676	$18,970

Amortization of identifiable intangible assets was approximately $1,981 for the six months ended June 30, 2012. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2012 is $1,979, approximately $4,000 per annum for 2013 through 2016 and $1,400 in 2017. At June 30, 2012, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2012.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended June 30, 2012	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$9,972	28,956,523	$.34

Effect of dilutive securities – stock options and restricted stock		1,316,409

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$9,972	30,272,932	$.33

Three months ended June 30, 2011	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$9,572	28,544,898	$.34

Effect of dilutive securities – stock options and restricted stock		1,687,594

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$9,572	30,232,492	$.32

Six months ended June 30, 2012	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$19,240	28,940,875	$.66

Effect of dilutive securities – stock options and restricted stock		1,354,177

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$19,240	30,295,052	$.64

Six months ended June 30, 2011	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$18,484	28,488,327	$.65

Effect of dilutive securities – stock options and restricted stock		1,673,735

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$18,484	30,162,062	$.61

The Company had stock options covering 519,455 and 283,100 shares at June 30, 2012 and 2011, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 7 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30 2012, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2008.  During the six months ended June 30, 2012 and 2011, there was no significant change to the amount of unrecognized tax benefits. As of June 30, 2012 and December 31, 2011, the Company had approximately $2,092 and $2,021, respectively, of unrecognized tax benefits. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2012 and December 31, 2011 was approximately $582 and $547, respectively, and is included in other long-term obligations.

NOTE 8 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Specialty Products	$12,457	$12,026	$24,714	$23,319
Food, Pharma & Nutrition	11,776	10,897	22,513	21,927
Animal Nutrition & Health	54,781	51,764	107,990	102,449
Total	$79,014	$74,687	$155,217	$147,695

Business Segment Earnings Before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Specialty Products	$4,849	$4,542	$9,578	$8,918
Food, Pharma & Nutrition	3,389	2,832	6,098	5,344
Animal Nutrition & Health	6,587	6,685	12,824	13,095
Interest and other income (expense)	(1)	293	12	371
Total	$14,824	$14,352	$28,512	$27,728

The following table summarizes domestic (U.S.) and foreign sales for the three and six months ended June 30, 2012 and June 30, 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Domestic	$52,875	$50,441	$103,753	$96,459
Foreign	26,139	24,246	51,464	51,236
Total	$79,014	$74,687	$155,217	$147,695

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2012 and 2011 for income taxes and interest is as follows:

	Six Months Ended
	June 30,
	2012	2011
Income taxes	$3,510	$9,308
Interest	$5	$35

NOTE 10 – LONG-TERM DEBT AND CREDIT AGREEMENTS

The Company and a bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $9,434 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At June 30, 2012, this interest rate was 1.39%. At June 30, 2012, the European Term Loan had an outstanding balance of €554, translated to $696. The European Loan Agreement also provided for a short-term revolving credit facility of €3,000 (the "European Revolving Facility"). The European Revolving Facility was subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest was payable monthly. The European Revolving Facility matured on May 31, 2012, and the Company did not renew such facility.

The Company and a bank have a Loan Agreement (the “Loan Agreement”), which provided for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility was subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest was payable monthly. The Revolving Facility matured on May 31, 2012, and the Company did not renew such facility.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the six months ended June 30, 2012 and June 30, 2011 was as follows:

	2012	2011
Service cost	$26	$32
Interest cost	21	32
Amortization of prior service cost	(9)	(9)
Amortization of loss	2	7
Net periodic benefit cost	$40	$62

The amount recorded on the Company’s balance sheet as of June 30, 2012 for this obligation is $1,125, and it is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

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

Rent expense charged to operations under such lease agreements for the six months ended June 30, 2012 and 2011 aggregated approximately $470 and $600, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at June 30, 2012 are as follows:

Year
July 1, 2012 to December 31, 2012	$380
2013	413
2014	217
2015	169
2016	120
2017	52
Thereafter	184
Total minimum lease payments	$1,535

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2012 and June 30, 2011:

Business Segment Net Sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Specialty Products	$12,457	$12,026	$24,714	$23,319
Food, Pharma & Nutrition	11,776	10,897	22,513	21,927
Animal Nutrition & Health	54,781	51,764	107,990	102,449
Total	$79,014	$74,687	$155,217	$147,695

Business Segment Earnings From Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Specialty Products	$4,849	$4,542	$9,578	$8,918
Food, Pharma & Nutrition	3,389	2,832	6,098	5,344
Animal Nutrition & Health	6,587	6,685	12,824	13,095
Total	$14,825	$14,059	$28,500	$27,357

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to three months ended June 30, 2011.

Net Sales

Net sales for the three months ended June 30, 2012 were $79,014 as compared with $74,687 for the three months ended June 30, 2011, an increase of $4,327 or 5.8%. Net sales for the Specialty Products segment were $12,457 for the three months ended June 30, 2012, as compared with $12,026 for the three months ended June 30, 2011, an increase of $431 or 3.6%. Approximately 59% of this increase in sales was from ethylene oxide products for medical device sterilization, resulting primarily from modest price increases to offset rising raw material costs. The balance of the increased sales is principally a result of higher sales from propylene oxide for use in the fumigation of certain nut meats and spice fumigation. Net sales for the Food, Pharma & Nutrition segment were $11,776 for the three months ended June 30, 2012  compared with $10,897 for the three months ended June 30, 2011, an increase of $879 or 8.1%.  This result was primarily due to a $1,288 increase in sales of human choline products for both food applications and the supplement markets. Partially offsetting this was an 8.2% decrease in sales in the food market, principally due to lower volumes sold of encapsulated ingredients for certain flavor markets. Also offsetting the increased sales was lower sales of calcium products, which were down approximately $102, a result of our having sold this business in late 2010, but which was still winding down in 2011. Net sales of $54,781 were realized for the three months ended June 30, 2012 for the Animal Nutrition & Health segment, as compared with $51,764 for the prior year comparable period, an increase of $3,017 or 5.8%. The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 36% sales growth from the prior year comparable period.  The improvement was due to volume increases, as some regional improvement in dairy economics supported greater demand, particularly for our rumen protected choline, lysine, and methionine products. However, during the quarter, the Company announced a decision to suspend sales of its AminoShure®-L, 52% lysine (the “Product”). There were no safety concerns relating to the Product; however, research indicated that the lysine bioavailability of the Product was lower than originally designed and projected, hence found to not meet our internal expectations. The sales credits issued related to this decision were approximately $1.0 million in the quarter. Global feed grade choline product sales increased by approximately 3% primarily due to modest price increases, implemented globally, to partially offset rising raw material costs. The Company experienced an overall decrease in sales of various choline and choline derivative products used for certain industrial applications, predominantly in Europe. Industrial sales declined 3.5% over the prior year period with the decrease coming from lower volumes, partially offset by increased average selling prices implemented to offset rising raw material costs. Sales for industrial applications comprised approximately 31.6% of the sales in this segment for the three months ended June 30, 2012.

Gross Margin

Gross margin for the three months ended June 30, 2012 increased to $22,584 compared to $21,761 for the three months ended June 30, 2011, an increase of 3.8%. This $823 increase was principally a result of higher sales, partially offset by increased raw material costs and approximately $800 due to the net effect of the aforementioned Product sales suspension. Gross margin percentage for the three months ended June 30, 2012 decreased to 28.6%, as compared to 29.1% in the prior year comparative period, primarily due to increases in certain key raw material costs and the impact of the Product sales suspension. Gross margin percentage for the Specialty Products segment increased slightly by 0.3% primarily due to a favorable product mix. Gross margin percentage in the Food, Pharma & Nutrition segment increased by 1.1% primarily due to the sale of the non-core calcium carbonate product line in the fourth quarter of 2010, which was still winding down in 2011. Gross margin percentage in the Animal Nutrition & Health segment decreased by 1.0%, principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline and the impact of the Product sales suspension, partially offset by higher overall Animal Nutrition & Health sales volumes.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 were $7,759, as compared to $7,702 for the three months ended June 30, 2011, an increase of $57 or 0.7%. This was principally due to increased outside research of $173 and costs of $160 related to the Product sales suspension, partially offset by lower consultancy fees of $178, primarily incurred to study acquisition opportunities, and decreased advertising of $65. Operating expenses were 9.8% of sales or 0.5 percentage points less than the operating expenses as a percent of sales in last year's comparable period. During the three months ended June 30, 2012 and 2011, the Company spent $947 and $733 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended June 30, 2012 increased to $14,825 as compared to $14,059 for the three months ended June 30, 2011, an increase of $766 or 5.4%. Earnings from operations as a percentage of sales (“operating margin”) for the three months ended June 30, 2012 remained flat at 18.8% when compared to the three months ended June 30, 2011. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $4,849, an increase of $307 or 6.8%, primarily due to the above-noted higher sales of ethylene oxide and propylene oxide and a favorable product mix. Earnings from operations for Food, Pharma & Nutrition were $3,389, an increase of $557 or 19.7%, due largely to the above-noted increased sales of human choline products and the sale of the non-core calcium carbonate product line in the fourth quarter of 2010, which was still generating an operating loss in 2011. Partially offsetting this was lower sales volumes in the food market. Earnings from operations for Animal Nutrition & Health decreased by $98 to $6,587, a 1.5% decrease from the prior year comparable period, principally due to the aforementioned increases of certain petro-chemical raw materials used to manufacture choline and the impact of the Product sales suspension, partially offset by higher overall Animal Nutrition & Health sales volumes.

Other Expenses (Income)

Interest income for the three months ended June 30, 2012 totaled $1 as compared to $69 for the three months ended June 30, 2011. Interest expense was $3 for the three months ended June 30, 2012 compared to $22 for the three months ended June 30, 2011.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from normal recurring principal payments. Other income of $1 for the three months ended June 30, 2012 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies. Other income of $246 for the three months ended June 30, 2011 is primarily the result of a net gain of $188 related to the sale of a non-core calcium carbonate product line and favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended June 30, 2012 and 2011 was 32.7% and 33.3%, respectively. This decrease in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes.

Net Earnings

Principally as a result of the above-noted details, net earnings were $9,972 for the three months ended June 30, 2012, as compared with $9,572 for the three months ended June 30, 2011, an increase of 4.2%.

Six months ended June 30, 2012 compared to six months ended June 30, 2011.

Net Sales

Net sales for the six months ended June 30, 2012 were $155,217 as compared with $147,695 for the six months ended June 30, 2011, an increase of $7,522 or 5.1%. Net sales for the Specialty Products segment were $24,714 for the six months ended June 30, 2012, as compared with $23,319 for the six months ended June 30, 2011, an increase of $1,395 or 6.0%. Approximately 73% of this increase in sales was from our ethylene oxide products for medical device sterilization, resulting from modest price increases to partially offset rising raw material costs. The balance of the increased sales is principally a result of higher sales from propylene oxide for use in the fumigation of certain nut meats and spice fumigation. Net sales for the Food, Pharma & Nutrition segment were $22,513 for the six months ended June 30, 2012 compared with $21,927 for the six months ended June 30, 2011, an increase of $586 or 2.7%. This result was primarily due to a $2,355 increase in sales of human choline products for both food applications and the supplement markets. Partially offsetting this was a 12.9% decrease in sales in the food market, principally due to lower volumes sold of encapsulated ingredients for certain flavor markets. Also offsetting the increased sales was lower sales of calcium products, which were down approximately $318, a result of our having sold this business in late 2010, but which was still winding down in 2011. Net sales of $107,990 were realized for the six months ended June 30, 2012 for the Animal Nutrition & Health segment, as compared with $102,449 for the prior year comparable period, an increase of $5,541 or 5.4%. The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 33% sales growth from the prior year comparable period.  The improvement was due to volume increases, as some regional improvement in dairy economics supported greater demand, particularly for our rumen protected choline, lysine, and methionine products. However, during the second quarter 2012, the Company announced a decision to suspend sales of its AminoShure®-L, 52% lysine (the “Product”). There were no safety concerns relating to the Product; however, research indicated that the lysine bioavailability of the Product was lower than originally designed and projected, hence found to not meet our internal expectations. The sales credits issued related to this decision were approximately $1.0 million in the period. Global feed grade choline product sales decreased by approximately 1% due to lower volumes, partially offset by modest price increases, implemented globally, to partially offset rising raw material costs. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, including usage in natural gas fracking. Industrial sales grew 1.4% over the prior year period with the increase coming from increased average selling prices, implemented to offset rising raw material costs. Sales for industrial applications comprised approximately 30.2% of the sales in this segment for the six months ended June 30, 2012.

Gross Margin

Gross margin for the six months ended June 30, 2012 increased to $43,742 compared to $42,541 for the six months ended June 30, 2011, an increase of 2.8%. This $1,201 increase was principally a result of higher sales, partially offset by increased raw material costs and approximately $800 due to the net effect of the aforementioned Product sales suspension. Gross margin percentage for the six months ended June 30, 2012 decreased to 28.2% as compared to 28.8% in the prior year comparative period, primarily due to increases in certain key raw material costs and the impact of the Product sales suspension. Gross margin percentage for the Specialty Products segment decreased by 0.4% primarily due to higher raw material costs. Gross margin percentage in the Food, Pharma & Nutrition segment increased by 1.7% primarily due to the sale of the non-core calcium carbonate product line in the fourth quarter of 2010, which was still winding down in 2011. Gross margin percentage in the Animal Nutrition and Health segment decreased by 1.1%, principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline and the impact of the Product sales suspension, partially offset by higher overall Animal Nutrition & Health sales volumes.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 were $15,242, as compared to $15,184 for the six months ended June 30, 2011, an increase of $58 or 0.4%. This was principally due to increased outside research of $228 and costs of $160 related to the Product sales suspension, partially offset by decreased advertising of $106 and lower consultancy fees of $256 primarily incurred to study acquisition opportunities and related to the 2010 Aberco acquisition that were incurred during the six months ended June 30, 2011. Operating expenses were 9.8% of sales or 0.5 percentage points less than the operating expenses as a percent of sales in last year's comparable period. During the six months ended June 30, 2012 and 2011, the Company spent $1,723 and $1,609 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for the six months ended June 30, 2012 increased to $28,500 as compared to $27,357 for the six months ended June 30, 2011, an increase of $1,143 or 4.2%. Earnings from operations as a percentage of sales (“operating margin”) for the six months ended June 30, 2012 decreased to 18.4% from 18.5% for the six months ended June 30, 2011. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $9,578, an increase of $660 or 7.4%, primarily due to the above-noted higher sales of ethylene oxide and propylene oxide, and the exclusion of consulting costs related to the Aberco acquisition that were incurred during the six months ended June 30, 2011. This was partially offset by the aforementioned higher raw material costs. Earnings from operations for Food, Pharma & Nutrition were $6,098, an increase of $754 or 14.1%, due largely to the above-noted increased sales of human choline products and the sale of the non-core calcium carbonate product line in the fourth quarter of 2010, which was still generating an operating loss in 2011. Partially offsetting this was lower sales volumes in the food market. Earnings from operations for Animal Nutrition & Health decreased by $271 to $12,824, a 2.1% decrease from the prior year comparable period, principally due to the aforementioned increases of certain petro-chemical raw materials used to manufacture choline and the impact of the Product sales suspension, partially offset by higher overall Animal Nutrition & Health sales volumes.

Other Expenses (Income)

Interest income for the six months ended June 30, 2012 totaled $8 as compared to $140 for the six months ended June 30, 2011. Interest expense was $6 for the six months ended June 30, 2012 compared to $40 for the six months ended June 30, 2011.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from normal recurring principal payments. Other income of $10 for the six months ended June 30, 2012 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies. Other income of $271 for the six months ended June 30, 2011 is primarily the result of a net gain of $188 related to the sale of a non-core calcium carbonate product line and favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 32.5% and 33.3%, respectively. This decrease in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes.

Net Earnings

Principally as a result of the above-noted details, net earnings were $19,240 for the six months ended June 30, 2012, as compared with $18,484 for the six months ended June 30, 2011, an increase of 4.1%.

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

During the six months ended  June 30, 2012, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash

Cash and cash equivalents increased to $138,060 at June 30, 2012 from $114,781 at December 31, 2011 primarily resulting from the activity detailed below. At June 30, 2012, the Company had $1,517 of cash and cash equivalents held by our foreign subsidiaries. It is our intention to permanently reinvest these funds in our foreign operations by continuing to repay acquisition related debt, make additional plant related investments as needed and potentially invest in additional acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our operations in the U.S., we could be required to pay additional U.S. taxes to repatriate these funds. Working capital amounted to $168,291 at June 30, 2012 as compared to $144,827 at December 31, 2011, an increase of $23,464.

Operating Activities

Cash flows from operating activities provided $31,223 for the six months ended June 30, 2012 compared to $17,117 for the six months ended June 30, 2011.  The increase in cash flows from operating activities was primarily due to higher net earnings along with favorable changes in various components of working capital, particularly in accounts receivable, inventories, accounts payable and accrued expenses, and income taxes.

Investing Activities

Capital expenditures were $3,198 for the six months ended June 30, 2012 compared to $3,210 for the six months ended June 30, 2011.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,033,700 shares have been purchased, none of which remained in treasury at June 30, 2012 or 2011. During the six months ended June 30, 2012, a total of 23,212 shares have been purchased at an average cost of $41.53 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

The Company and a bank have a Loan Agreement (the “European Loan Agreement”) providing for an unsecured term loan of $9,434 (the “European Term Loan”). The European Term Loan is payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and is subject to a monthly interest rate equal to EURIBOR plus 1%.  At June 30, 2012, this interest rate was 1.39%. At June 30, 2012, the European Term Loan had an outstanding balance of €554, translated to $696. The European Loan Agreement also provided for a short-term revolving credit facility of €3,000 (the "European Revolving Facility"). The European Revolving Facility was subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest was payable monthly. The European Revolving Facility matured on May 31, 2012, and the Company did not renew such facility.

The Company and a bank have a Loan Agreement (the “Loan Agreement”), which provided for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility was subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest was payable monthly. The Revolving Facility matured on May 31, 2012, and the Company did not renew such facility.

Proceeds from stock options exercised and restricted shares purchased totaled $877 and $2,314 for the six months ended June 30, 2012 and 2011, respectively. Dividend payments were $5,237 and $4,310 for the six months ended June 30, 2012 and 2011, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of June 30, 2012 for this obligation is $1,125. The postretirement plan is not funded. Historical cash payments made under such plan have typically been less than $100 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2011 Annual Report on Form 10-K, during the six months ended June 30, 2012.

Related Party Transactions

The Company was not engaged in related party transactions during the six months ended June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are held primarily in noninterest-bearing demand deposit accounts, which are currently fully insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of June 30, 2012, the Company’s borrowings were under a bank term loan bearing interest at EURIBOR plus 1.00%. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at June 30, 2012, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $7. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Date: August 3, 2012

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