Form 10-Q
period 2012-09-30
BALCHEM CORP
filed 2012-11-02
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2012

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
Yes  ☐                                                       No  ☑

As of October 26, 2012 the registrant had 29,371,972 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	September 30, 2012 (unaudited)	December 31, 2011
Current assets:
Cash and cash equivalents	$147,182	$114,781
Accounts receivable, net	36,931	34,433
Inventories	20,311	18,637
Prepaid expenses	1,869	2,793
Prepaid income taxes	-	4,142
Deferred income taxes	579	556
Other current assets	580	398
Total current assets	207,452	175,740

Property, plant and equipment, net	47,468	44,282

Goodwill	28,515	28,515
Intangible assets with finite lives, net	19,747	22,706
Other assets	474	474
Total assets	$303,656	$271,717

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$11,906	$11,526
Accrued expenses	11,218	8,435
Accrued compensation and other benefits	3,129	4,328
Dividends payable	-	5,237
Income taxes payable	2,081	-
Current portion of long-term debt	-	1,387
Total current liabilities	28,334	30,913

Deferred income taxes	4,853	5,984
Other long-term obligations	3,187	2,811
Total liabilities	36,374	39,708

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 29,356,818 shares issued and outstanding at September 30, 2012 and 29,165,721 shares issued and outstanding at December 31, 2011	1,957	1,944
Additional paid-in capital	55,178	49,933
Retained earnings	211,184	181,070
Accumulated other comprehensive loss	(1,037)	(938)
Total stockholders' equity	267,282	232,009

Total liabilities and stockholders' equity	$303,656	$271,717

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$75,116	$74,439	$230,333	$222,134

Cost of sales	51,718	51,822	163,193	156,976

Gross margin	23,398	22,617	67,140	65,158

Operating expenses:
Selling expenses	3,810	4,042	12,066	12,331
Research and development expenses	897	648	2,620	2,257
General and administrative expenses	2,451	2,752	7,714	8,038
	7,158	7,442	22,400	22,626

Earnings from operations	16,240	15,175	44,740	42,532

Other expenses (income):
Interest income	(2)	(39)	(9)	(179)
Interest expense	3	32	8	72
Other, net	14	(56)	4	(327)

Earnings before income tax expense	16,225	15,238	44,737	42,966

Income tax expense	5,352	4,453	14,624	13,697

Net earnings	$10,873	$10,785	$30,113	$29,269

Net earnings per common share - basic	$0.37	$0.38	$1.04	$1.03

Net earnings per common share - diluted	$0.36	$0.36	$0.99	$0.97

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net earnings	$10,873	$10,785	$30,113	$29,269

Other comprehensive income (loss), net of tax:

Net foreign currency translation adjustment	326	(675)	(84)	143

Net change in postretirement benefit plan, net of taxes of $1 and $1 for the three months ended September 30, 2012 and 2011, and $4 and $2 for the nine months ended September 30, 2012 and 2011	(4)	(2)	(15)	(5)

Other comprehensive income (loss)	322	(677)	(99)	138

Comprehensive income	$11,195	$10,108	$30,014	$29,407

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net earnings	$30,113	$29,269

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,213	6,872
Stock compensation expense	2,933	2,840
Shares issued under employee benefit plans	310	398
Deferred income tax expense	(1,155)	(716)
Foreign currency transaction loss	74	180
Loss on impairment of assets	-	92
Changes in assets and liabilities
Accounts receivable	(2,759)	(4,270)
Inventories	(1,712)	(2,652)
Prepaid expenses and other current assets	735	960
Accounts payable and accrued expenses	2,067	(800)
Income taxes	6,237	1,157
Other	305	750
Net cash provided by operating activities	44,361	34,080

Cash flows from investing activities:
Capital expenditures	(7,493)	(4,851)
Proceeds from sale of property, plant and equipment	-	28
Intangible assets acquired	(11)	(23)
Net cash used in investing activities	(7,504)	(4,846)

Cash flows from financing activities:
Proceeds from long-term debt	178	-
Principal payments on long-term debt	(1,377)	(1,182)
Proceeds from stock options exercised and restricted shares purchased	1,312	2,600
Excess tax benefits from stock compensation	1,668	1,392
Dividends paid	(5,237)	(4,310)
Purchase of treasury stock	(964)	(108)
Net cash used in financing activities	(4,420)	(1,608)

Effect of exchange rate changes on cash	(36)	(7)

Increase in cash and cash equivalents	32,401	27,619

Cash and cash equivalents beginning of period	114,781	77,253
Cash and cash equivalents end of period	$147,182	$104,872

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three and nine months ended September 30, 2012 and 2011 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended September 30,
	2012	2011
Cost of sales	$144	$145
Operating expenses	843	761
Net earnings	(627)	(569)

	Increase/(Decrease) for the Nine Months Ended September 30,
	2012	2011
Cost of sales	$433	$436
Operating expenses	2,500	2,404
Net earnings	(1,858)	(1,782)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2012, the plans had 4,509,524 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2012 and 2011 is summarized below:

For the nine months ended September 30, 2012	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2011	2,514	$14.68	$65,043
Granted	226	29.14
Exercised	(150)	8.73
Forfeited	(5)	28.87
Outstanding as of September 30, 2012	2,585	$16.26	$52,983	5.3
Exercisable as of September 30, 2012	2,010	$12.66	$48,402	4.3

For the nine months ended September 30, 2011	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2010	2,955	$14.21	$57,930
Granted	15	40.59
Exercised	(226)	11.52
Forfeited	(50)	24.47
Outstanding as of September 30, 2011	2,694	$14.39	$61,814	5.7
Exercisable as of September 30, 2011	2,006	$10.69	$53,394	4.7

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 41% and 36%; risk-free interest rates of 0.8% and 1.4%; and expected lives of 4.6 and 4.5 years, in each case for the nine months ended September 30, 2012 and 2011, respectively.

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

Other information pertaining to option activity during the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average fair value of options granted	$11.50	$13.48	$9.76	$12.37
Total intrinsic value of stock options exercised ($000s)	$1,659	$952	$4,249	$6,081

Non-vested restricted stock activity for the nine months ended September 30, 2012 and 2011 is summarized below:

Nine months ended September 30, 2012	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2011	354	$18.77
Granted	54	30.60
Vested	(80)	13.72
Non-vested balance as of September 30, 2012	328	$21.96

Nine months ended September 30, 2011	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2010	363	$17.66
Granted	1	40.88
Vested	(7)	12.41
Forfeited	(17)	19.12
Non-vested balance as of September 30, 2011	340	$17.77

As of September 30, 2012 and 2011, there was $6,267 and $5,658 respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2012, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years. The Company estimates that share-based compensation expense for the year ended December 31, 2012 will be approximately $3,900.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,033,700 shares have been purchased, none of which remained in treasury at September 30, 2012 or 2011. During the nine months ended September 30, 2012, a total of 23,212 shares have been purchased at an average cost of $41.53 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials	$8,211	$7,456
Work in progress	1,672	1,344
Finished goods	10,428	9,837
Total inventories	$20,311	$18,637

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
Land	$1,962	$1,971
Building	16,388	15,680
Equipment	68,473	66,584
Construction in progress	7,223	2,632
	94,046	86,867
Less: accumulated depreciation	46,578	42,585
Net property, plant and equipment	$47,468	$44,282

NOTE 5 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $28,515 as of September 30, 2012 and December 31, 2011 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Identifiable intangible assets with finite lives at September 30, 2012 and December 31, 2011 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 9/30/12	Accumulated Amortization at 9/30/12	Gross Carrying Amount at 12/31/11	Accumulated Amortization at 12/31/11
Customer lists	10	$37,142	$20,003	$37,142	$17,272
Regulatory registration costs	10	1,302	317	1,302	220
Patents & trade secrets	15-17	1,580	744	1,571	681
Trademarks & trade names	17	909	395	907	356
Other	5-10	754	481	754	441
		$41,687	$21,940	$41,676	$18,970

Amortization of identifiable intangible assets was approximately $2,970 for the nine months ended September 30, 2012. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2012 is $989, approximately $4,000 per annum for 2013 through 2016 and $1,400 in 2017. At September 30, 2012, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2012.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended September 30, 2012	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$10,864	29,000,657	$.37

Effect of dilutive securities – stock options and restricted stock		1,416,067

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$10,864	30,416,724	$.36

Three months ended September 30, 2011	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$10,785	28,618,618	$.38

Effect of dilutive securities – stock options and restricted stock		1,692,532

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$10,785	30,311,150	$.36

Nine months ended September 30, 2012	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$30,104	28,960,802	$1.04

Effect of dilutive securities – stock options and restricted stock		1,379,180

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$30,104	30,339,982	$.99

Nine months ended September 30, 2011	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$29,269	28,531,757	$1.03

Effect of dilutive securities – stock options and restricted stock		1,679,963

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$29,269	30,211,720	$.97

The Company had stock options covering 239,647 and 15,200 shares at September 30, 2012 and 2011, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 7 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2012, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2008.  During the nine months ended September 30, 2012 and 2011, there was no significant change to the amount of unrecognized tax benefits. As of September 30, 2012 and December 31, 2011, the Company had approximately $2,128 and $2,021, respectively, of unrecognized tax benefits. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2012 and December 31, 2011 was approximately $600 and $547, respectively, and is included in other long-term obligations.

NOTE 8 - SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Specialty Products	$12,318	$12,197	$37,032	$35,516
Food, Pharma & Nutrition	10,893	10,993	33,406	32,920
Animal Nutrition & Health	51,905	51,249	159,895	153,698
Total	$75,116	$74,439	$230,333	$222,134

Business Segment Earnings Before Income Taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Specialty Products	$5,245	$4,677	$14,823	$13,595
Food, Pharma & Nutrition	2,898	3,151	8,996	8,495
Animal Nutrition & Health	8,097	7,347	20,921	20,442
Interest and other income (expense)	(15)	63	(3)	434
Total	$16,225	$15,238	$44,737	$42,966

The following table summarizes domestic (U.S.) and foreign sales for the three and nine months ended September 30, 2012 and September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Domestic	$50,673	$48,685	$154,426	$145,144
Foreign	24,443	25,754	75,907	76,990
Total	$75,116	$74,439	$230,333	$222,134

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2012 and 2011 for income taxes and interest is as follows:

	Nine Months Ended
	September 30,
	2012	2011
Income taxes	$9,259	$11,445
Interest	$7	$68

NOTE 10 – LONG-TERM DEBT AND CREDIT AGREEMENTS

The Company and a bank had a Loan Agreement (the “European Loan Agreement”) which provided for an unsecured term loan of €7,500 (the “European Term Loan”). The European Term Loan was payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and was subject to a monthly interest rate equal to EURIBOR plus 1%.  As of September 30, 2012, the Company has paid the European Term Loan in full. The European Loan Agreement also provided for a short-term revolving credit facility of €3,000 (the "European Revolving Facility"). The European Revolving Facility was subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest was payable monthly. The European Revolving Facility matured on May 31, 2012, and the Company did not renew this facility.

The Company and a bank had a Loan Agreement (the “Loan Agreement”), which provided for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility was subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest was payable monthly. The Revolving Facility matured on May 31, 2012, and the Company did not renew this facility.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the nine months ended September 30, 2012 and September 30, 2011 was as follows:

	2012	2011
Service cost	$40	$47
Interest cost	31	49
Amortization of prior service cost	(14)	(14)
Amortization of loss	3	10
Net periodic benefit cost	$60	$92

The amount recorded on the Company’s balance sheet as of September 30, 2012 for this obligation is $1,152, and it is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In 2002, the Company entered into a ten (10) year lease for approximately 20,000 square feet of office space. In 2012, the Company renewed this lease for six (6) years with an option to extend the lease for an additional five (5) years. The office space serves as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which primarily expire at various times through 2022.

Rent expense charged to operations under such lease agreements for the nine months ended September 30, 2012 and 2011 aggregated approximately $708 and $821, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at September 30, 2012 are as follows:

Year
October 1, 2012 to December 31, 2012	$232
2013	801
2014	625
2015	567
2016	494
2017	476
Thereafter	365
Total minimum lease payments	$3,560

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

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).  This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company’s consolidated financial statements.

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

Overview

We develop, manufacture, distribute and market specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health and medical device sterilization industries. Our three reportable segments are strategic businesses that offer products and services to different markets: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

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

We sell propylene oxide as a fumigant: to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in certain shell and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes. We also sell propylene oxide to customers seeking smaller (as opposed to bulk) quantities and whose requirements include utilization in various chemical synthesis applications, by example to make paints more durable, manufacturing specialty starches and textile coatings.

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

Animal Nutrition & Health

Our Animal Nutrition & Health (“ANH”) segment provides the animal nutrition market with nutritional products derived from our microencapsulation and chelation technologies in addition to basic choline chloride. Commercial sales of REASHURE® Choline, an encapsulated choline product, NITROSHURETM, an encapsulated urea supplement, and NIASHURETM, our encapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing enhanced nutritional levels. We also produce and market chelated mineral supplements for animal feed rations, as our proprietary chelation technology provides trace mineral absorption for various species of production and companion animals. In October 2008, we introduced the first proven rumen-protected lysine for use in dairy rations, AMINOSHURE®-L, which gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. ANH also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications predominately as a component for hydraulic fracturing of shale natural gas wells. The ANH segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

The Company sells products for all three segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and nine months ended September 30, 2012 and September 30, 2011:

Business Segment Net Sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Specialty Products	$12,318	$12,197	$37,032	$35,516
Food, Pharma & Nutrition	10,893	10,993	33,406	32,920
Animal Nutrition & Health	51,905	51,249	159,895	153,698
Total	$75,116	$74,439	$230,333	$222,134

Business Segment Earnings From Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Specialty Products	$5,245	$4,677	$14,823	$13,595
Food, Pharma & Nutrition	2,898	3,151	8,996	8,495
Animal Nutrition & Health	8,097	7,347	20,921	20,442
Total	$16,240	$15,175	$44,740	$42,532

RESULTS OF OPERATIONS

Three months ended September 30, 2012 compared to three months ended September 30, 2011.

Net Sales

Net sales for the three months ended September 30, 2012 were $75,116 as compared with $74,439 for the three months ended September 30, 2011, an increase of $677 or 0.9%. Net sales for the Specialty Products segment were $12,318 for the three months ended September 30, 2012, as compared with $12,197 for the three months ended September 30, 2011, an increase of $121 or 1.0%. This increase in sales was derived entirely from ethylene oxide products for medical device sterilization, resulting primarily from higher volumes and modest price increases to offset rising raw material costs. This increase was partially offset by decreased sales volumes of propylene oxide for use in certain industrial applications. Net sales for the Food, Pharma & Nutrition segment were $10,893 for the three months ended September 30, 2012 compared with $10,993 for the three months ended September 30, 2011, a decrease of $100 or 0.9%.  This result was primarily due to a 3.7% decrease in sales in the food market, principally due to lower volumes sold of encapsulated ingredients for certain flavor markets. Partially offsetting this was a 3.5% increase in sales of human choline products for both food applications and the supplement markets. Net sales of $51,905 were realized for the three months ended September 30, 2012 for the Animal Nutrition & Health segment, as compared with $51,249 for the prior year comparable period, an increase of $656 or 1.3%. The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 24.5% sales growth from the prior year comparable period.  The improvement was due to volume increases, as some regional improvement in dairy economics supported greater demand, particularly for our rumen protected choline and methionine products. Global feed grade choline product sales decreased by approximately 12.7% primarily due to lower volumes, which were somewhat offset by modest price increases, implemented globally, to partially offset rising raw material costs. In addition, sales of the Company’s European produced product were unfavorably impacted by foreign currency fluctuations totaling $918 or a 3.4% decline in global feed grade choline product sales. Choline volumes sold, which track closely with broiler chick placements and egg sets, were lower in North America due to continued high grain prices, weakness in both U.S. consumer demand and exportation of finished birds. The Company experienced an overall increase in sales of various choline and choline derivative products used for certain industrial applications. Industrial sales increased 13.6% over the prior year period with the increase coming from higher volumes, partially offset by lower average selling prices resulting from product and customer mix. Sales for industrial applications comprised approximately 35% of the sales in this segment for the three months ended September 30, 2012.

Gross Margin

Gross margin for the three months ended September 30, 2012 increased to $23,398 compared to $22,617 for the three months ended September 30, 2011, an increase of 3.5%. This $781 increase was principally a result of a favorable product mix along with higher sales volumes. Gross margin percentage for the three months ended September 30, 2012 increased to 31.1%, as compared to 30.4% in the prior year comparative period, primarily due to product mix, along with a modest reduction in the cost of certain key raw materials. Gross margin percentage for the Specialty Products segment increased by 2.6% primarily due to a favorable product mix and a reduction in the cost of certain petro-chemical commodities, as the Food, Pharma & Nutrition segment decreased by 0.6% primarily due to an unfavorable product mix, and the Animal Nutrition & Health segment increased by 0.7%, principally from a favorable product mix, along with a modest reduction in the cost of certain petro-chemical raw materials.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 were $7,158, as compared to $7,442 for the three months ended September 30, 2011, a decrease of $284 or 3.8%. This was principally due to lower consultancy fees of $277, primarily incurred to study acquisition opportunities, and reduced payroll related expenses of $131, related to decreased medical costs.  This was partially offset by increased outside research of $65. Operating expenses were 9.5% of sales or 0.5 percentage points less than the operating expenses as a percent of sales in last year's comparable period. During the three months ended September 30, 2012 and 2011, the Company spent $897 and $648 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended September 30, 2012 increased to $16,240 as compared to $15,175 for the three months ended September 30, 2011, an increase of $1,065 or 7.0%. Earnings from operations as a percentage of sales (“operating margin”) for the three months ended September 30, 2012 was 21.6%, as compared to 20.4% for the three months ended September 30, 2011. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $5,245, an increase of $568 or 12.1%, primarily due to the above-noted favorable product mix, certain lower operating expenses and a reduction in the cost of certain petro-chemical commodities. Earnings from operations for Food, Pharma & Nutrition were $2,898, a decrease of $253 or 8.0%, due largely to the above-noted unfavorable product mix, slightly lower sales volumes in the food market, and increased outside research. Earnings from operations for Animal Nutrition & Health increased by $750 to $8,097, a

10.2% increase from the prior year comparable period, principally due to the aforementioned increased sales of specialty and industrial ingredients, lower operating expenses, and a modest reduction in the cost of certain petro-chemical raw materials.

Other Expenses (Income)

Interest income for the three months ended September 30, 2012 totaled $2 as compared to $39 for the three months ended September 30, 2011. Interest expense was $3 for the three months ended September 30, 2012 compared to $32 for the three months ended September 30, 2011.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the European Term Loan (as defined below in the Financing Activities section of Liquidity and Capital Resources).  As of September 30, 2012, the Company has paid the European Term Loan in full. Other expense of $14 for the three months ended September 30, 2012 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies. Other income of $56 for the three months ended September 30, 2011 is primarily the result favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended September 30, 2012 and 2011 was 33.0% and 29.2%, respectively. This increase in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes and the timing of certain tax credits.

Net Earnings

Principally as a result of the above-noted details, net earnings were $10,873 for the three months ended September 30, 2012, as compared with $10,785 for the three months ended September 30, 2011, an increase of 0.8%.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011.

Net Sales

Net sales for the nine months ended September 30, 2012 were $230,333 as compared with $222,134 for the nine months ended September 30, 2011, an increase of $8,199 or 3.7%. Net sales for the Specialty Products segment were $37,032 for the nine months ended September 30, 2012, as compared with $35,516 for the nine months ended September 30, 2011, an increase of $1,516 or 4.3%. Approximately 88% of this increase in sales was from ethylene oxide products for medical device sterilization, resulting from higher volumes and modest price increases to partially offset rising raw material costs. The balance of the increased sales is principally a result of higher sales from propylene oxide for use in the fumigation of certain nut meats and spice fumigation. Net sales for the Food, Pharma & Nutrition segment were $33,406 for the nine months ended September 30, 2012 compared with $32,920 for the nine months ended September 30,

2011, an increase of $486 or 1.5%. This result was primarily due to a $2,498 increase in sales of human choline products for both food applications and the supplement markets. Partially offsetting this was a 9.8% decrease in sales in the food market, principally due to lower volumes sold of encapsulated ingredients. Also offsetting the increased sales was lower sales of calcium products, which were down approximately $313, a result of our having sold this business in late 2010, but which was still winding down in 2011. Net sales of $159,895 were realized for the nine months ended September 30, 2012 for the Animal Nutrition & Health segment, as compared with $153,698 for the prior year comparable period, an increase of $6,197 or 4.0%. The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 30% sales growth from the prior year comparable period.  The improvement was due to volume increases, as some regional improvement in dairy economics supported greater demand, particularly for our rumen protected choline, lysine, and methionine products. However, during the second quarter of 2012, the Company announced a decision to suspend sales of its AminoShure®-L, 52% lysine (the “Product”). There were no safety concerns relating to the Product; however, research indicated that the lysine bioavailability of the Product was lower than originally designed and projected, hence found to not meet our internal expectations. The sales credits issued related to this decision were approximately $1.0 million in this period. Global feed grade choline product sales decreased by approximately 5% due to lower volumes, partially offset by modest price increases, implemented globally, partially offsetting rising raw material costs. In addition, sales of the Company’s European produced product were unfavorably impacted by foreign currency fluctuations totaling $2,373 or a 2.9% decline in global feed grade choline product sales. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, including usage in fracking for oil and natural gas. Industrial sales grew 5.4% over the prior year period with the increase coming primarily from higher volumes for usage in fracking, along with increased average selling prices, which partially offset rising raw material costs. Sales for industrial applications comprised approximately 32% of the sales in this segment for the nine months ended September 30, 2012.

Gross Margin

Gross margin for the nine months ended September 30, 2012 increased to $67,140 compared to $65,158 for the nine months ended September 30, 2011, an increase of 3.0%. This $1,982 increase was principally a result of higher sales and a favorable product mix, partially offset by increased raw material costs and approximately $800 due to the net effect of the aforementioned Product sales suspension. Gross margin percentage for the nine months ended September 30, 2012 decreased to 29.1% as compared to 29.3% in the prior year comparative period, primarily due to increases in certain key raw material costs and the impact of the Product sales suspension. Partially offsetting this was a favorable product mix. Gross margin percentage for the Specialty Products segment increased by 0.6% primarily due to a favorable product mix. Gross margin percentage in the Food, Pharma & Nutrition segment increased by 0.9% primarily due to the sale of the non-core calcium carbonate product line in the fourth quarter of 2010, which was winding down in 2011. This was partially offset by an unfavorable product mix. Gross margin percentage in the Animal Nutrition and Health segment decreased by 0.6%, principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline and the impact of the Product sales suspension, partially offset by higher overall Animal Nutrition & Health sales volumes and a favorable product mix.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 were $22,400, as compared to $22,626 for the nine months ended September 30, 2011, a decrease of $226 or 1.0%. This was principally due to lower consultancy fees of $586 primarily incurred to study acquisition opportunities and related to the 2010 Aberco acquisition that were incurred during the nine months ended September 30, 2011. Also contributing to the decrease was lower advertising of $113.  Partially offsetting this was increased outside research of $295 and $160 related to the Product sales suspension. Operating expenses were 9.7% of sales or 0.5 percentage points less than the operating expenses as a percent of sales in last year's comparable period. During the nine months ended September 30, 2012 and 2011, the Company spent $2,620 and $2,257 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for the nine months ended September 30, 2012 increased to $44,740 as compared to $42,532 for the nine months ended September 30, 2011, an increase of $2,208 or 5.2%. Earnings from operations as a percentage of sales (“operating margin”) for the nine months ended September 30, 2012 increased to 19.4% from 19.1% for the nine months ended September 30, 2011. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $14,823, an increase of $1,228 or 9.0%, primarily due to the above-noted higher sales of ethylene oxide and propylene oxide, and certain lower operating expenses. This was partially offset by the aforementioned higher raw material costs. Earnings from operations for Food, Pharma & Nutrition were $8,996, an increase of $501 or 5.9%, due largely to the above-noted increased sales of human choline products and the sale of the non-core calcium carbonate product line in the fourth quarter of 2010, which was still generating an operating loss in 2011. Partially offsetting this was lower sales volumes in the food market. Earnings from operations for Animal Nutrition & Health increased by $479 to $20,921, a 2.3% increase from the prior year comparable period, principally due to the aforementioned increased sales, favorable product mix, and certain lower operating expenses, partially offset by increases in the cost of certain petro-chemical raw materials used to manufacture choline and the impact of the Product sales suspension.

Other Expenses (Income)

Interest income for the nine months ended September 30, 2012 totaled $9 as compared to $179 for the nine months ended September 30, 2011. Interest expense was $8 for the nine months ended September 30, 2012 compared to $72 for the nine months ended September 30, 2011.  This decrease is primarily attributable to the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the European Term Loan (as defined below in the Financing Activities section of Liquidity and Capital Resources).  As of September 30, 2012, the Company has paid the European Term Loan in full. Other expense of $4 for the nine months ended September 30, 2012 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies. Other income of $327 for the nine months ended September 30, 2011 is primarily the result of a net gain of $188 related to the sale of a non-core calcium carbonate product line and favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 was 32.7% and 31.9%, respectively. This increase in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes and the timing of certain tax credits.

Net Earnings

Principally as a result of the above-noted details, net earnings were $30,113 for the nine months ended September 30, 2012, as compared with $29,269 for the nine months ended September 30, 2011, an increase of 2.9%.

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

During the nine months ended September 30, 2012, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash

Cash and cash equivalents increased to $147,182 at September 30, 2012 from $114,781 at December 31, 2011 primarily resulting from the activity detailed below. At September 30, 2012, the Company had $2,496 of cash and cash equivalents held by our foreign subsidiaries. It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments as needed and potentially invest in additional acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our operations in the U.S., we could be required to pay additional U.S. taxes to repatriate these funds. Working capital amounted to $179,118 at September 30, 2012 as compared to $144,827 at December 31, 2011, an increase of $34,291.

Operating Activities

Cash flows from operating activities provided $44,361 for the nine months ended September 30, 2012 compared to $34,080 for the nine months ended September 30, 2011.  The increase in cash flows from operating activities was primarily due to higher net earnings along with favorable changes in various components of working capital, particularly in accounts receivable, inventories, accounts payable and accrued expenses, and income taxes.

Investing Activities

Capital expenditures were $7,493 for the nine months ended September 30, 2012 compared to $4,851 for the nine months ended September 30, 2011.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,033,700 shares have been purchased, none of which remained in treasury at September 30, 2012 or 2011. During the nine months ended September 30, 2012, a total of 23,212 shares have been purchased at an average cost of $41.53 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

The Company and a bank had a Loan Agreement (the “European Loan Agreement”) which provided for an unsecured term loan of €7,500 (the “European Term Loan”). The European Term Loan was payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and was subject to a monthly interest rate equal to EURIBOR plus 1%.  As of September 30, 2012, the Company has paid the European Term Loan in full. The European Loan Agreement also provided for a short-term revolving credit facility of €3,000 (the "European Revolving Facility"). The European Revolving Facility was subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest was payable monthly. The European Revolving Facility matured on May 31, 2012, and the Company did not renew this facility.

The Company and a bank had a Loan Agreement (the “Loan Agreement”), which provided for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility was subject to a monthly interest rate equal to LIBOR plus 1%, and accrued interest was payable monthly. The Revolving Facility matured on May 31, 2012, and the Company did not renew this facility.

Proceeds from stock options exercised and restricted shares purchased totaled $1,312 and $2,600 for the nine months ended September 30, 2012 and 2011, respectively. Dividend payments were $5,237 and $4,310 for the nine months ended September 30, 2012 and 2011, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of September 30, 2012 for this obligation is $1,152. The postretirement plan is not funded. Historical cash payments made under such plan have typically been less than $100 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2011 Annual Report on Form 10-K, during the nine months ended September 30, 2012.

Related Party Transactions

The Company was not engaged in related party transactions during the nine months ended September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are held primarily in noninterest-bearing demand deposit accounts, which are currently fully insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of September 30, 2012, the Company had no borrowings. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Date: November 2, 2012

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