Form 10-K
period 2012-12-31
BALCHEM CORP
filed 2013-02-25
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Yes ☐ No ☑

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the common stock on the NASDAQ Global Market on June 30, 2012 was approximately $939,900,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's common stock was 29,565,537 as of February 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s proxy statement for its 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2012 are incorporated by reference in Part III of this Report.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. - Risk Factors” below, including the following:

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

Through our Aberco, Inc. subsidiary, we market and sell propylene oxide as a fumigant: to aid in the control of insects and microbiological spoilage; to reduce bacterial and mold contamination in shell and processed nut meats (except peanuts), processed spices, cacao beans, cocoa powder, raisins, figs and prunes. We distribute our propylene oxide product primarily in recyclable, single-walled, carbon steel cylinders according to standards outlined by the EPA and the DOT. Our inventory of these cylinders also represents a significant capital investment. We also sell propylene oxide to customers seeking smaller (as opposed to bulk) quantities and whose requirements include utilization in various chemical synthesis applications, to make paints more durable and for manufacturing specialty starches and textile coatings.

Animal Nutrition & Health

Our Animal Nutrition & Health (“ANH”) segment provides the animal nutrition and health markets with products derived from our microencapsulation, chelation, and basic choline chloride technologies. Commercial sales of REASHURE® Choline, a microencapsulated choline, NITROSHURETM, a  microencapsulated urea, and NIASHURETM, our microencapsulated niacin for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. Our AMINOSHURE®-L product, a rumen-protected lysine for use in dairy rations, gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals. ANH also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, a vitamin B complex, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of production animals and deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health in swine. The ANH segment also includes choline and certain derivatives manufactured and sold into various industrial applications, predominately as a component for hydraulic fracturing of shale natural gas wells, and methylamines which are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

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

Intellectual Property

The Company currently holds 16 patents in the United States and overseas and uses certain trade-names and trademarks. It also uses know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of its products. Formulae and know-how are of particular importance in the manufacture of a number of the Company’s proprietary products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is currently so material to the Company that the expiration or termination of any single patent or group of patents would materially affect its business. Our U.S. patents expire between 2016 and 2024. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, technical sales efforts and market conditions, rather than on any patent protection.

Seasonality

In general, the businesses of our segments are not seasonal to any material extent.

Backlog

At December 31, 2012, the Company had a total backlog of $13,772,000 (including $10,722,000 for the ANH segment; $2,497,000 for the FPN segment and $553,000 for the Specialty Products segment), as compared to a total backlog of $10,358,000 at December 31, 2011 (including $7,629,000 for the ANH segment; $1,913,000 for the FPN segment and $816,000 for the Specialty Products segment). It has generally been the Company’s policy and practice to maintain an inventory of finished products and/or component materials for its segments to enable it to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2013 fiscal year.

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

In the specialty products segment, the Company products face competition from alternative sterilizing technologies and products. Competition in this marketplace is based primarily on medical device compositions, product performance, customer support, quality, service and price. Our competition in this market includes companies, a number of which are privately-held. Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors. We do, however, conduct an informal survey which indicates that our market share is modestly growing. We are focused on the North American market due to EPA, United States Food and Drug Administration (“FDA”) and DOT regulations that are not yet required globally.

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

Research & Development

During the years ended December 31, 2012, 2011 and 2010, the Company incurred research and development expense of approximately $3.4 million, $2.9 million and $3.2 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes. During the year ended December 31, 2012, an average of 16 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

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

Capital expenditures were approximately $13.9 million, $6.6 million and $7.6 million for 2012, 2011 and 2010, respectively. In 2012, $7,281 of the capital expenditures were for the Company’s new manufacturing facility in Covington, Virginia. Capital expenditures are projected to range from $7.0 million to $8.0 million for 2013.

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

With respect to the treatment of spices with ethylene oxide, the EPA prohibited its use for the treatment of basil, effective August 1, 2007, but allows the continuing use of ethylene oxide to treat all other spices, provided a mandated treatment method is used beginning August 1, 2008. During 2009, the EPA mandated that a toxicity study be performed on ethylene chlorohydrin, which is a “residue of concern,” according to the EPA. This study was financed by an industry trade association of which we are a member and was submitted to the EPA in March 2012. At this time, we do not anticipate there will be a further impact on the use or limitation of ethylene oxide to treat spices.

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

Similarly, the EPA issued a RED for propylene oxide in August 2006. At that time, the EPA “determined that products containing the active ingredient PPO [propylene oxide] are eligible for reregistration provided that…risk mitigation measures…are adopted.” Our product label was amended as required to reflect these mitigation measures and also to show that propylene oxide has been reclassified as a restricted use pesticide. In the RED, the EPA also stated that the “generic database supporting the reregistration of PPO has been reviewed and determined to be substantially complete.” The EPA recently approved all necessary propylene oxide label amendments and our registration is therefore complete.

Both propylene oxide and ethylene oxide are listed on the EPA’s Planned Schedule for Opening Registration Review for fiscal year 2013. This is part of the EPA’s continuing reevaluation/review of registered pesticides. The Company does not anticipate any changes to our current registrations for either product.

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

Employees

As of January 31, 2013, the Company employed approximately 376 persons. Approximately 82 employees at our Marano, Ticino, Italy facility are covered by a national collective bargaining agreement, which expires in 2015. Approximately 64 employees at the Company’s Verona, Missouri facility are covered by a collective bargaining agreement, which expires in 2017.

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

Worldwide economic conditions and the potential for a sluggish economic recovery, if any, continue to impact the markets in which we operate. Most recently, credit and sovereign debt issues have destabilized certain European economies and thereby increased global macroeconomic uncertainties. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products which would reduce our revenues and profitability. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, depth or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the markets in which we operate. Also, at any point in time we have funds in our cash accounts that are with third party financial institutions. These balances in the U.S. exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our accounts, these balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

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

For the year ended December 31, 2012, approximately 33% of our net sales consisted of sales outside the United States. In addition, we conduct a portion of our manufacturing outside the United States. International sales are subject to inherent risks. The majority of our foreign sales occur through our foreign subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

 We may, from time to time, experience problems in our labor relations.

In North America, approximately 64 employees, or 22% of our North American workforce, as of December 31, 2012, are represented by a union under a single collective bargaining agreement, which was re-negotiated during the past year and is effective as of July 9, 2012. It will expire in 2017. In Europe, approximately 82 employees are covered by a collective bargaining agreement, which was also re-negotiated in 2012 and will expire in 2015. We believe that our present labor relations with all of our unionized employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. Similarly, if our relations with the unionized portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected.

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

In 2012, the Company entered into a six (6) year lease extension for its 20,000 square feet office space in New Hampton, New York. The office space is serving as the Company’s general offices and as laboratory facilities for the Company’s encapsulated/nutritional products business.

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

The Company’s Verona, Missouri site, which is located on approximately 100 acres, consists of manufacturing facilities relating to aqueous and dry choline chloride, other animal feed products, human choline nutrients, a drumming facility for the Company’s ethylene oxide business, together with buildings utilized for warehousing such products. The Verona operation buildings comprise a total of approximately 151,000 square feet. The facility, while under prior ownership, was designated by the EPA as a Superfund site (see Item 1 – “Business - Environmental / Regulatory Matters”).

The Company owns a manufacturing facility and warehouse, comprising approximately 16,500 square feet, located on approximately 5 acres of land in Salt Lake City, Utah. The Company manufactures and distributes its chelated mineral nutrients for animal feed products at this location.

The Company owns a manufacturing facility and warehouse, comprising approximately 68,000 square feet, located on approximately 16 acres of land in Covington, Virginia. The Company manufactures and distributes animal feed products at this location.

BCP owns a manufacturing facility located upon approximately 11 acres of leased realty in St. Gabriel, Louisiana. The Company manufactures and distributes aqueous choline chloride at this location.

Balchem Italia Srl owns a facility located on an approximately 30 acre parcel of land in Marano Ticino, Italy. The Company manufactures and distributes methylamines, metam sodium, animal, human and industrial grade choline at this location.

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information.

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

The high and low closing prices for the common stock as recorded for each quarterly period during the years ended December 31, 2012 and 2011 were as follows:

Quarterly Period	High	Low
Ended March 31, 2012	$41.81	$26.60
Ended June 30, 2012	32.61	27.35
Ended September 30, 2012	37.98	32.59
Ended December 31, 2012	37.95	31.65

Quarterly Period	High	Low
Ended March 31, 2011	$37.52	$32.66
Ended June 30, 2011	43.78	36.02
Ended September 30, 2011	46.65	35.05
Ended December 31, 2011	42.32	34.75

On February 21, 2013, the closing price for the common stock on the Nasdaq Global Market was $38.01.

(b)           Record Holders.

As of February 21, 2013, the approximate number of holders of record of the Company’s common stock was 150. Such number does not include stockholders who hold their stock in street name. As of February 21, 2013, the total number of beneficial owners of the Company's common stock is estimated to be approximately 18,214.

(c)           Dividends.

           The Company declared cash dividends of $0.22 and $0.18 per share on its common stock during its fiscal years ended December 31, 2012 and 2011, respectively.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

(e)           Performance Graph.

The graph below sets forth the cumulative total stockholder return on the Company's Common Stock (referred to in the table as “BCPC”) for the five years ended December 31, 2012, the overall stock market return during such period for shares comprising the Russell 2000® Index (which the Company believes includes companies with market capitalization similar to that of the Company), and the overall stock market return during such period for shares comprising the Dow Jones U.S. Specialty Chemicals Index, in each case assuming a comparable initial investment of $100 on December 31, 2007 and the subsequent reinvestment of dividends. The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index. In light of the Company's industry segments, the Company does not believe that published industry-specific indices are necessarily representative of stocks comparable to the Company. Nevertheless, the Company considers the Dow Jones U.S. Specialty Chemicals Index to be potentially useful as a peer group index with respect to the Company. The performance of the Company's Common Stock shown on the graph below is historical only and not indicative of future performance.

Item 6.	Selected Financial Data

The selected statements of operations data set forth below for the three years in the period ended December 31, 2012 and the selected balance sheet data as of December 31, 2012 and 2011 have been derived from our Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC. The following information should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere herein.

Earnings per share and dividend amounts have been adjusted for the December 2009 three-for-two stock split (effected by means of a stock dividend).

(In thousands, except per share data)
Year ended December 31,	2012	2011	2010	2009	2008
Statement of Operations Data
Net sales	$310,393	$291,867	$255,071	$219,438	$232,050
Earnings before income tax expense	59,844	56,738	50,131	40,602	28,431
Income tax expense	19,839	17,973	16,854	13,817	9,381
Net earnings	40,005	38,765	33,277	26,785	19,050
Basic net earnings per common share	$1.38	$1.36	$1.19	$.98	$.71
Diluted net earnings per common share	$1.32	$1.28	$1.12	$.93	$.67

At December 31,	2012	2011	2010	2009	2008
Balance Sheet Data
Total assets	$312,545	$271,717	$228,624	$187,813	$154,474
Long-term debt (including current portion)	-	1,410	4,914	6,783	9,531
Other long-term obligations	3,431	2,788	2,575	1,825	1,609
Total stockholders’ equity	273,012	232,009	187,467	147,143	114,506
Dividends per common share	$.22	$.18	$.15	$.11	$.07

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Specialty Products

Our Specialty Products segment operates in industry as ARC Specialty Products.

Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Our 100% ethylene oxide product is distributed in uniquely designed, recyclable, double-walled, stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the EPA and the DOT. Our inventory of these specially built drums, along with our two filling facilities, represents a significant capital investment. Contract sterilizers, medical device manufacturers, and medical gas distributors are our principal customers for this product. In addition, we also sell single use canisters with 100% ethylene oxide for use in medical device sterilization. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

In 2010, the Company acquired Aberco, Inc., a marketer and distributor of propylene oxide. We sell propylene oxide as a fumigant: to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in shell and processed nut meats (except peanuts), processed spices, cacao beans, cocoa powder, raisins, figs and prunes. We distribute our propylene oxide product primarily in recyclable, single-walled, carbon steel cylinders according to standards outlined by the EPA and the DOT. Our inventory of these cylinders also represents a significant capital investment. We also sell propylene oxide to customers seeking smaller (as opposed to bulk) quantities and whose requirements include utilization in various chemical synthesis applications, to make paints more durable and for manufacturing specialty starches and textile coatings.

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

Animal Nutrition & Health

Our Animal Nutrition & Health (“ANH”) segment provides the animal nutrition market with nutritional products derived from our microencapsulation and chelation technologies in addition to basic choline chloride. Commercial sales of REASHURE® Choline, an encapsulated choline product, NITROSHURETM, an encapsulated urea supplement, and NIASHURETM, our microencapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals. In October 2008, we introduced a rumen-protected lysine for use in dairy rations, AMINOSHURE®-L, which gives nutritionists and dairy producers a precise and consistent source of rumen-protected lysine. ANH also manufactures and supplies basic choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications predominately as a component for hydraulic fracturing of shale natural gas wells. The ANH segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2012, 2011 and 2010 (in thousands):

Business Segment Net Sales:
	2012	2011	2010
Specialty Products	$49,990	$47,851	$42,239
Food, Pharma & Nutrition	44,070	42,525	41,994
Animal Nutrition & Health	216,333	201,491	170,838
Total	$310,393	$291,867	$255,071

Business Segment Earnings From Operations:
	2012	2011	2010
Specialty Products	$20,332	$18,636	$15,944
Food, Pharma & Nutrition	11,335	11,113	9,748
Animal Nutrition & Health	28,110	26,476	24,078
Total	$59,777	$56,225	$49,770

Fiscal Year 2012 compared to Fiscal Year 2011
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2012 were $310,393 as compared with $291,867 for 2011, an increase of $18,526 or 6.3%. Net sales for the Specialty Products segment were $49,990 for 2012, as compared with $47,851 for 2011, an increase of $2,139 or 4.5%. Approximately 83% of this increase in sales was from ethylene oxide products for medical device sterilization, resulting from higher volumes and modest price increases to partially offset rising raw material costs. The balance of the increased sales is principally a result of higher sales from propylene oxide for use in the fumigation of certain nut meats and spice fumigation. Net sales for the Food, Pharma & Nutrition segment were $44,070 for 2012 compared with $42,525 for 2011, an increase of $1,545 or 3.6%. This result was primarily due to a $2,547 increase in sales of human choline for both food applications and the supplement markets. Partially offsetting this was a 6.1% decrease in sales in the food market, principally due to lower volumes sold of encapsulated ingredients. Also offsetting the increased sales was lower sales of calcium products, which were down approximately $301, a result of our having sold this business in late 2010, but which was still winding down in 2011. Net sales of $216,333 were realized for 2012 for the Animal Nutrition & Health segment, as compared with $201,491 for the prior year comparable period, an increase of $14,842 or 7.4%. The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 22.3% sales growth from the prior year comparable period. The improvement was due to volume increases, as some regional improvement in global dairy economics supported greater demand, particularly for our rumen protected choline, lysine, and methionine products. However, during the second quarter of 2012, the Company announced a decision to suspend sales of its AminoShure®-L, 52% lysine (the “Product”). There were no safety concerns relating to the Product; however, research indicated that the lysine bioavailability of the Product was lower than originally designed and projected, hence found to not meet our internal expectations. The sales credits issued related to this decision were approximately $1.0 million in this period. Global feed grade choline product sales decreased by approximately 2.4% due to lower volumes, partially offset by modest price increases, implemented globally, partially offsetting rising raw material costs. In addition, sales of the Company’s European produced product were unfavorably impacted by foreign currency fluctuations totaling $2,838 or a 2.7% decline in global feed grade choline product sales. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, including usage in fracking for oil and natural gas. Industrial sales grew 16.1% over the prior year period with the increase coming primarily from higher volumes for usage in fracking, along with increased average selling prices, which partially offset rising raw material costs. Sales for industrial applications comprised approximately 31.8% of the sales in this segment for 2012.

Gross Margin

Gross margin for 2012 increased to $89,539 compared to $86,001 for 2011, an increase of 4.1%. This $3,538 increase was principally a result of higher sales and a favorable product mix, partially offset by increased raw material costs and approximately $800 due to the net effect of the aforementioned Product sales suspension. Gross margin percentage for 2012 decreased to 28.8% as compared to 29.5% in the prior year comparative period, primarily due to increases in certain key raw material costs and the impact of the Product sales suspension. Partially offsetting this was a favorable product mix. Gross margin percentage for the Specialty Products segment increased by 0.7% primarily due to a favorable product mix. Gross margin percentage in the Food, Pharma & Nutrition segment decreased by 0.8% primarily due to higher raw material costs and an unfavorable product mix. Partially offsetting this was the sale of the non-core calcium carbonate product line in the fourth quarter of 2010, which was winding down in 2011. Gross margin percentage in the Animal Nutrition and Health segment decreased by 0.6%, principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline and the impact of the Product sales suspension, partially offset by higher overall Animal Nutrition & Health sales volumes and a favorable product mix.

Operating Expenses

Operating expenses for 2012 were $29,762, or flat as compared to $29,776 for 2011. This was principally due to lower consultancy fees of $413 primarily incurred to study acquisition opportunities and related to the 2010 Aberco acquisition that were incurred during 2011. Also contributing to the decrease was lower advertising of $168. Offsetting this was increased research costs of $377 and $160 related to the Product sales suspension. Operating expenses were 9.6% of sales or 0.6 percentage points less than the operating expenses as a percentage of sales in last year's comparable period. During 2012 and 2011, the Company spent $3,422 and $2,890 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for 2012 increased to $59,777 as compared to $56,225 for 2011, an increase of $3,552 or 6.3%. Earnings from operations as a percentage of sales (“operating margin”) for 2012 was 19.3%, which was equivalent to 2011. The

Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $20,332, an increase of $1,696 or 9.1%, primarily due to the above-noted higher sales of ethylene oxide and propylene oxide, and certain lower operating expenses. This was partially offset by the aforementioned higher raw material costs. Earnings from operations for Food, Pharma & Nutrition were $11,335, an increase of $222 or 2.0%, due largely to the above-noted increased sales of human choline products and the sale of the non-core calcium carbonate product line in the fourth quarter of 2010, which was still generating an operating loss in 2011. Partially offsetting this was lower sales volumes in the food market and higher raw material costs. Earnings from operations for Animal Nutrition & Health increased by $1,634 to $28,110, a 6.2% increase from the prior year comparable period, principally due to the aforementioned increased sales, favorable product mix, and certain lower operating expenses, partially offset by increases in the cost of certain petro-chemical raw materials used to manufacture choline and the impact of the Product sales suspension.

Other Expenses (Income)

Interest income for 2012 totaled $10 as compared to $184 for 2011. Interest expense was $10 for 2012 compared to $84 for 2011. This decrease is primarily attributable to the decrease in average current and long-term debt resulting from both normal recurring principal payments as well as accelerated payments of the European Term Loan (as defined below in the Financing Activities section of Liquidity and Capital Resources). As of December 31, 2012, the Company has paid the European Term Loan in full. Other income of $67 for 2012 is primarily the result of a favorable adjustment related to a prior year sale of a non-core calcium carbonate product line. Other income of $413 for 2011 is primarily the result of a net gain of $243 related to the sale of a non-core calcium carbonate product line and favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for 2012 and 2011 was 33.2% and 31.7%, respectively. This increase in the effective tax rate is primarily attributable to a change in apportionment relating to state income taxes and the timing of certain tax credits.

Net Earnings

Principally as a result of the above-noted details, net earnings were $40,005 for 2012, as compared with $38,765 for 2011, an increase of 3.2%.

Fiscal Year 2011 compared to Fiscal Year 2010
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2011 were $291,867 as compared with $255,071 for 2010, an increase of $36,796 or 14.4%. Net sales for the Specialty Products segment were $47,851 for 2011, as compared with $42,239 for 2010, an increase of $5,612 or 13.3%. Approximately 80% of this increase in sales was from our ethylene oxide products for medical device sterilization, resulting from modest price increases to partially offset rising raw material costs, and volume improvements. The balance of the increased sales is principally a result of higher sales from propylene oxide in support of our acquisition of Aberco, a marketer and distributor of propylene oxide for use in the fumigation of certain nut meats and spice fumigation. Net sales for the Food, Pharma & Nutrition segment were $42,525 for 2011 compared with $41,994 for 2010, an increase of $531 or 1.3%. This result was driven by a $2,900 increase in sales of human choline products for both food applications and the supplement markets. This increase was partially offset by lower sales of calcium products, which were down approximately $720, a result of our having sold this business in late

2010 and lower sales in the domestic food market, primarily due to lower volumes sold of encapsulated ingredients for certain flavor and confection markets. Net sales of $201,491 were realized for 2011 for the Animal Nutrition & Health segment, as compared with $170,838 for the prior year comparable period, an increase of $30,653 or 17.9%. Global feed grade choline product sales improved by approximately 9% reflecting modest price increases, implemented globally, to partially offset rising raw material costs. The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 24.1% sales growth from the prior year comparable period; 98% of the improvement was due to volume increases, as some regional improvement in global dairy economics supported greater demand for these products, particularly Reashure® and Aminoshure®-L, our rumen protected lysine. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, but also in Europe, including usage in fracking for oil and natural gas. Industrial sales grew 33.7% over the prior year period with the increase coming equally from volume and increased average selling prices. Sales for industrial applications comprised approximately 29% of the sales in this segment for 2011.

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

LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

Contractual Obligations

The Company's contractual obligations as of December 31, 2012, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	3,847	916	1,402	1,147	382
Purchase obligations (2)	11,654	11,654	-	-	-
Total	$15,501	$12,570	$1,402	$1,147	$382

(1)	Principally includes obligations associated with future minimum non-cancelable operating lease obligations (including the headquarters office space entered into in 2002).

(2)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

 The table above excludes a $1,696 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

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

Cash

Cash and cash equivalents increased to $144,737 at December 31, 2012 from $114,781 at December 31, 2011 primarily resulting from the activity detailed below. At December 31, 2012, the Company had $1,970 of cash and cash equivalents held by our foreign subsidiaries. It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments as needed and potentially invest in additional acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our operations in the U.S., we could be required to pay additional U.S. taxes to repatriate these funds. Working capital amounted to $181,675 at December 31, 2012 as compared to $144,827 at December 31, 2011, an increase of $36,848.

Operating Activities

Cash flows from operating activities provided $53,781 for 2012 compared to $44,902 for 2011.  The increase in cash flows from operating activities was primarily due to higher net earnings along with more favorable changes in various components of working capital, particularly in inventories, accounts payable and accrued expenses, and income taxes.

Investing Activities

Capital expenditures were $13,883 for 2012 compared to $6,612 for 2011. In 2012, $7,281 of the capital expenditures were for the Company’s new manufacturing facility in Covington, Virginia. For 2010, the acquisition of a business of $4,661 was primarily due to the Company’s aforementioned Aberco acquisition, and proceeds from sale of a product line of $1,125 was from the aforementioned sale of the non-core calcium carbonate product line.

Financing Activities

The Company and a bank had a Loan Agreement (the “European Loan Agreement”) which provided for an unsecured term loan of €7,500 (the “European Term Loan”). The European Term Loan was payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and was subject to a monthly interest rate equal to EURIBOR plus 1%. As of December 31, 2012, the Company has pre-paid the European Term Loan in full. The European Loan Agreement also provided for a short-term revolving credit facility of €3,000 (the "European Revolving Facility"). The European Revolving Facility was subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest was payable monthly. The European Revolving Facility matured on May 31, 2012, and the Company elected not to renew this facility.

The Company and a bank had a Loan Agreement (the “Loan Agreement”), which provided for a short-term revolving credit facility of $6,000 (the "Revolving Facility"). The Revolving Facility matured on May 31, 2012, and the Company elected not to renew this facility.

At December 31, 2012, the Company had no debt outstanding, as compared to a total of $1,410 debt outstanding at December 31, 2011. Indebtedness under the Company’s loan agreements were secured by assets of the Company.

Proceeds from stock options exercised and restricted shares purchased totaled $1,905, $4,451 and $4,343 for 2012, 2011 and 2010, respectively. Dividend payments were $11,703, $4,311, and $3,091 for 2012, 2011 and 2010, respectively. $6,466, or $0.22 per share, of the 2012 dividend payments represents an accelerated dividend in 2012 that would normally have been paid in the first quarter of 2013, but was accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012. Future dividends will be declared at the discretion of the Company’s Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, the Company’s ability to generate positive cash flow from operations.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of December 31, 2012 for this obligation is $1,301. The postretirement plan is not funded. Historical cash payments made under such plan have typically been less than $100 per year.

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

The Company’s “critical accounting policies” are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management considers the following accounting policies to be critical.

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

Long-lived assets

Long-lived assets, such as property, plant, and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. For the year ended December 31, 2012, there were no triggering events which required asset impairment reviews.

Goodwill, which is not subject to amortization, is assessed annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. If an indicator of impairment exists, the Company determines the amount of impairment based on a comparison of the implied fair value of its goodwill to its carrying value.

In accordance with the ASC Topic 350, we assess goodwill for impairment at the reporting unit level. We utilize our three operating segments as our goodwill reporting units as we have discrete financial information that is regularly reviewed by operating segment management and businesses within each segment have similar economic characteristics. For the year ended December 31, 2012, the Company’s three reporting units were Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health. For the year ended December 31, 2012, as permitted by ASC Topic 350, we have assessed qualitative factors to determine whether it is “more likely than not” (i.e., a likelihood of more than 50%) that the fair values of our reporting units are less than their respective carrying amounts, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. During 2012, the Company changed the date of its annual goodwill impairment test from December 31 to October 1 for all reporting units. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company believes this change is preferable as it better aligns the impairment test with the Company’s close processes and allows additional time to accurately complete its impairment testing process in order to incorporate the results in its annual financial statements and timely file those statements with the SEC. We completed our annual goodwill impairment assessment as of October 1, 2012, which indicated that it was not “more likely than not” that the fair values of our reporting units are less than their respective carrying amounts, including goodwill. Therefore, no further testing was necessary. Prior to 2011, we had historically assessed the fair value of our reporting units by solely utilizing the income approach, based on a discounted cash flow valuation model as the basis for our conclusions. Our estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal value and future economic and market conditions.

Accounts Receivable

We market our products to a diverse customer base, principally throughout the United States, Europe, and Asia. We grant credit terms in the normal course of business to our customers. We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

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

Stock-based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options is based on the Company’s historical experience of employees’ exercise behavior. As stock-based compensation expense recognized in the Consolidated Statement of Earnings is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of ASC 718, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period. See Note 2 in Notes to Consolidated Financial Statements for additional information.

New Accounting Pronouncements:

See Note 1 in Notes to Consolidated Financial Statements regarding recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in noninterest-bearing demand deposit accounts. While such noninterest-bearing demand deposit accounts were fully insured by the FDIC through December 31, 2012, the Company’s U.S. cash balances at these financial institutions exceed the FDIC insurance limits in place effective January 1, 2013. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of December 31, 2012, the Company had no borrowings. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Balchem Corporation

We have audited the accompanying consolidated balance sheets of Balchem Corporation and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of Balchem Corporation listed in the Index at Item 8. We also have audited Balchem Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Balchem Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly the information set forth therein. Also in our opinion, Balchem Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey LLP
New York, New York
February 25, 2013

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2012 and 2011
(Dollars in thousands, except share and per share data)

Assets	2012	2011

Current assets:
Cash and cash equivalents	$144,737	$114,781
Accounts receivable, net of allowance for doubtful accounts of $115 and $58 at December 31, 2012 and 2011, respectively	41,999	34,433
Inventories	20,693	18,637
Prepaid expenses	3,048	2,793
Prepaid income taxes	326	4,142
Deferred income taxes	593	556
Other current assets	513	398
Total current assets	211,909	175,740

Property, plant and equipment, net	52,725	44,282

Goodwill	28,515	28,515
Intangible assets with finite lives, net	18,858	22,706
Other assets	538	474
Total assets	$312,545	$271,717

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$14,276	$11,526
Accrued expenses	11,820	8,435
Accrued compensation and other benefits	4,138	4,328
Dividends payable	-	5,237
Current portion of long-term debt	-	1,387
Total current liabilities	30,234	30,913

Long-term debt	-	23
Deferred income taxes	5,868	5,984
Other long-term obligations	3,431	2,788
Total liabilities	39,533	39,708

Commitments and contingencies (note 11)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 29,454,171 shares issued and outstanding at December 31, 2012 and 29,165,721 shares issued and outstanding at December 31, 2011	1,964	1,944
Additional paid-in capital	57,198	49,933
Retained earnings	214,609	181,070
Accumulated other comprehensive loss	(759)	(938)
Total stockholders' equity	273,012	232,009

Total liabilities and stockholders' equity	$312,545	$271,717

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2012, 2011 and 2010
(In thousands, except per share data)

	2012	2011	2010

Net sales	$310,393	$291,867	$255,071

Cost of sales	220,854	205,866	177,034

Gross margin	89,539	86,001	78,037

Operating expenses:
Selling expenses	15,934	16,284	15,608
Research and development expenses	3,422	2,890	3,190
General and administrative expenses	10,406	10,602	9,469
	29,762	29,776	28,267

Earnings from operations	59,777	56,225	49,770

Other expenses (income):

Interest income	(10)	(184)	(289)
Interest expense	10	84	90
Other, net	(67)	(413)	(162)

Earnings before income tax expense	59,844	56,738	50,131

Income tax expense	19,839	17,973	16,854

Net earnings	$40,005	$38,765	$33,277

Basic net earnings per common share	$1.38	$1.36	$1.19

Diluted net earnings per common share	$1.32	$1.28	$1.12

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Net earnings	$40,005	$38,765	$33,277

Other comprehensive income (loss), net of tax:

Net foreign currency translation adjustment	342	(475)	(425)

Net change in postretirement benefit plan, net of taxes of $86, $48, and $148 at December 31, 2012, 2011, and 2010, respectively	(163)	86	(277)

Other comprehensive income (loss)	179	(389)	(702)

Comprehensive income	$40,184	$38,376	$32,575

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except share and per share data)

			Accumulated
	Total		Other					Additional
	Stockholders'	Retained	Comprehensive	Common Stock		Treasury Stock		Paid-in
	Equity	Earnings	Income (Loss)	Shares	Amount	Shares	Amount	Capital

Balance - December 31, 2009	$147,143	$118,576	$153	28,097,279	$1,873	-	$-	$26,541

Net earnings	33,277	33,277	-	-	-	-	-	-
Other comprehensive loss	(702)	-	(702)	-	-	-	-	-
Dividends ($.15 per share)	(4,311)	(4,311)	-	-	-	-	-	-
Treasury shares purchased	(937)	-	-	-	-	(29,143)	(937)	-
Shares issued under employee benefit plans and other	431	-	-	17,065	1	-	-	430
Shares and options issued under stock plans and an income tax benefit of $4,230	12,566	-	-	637,981	43	29,143	937	11,586

Balance - December 31, 2010	187,467	147,542	(549)	28,752,325	1,917	-	-	38,557

Net earnings	38,765	38,765	-	-	-	-	-	-
Other comprehensive loss	(389)	-	(389)	-	-	-	-	-
Dividends ($.18 per share)	(5,237)	(5,237)	-	-	-	-	-	-
Treasury shares purchased	(109)	-	-	-	-	(19,545)	(109)	-
Shares issued under employee benefit plans and other	475	-	-	10,962	1	1,280	51	423
Shares and options issued under stock plans and an income tax benefit of $2,894	11,037	-	-	402,434	26	18,265	58	10,953

Balance - December 31, 2011	232,009	181,070	(938)	29,165,721	1,944	-	-	49,933

Net earnings	40,005	40,005	-	-	-	-	-	-
Other comprehensive income	179	-	179	-	-	-	-	-
Dividends ($.22 per share)	(6,466)	(6,466)	-	-	-	-	-	-
Treasury shares purchased	(1,699)	-	-	-	-	(43,680)	(1,699)	-
Shares issued under employee benefit plans and other	311	-	-	10,145	1	-	-	310
Shares and options issued under stock plans and an income tax benefit of $2,862	8,673	-	-	278,305	19	43,680	1,699	6,955

Balance - December 31, 2012	$273,012	$214,609	$(759)	29,454,171	$1,964	-	$-	$57,198

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Cash flows from operating activities:
Net earnings	$40,005	$38,765	$33,277

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,641	9,291	8,559
Stock compensation expense	3,906	3,692	3,992
Shares issued under employee benefit plans	310	475	431
Deferred income tax expense	(92)	307	(669)
Provision for (recovery of) doubtful accounts	57	(27)	(225)
Foreign currency transaction loss (gain)	88	197	(25)
Gain on sale of a product line	-	-	(931)
Loss on impairment of assets	-	94	311
Changes in assets and liabilities
Accounts receivable	(7,642)	(2,697)	(2,744)
Inventories	(1,979)	(3,009)	(1,863)
Prepaid expenses and other current assets	(387)	(339)	43
Accounts payable and accrued expenses	5,775	739	2,645
Income taxes	3,890	(2,924)	(4,091)
Other	209	338	320
Net cash provided by operating activities	53,781	44,902	39,030

Cash flows from investing activities:
Proceeds from sale of a product line	-	-	1,125
Acquisition of a business	-	-	(4,661)
Capital expenditures	(13,883)	(6,612)	(7,557)
Proceeds from sale of property, plant and equipment	-	28	-
Intangible assets (acquired) disposed	(121)	(25)	44
Net cash used in investing activities	(14,004)	(6,609)	(11,049)

Cash flows from financing activities:
Proceeds from long-term debt	178	-	97
Principal payments on long-term debt	(1,386)	(3,557)	(1,458)
Proceeds from stock options exercised and restricted shares purchased	1,905	4,451	4,343
Excess tax benefits from stock compensation	2,862	2,894	4,230
Dividends paid	(11,703)	(4,311)	(3,091)
Purchase of treasury stock	(1,699)	(109)	(937)
Net cash (used in) provided by financing activities	(9,843)	(632)	3,184

Effect of exchange rate changes on cash	22	(133)	(344)

Increase in cash and cash equivalents	29,956	37,528	30,821

Cash and cash equivalents beginning of period	114,781	77,253	46,432
Cash and cash equivalents end of period	$144,737	$114,781	$77,253

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company has funds in its cash accounts that are with third party financial institutions, primarily in noninterest-bearing demand deposit accounts. While such noninterest-bearing demand deposit accounts were fully insured by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2012, the Company’s U.S. cash balances at these financial institutions exceed the FDIC insurance limits in place effective January 1, 2013.

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

Business Concentrations

Financial instruments that subject the Company to credit risk consist primarily of money market investments and accounts receivable. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. The majority of the Company’s customers are major national or international corporations. In 2012, 2011 and 2010, no customer accounted for more than 10% of total net sales.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. ASC 350, “Intangibles-Goodwill and Other,” requires the use of the acquisition method of accounting for a business combination and defines an intangible asset. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but are instead assessed for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the provisions of ASC 350. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment if events and circumstances indicate that the asset might be impaired.

As of December 31, 2011, the Company adopted ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). During 2012, the Company changed the date of its annual goodwill impairment test from December 31 to October 1 for all reporting units. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company believes this change is preferable as it better aligns the impairment test with the Company’s close processes and allows additional time to accurately complete the impairment testing process in order to incorporate the results in its annual financial statements and timely file those statements with the SEC. As of October 1, 2012 and December 31, 2011, as permitted by ASU 2011-08, the Company performed a qualitative assessment of whether there was an indication that goodwill was impaired. In connection therewith, the Company determined that it was not "more likely than not" (i.e., a likelihood of more than 50%) that the fair values of its three reporting units are less than their respective carrying amounts, including goodwill. Accordingly, the Company was not required to perform any further impairment tests.

The Company had unamortized goodwill in the amount of $28,515 at December 31, 2012 and December 31, 2011, subject to the provisions of ASC 350.  Unamortized goodwill is allocated to the Company’s reportable segments as follows:

	2012	2011
Specialty Products	$7,160	$7,160
Food, Pharma and Nutrition	8,393	8,393
Animal Nutrition and Health	12,962	12,962
Total	$28,515	$28,515

The following intangible assets with finite lives are stated at cost and are amortized on a straight-line basis over the following estimated useful lives:

Amortization Period
(in years)
Customer lists	10
Regulatory registration costs	5 - 10
Patents & trade secrets	15 - 17
Trademarks & trade names	17
Other	5 - 10

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

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2012 and 2011 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company’s obligations under its long-term debt and credit agreements approximates their carrying value as the stated interest rates of these instruments are variable and reflect rates which are otherwise currently available to the Company.

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

Stock-based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 2. The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes based option-pricing model. Estimates of and assumptions about forfeiture rates, terms, volatility, interest rates and dividend yields are used to calculate stock-based compensation. A significant change to these estimates could materially affect the Company’s operating results.

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

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).  This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU will not have a significant impact on the Company’s consolidated financial statements.

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

Additionally, since adoption of ASC 718, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $2,862, $2,894 and $4,230 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s results for the years ended December 31, 2012, 2011 and 2010 reflected the following compensation cost as a result of adopting ASC 718 and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Year Ended December 31,
	2012	2011	2010
Cost of sales	$523	$582	$508
Operating expenses	3,383	3,110	3,484
Net earnings	(2,469)	(2,340)	(2,449)

 On December 31, 2012, the Company had one share-based compensation plan, which is described below (the “1999 Stock Plan”).

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

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of December 31, 2012, the plans had 4,433,950 shares available for future awards.

The Company has Restricted Stock Purchase Agreements (the “RSP Agreements”) with its non-employee directors and certain employees of the Company to purchase the Company’s common stock pursuant to the Company’s 1999 Stock Plan. Under the RSP Agreements, certain shares have been purchased, ranging from 1,000 shares to 20,250 shares, of the Company’s common stock at purchase prices ranging from approximately $.02 per share to $.07 per share. The purchased stock is subject to a repurchase option in favor of the Company and to restrictions on transfer until it vests in accordance with the provisions of the RSP Agreements. In 2011, the Company discontinued the use of RSP Agreements and replaced them with Restricted Stock Grant Agreements for the Company’s non-employee directors and certain employees. Under the Restricted Stock Grant Agreements, certain shares of the Company’s common stock have been granted, ranging from 1,000 shares to 20,000 shares, to its non-employee directors and certain employees, subject to time-based vesting requirements.

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

	Year Ended
Weighted Average Assumptions:	December 31, 2012	December 31, 2011	December 31, 2010
Expected Volatility	40.6%	36.3%	39.5%
Expected Term (in years)	4.6	4.5	4.3
Risk-Free Interest Rate	0.7%	1.4%	1.1%
Dividend Yield	0.5%	0.5%	0.6%

The value of the restricted shares is based on the fair value of the award at the date of grant.

Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, ninety days to four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards.

A summary of stock option plan activity for 2012, 2011, and 2010 for all plans is as follows:

2012	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,514	$14.68
Granted	276	30.35
Exercised	(231)	8.24
Forfeited	(16)	28.53
Outstanding at end of year	2,543	$16.87
Exercisable at end of year	2,155	$14.30

2011	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,955	$14.21
Granted	15	40.59
Exercised	(405)	10.98
Forfeited	(51)	24.54
Outstanding at end of year	2,514	$14.68
Exercisable at end of year	2,157	$12.35

2010	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	3,286	$11.28
Granted	291	32.13
Exercised	(616)	7.04
Forfeited	(6)	17.83
Outstanding at end of year	2,955	$14.21
Exercisable at end of year	2,053	$10.53

The aggregate intrinsic value for outstanding stock options was $49,845, $65,043 and $57,930 at December 31, 2012, 2011 and 2010, respectively, with a weighted average remaining contractual term of 5.2 years at December 31, 2012. Exercisable stock options at December 31, 2012 had an aggregate intrinsic value of $47,744 with a weighted average remaining contractual term of 4.5 years.

Other information pertaining to option activity during the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted-average fair value of options granted	$10.09	$12.37	$10.10
Total intrinsic value of stock options exercised ($000s)	$6,524	$11,577	$12,821

Additional information related to stock options outstanding under all plans at December 31, 2012 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$4.51 - $17.28	1,695	3.7 years	$11.34	1,695	$11.34
21.39 - 32.21	781	7.9 years	27.18	457	25.11
33.81 - 45.09	67	9.6 years	36.86	3	40.78
	2,543	5.2 years	$16.87	2,155	$14.30

Non-vested restricted stock activity for the years ended December 31, 2012, 2011 and 2010 is summarized below:

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2011	354	$18.77
Granted	91	32.72
Vested	(187)	14.38
Forfeited	-	-
Non-vested balance as of December 31, 2012	258	$26.88

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2010	363	$17.66
Granted	15	41.34
Vested	(7)	12.41
Forfeited	(17)	19.12
Non-vested balance as of December 31, 2011	354	$18.77

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2009	418	$14.56
Granted	51	32.26
Vested	(106)	12.47
Forfeited	-	-
Non-vested balance as of December 31, 2010	363	$17.66

As of December 31, 2012, 2011 and 2010, there was $7,012, $5,398 and $8,795, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2012, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. We estimate that share-based compensation expense for the year ended December 31, 2013 will be approximately $4,400.

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

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,054,168 shares have been purchased, none of which remained in treasury at December 31, 2012 or 2011. During 2012, a total of 43,680 shares have been purchased at an average cost of $38.89 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Raw materials	$8,982	$7,456
Work in progress	1,720	1,344
Finished goods	9,991	9,837
Total inventories	$20,693	$18,637

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary. The reserve for inventory was $236 and $132 at December 31, 2012 and 2011, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Land	$1,998	$1,971
Building	16,526	15,680
Equipment	70,859	66,584
Construction in progress	11,446	2,632
	100,829	86,867
Less: Accumulated depreciation	48,104	42,585
Property, plant and equipment, net	$52,725	$44,282

Depreciation expense was $5,672, $5,323 and $4,644 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

NOTE 6 - INTANGIBLE ASSETS WITH FINITE LIVES

As of December 31, 2012 and 2011, the Company had identifiable intangible assets as follows:

	Amortization Period (In years)	2012 Gross Carrying Amount	2012 Accumulated Amortization	2011 Gross Carrying Amount	2011 Accumulated Amortization
Customer lists	10	$37,142	$20,912	$37,142	$17,272
Regulatory registration costs	5-10	1,411	361	1,302	220
Patents & trade secrets	15-17	1,581	765	1,571	681
Trademarks & trade names	17	909	408	907	356
Other	5-10	754	493	754	441
		$41,797	$22,939	$41,676	$18,970

Amortization of identifiable intangible assets was approximately $3,969, $3,968 and $3,915 for 2012, 2011 and 2010, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $4,000 per annum for 2013 through 2016, $1,400 in 2017, and $600 in 2018. At December 31, 2012 and 2011, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, “Intangibles-Goodwill and Other.” Identifiable intangible assets are reflected in the Company’s consolidated balance sheets under Intangible assets with finite lives, net. There were no changes to the useful lives of intangible assets subject to amortization in 2012 and 2011.

At December 31, 2012, the gross carrying amount included a customer list and registrations acquired as part of the Aberco acquisition in 2010, a customer list acquired as part of the Chinook Acquisition in 2007, as well as a customer list, trade name and trade secrets acquired as part of the CMC Acquisition in 2006.

The Federal Insecticide, Fungicide and Rodenticide Act, (“FIFRA”), a health and safety statute, requires that certain products within our specialty products segment must be registered with the U.S. Environmental Protection Agency (“EPA”) because they are considered pesticides. Costs of such registration are included as regulatory registration costs in the table above.

NOTE 7 - LONG-TERM DEBT & CREDIT AGREEMENTS

The Company and a bank had a Loan Agreement (the “European Loan Agreement”) which provided for an unsecured term loan of €7,500 (the “European Term Loan”). The European Term Loan was payable in equal monthly installments of principal, each equal to 1/84th of the principal of the European Term Loan, together with accrued interest, with remaining principal and interest payable at maturity. Effective April 30, 2010, the European Term Loan was renewed with a new maturity date of May 1, 2014, and was subject to a monthly interest rate equal to EURIBOR plus 1%. As of December 31, 2012, the Company has pre-paid the European Term Loan in full. The European Loan Agreement also provided for a short-term revolving credit facility of €3,000 (the “European Revolving Facility”). The European Revolving Facility was subject to a monthly interest rate equal to EURIBOR plus 1.45%, and accrued interest was payable monthly. The European Revolving Facility matured on May 31, 2012, and the Company elected not to renew this facility.

The Company and a bank had a Loan Agreement (the “Loan Agreement”), which provided for a short-term revolving credit facility of $6,000 (the “Revolving Facility”). The Revolving Facility matured on May 31, 2012, and the Company elected not to renew this facility.

At December 31, 2012, we had no debt outstanding, as compared to a total of $1,410 debt outstanding at December 31, 2011. Indebtedness under the Company’s loan agreements were secured by assets of the Company.

NOTE 8 - INCOME TAXES

Income tax expense consists of the following:

	2012	2011	2010
Current:
Federal	$17,748	$16,096	$14,329
Foreign	1,080	1,441	1,287
State	1,104	131	1,906
Deferred:
Federal	(332)	177	(803)
Foreign	148	127	183
State	91	1	(48)
Total income tax provision	$19,839	$17,973	$16,854

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

	2012	2011	2010
Income tax at Federal statutory rate	$20,945	$19,858	$17,546
State income taxes, net of Federal income taxes	659	(207)	987
Other	(1,765)	(1,678)	(1,679)
Total income tax provision	$19,839	$17,973	$16,854

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred tax assets:
Inventories	$435	$396
Restricted stock and stock options	4,555	4,218
Other	696	773
Total deferred tax assets	5,686	5,387
Deferred tax liabilities:
Customer list and goodwill amortization	$2,567	$2,952
Depreciation	6,981	6,471
Prepaid expense	665	574
Trade names and trademarks	157	157
Technology and trade secrets	176	176
Other	415	485
Total deferred tax liabilities	10,961	10,815
Net deferred tax liability	$5,275	$5,428

There is no valuation allowance for deferred tax assets at December 31, 2012 and 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset realizable, however, could change if management’s estimate of future taxable income should change.

Provisions of ASC 740-10 clarify whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term obligations on the Company’s consolidated balance sheets, is as follows:

	2012	2011	2010
Balance at beginning of period	$2,021	$1,246	$972
Increases for tax positions of prior years	116	397	97
Decreases for tax positions of prior years	(224)	(168)	(127)
Increases for tax positions related to current year	379	546	304
Balance at end of period	$2,292	2,021	$1,246

All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate in such future periods.

The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $40, $133 and $152 in interest and penalties, respectively. As of December 31, 2012 and 2011, accrued interest and penalties were $587 and $547, respectively.

The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2008. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 9 - NET EARNINGS PER COMMON SHARE

The following presents a reconciliation of the numerator and denominator used in calculating basic and diluted net earnings per common share:

2012	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$40,005	28,994,212	$1.38

Effect of dilutive securities – stock options and restricted stock		1,358,364

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$40,005	30,352,576	$1.32

2011	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$38,765	28,574,623	$1.36

Effect of dilutive securities – stock options and restricted stock		1,669,837

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$38,765	30,244,460	$1.28

2010	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$33,277	27,964,348	$1.19

Effect of dilutive securities – stock options and restricted stock		1,656,317

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$33,277	29,620,665	$1.12

The Company had 282,027, 15,400 and 288,000 stock options outstanding at December 31, 2012, 2011 and 2010, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) savings plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company’s common stock. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $837 and $508 in 2012, $847 and $475 in 2011 and $778 and $431 in 2010, respectively.

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

The actuarial recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:

	2012	2011
Benefit obligation at beginning of year	$1,078	$1,296
Service cost with interest to end of year	53	38
Interest cost	41	41
Participant contributions	2	9
Benefits paid	(93)	(135)
Actuarial loss/(gain)	220	(171)
Benefit obligation at end of year	$1,301	$1,078

Change in plan assets:
	2012	2011
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	91	126
Participant contributions	2	9
Benefits paid	(93)	(135)
Fair value of plan assets at end of year	$-	$-

Amounts recognized in consolidated balance sheet:
	2012		2011
Accumulated postretirement benefit obligation		$(1,301)		$(1,078)
Fair value of plan assets		-		-
Funded status		(1,301)		(1,078)
Unrecognized prior service cost		N/A		N/A
Unrecognized net (gain)/loss		N/A		N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)		$1,301		$1,078
Accrued postretirement benefit cost (included in other long-term obligations)	$	N/A	$	N/A

Components of net periodic benefit cost:
	2012	2011	2010
Service cost with interest to end of year	$53	$38	$35
Interest cost	41	41	45
Amortization of prior service cost	(18)	(18)	(18)
Amortization of loss/(gain)	4	(4)	(3)
Total net periodic benefit cost	$80	$57	$59

Estimated future employer contributions and benefit payments are as follows:

Year
2013	$17
2014	14
2015	28
2016	46
2017	69
Years 2018-2022	641

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 8.52 percent in 2013 declining to 4.5 percent in 2027 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2012 by $148 and the net periodic postretirement benefit cost for 2012 by $14. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2012 by $129 and the net periodic postretirement benefit cost for 2012 by $12. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 3.25% in 2012 and 3.85% in 2011.

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

The Company’s participation in this plan for the annual period ended December 31, 2012 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN). The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. Finally, the period-to-period comparability of the contributions for years 2011 and 2012 was affected by a 4.5% increase in the number of employees covered by the Company’s multiemployer plan as well as an 6.0% increase in the 2012 contribution rate. There have been no other significant changes that affect the comparability of 2011 and 2012 contributions. The Company does not represent more than 5% of the contributions to this pension fund.

									Expiration
		Pension Plan Protection							Date
	EIN/Pension	Act		FIP/RP Status					of Collective-
Pension	Plan	Zone Status		Pending/	Contributions of Balchem Corporation			Surcharge	Bargaining
Fund	Number	2012	2011	Implemented	2012	2011	2010	Imposed	Agreement
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Red as of 1/1/2012	Red as of 1/1/2011	Implemented	$413	$379	$312	No	5/31/2017

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In 2012, the Company entered into a six (6) year lease extension for approximately 20,000 square feet of office space. The office space serves as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which primarily expire at various times through 2022. Rent expense charged to operations under such lease agreements for 2012, 2011 and 2010 aggregated approximately $965, $1,127 and $1,113, respectively.

Aggregate future minimum rental payments required under non-cancelable operating leases at December 31, 2012 are as follows:

Year
2013	$916
2014	741
2015	661
2016	588
2017	559
Thereafter	382
Total minimum lease payments	$3,847

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company’s site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation (“NYDEC”) and performed a Remedial Investigation/Feasibility Study that was approved by NYDEC in February 1994. Based on NYDEC requirements, the Company cleaned the area and removed soil from the drum burial site, which was completed in 1996. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has been less than $5 per year for the period 2004 to date.

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

Business Segment Net Sales:
	2012	2011	2010
Specialty Products	$49,990	$47,851	$42,239
Food, Pharma & Nutrition	44,070	42,525	41,994
Animal Nutrition & Health	216,333	201,491	170,838
Total	$310,393	$291,867	$255,071

Business Segment Earnings Before Income Taxes:
	2012	2011	2010
Specialty Products	$20,332	$18,636	$15,944
Food, Pharma & Nutrition	11,335	11,113	9,748
Animal Nutrition & Health	28,110	26,476	24,078
Interest and other income	67	513	361
Total	$59,844	$56,738	$50,131

Depreciation/Amortization:
	2012	2011	2010
Specialty Products	$1,369	$1,291	$1,071
Food, Pharma & Nutrition	1,444	1,486	1,551
Animal Nutrition & Health	6,828	6,514	5,937
Total	$9,641	$9,291	$8,559

Business Segment Assets:
	2012	2011	2010
Specialty Products	$26,685	$25,618	$25,113
Food, Pharma & Nutrition	18,395	17,319	17,930
Animal Nutrition & Health	121,615	108,410	106,667
Other Unallocated	145,850	120,370	78,914
Total	$312,545	$271,717	$228,624

Other unallocated assets consist of certain cash, receivables, prepaid expenses, equipment and leasehold improvements, net of accumulated depreciation, and deferred income taxes, which the Company does not allocate to its individual business segments.

Capital Expenditures:
	2012	2011	2010
Specialty Products	$836	$1,034	$334
Food, Pharma & Nutrition	924	403	1,390
Animal Nutrition & Health	12,123	5,175	5,833
Total	$13,883	$6,612	$7,557

Geographic Revenue Information:
	2012	2011	2010
United States	$207,490	$191,204	$170,949
Foreign Countries	102,903	100,663	84,122
Total	$310,393	$291,867	$255,071

Geographic Area Data – Long-Lived Assets (excluding intangible assets):
	2012	2011	2010
United States	$41,183	$33,511	$32,754
Italy	11,542	10,771	10,634
Total	$52,725	$44,282	$43,388

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:
	2012	2011	2010
Income taxes	$14,836	$17,662	$17,348
Interest	$6	$84	$111

Cash paid during the year for acquisition of assets:
	2012	2011	2010
Assets acquired	$-	$-	$7,313
Less: liabilities assumed	-	-	(2,652)
Cash paid for acquisitions	$-	$-	$4,661

Non-cash financing activities:
	2012	2011	2010
Dividends payable	$-	$5,237	$4,311

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In thousands, except per share data)

	2012				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$76,203	$79,014	$75,116	$80,060	$73,008	$74,687	$74,439	$69,733
Gross profit	21,158	22,584	23,398	22,399	20,780	21,761	22,617	20,843
Earnings before income taxes	13,688	14,824	16,225	15,107	13,376	14,352	15,238	13,772
Net earnings	9,268	9,972	10,873	9,892	8,912	9,572	10,785	9,496
Basic net earnings per common share	$.32	$.34	$.37	$.34	$.31	$.34	$.38	$.33
Diluted net earnings per common share	$.31	$.33	$.36	$.33	$.30	$.32	$.36	$.31

BALCHEM CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

Description	Balance at Beginning of Year	Additions Charged (Credited) to Costs and Expenses	Deductions		Balance at End of Year

Year ended December 31, 2012
Allowance for doubtful accounts	$58	$57	$-		$115
Inventory reserve	132	142	(38)	(a)	236

Year ended December 31, 2011
Allowance for doubtful accounts	$122	$(17)	$(47)	(a)	$58
Inventory reserve	159	64	(91)	(a)	132

Year ended December 31, 2010
Allowance for doubtful accounts	$357	$(235)	$-		$122
Inventory reserve	799	279	(919)	(a)	159

(a)	represents write-offs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2012.

Attestation Report of Registered Public Accounting Firm

The independent registered public accounting firm of McGladrey LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

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

The required information is to be set forth in the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2013 Proxy Statement”) under the caption “Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(b)	Executive Officers of the Company.

The required information is to be set forth in the 2013 Proxy Statement under the caption “Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance.

The required information is to be set forth in the 2013 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(d)	Code of Ethics.

The required information is to be set forth in the 2013 Proxy Statement under the caption “Code of Business Conduct and Ethics,” which information is hereby incorporated herein by reference. The Company’s Code of Ethics for Senior Financial Officers is available on the Corporate Governance page in the Investor Relations section of the Company’s website, www.balchem.com.

(e)	Corporate Governance.

The required information is to be set forth in the 2013 Proxy Statement under the caption “Nomination of Directors,” and “Committees of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item is to be set forth in the 2013 Proxy Statement under the caption “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is to be set forth in the 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and of Management” and the caption “Equity Compensation Plan Information,” all of which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is set forth in the 2013 Proxy Statement under the caption “Related Party Transactions,” and “Director Independence,” which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in the 2013 Proxy Statement under the caption “Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is hereby incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 25, 2008).

3.3	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 28, 2011).

3.4	By-laws of the Company, as amended and restated through September 16, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 16, 2010).

10.1
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

10.3
Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-35912, dated October 25, 1996, and to the 1998 Proxy Statement).

10.4	Balchem Corporation Amended and Restated 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.5
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders.*

10.6
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.7
Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)). *

10.8	Employment Agreement, dated as of December 1, 2012, between the Company and Richard A. Bendure.*

10.9
Form of Restricted Stock Grant Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”)).

18.	Preferability letter from McGladrey LLP, Independent Registered Public Accounting Firm.

21.	Subsidiaries of Registrant.

23.1	Consent of McGladrey LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*           Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2013	BALCHEM CORPORATION
By:/s/ Dino A. Rossi
Dino A. Rossi, Chairman, President, and
Chief Executive Officer

SIGNATURES
           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dino A. Rossi
Dino A. Rossi, Chairman, President, and
Chief Executive Officer (Principal Executive Officer)
Date: February 25, 2013

/s/ Francis J. Fitzpatrick
Francis J. Fitzpatrick, Chief Financial Officer
and Treasurer (Principal Financial Officer)
Date: February 25, 2013

/s/ William A. Backus
William A. Backus, Chief Accounting Officer
and Assistant Treasurer (Principal Accounting Officer)
Date: February 25, 2013

/s/ Paul D. Coombs
Paul D. Coombs, Director
Date: February 25, 2013

/s/ David B. Fischer
David B. Fischer, Director
Date: February 25, 2013

/s/ Edward L. McMillan
Edward L. McMillan, Director
Date: February 25, 2013

/s/ Perry W. Premdas
Perry W. Premdas, Director
Date: February 25, 2013

/s/ Dr. John Televantos
Dr. John Televantos, Director
Date: February 25, 2013

/s/ Dr. Elaine Wedral
Dr. Elaine Wedral, Director
Date: February 25, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 25, 2008).

3.3	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 28, 2011).

3.4	By-laws of the Company, as amended and restated through September 16, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 16, 2010).

10.1
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

10.3
Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-35912, dated October 25, 1996, and to the 1998 Proxy Statement).

10.4	Balchem Corporation Amended and Restated 1999 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.5
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders.*

10.6
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.7
Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)). *

10.8	Employment Agreement, dated as of December 1, 2012, between the Company and Richard A. Bendure.*

10.9
Form of Restricted Stock Grant Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”)).

18.	Preferability letter from McGladrey LLP, Independent Registered Public Accounting Firm.

21.	Subsidiaries of Registrant.

23.1	Consent of McGladrey LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*           Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.