Form 10-Q
period 2013-03-31
BALCHEM CORP
filed 2013-05-03
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of
☒	the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2013

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

Yes ☐ No ☑

As of April 29, 2013 the registrant had 29,676,024 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	March 31, 2013 (unaudited)	December 31, 2012
Current assets:
Cash and cash equivalents	$149,090	$144,737
Accounts receivable, net	45,678	41,999
Inventories	23,805	20,693
Prepaid expenses	2,222	3,048
Prepaid income taxes	-	326
Deferred income taxes	694	593
Other current assets	447	513
Total current assets	221,936	211,909

Property, plant and equipment, net	54,181	52,725

Goodwill	28,515	28,515
Intangible assets with finite lives, net	17,894	18,858
Other assets	537	538
Total assets	$323,063	$312,545

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$12,201	$14,276
Accrued expenses	11,977	11,820
Accrued compensation and other benefits	2,065	4,138
Income taxes payable	123	-
Total current liabilities	26,366	30,234

Deferred income taxes	5,316	5,868
Other long-term obligations	3,310	3,431
Total liabilities	34,992	39,533

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 29,657,701 shares issued and outstanding at March 31, 2013 and 29,454,171 shares issued and outstanding at December 31, 2012	1,977	1,964
Additional paid-in capital	61,822	57,198
Retained earnings	225,543	214,609
Accumulated other comprehensive loss	(1,271)	(759)
Total stockholders' equity	288,071	273,012

Total liabilities and stockholders' equity	$323,063	$312,545

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net sales	$84,651	$76,203

Cost of sales	60,419	55,045

Gross margin	24,232	21,158

Operating expenses:
Selling expenses	4,287	4,087
Research and development expenses	838	776
General and administrative expenses	3,242	2,620
	8,367	7,483

Earnings from operations	15,865	13,675

Other expenses (income):
Interest income	(52)	(7)
Interest expense	1	3
Other, net	53	(9)

Earnings before income tax expense	15,863	13,688

Income tax expense	4,975	4,420

Net earnings	$10,888	$9,268

Net earnings per common share - basic	$0.37	$0.32

Net earnings per common share - diluted	$0.36	$0.31

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net earnings	$10,888	$9,268

Other comprehensive income (loss), net of tax:

Net foreign currency translation adjustment	(507)	383

Net change in postretirement benefit plan, net of taxes of $1 and $2 for the three months ended March 31, 2013 and 2012	(5)	(8)

Other comprehensive income (loss)	(512)	375

Comprehensive income	$10,376	$9,643

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net earnings	$10,888	$9,268

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,621	2,420
Stock compensation expense	1,076	974
Shares issued under employee benefit plans	-	197
Deferred income tax expense	(623)	(354)
Foreign currency transaction loss (gain)	48	(59)
Changes in assets and liabilities
Accounts receivable	(3,983)	(3,249)
Inventories	(3,260)	(1,315)
Prepaid expenses and other current assets	782	290
Accounts payable and accrued expenses	(3,715)	(362)
Income taxes	550	4,776
Other	(31)	69
Net cash provided by operating activities	4,353	12,655

Cash flows from investing activities:
Capital expenditures	(3,400)	(1,401)
Intangible assets acquired	(33)	-
Net cash used in investing activities	(3,433)	(1,401)

Cash flows from financing activities:
Proceeds from long-term debt	-	178
Principal payments on long-term debt	-	(351)
Repayments of short-term obligations	(89)	-
Proceeds from stock options exercised	2,097	504
Excess tax benefits from stock compensation	1,491	1,086
Dividends paid	-	(5,237)
Purchase of treasury stock	(27)	(964)
Net cash provided by (used in) financing activities	3,472	(4,784)

Effect of exchange rate changes on cash	(39)	40

Increase in cash and cash equivalents	4,353	6,510

Cash and cash equivalents beginning of period	144,737	114,781
Cash and cash equivalents end of period	$149,090	$121,291

Supplemental Cash Flow Information - see Note 9

See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2012 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2012. References in this report to the “Company” mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Trading BV, and Balchem Italia Srl, on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three months ended March 31, 2013 and 2012 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended March 31,
	2013	2012
Cost of sales	$152	$144
Operating expenses	924	830
Net earnings	(670)	(611)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2013, the plans had 4,246,950 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, ninety days to four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2013 and 2012 is summarized below:

For the three months ended March 31, 2013	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2012	2,543	$16.87	$49,845
Granted	166	38.10
Exercised	(183)	11.42
Outstanding as of March 31, 2013	2,526	$18.67	$63,825	5.4
Exercisable as of March 31, 2013	2,015	$14.89	$58,552	4.4

For the three months ended March 31, 2012	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2011	2,514	$14.68	$65,043
Granted	220	29.06
Exercised	(66)	7.59
Forfeited	(2)	28.99
Outstanding as of March 31, 2012	2,666	$16.03	$38,592	5.7
Exercisable as of March 31, 2012	2,091	$12.50	$37,218	4.8

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

dividend yields of 0.5% and 0.5%; expected volatilities of 39% and 41%; risk-free interest rates of 0.9% and 0.8%; and expected lives of 5.0 and 4.6 years, in each case for the three months ended March 31, 2013 and 2012, respectively.

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

Other information pertaining to option activity during the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Weighted-average fair value of options granted	$12.85	$9.73
Total intrinsic value of stock options exercised ($000s)	$5,097	$2,180

Non-vested restricted stock activity for the three months ended March 31, 2013 and 2012 is summarized below:

Three months ended March 31, 2013	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2012	258	$26.88
Granted	21	38.10
Vested	(2)	35.79
Non-vested balance as of March 31, 2013	277	$27.66

Three months ended March 31, 2012	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2011	354	$18.77
Granted	44	29.06
Vested	(80)	13.72
Non-vested balance as of March 31, 2012	318	$21.48

As of March 31, 2013 and 2012, there was $8,924 and $7,836 respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2013, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years. The Company estimates that share-based compensation expense for the year ended December 31, 2013 will be approximately $4,300.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,054,818 shares have been purchased, none of which remained in treasury at March 31, 2013. During the three months ended March 31, 2013, a total of 650 shares have been purchased at an average cost of $41.28 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 – INVENTORIES

Inventories at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$9,063	$8,982
Work in progress	1,880	1,720
Finished goods	12,862	9,991
Total inventories	$23,805	$20,693

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
Land	$1,958	$1,998
Building	16,428	16,526
Equipment	71,120	70,859
Construction in progress	14,289	11,446
	103,795	100,829
Less: accumulated depreciation	49,614	48,104
Net property, plant and equipment	$54,181	$52,725

NOTE 5 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $28,515 as of March 31, 2013 and December 31, 2012 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Identifiable intangible assets with finite lives at March 31, 2013 and December 31, 2012 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 3/31/13	Accumulated Amortization at 3/31/13	Gross Carrying Amount at 12/31/12	Accumulated Amortization at 12/31/12
Customer lists	10	$37,142	$21,822	$37,142	$20,912
Regulatory registration costs	5-10	1,438	399	1,411	361
Patents & trade secrets	15-17	1,582	785	1,581	765
Trademarks & trade names	17	910	421	909	408
Other	5-10	754	505	754	493
		$41,826	$23,932	$41,797	$22,939

Amortization of identifiable intangible assets was approximately $994 for the three months ended March 31, 2013. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2013 is $2,984, approximately $4,000 per annum for 2014 through 2016, $1,400 in 2017 and $600 in 2018. At March 31, 2013, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2013.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended March 31, 2013	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$10,888	29,316,452	$.37

Effect of dilutive securities – stock options and restricted stock		1,305,281

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$10,888	30,621,733	$.36

Three months ended March 31, 2012	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$9,268	28,925,226	$.32

Effect of dilutive securities – stock options and restricted stock		1,408,817

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$9,268	30,334,043	$.31

The Company had stock options covering 65,000 and 297,628 shares at March 31, 2013 and 2012, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 7 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2013, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2008. During the three months ended March 31, 2013 and 2012, there was no significant change to the amount of unrecognized tax benefits. As of March 31, 2013 and December 31, 2012, the Company had approximately $2,500 and $2,300, respectively, of unrecognized tax benefits. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2013 and December 31, 2012 was approximately $675 and $600, respectively, and is included in other long-term obligations.

NOTE 8 – SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended
	March 31,
	2013	2012
Specialty Products	$12,780	$12,257
Food, Pharma & Nutrition	11,008	10,737
Animal Nutrition & Health	60,863	53,209
Total	$84,651	$76,203

Business Segment Earnings Before Income Taxes:

	Three Months Ended
	March 31,
	2013	2012
Specialty Products	$4,909	$4,729
Food, Pharma & Nutrition	2,507	2,709
Animal Nutrition & Health	8,449	6,237
Interest and other income (expense)	(2)	13
Total	$15,863	$13,688

The following table summarizes domestic (U.S.) and foreign sales for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended
	March 31,
	2013	2012
Domestic	$55,440	$50,878
Foreign	29,211	25,325
Total	$84,651	$76,203

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2013 and 2012 for income taxes and interest is as follows:

	Three months ended
	March 31,
	2013	2012
Income taxes	$3,662	$221
Interest	$10	$4

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME - NEW ACCOUNTING PRONOUNCEMENT

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. Other than the additional disclosure requirements (see below), the adoption of these changes had no impact on the Company’s consolidated financial statements.

The changes in accumulated other comprehensive (loss) income were as follows:

	Three Months Ended
	March, 31
	2013	2012
Net foreign currency translation adjustment	$(507)	$383

Net change in postretirement benefit plan (see Note 11 for further information)
Amortization of prior service credit	(5)	(5)
Amortization of gain	(1)	(5)
Total before tax	(6)	(10)
Tax	1	2
Net of tax	(5)	(8)

Total other comprehensive (loss) income	(512)	375

NOTE 11 – EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the three months ended March 31, 2013 and March 31, 2012 was as follows:

	2013	2012
Service cost	$13	$13
Interest cost	10	10
Amortization of prior service credit	(5)	(5)
Amortization of gain	(1)	(5)
Net periodic benefit cost	$17	$13

The amount recorded on the Company’s balance sheet as of March 31, 2013 for this obligation is $1,324, and it is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

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

Rent expense charged to operations under such lease agreements for the three months ended March 31, 2013 and 2012 aggregated approximately $254 and $237, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at March 31, 2013 are as follows:

Year
April 1, 2013 to December 31, 2013	$732
2014	814
2015	732
2016	659
2017	630
2018	341
Thereafter	195
Total minimum lease payments	$4,103

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

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2013 and December 31, 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at March 31, 2013 include certificates of deposit, and these investments are valued using level two inputs, as defined by ASC 820, “Fair Value Measurement.”

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three months ended March 31, 2013 and March 31, 2012:

Business Segment Net Sales:

	Three Months Ended
	March 31,
	2013	2012
Specialty Products	$12,780	$12,257
Food, Pharma & Nutrition	11,008	10,737
Animal Nutrition & Health	60,863	53,209
Total	$84,651	$76,203

Business Segment Earnings From Operations:

	Three Months Ended
	March 31,
	2013	2012
Specialty Products	$4,909	$4,729
Food, Pharma & Nutrition	2,507	2,709
Animal Nutrition & Health	8,449	6,237
Total	$15,865	$13,675

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to three months ended March 31, 2012.

Net Sales

Net sales for the three months ended March 31, 2013 were $84,651 as compared with $76,203 for the three months ended March 31, 2012, an increase of $8,448 or 11.1%. Net sales for the Specialty Products segment were $12,780 for the three months ended March 31, 2013, as compared with $12,257 for the three months ended March 31, 2012, an increase of $523 or 4.3%. Approximately 59% of this increase in sales was due to higher volumes of propylene oxide for use in industrial applications. The balance of the increased sales was principally from ethylene oxide products for medical device sterilization, resulting from modest price increases to partially offset increased raw material costs. Net sales for the Food, Pharma & Nutrition segment were $11,008 for the three months ended March 31, 2013 compared with $10,737 for the three months ended March 31, 2012, an increase of $271 or 2.5%. This result was primarily due to an 8.4% increase in sales in the food sector, principally due to higher volumes sold of encapsulated ingredients for baking and prepared food markets. Also contributing to the higher sales was increased sales of approximately $287 for VITASHURE® products for nutritional enhancement, including sustained release amino acid products for sports performance products. Partially offsetting this was a $441 decrease in sales of human choline products for both food applications and the supplement markets. Net sales of $60,863 were realized for the three months ended March 31, 2013 for the Animal Nutrition & Health segment, as compared with $53,209 for the prior year comparable period, an increase of $7,654 or 14.4%. The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 9% sales growth from the prior year comparable period. The improvement was due to volume increases, as dairy economics continue to support strong demand for the Company’s products, despite the challenges of production animal feed/ration prices. Partially offsetting the increased sales was the adverse impact from the previously announced second quarter 2012 suspension of sales of AminoShure®-L, 52% lysine. Sales of non-AminoShure products were up 35.5% compared with the prior year comparable period, led by strong volume growth of ReaShure® and NitroShure™. Global feed grade choline product sales increased by approximately 8% due to higher volumes and modest price increases, implemented globally, to partially offset increased raw material costs. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, including usage in fracking for oil and natural gas. Industrial sales grew 29.1% over the prior year period with the increase coming primarily from higher volumes for usage in fracking. Sales for industrial applications comprised approximately 32% of the sales in this segment for the three months ended March 31, 2013.

Gross Margin

Gross margin for the three months ended March 31, 2013 increased to $24,232 compared to $21,158 for the three months ended March 31, 2012, an increase of 14.5%. This $3,074 increase was principally a result of higher sales volumes. Gross margin percentage for the three months ended March 31, 2013 increased to 28.6% as compared to 27.8% in the prior year comparative period, primarily due to operating efficiencies from increased volumes and certain lower raw material costs. Gross margin percentage for the Specialty Products segment increased by 2.0% primarily due to a favorable product mix and operating efficiencies from increased volumes. Gross margin percentage in the Food, Pharma & Nutrition segment decreased by 2.8% primarily due to higher raw material costs. Gross margin percentage in the Animal Nutrition and Health segment increased by 2.1%, principally due to operating efficiencies from increased volumes and lower costs of certain petro-chemical commodities used to manufacture choline and derivatives.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 were $8,367, as compared to $7,483 for the three months ended March 31, 2012, an increase of $884 or 11.8%. This was primarily due to an increase of employee headcount and additional compensation-related expenses totaling approximately $453, higher consulting and professional fees of $125, increased marketing and advertising programs of $113, and higher relocation expense of $107. Operating expenses were 9.9% of sales or 0.1 percentage points more than the operating expenses as a percent of sales in last year's comparable period. During the three months ended March 31, 2013 and 2012, the Company spent $838 and $776 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended March 31, 2013 increased to $15,865 as compared to $13,675 for the three months ended March 31, 2012, an increase of $2,190 or 16.0%. Earnings from operations as a percentage of sales (“operating margin”) for the three months ended March 31, 2013 increased to 18.7% from 17.9% for the three months ended March 31, 2012. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $4,909, an increase of $180 or 3.8%, primarily due to the above-noted higher sales of propylene oxide and ethylene oxide, a favorable product mix, and operating efficiencies from increased volumes, partially offset by certain higher operating expenses. Earnings from operations for Food, Pharma & Nutrition were $2,507, a decrease of $202 or 7.5%, due largely to the aforementioned higher raw material costs. Earnings from operations for Animal Nutrition & Health increased by $2,212 to $8,449, a 35.5% increase from the prior year comparable period, principally due to the aforementioned higher sales, operating efficiencies from increased volumes, and lower costs of certain petro-chemical commodities used to manufacture choline and derivatives, partially offset by certain higher operating expenses.

Other Expenses (Income)

Interest income for the three months ended March 31, 2013 totaled $52 as compared to $7 for the three months ended March 31, 2012. The Company has invested available cash primarily in certificates of deposit and money market investments that have been classified as cash equivalents due to the short maturities of these investments. Interest expense was $1 for the three months ended March 31, 2013 compared to $3 for the three months ended March 31, 2012. Other expense of $53 for the three months ended March 31, 2013 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies. Other income of $9 for the three months ended March 31, 2012 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 31.4% and 32.3%, respectively. This decrease in the effective tax rate is primarily attributable to the timing of certain tax credits.

Net Earnings

Principally as a result of the above-noted details, net earnings were $10,888 for the three months ended March 31, 2013, as compared with $9,268 for the three months ended March 31, 2012, an increase of 17.5%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

Contractual Obligations

The Company's contractual obligations and commitments principally include obligations associated with future minimum non-cancelable operating lease obligations and purchase obligations principally related to open purchase orders for inventory not yet received or recorded on our balance sheet.

The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

During the three months ended March 31, 2013, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our

Annual Report on Form 10-K for the year ended December 31, 2012. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

The Company's contractual obligations and commitments principally include obligations associated with future minimum non-cancelable operating lease obligations and purchase obligations principally related to open purchase orders for inventory not yet received or recorded on our balance sheet.

The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

During the three months ended March 31, 2013, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

 Cash

Cash and cash equivalents increased to $149,090 at March 31, 2013 from $144,737 at December 31, 2012 primarily resulting from the activity detailed below. At March 31, 2013, the Company had $704 of cash and cash equivalents held by our foreign subsidiaries. It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments as needed, and potentially invest in partnerships and/or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our operations in the U.S., we could be required to pay additional U.S. taxes to repatriate these funds. Working capital amounted to $195,570 at March 31, 2013 as compared to $181,675 at December 31, 2012, an increase of $13,895.

Operating Activities

Cash flows from operating activities provided $4,353 for the three months ended March 31, 2013 compared to $12,655 for the three months ended March 31, 2012. The decrease in cash flows from operating activities was primarily due to unfavorable changes in various components of working capital, particularly in accounts receivable, inventories, accounts payable and accrued expenses, along with a less favorable change in income taxes.

Investing Activities

Capital expenditures were $3,400 for the three months ended March 31, 2013 compared to $1,401 for the three months ended March 31, 2012.  The capital expenditures for 2013 were predominantly for the Company’s new manufacturing facility in Covington, Virginia.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,054,818 shares have been purchased, none of which remained in treasury at March 31, 2013. During the three months ended March 31, 2013, a total of 650 shares have been purchased at an average cost of $41.28 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised totaled $2,097 and $504 for the three months ended March 31, 2013 and 2012, respectively. Dividend payments were $-0- and $5,237 for the three months ended March 31, 2013 and 2012, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of March 31, 2013 for this obligation is $1,324. The postretirement plan is not funded. Historical cash payments made under such plan have typically been less than $100 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2012 Annual Report on Form 10-K, during the three months ended March 31, 2013.

Related Party Transactions

The Company was not engaged in related party transactions during the three months ended March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of March 31, 2013, the Company had no borrowings. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: May 3, 2013

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