Form 10-Q
period 2013-06-30
BALCHEM CORP
filed 2013-08-02
CIK 9326

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of
☒	the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2013
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
Yes ☐ No ☑

As of July 26, 2013 the registrant had 29,882,278 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	June 30, 2013 (unaudited)	December 31, 2012
Current assets:
Cash and cash equivalents	$171,220	$144,737
Accounts receivable, net	39,679	41,999
Inventories	24,714	20,693
Prepaid expenses	1,954	3,048
Prepaid income taxes	-	326
Deferred income taxes	801	593
Other current assets	433	513
Total current assets	238,801	211,909

Property, plant and equipment, net	54,512	52,725

Goodwill	28,515	28,515
Intangible assets with finite lives, net	17,084	18,858
Other assets	538	538
Total assets	$339,450	$312,545

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$10,315	$14,276
Accrued expenses	11,460	11,820
Accrued compensation and other benefits	3,234	4,138
Income taxes payable	460	-
Total current liabilities	25,469	30,234

Deferred income taxes	5,282	5,868
Other long-term obligations	3,307	3,431
Total liabilities	34,058	39,533

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 29,852,278 shares issued and outstanding at June 30, 2013 and 29,454,171 shares issued and outstanding at December 31, 2012	1,990	1,964
Additional paid-in capital	67,349	57,198
Retained earnings	237,079	214,609
Accumulated other comprehensive loss	(1,026)	(759)
Total stockholders' equity	305,392	273,012

Total liabilities and stockholders' equity	$339,450	$312,545

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$83,296	$79,014	$167,947	$155,217

Cost of sales	58,411	56,430	118,830	111,475

Gross margin	24,885	22,584	49,117	43,742

Operating expenses:
Selling expenses	4,046	4,169	8,333	8,256
Research and development expenses	947	947	1,785	1,723
General and administrative expenses	3,276	2,643	6,518	5,263
	8,269	7,759	16,636	15,242

Earnings from operations	16,616	14,825	32,481	28,500

Other expenses (income):
Interest income	(61)	(1)	(113)	(8)
Interest expense	2	3	3	6
Other, net	(7)	(1)	46	(10)

Earnings before income tax expense	16,682	14,824	32,545	28,512

Income tax expense	5,100	4,852	10,075	9,272

Net earnings	$11,582	$9,972	$22,470	$19,240

Net earnings per common share - basic	$0.39	$0.34	$0.76	$0.66

Net earnings per common share - diluted	$0.38	$0.33	$0.73	$0.64

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net earnings	$11,582	$9,972	$22,470	$19,240

Other comprehensive income (loss), net of tax:

Net foreign currency translation adjustment	242	(792)	(265)	(409)

Net change in postretirement benefit plan, net of taxes of $-0- and $1 for the three months ended June 30, 2013 and 2012, and $1 and $3 for the six months ended June 30, 2013 and 2012	3	(4)	(2)	(12)

Other comprehensive income (loss)	245	(796)	(267)	(421)

Comprehensive income	$11,827	$9,176	$22,203	$18,819

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net earnings	$22,470	$19,240

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,231	4,806
Stock compensation expense	1,981	1,946
Shares issued under employee benefit plans	-	310
Deferred income tax expense	(783)	(828)
Foreign currency transaction loss	63	68
Changes in assets and liabilities
Accounts receivable	2,144	(2,784)
Inventories	(4,103)	(1,537)
Prepaid expenses and other current assets	1,065	515
Accounts payable and accrued expenses	(5,097)	2,632
Income taxes	848	6,753
Other	(35)	102
Net cash provided by operating activities	23,784	31,223

Cash flows from investing activities:
Capital expenditures	(5,171)	(3,198)
Intangible assets acquired	(216)	(10)
Net cash used in investing activities	(5,387)	(3,208)

Cash flows from financing activities:
Proceeds from long-term debt	-	178
Principal payments on long-term debt	-	(695)
Repayments of short-term obligations	(89)	-
Proceeds from stock options exercised	5,088	877
Excess tax benefits from stock compensation	3,164	1,182
Dividends paid	-	(5,237)
Purchase of treasury stock	(56)	(964)
Net cash provided by (used in) financing activities	8,107	(4,659)

Effect of exchange rate changes on cash	(21)	(77)

Increase in cash and cash equivalents	26,483	23,279

Cash and cash equivalents beginning of period	144,737	114,781
Cash and cash equivalents end of period	$171,220	$138,060

Supplemental Cash Flow Information - see Note 9

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three and six months ended June 30, 2013 and 2012 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended June 30,
	2013	2012
Cost of sales	$152	$145
Operating expenses	753	827
Net earnings	(573)	(620)

	Increase/(Decrease) for the Six Months Ended June 30,
	2013	2012
Cost of sales	$304	$289
Operating expenses	1,677	1,657
Net earnings	(1,243)	(1,231)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2013, the plans had 4,295,152 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, ninety days to four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2013 and 2012 is summarized below:

For the six months ended June 30, 2013	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2012	2,543	$16.87	$49,845
Granted	172	38.35
Exercised	(402)	12.65
Forfeited	(31)	33.88
Outstanding as of June 30, 2013	2,282	$19.01	$58,749	5.2
Exercisable as of June 30, 2013	1,802	$15.11	$53,425	4.2

For the six months ended June 30, 2012	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2011	2,514	$14.68	$65,043
Granted	225	29.11
Exercised	(92)	9.52
Forfeited	(5)	28.87
Outstanding as of June 30, 2012	2,642	$16.06	$43,855	5.4
Exercisable as of June 30, 2012	2,068	$12.51	$41,588	4.5

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 39% and 41%; risk-free interest rates of 1.0% and 0.8%; and expected lives of 5.0 and 4.6 years, in each case for the six months ended June 30, 2013 and 2012, respectively.

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

Other information pertaining to option activity during the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average fair value of options granted	$15.58	$10.37	$12.94	$9.75
Total intrinsic value of stock options exercised ($000s)	$6,887	$411	$11,984	$2,590

Non-vested restricted stock activity for the six months ended June 30, 2013 and 2012 is summarized below:

Six months ended June 30, 2013	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2012	258	$26.88
Granted	21	38.10
Vested	(3)	35.79
Forfeited	(24)	31.97
Non-vested balance as of June 30, 2013	252	$27.18

Six months ended June 30, 2012	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2011	354	$18.77
Granted	44	29.06
Vested	(80)	13.72
Non-vested balance as of June 30, 2012	318	$21.48

As of June 30, 2013 and 2012, there was $7,047 and $6,883 respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2013, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years. The Company estimates that share-based compensation expense for the year ended December 31, 2013 will be approximately $3,800.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,055,434 shares have been purchased, none of which remained in treasury at June 30, 2013. During the six months ended June 30, 2013, a total of 1,266 shares have been purchased at an average cost of $44.13 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 – INVENTORIES

Inventories at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials	$9,321	$8,982
Work in progress	1,171	1,720
Finished goods	14,222	9,991
Total inventories	$24,714	$20,693

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
Land	$1,977	$1,998
Building	19,341	16,526
Equipment	81,488	70,859
Construction in progress	2,991	11,446
	105,797	100,829
Less: accumulated depreciation	51,285	48,104
Net property, plant and equipment	$54,512	$52,725

NOTE 5 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $28,515 as of June 30, 2013 and December 31, 2012 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Identifiable intangible assets with finite lives at June 30, 2013 and December 31, 2012 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 6/30/13	Accumulated Amortization at 6/30/13	Gross Carrying Amount at 12/31/12	Accumulated Amortization at 12/31/12
Customer lists	10	$37,142	$22,732	$37,142	$20,912
Regulatory registration costs	5-10	1,619	437	1,411	361
Patents & trade secrets	15-17	1,586	807	1,581	765
Trademarks & trade names	17	910	434	909	408
Other	5-10	754	517	754	493
		$42,011	$24,927	$41,797	$22,939

Amortization of identifiable intangible assets was approximately $1,988 for the six months ended June 30, 2013. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2013 is $1,990, approximately $4,000 per annum for 2014 through 2016, $1,400 in 2017 and $600 in 2018. At June 30, 2013, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2013.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended June 30, 2013	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$11,582	29,505,151	$.39

Effect of dilutive securities – stock options and restricted stock		1,280,234

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$11,582	30,785,385	$.38

Three months ended June 30, 2012	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$9,972	28,956,523	$.34

Effect of dilutive securities – stock options and restricted stock		1,316,409

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$9,972	30,272,932	$.33

Six months ended June 30, 2013	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$22,470	29,410,802	$.76

Effect of dilutive securities – stock options and restricted stock		1,289,759

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$22,470	30,700,561	$.73

Six months ended June 30, 2012	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$19,240	28,940,875	$.66

Effect of dilutive securities – stock options and restricted stock		1,354,177

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$19,240	30,295,052	$.64

The Company had stock options covering 161,286 and 519,455 shares at June 30, 2013 and 2012, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 7 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2013, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2008. During the six months ended June 30, 2013 and 2012, there was no significant change to the amount of unrecognized tax benefits. As of June 30, 2013 and December 31, 2012, the Company had approximately $2,700 and $2,300, respectively, of unrecognized tax benefits. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2013 and December 31, 2012 was approximately $765 and $600, respectively, and is included in other long-term obligations.

NOTE 8 – SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.
Business Segment Net Sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Specialty Products	$13,219	$12,457	$25,999	$24,714
Food, Pharma & Nutrition	12,146	11,776	23,154	22,513
Animal Nutrition & Health	57,931	54,781	118,794	107,990
Total	$83,296	$79,014	$167,947	$155,217

Business Segment Earnings Before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Specialty Products	$5,279	$4,849	$10,188	$9,578
Food, Pharma & Nutrition	3,269	3,389	5,776	6,098
Animal Nutrition & Health	8,068	6,587	16,517	12,824
Interest and other income (expense)	66	(1)	64	12
Total	$16,682	$14,824	$32,545	$28,512

The following table summarizes domestic (U.S.) and foreign sales for the three and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Domestic	$57,673	$52,875	$113,113	$103,753
Foreign	25,623	26,139	54,834	51,464
Total	$83,296	$79,014	$167,947	$155,217

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2013 and 2012 for income taxes and interest is as follows:

	Six Months Ended
	June 30,
	2013	2012
Income taxes	$7,022	$3,510
Interest	$21	$5

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

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended
	June 30,
	2013	2012
Net foreign currency translation adjustment	$242	$(792)

Net change in postretirement benefit plan (see Note 11 for further information)
Amortization of prior service credit	(4)	(4)
Amortization of loss/(gain)	7	(1)
Total before tax	3	(5)
Tax	-	1
Net of tax	3	(4)

Total other comprehensive income (loss)	245	(796)

	Six Months Ended
	June 30,
	2013	2012
Net foreign currency translation adjustment	$(265)	$(409)

Net change in postretirement benefit plan (see Note 11 for further information)
Amortization of prior service credit	(9)	(9)
Amortization of loss/(gain)	6	(6)
Total before tax	(3)	(15)
Tax	1	3
Net of tax	(2)	(12)

Total other comprehensive loss	$(267)	$(421)

NOTE 11 – EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.
Net periodic benefit cost for such retirement medical plan for the six months ended June 30, 2013 and June 30, 2012 was as follows:

	2013	2012
Service cost	$33	$26
Interest cost	21	21
Amortization of prior service credit	(9)	(9)
Amortization of loss/(gain)	6	(6)
Net periodic benefit cost	$51	$32

The amount recorded on the Company’s balance sheet as of June 30, 2013 for this obligation is $1,353, and it is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

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

Rent expense charged to operations under such lease agreements for the six months ended June 30, 2013 and 2012 aggregated approximately $508 and $470, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at June 30, 2013 are as follows:

Year
July 1, 2013 to December 31, 2013	$503
2014	871
2015	788
2016	714
2017	675
2018	359
Thereafter	195
Total minimum lease payments	$4,105

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

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2013 and December 31, 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at June 30, 2013 include $66,000 in certificates of deposit and $50,337 in a money market fund. The certificates of deposit and the money market fund are valued using level two and level one inputs, respectively, as defined by ASC 820, “Fair Value Measurement.”

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2013 and June 30, 2012:

Business Segment Net Sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Specialty Products	$13,219	$12,457	$25,999	$24,714
Food, Pharma & Nutrition	12,146	11,776	23,154	22,513
Animal Nutrition & Health	57,931	54,781	118,794	107,990
Total	$83,296	$79,014	$167,947	$155,217

Business Segment Earnings From Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Specialty Products	$5,279	$4,849	$10,188	$9,578
Food, Pharma & Nutrition	3,269	3,389	5,776	6,098
Animal Nutrition & Health	8,068	6,587	16,517	12,824
Total	$16,616	$14,825	$32,481	$28,500

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared to three months ended June 30, 2012.

Net Sales

Net sales for the three months ended June 30, 2013 were $83,296 as compared with $79,014 for the three months ended June 30, 2012, an increase of $4,282 or 5.4%. Net sales for the Specialty Products segment were $13,219 for the three months ended June 30, 2013, as compared with $12,457 for the three months ended June 30, 2012, an increase of $762 or 6.1%. Approximately half of this increase in sales was due to higher volumes of propylene oxide for use in industrial applications and nutmeat fumigation. The balance of the increased sales was principally from ethylene oxide products for medical device sterilization, resulting primarily from increased volumes. Net sales for the Food, Pharma & Nutrition segment were $12,146 for the three months ended June 30, 2013 compared with $11,776 for the three months ended June 30, 2012, an increase of $370 or 3.1%. This result was primarily due to increased sales of approximately $575 for VITASHURE® products for nutritional enhancement, including sustained release amino acid products for sports performance products. Also contributing to the higher sales was a 5.3% increase in sales in the food sector, principally due to higher volumes sold of encapsulated ingredients for baking and prepared food markets. Partially offsetting this was a $462 decrease in sales of human choline products for both food applications and the supplement markets. Net sales of $57,931 were realized for the three months ended June 30, 2013 for the Animal Nutrition & Health segment, as compared with $54,781 for the prior year comparable period, an increase of $3,150 or 5.8%. The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized a 9% sales decline from the prior year comparable period. This decrease was primarily due to lower volumes, related mainly to the adverse impact of the previously announced second quarter 2012 suspension of sales of AminoShure®-L, 52% lysine (the “Product”). Sales of non-AminoShure products were up 11.4% compared with the prior year comparable period, led by strong volume growth of NitroShure™ and ReaShure®. Global feed grade choline product sales decreased by approximately 3% due to lower volumes related to a disruption to production and sales in June due to the declaration of force majeure by a key supplier. This situation corrected itself in early July and full production capability has been restored. The lower volumes were partially offset by modest price increases, implemented globally, to partially offset increased raw material costs, along with an improved product mix. Although sales volumes were negatively impacted by the aforementioned force majeure, the Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, including usage in fracking for oil and natural gas. Industrial sales grew 28.8% over the prior year period with the increase coming primarily from higher volumes for usage in fracking. Sales for industrial applications comprised approximately 39% of the sales in this segment for the three months ended June 30, 2013.

Gross Margin

Gross margin for the three months ended June 30, 2013 increased to $24,885 compared to $22,584 for the three months ended June 30, 2012, an increase of 10.2%. This $2,301 increase was principally a result of higher sales volumes. Gross margin percentage for the three months ended June 30, 2013 increased to 29.9% as compared to 28.6% in the prior year comparative period, primarily due to operating efficiencies from increased volumes. Gross margin percentage for the Specialty Products segment increased by 2.7% primarily due to operating efficiencies from increased volumes and a favorable product mix. Gross margin percentage in the Food, Pharma & Nutrition segment decreased by 1.5% primarily due to higher raw material costs for human choline products. Gross margin percentage in the Animal Nutrition and Health segment increased by 1.6%, principally due to operating efficiencies from increased volumes and an improved product mix, partially offset by higher costs of certain petro-chemical commodities used to manufacture choline and derivatives.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 were $8,269, as compared to $7,759 for the three months ended June 30, 2012, an increase of $510 or 6.6%. This was primarily due to an increase of employee headcount and additional compensation-related expenses totaling approximately $445 and higher advertising of $145, partially offset by the exclusion of costs of $160 related to the Product sales suspension which were incurred in the second quarter 2012. Operating expenses were 9.9% of sales or 0.1 percentage point more than the operating expenses as a percent of sales in last year's comparable period. During the three months ended June 30, 2013 and 2012, the Company spent $947 and $947 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended June 30, 2013 increased to $16,616 as compared to $14,825 for the three months ended June 30, 2012, an increase of $1,791 or 12.1%. Earnings from operations as a percentage of sales (“operating margin”) for the three months ended June 30, 2013 increased to 19.9% from 18.8% for the three months ended June 30, 2012. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $5,279, an increase of $430 or 8.9%, primarily due to the above-noted higher sales of propylene oxide and ethylene oxide, a favorable product mix, and operating efficiencies from increased volumes, partially offset by certain higher operating expenses. Earnings from operations for Food, Pharma & Nutrition were $3,269, a decrease of $120 or 3.5%, due largely to the aforementioned higher raw material costs. Earnings from operations for Animal Nutrition & Health increased by $1,481 to $8,068, a 22.5% increase from the prior year comparable period, principally due to the aforementioned higher sales and operating efficiencies from increased volumes, partially offset by higher costs of certain petro-chemical commodities used to manufacture choline and derivatives and certain higher operating expenses.

Other Expenses (Income)

Interest income for the three months ended June 30, 2013 totaled $61 as compared to $1 for the three months ended June 30, 2012. The Company has invested available cash primarily in certificates of deposit and money market investments that have been classified as cash equivalents due to the short maturities of these investments. Interest expense was $2 for the three months ended June 30, 2013 compared to $3 for the three months ended June 30, 2012. Other income of $7 and $1 for the three months ended June 30, 2013 and 2012, respectively, is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended June 30, 2013 and 2012 was 30.6% and 32.7%, respectively. This decrease in the effective tax rate is primarily attributable to the timing of certain tax credits and deductions.

Net Earnings

Principally as a result of the above-noted details, net earnings were $11,582 for the three months ended June 30, 2013, as compared with $9,972 for the three months ended June 30, 2012, an increase of 16.1%.

Six months ended June 30, 2013 compared to six months ended June 30, 2012.

Net Sales

Net sales for the six months ended June 30, 2013 were $167,947 as compared with $155,217 for the six months ended June 30, 2012, an increase of $12,730 or 8.2%. Net sales for the Specialty Products segment were $25,999 for the six months ended June 30, 2013, as compared with $24,714 for the six months ended June 30, 2012, an increase of $1,285 or 5.2%. Approximately half of this increase in sales was due to higher volumes of propylene oxide for use in industrial applications and nutmeat fumigation. The balance of the increased sales was principally from ethylene oxide products for medical device sterilization, resulting from slightly higher average selling prices and increased volumes. Net sales for the Food, Pharma & Nutrition segment were $23,154 for the six months ended June 30, 2013 compared with $22,513 for the six months ended June 30, 2012, an increase of $641 or 2.8%. This result was primarily due to a 6.7% increase in sales in the food sector, principally due to higher volumes sold of encapsulated ingredients for baking and prepared food markets. Also contributing to the higher sales was increased sales of approximately $903 for VitaShure® products for nutritional enhancement, including sustained release amino acid products for sports performance products. Partially offsetting these increases in FPN was a $903 decrease in sales of human choline products for both food applications and the supplement markets. Net sales of $118,794 were realized for the six months ended June 30, 2013 for the Animal Nutrition & Health segment, as compared with $107,990 for the prior year comparable period, an increase of $10,804 or 10.0%. The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 1% sales growth from the prior year comparable period. The slight improvement was due to modest price increases partially to offset higher raw material costs, and an improved product mix. This was offset by lower volumes, including related to the Product sales suspension. Sales of non-AminoShure products were up 23.9% compared with the prior year comparable period, led by strong volume growth of ReaShure® and NitroShure™. Global feed grade choline product sales increased by approximately 2% due to modest price increases, implemented globally, to partially offset increased raw material costs, along with an improved product mix. This was partially offset by lower volumes related to a disruption to production and sales in June due to the declaration of force majeure by a key supplier. This situation corrected itself in early July and full production capability has been restored. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, including usage in fracking for oil and natural gas. Industrial sales grew 28.9% over the prior year period with the increase coming primarily from higher volumes for usage in fracking. Sales for industrial applications comprised approximately 35% of the sales in this segment for the six months ended June 30, 2013.

Gross Margin

Gross margin for the six months ended June 30, 2013 increased to $49,117 compared to $43,742 for the six months ended June 30, 2012, an increase of 12.3%. This $5,375 increase was principally a result of higher sales volumes. Gross margin percentage for the six months ended June 30, 2013 increased to 29.2% as compared to 28.2% in the prior year comparative period, primarily due to operating efficiencies from increased volumes. Gross margin percentage for the Specialty Products segment increased by 2.4% primarily due to a favorable product mix and operating efficiencies from increased volumes. Gross margin percentage in the Food, Pharma & Nutrition segment decreased by 2.1% primarily due to higher raw material costs for human choline products. Gross margin percentage in the Animal Nutrition and Health segment increased by 1.8%, principally due to operating efficiencies from increased volumes and an improved product mix.

Operating Expenses

Operating expenses for the six months ended June 30, 2013 were $16,636, as compared to $15,242 for the six months ended June 30, 2012, an increase of $1,394 or 9.1%. This was primarily due to an increase of employee headcount and additional compensation-related expenses totaling approximately $1,005 and higher advertising of $283, partially offset by the exclusion of costs of $160 related to the Product sales suspension which were incurred in the second quarter 2012. During the six months ended June 30, 2013 and 2012, the Company spent $1,785 and $1,723 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for the six months ended June 30, 2013 increased to $32,481 as compared to $28,500 for the six months ended June 30, 2012, an increase of $3,981 or 14.0%. Earnings from operations as a percentage of sales (“operating margin”) for the six months ended June 30, 2013 increased to 19.3% from 18.4% for the six months ended June 30, 2012. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $10,188, an increase of $610 or 6.4%, primarily due to the above-noted higher sales of propylene oxide and ethylene oxide, a favorable product mix, and operating efficiencies from increased volumes, partially offset by certain higher operating expenses. Earnings from operations for Food, Pharma & Nutrition were $5,776, a decrease of $322 or 5.3%, due largely to the aforementioned higher raw material costs for human choline products. Earnings from operations for Animal Nutrition & Health increased by $3,693 to $16,517, a 28.8% increase from the prior year comparable period, principally due to the aforementioned higher sales and operating efficiencies from increased volumes, partially offset by certain higher operating expenses.

Other Expenses (Income)

Interest income for the six months ended June 30, 2013 totaled $113 as compared to $8 for the six months ended June 30, 2012. The Company has invested available cash primarily in certificates of deposit and money market investments that have been classified as cash equivalents due to the short maturities of these investments. Interest expense was $3 for the six months ended June 30, 2013 compared to $6 for the six months ended June 30, 2012. Other expense of $46 for the six months ended June 30, 2013 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies. Other income of $10 for the six months ended June 30, 2012 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the six months ended June 30, 2013 and 2012 was 31.0% and 32.5%, respectively. This decrease in the effective tax rate is primarily attributable to the timing of certain tax credits and deductions.

Net Earnings

Principally as a result of the above-noted details, net earnings were $22,470 for the six months ended June 30, 2013, as compared with $19,240 for the six months ended June 30, 2012, an increase of 16.8%.

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

During the six months ended June 30, 2013, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

 Cash

Cash and cash equivalents increased to $171,220 at June 30, 2013 from $144,737 at December 31, 2012 primarily resulting from the activity detailed below. At June 30, 2013, the Company had $1,781 of cash and cash equivalents held by our foreign subsidiaries. It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments as needed, and potentially invest in partnerships and/or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our operations in the U.S., we could be required to pay additional U.S. taxes to repatriate these funds. Working capital amounted to $213,332 at June 30, 2013 as compared to $181,675 at December 31, 2012, an increase of $31,657.

Operating Activities

Cash flows from operating activities provided $23,784 for the six months ended June 30, 2013 compared to $31,223 for the six months ended June 30, 2012. The decrease in cash flows from operating activities was primarily due to unfavorable changes in various components of working capital, particularly in inventories and accounts payable and accrued expenses, along with a less favorable change in income taxes.

Investing Activities

Capital expenditures were $5,171 for the six months ended June 30, 2013 compared to $3,198 for the six months ended June 30, 2012.  The capital expenditures for 2013 were predominantly for the Company’s new manufacturing facility in Covington, Virginia.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,055,434 shares have been purchased, none of which remained in treasury at June 30, 2013. During the six months ended June 30, 2013, a total of 1,266 shares have been purchased at an average cost of $44.13 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised totaled $5,088 and $877 for the six months ended June 30, 2013 and 2012, respectively. Dividend payments were $-0- and $5,237 for the six months ended June 30, 2013 and 2012, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of June 30, 2013 for this obligation is $1,353. The postretirement plan is not funded. Historical cash payments made under such plan have typically been less than $100 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2012 Annual Report on Form 10-K, during the six months ended June 30, 2013.

Related Party Transactions

The Company was not engaged in related party transactions during the six months ended June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of June 30, 2013, the Company had no borrowings. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Date: August 2, 2013

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