Form 10-Q
period 2013-09-30
BALCHEM CORP
filed 2013-11-05
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of
☒	the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2013

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
Yes ☐ No ☑

As of October 25, 2013 the registrant had 30,142,754 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1.	Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	September 30, 2013 (unaudited)	December 31, 2012
Current assets:
Cash and cash equivalents	$190,179	$144,737
Accounts receivable, net	40,510	41,999
Inventories	24,748	20,693
Prepaid expenses	1,580	3,048
Prepaid income taxes	104	326
Deferred income taxes	1,020	593
Other current assets	321	513
Total current assets	258,462	211,909

Property, plant and equipment, net	54,784	52,725

Goodwill	28,515	28,515
Intangible assets with finite lives, net	16,104	18,858
Other assets	540	538
Total assets	$358,405	$312,545

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$9,338	$14,276
Accrued expenses	12,177	11,820
Accrued compensation and other benefits	3,613	4,138
Customer deposits and other deferred revenue	235	-
Total current liabilities	25,363	30,234

Deferred income taxes	6,385	5,868
Other long-term obligations	3,776	3,431
Total liabilities	35,524	39,533

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 30,050,954 shares issued and outstanding at September 30, 2013 and 29,454,171 shares issued and outstanding at December 31, 2012	2,004	1,964
Additional paid-in capital	72,417	57,198
Retained earnings	248,736	214,609
Accumulated other comprehensive loss	(276)	(759)
Total stockholders' equity	322,881	273,012

Total liabilities and stockholders' equity	$358,405	$312,545

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$87,593	$75,116	$255,540	$230,333

Cost of sales	63,071	51,718	181,901	163,193

Gross margin	24,522	23,398	73,639	67,140

Operating expenses:
Selling expenses	3,679	3,810	12,012	12,066
Research and development expenses	876	897	2,661	2,620
General and administrative expenses	2,991	2,451	9,509	7,714
	7,546	7,158	24,182	22,400

Earnings from operations	16,976	16,240	49,457	44,740

Other expenses (income):
Interest income	(65)	(2)	(178)	(9)
Interest expense	2	3	5	8
Other, net	(21)	14	25	4

Earnings before income tax expense	17,060	16,225	49,605	44,737

Income tax expense	5,403	5,352	15,478	14,624

Net earnings	$11,657	$10,873	$34,127	$30,113

Net earnings per common share - basic	$0.39	$0.37	$1.16	$1.04

Net earnings per common share - diluted	$0.38	$0.36	$1.11	$0.99

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net earnings	$11,657	$10,873	$34,127	$30,113

Other comprehensive income (loss), net of tax:

Net foreign currency translation adjustment	749	326	484	(84)

Net change in postretirement benefit plan, net of taxes of $-0- and $1 for the three months ended September 30, 2013 and 2012, and $1 and $4 for the nine months ended September 30, 2013 and 2012	1	(4)	(1)	(15)

Other comprehensive income (loss)	750	322	483	(99)

Comprehensive income	$12,407	$11,195	$34,610	$30,014

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net earnings	$34,127	$30,113

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,838	7,213
Stock compensation expense	2,887	2,933
Shares issued under employee benefit plans	-	310
Deferred income tax expense	73	(1,155)
Foreign currency transaction loss	69	74
Changes in assets and liabilities
Accounts receivable	1,710	(2,759)
Inventories	(3,965)	(1,712)
Prepaid expenses and other current assets	1,564	735
Accounts payable and accrued expenses	(5,347)	2,067
Income taxes	255	6,237
Customer deposits and other deferred revenue	233	-
Other	428	305
Net cash provided by operating activities	39,872	44,361

Cash flows from investing activities:
Capital expenditures	(6,644)	(7,493)
Proceeds from sale of property, plant and equipment	40	-
Intangible assets acquired	(218)	(11)
Net cash used in investing activities	(6,822)	(7,504)

Cash flows from financing activities:
Proceeds from long-term debt	-	178
Principal payments on long-term debt	-	(1,377)
Repayments of short-term obligations	(89)	-
Proceeds from stock options exercised	6,742	1,312
Excess tax benefits from stock compensation	5,715	1,668
Dividends paid	-	(5,237)
Purchase of treasury stock	(86)	(964)
Net cash provided by (used in) financing activities	12,282	(4,420)

Effect of exchange rate changes on cash	110	(36)

Increase in cash and cash equivalents	45,442	32,401

Cash and cash equivalents beginning of period	144,737	114,781
Cash and cash equivalents end of period	$190,179	$147,182

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three and nine months ended September 30, 2013 and 2012 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended September 30,
	2013	2012
Cost of sales	$152	$144
Operating expenses	754	843
Net earnings	(556)	(627)

	Increase/(Decrease) for the Nine Months Ended September 30,
	2013	2012
Cost of sales	$456	$433
Operating expenses	2,431	2,500
Net earnings	(1,799)	(1,858)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2013, the plans had 4,292,652 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, ninety days to four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2013 and 2012 is summarized below:

For the nine months ended September 30, 2013	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2012	2,543	$16.87	$49,845
Granted	175	38.58
Exercised	(602)	11.21
Forfeited	(31)	33.90
Outstanding as of September 30, 2013	2,085	$20.08	$66,048	5.3
Exercisable as of September 30, 2013	1,604	$15.97	$57,399	4.3

For the nine months ended September 30, 2012	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2011	2,514	$14.68	$65,043
Granted	226	29.14
Exercised	(150)	8.73
Forfeited	(5)	28.87
Outstanding as of September 30, 2012	2,585	$16.26	$52,983	5.3
Exercisable as of September 30, 2012	2,010	$12.66	$48,402	4.3

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 39% and 41%; risk-free interest rates of 1.0% and 0.8%; and expected lives of 5.0 and 4.6 years, in each case for the nine months ended September 30, 2013 and 2012, respectively.

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

Other information pertaining to option activity during the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average fair value of options granted	$17.83	$11.50	$13.02	$9.76
Total intrinsic value of stock options exercised ($000s)	$8,260	$1,659	$20,244	$4,249

Non-vested restricted stock activity for the nine months ended September 30, 2013 and 2012 is summarized below:

Nine months ended September 30, 2013	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2012	258	$26.88
Granted	21	38.10
Vested	(5)	35.79
Forfeited	(24)	31.97
Non-vested balance as of September 30, 2013	250	$27.11

Nine months ended September 30, 2012	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2011	354	$18.77
Granted	54	30.60
Vested	(80)	13.72
Non-vested balance as of September 30, 2012	328	$21.96

As of September 30, 2013 and 2012, there was $6,185 and $6,267 respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2013, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years. The Company estimates that share-based compensation expense for the year ended December 31, 2013 will be approximately $3,800.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,056,050 shares have been purchased, none of which remained in treasury at September 30, 2013. During the nine months ended September 30, 2013, a total of 1,882 shares have been purchased at an average cost of $45.47 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 – INVENTORIES

Inventories at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials	$9,193	$8,982
Work in progress	1,275	1,720
Finished goods	14,280	9,991
Total inventories	$24,748	$20,693

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
Land	$2,029	$1,998
Building	19,659	16,526
Equipment	83,796	70,859
Construction in progress	2,365	11,446
	107,849	100,829
Less: accumulated depreciation	53,065	48,104
Net property, plant and equipment	$54,784	$52,725

NOTE 5 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $28,515 as of September 30, 2013 and December 31, 2012 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Identifiable intangible assets with finite lives at September 30, 2013 and December 31, 2012 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 9/30/13	Accumulated Amortization at 9/30/13	Gross Carrying Amount at 12/31/12	Accumulated Amortization at 12/31/12
Customer lists	10	$37,142	$23,642	$37,142	$20,912
Regulatory registration costs	5-10	1,633	475	1,411	361
Patents & trade secrets	15-17	1,587	828	1,581	765
Trademarks & trade names	17	910	448	909	408
Other	5-10	754	529	754	493
		$42,026	$25,922	$41,797	$22,939

Amortization of identifiable intangible assets was approximately $2,982 for the nine months ended September 30, 2013. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2013 is $995, approximately $4,000 per annum for 2014 through 2016, $1,400 in 2017 and $600 in 2018. At September 30, 2013, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2013.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended September 30, 2013	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$11,657	29,708,370	$.39

Effect of dilutive securities – stock options and restricted stock		1,215,240

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$11,657	30,923,610	$.38

Three months ended September 30, 2012	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$10,873	29,000,657	$.37

Effect of dilutive securities – stock options and restricted stock		1,416,067

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$10,873	30,416,724	$.36

Nine months ended September 30, 2013	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$34,127	29,509,991	$1.16

Effect of dilutive securities – stock options and restricted stock		1,268,110

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$34,127	30,778,101	$1.11

Nine months ended September 30, 2012	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$30,113	28,960,802	$1.04

Effect of dilutive securities – stock options and restricted stock		1,379,180

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$30,113	30,339,982	$.99

The Company had stock options covering 8,800 and 239,647 shares at September 30, 2013 and 2012, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 7 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2013, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2009. During the nine months ended September 30, 2013 and 2012, there was no significant change to the amount of unrecognized tax benefits. As of September 30, 2013 and December 31, 2012, the Company had approximately $2,800 and $2,300, respectively, of unrecognized tax benefits, which is included in other long-term obligations on the Company’s consolidated balance sheets. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2013 and December 31, 2012 was approximately $900 and $600, respectively, and is included in other long-term obligations.

NOTE 8 – SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Specialty Products	$12,420	$12,318	$38,419	$37,032
Food, Pharma & Nutrition	12,348	10,893	35,502	33,406
Animal Nutrition & Health	62,825	51,905	181,619	159,895
Total	$87,593	$75,116	$255,540	$230,333

Business Segment Earnings Before Income Taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Specialty Products	$4,848	$5,245	$15,036	$14,823
Food, Pharma & Nutrition	2,760	2,898	8,536	8,996
Animal Nutrition & Health	9,368	8,097	25,885	20,921
Interest and other income (expense)	84	(15)	148	(3)
Total	$17,060	$16,225	$49,605	$44,737

The following table summarizes domestic (U.S.) and foreign sales for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Domestic	$60,742	$50,673	$173,855	$154,426
Foreign	26,851	24,443	81,685	75,907
Total	$87,593	$75,116	$255,540	$230,333

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2013 and 2012 for income taxes and interest is as follows:

	Nine Months Ended
	September 30,
	2013	2012
Income taxes	$9,274	$9,259
Interest	$22	$7

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

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended
	September 30,
	2013	2012
Net foreign currency translation adjustment	$749	$326

Net change in postretirement benefit plan (see Note 11 for further information)
Amortization of prior service credit	(5)	(4)
Amortization of loss/(gain)	6	(1)
Total before tax	1	(5)
Tax	-	1
Net of tax	1	(4)

Total other comprehensive income	$750	$322

	Nine Months Ended
	September 30,
	2013	2012
Net foreign currency translation adjustment	$484	$(84)

Net change in postretirement benefit plan (see Note 11 for further information)
Amortization of prior service credit	(14)	(14)
Amortization of loss/(gain)	12	(5)
Total before tax	(2)	(19)
Tax	1	4
Net of tax	(1)	(15)

Total other comprehensive income (loss)	$483	$(99)

NOTE 11 – EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the nine months ended September 30, 2013 and September 30, 2012 was as follows:

	2013	2012
Service cost	$51	$40
Interest cost	32	31
Amortization of prior service credit	(14)	(14)
Amortization of loss/(gain)	12	(5)
Net periodic benefit cost	$81	$52

The amount recorded on the Company’s balance sheet as of September 30, 2013 for this obligation is $1,381, and it is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

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

Rent expense charged to operations under such lease agreements for the nine months ended September 30, 2013 and 2012 aggregated approximately $771 and $708, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at September 30, 2013 are as follows:

Year
October 1, 2013 to December 31, 2013	$257
2014	925
2015	845
2016	772
2017	704
2018	416
Thereafter	267
Total minimum lease payments	$4,186

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

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2013 and December 31, 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at September 30, 2013 include $66,000 in certificates of deposit and $50,757 in money market funds. The certificates of deposit and the money market funds are valued using level two and level one inputs, respectively, as defined by ASC 820, “Fair Value Measurement.”

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

Specialty Products

Our Specialty Products segment operates in industry as ARC Specialty Products.

Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Contract sterilizers and medical device manufacturers are our principal customers for this product. In addition, we also sell single use canisters with 100% ethylene oxide for use in medical device sterilization. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

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

Food, Pharma & Nutrition

The Food, Pharma & Nutrition (“FPN”) segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also produce and market human grade choline nutrient products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function.

Animal Nutrition & Health

Our Animal Nutrition & Health (“ANH”) segment provides the animal nutrition market with nutritional products derived from our microencapsulation and chelation technologies in addition to basic choline chloride. Commercial sales of REASHURE® Choline, an encapsulated choline product, NITROSHURETM, an encapsulated urea supplement, and NIASHURETM, our microencapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. We also market chelated mineral supplements for use in animal feed throughout the world, as our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals. ANH also manufactures and supplies choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications predominately as a component for hydraulic fracturing of shale natural gas wells. The ANH segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

The Company sells products for all three segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and nine months ended September 30, 2013 and September 30, 2012:

Business Segment Net Sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Specialty Products	$12,420	$12,318	$38,419	$37,032
Food, Pharma & Nutrition	12,348	10,893	35,502	33,406
Animal Nutrition & Health	62,825	51,905	181,619	159,895
Total	$87,593	$75,116	$255,540	$230,333

Business Segment Earnings From Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Specialty Products	$4,848	$5,245	$15,036	$14,823
Food, Pharma & Nutrition	2,760	2,898	8,536	8,996
Animal Nutrition & Health	9,368	8,097	25,885	20,921
Total	$16,976	$16,240	$49,457	$44,740

RESULTS OF OPERATIONS

Three months ended September 30, 2013 compared to three months ended September 30, 2012.

Net Sales

Net sales for the three months ended September 30, 2013 were $87,593 as compared with $75,116 for the three months ended September 30, 2012, an increase of $12,477 or 16.6%. Net sales for the Specialty Products segment were $12,420 for the three months ended September 30, 2013, as compared with $12,318 for the three months ended September 30, 2012, an increase of $102 or 0.8%. This increase in sales was due to higher volumes of propylene oxide for use in industrial applications and nutmeat fumigation. Net sales for the Food, Pharma & Nutrition segment were $12,348 for the three months ended September 30, 2013 compared with $10,893 for the three months ended September 30, 2012, an increase of $1,455 or 13.4%. This result was primarily due to increased sales of $871 for human choline products for both food applications and the supplement markets. Also contributing to the higher sales was an 8.0% increase in sales in the food sector, principally from encapsulated ingredients for baking and food preservation end markets. Net sales of $62,825 were realized for the three months ended September 30, 2013 for the Animal Nutrition & Health segment, as compared with $51,905 for the prior year comparable period, an increase of $10,920 or 21.0%. ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized a 13.4% sales increase from the prior year comparable period. This increase was primarily due to higher volumes, particularly related to increases in chelated minerals and ReaShure®. Global feed grade choline product sales increased by approximately 19.8% primarily due to higher volumes. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, including usage in fracking for natural gas. Industrial sales grew 26.8% over the prior year period with the increase coming primarily from higher volumes for usage in fracking. Sales for industrial applications comprised approximately 37% of the sales in this segment for the three months ended September 30, 2013.

Gross Margin

Gross margin for the three months ended September 30, 2013 increased to $24,522 compared to $23,398 for the three months ended September 30, 2012, an increase of 4.8%. This $1,124 increase was principally a result of higher sales volumes. However, gross margin as a percentage of sales for the three months ended September 30, 2013 decreased to 28.0% as compared to 31.1% in the prior year comparative period, primarily due to higher raw material costs and product mix. Gross margin percentage for the Specialty Products segment decreased by 1.2% primarily due to increased raw material costs. Gross margin percentage in the Food, Pharma & Nutrition segment decreased by 5.3% primarily due to higher raw material costs for human choline products. Gross margin percentage in the Animal Nutrition and Health segment decreased by 1.9%, principally due to higher costs of certain petro-chemical commodities used to manufacture choline and derivatives.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 were $7,546, as compared to $7,158 for the three months ended September 30, 2012, an increase of $388 or 5.4%. This was primarily due to additional outside services and professional fees of $168, and additional personnel related expenses, including recruiting and relocation, totaling approximately $146. Operating expenses were 8.6% of sales or 0.9 percentage points less than the operating expenses as a percent of sales in last year's comparable period. During the three months ended September 30, 2013 and 2012, the Company spent $876 and $897 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended September 30, 2013 increased to $16,976 as compared to $16,240 for the three months ended September 30, 2012, an increase of $736 or 4.5%. Earnings from operations as a percentage of sales (“operating margin”) for the three months ended September 30, 2013 decreased to 19.4% from 21.6% for the three months ended September 30, 2012, principally due to the aforementioned higher raw material costs and product mix. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $4,848, a decrease of $397 or 7.6%, primarily due to the above-noted increased raw material costs and certain higher operating expenses. Earnings from operations for Food, Pharma & Nutrition were $2,760, a decrease of $138 or 4.8%, due largely to the aforementioned higher raw material costs for human choline products. Earnings from operations for Animal Nutrition & Health increased by $1,271 to $9,368, a 15.7% increase from the prior year comparable period, principally due to the aforementioned higher volumes and operating efficiencies from these increased volumes, partially offset by higher costs of certain petro-chemical commodities used to manufacture choline and derivatives.

Other Expenses (Income)

Interest income for the three months ended September 30, 2013 totaled $65 as compared to $2 for the three months ended September 30, 2012. The Company has invested available cash primarily in certificates of deposit and money market investments that have been classified as cash equivalents due to the short maturities of these investments. Interest expense was $2 for the three months ended September 30, 2013 compared to $3 for the three months ended September 30, 2012. Other income of $21 for the three months ended September 30, 2013 is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies. Other expense of $14 for the three months ended September 30, 2012 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended September 30, 2013 and 2012 was 31.7% and 33.0%, respectively. This decrease in the effective tax rate is primarily attributable to the timing of certain tax credits and deductions.

Net Earnings

Principally as a result of the above-noted details, net earnings were $11,657 for the three months ended September 30, 2013, as compared with $10,873 for the three months ended September 30, 2012, an increase of 7.2%.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012.

Net Sales

Net sales for the nine months ended September 30, 2013 were $255,540 as compared with $230,333 for the nine months ended September 30, 2012, an increase of $25,207 or 10.9%. Net sales for the Specialty Products segment were $38,419 for the nine months ended September 30, 2013, as compared with $37,032 for the nine months ended September 30, 2012, an increase of $1,387 or 3.7%. Approximately 77% of this increase in sales was due to higher volumes of propylene oxide for use in industrial applications and nutmeat fumigation. The balance of the increased sales was principally from ethylene oxide products for medical device sterilization. Net sales for the Food, Pharma & Nutrition segment were $35,502 for the nine months ended September 30, 2013 compared with $33,406 for the nine months ended September 30, 2012, an increase of $2,096 or 6.3%. This result was primarily due to a 7.2% increase in sales in the food sector, principally due to higher volumes and product mix of encapsulated ingredients for baking and food preservation end markets. Also contributing to the higher sales was an increase in sales of approximately 81% for VitaShure® products for nutritional enhancement, including sustained release amino acid products for sports performance products. Net sales of $181,619 were realized for the nine months ended September 30, 2013 for the Animal Nutrition & Health segment, as compared with $159,895 for the prior year comparable period, an increase of $21,724 or 13.6%. The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 4.6% sales growth from the prior year comparable period. The improvement was due to higher sales of non-AminoShure® products, which were up 24.4% compared with the prior year comparable period, and were led by strong volume growth of ReaShure®, NitroShure™ and chelated minerals. This was partially offset by lower volumes of AminoShure® products, related mainly to the adverse impact of the previously announced second quarter 2012 suspension of sales of AminoShure®-L, 52% lysine (the “Product”). Global feed grade choline product sales increased by 7.7% due to higher volumes and modest price increases, implemented globally, to partially offset increased raw material costs. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, including usage in fracking for natural gas. Industrial sales grew 28.2% over the prior year period with the increase coming primarily from higher volumes for usage in fracking. Sales for industrial applications comprised approximately 36% of the sales in this segment for the nine months ended September 30, 2013.

Gross Margin

Gross margin for the nine months ended September 30, 2013 increased to $73,639 compared to $67,140 for the nine months ended September 30, 2012, an increase of 9.7%. This $6,499 increase was principally a result of higher sales volumes. Gross margin percentage for the nine months ended September 30, 2013 decreased to 28.8% as compared to 29.1% in the prior year comparative period, primarily due to higher raw material costs. Gross margin percentage for the Specialty Products segment increased by 1.2% primarily due to product mix and operating efficiencies from increased volumes. Gross margin percentage in the Food, Pharma & Nutrition segment decreased by 3.2% primarily due to higher raw material costs for human choline products. Gross margin percentage in the Animal Nutrition and Health segment increased by 0.6%, principally due to operating efficiencies from increased volumes.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013 were $24,182, as compared to $22,400 for the nine months ended September 30, 2012, an increase of $1,782 or 8.0%. This was primarily due to an increase of employee headcount and additional compensation-related expenses totaling approximately $1,215, higher outside services and professional fees of $248 and increased advertising of $210. During the nine months ended September 30, 2013 and 2012, the Company spent $2,661 and $2,620 respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for the nine months ended September 30, 2013 increased to $49,457 as compared to $44,740 for the nine months ended September 30, 2012, an increase of $4,717 or 10.5%. Earnings from operations as a percentage of sales (“operating margin”) for the nine months ended September 30, 2013 remained flat at 19.4% when compared to the nine months ended September 30, 2012. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $15,036, an increase of $213 or 1.4%, primarily due to the above-noted higher sales of propylene oxide and operating efficiencies from increased volumes, partially offset by certain higher operating expenses. Earnings from operations for Food, Pharma & Nutrition were $8,536, a decrease of $460 or 5.1%, due largely to the aforementioned higher raw material costs for human choline products, which were partially offset by the previously-

noted higher sales. Earnings from operations for Animal Nutrition & Health increased by $4,964 to $25,885, a 23.7% increase from the prior year comparable period, principally due to the aforementioned higher sales and operating efficiencies from increased volumes, partially offset by certain higher operating expenses.

Other Expenses (Income)

Interest income for the nine months ended September 30, 2013 totaled $178 as compared to $9 for the nine months ended September 30, 2012. The Company has invested available cash primarily in certificates of deposit and money market investments that have been classified as cash equivalents due to the short maturities of these investments. Interest expense was $5 for the nine months ended September 30, 2013 compared to $8 for the nine months ended September 30, 2012. Other expense of $25 and $4 for the nine months ended September 30, 2013 and 2012, respectively, is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 was 31.2% and 32.7%, respectively. This decrease in the effective tax rate is primarily attributable to the timing of certain tax credits and deductions.

Net Earnings

Principally as a result of the above-noted details, net earnings were $34,127 for the nine months ended September 30, 2013, as compared with $30,113 for the nine months ended September 30, 2012, an increase of 13.3%.

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

During the nine months ended September 30, 2013, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. The Company is actively pursuing additional acquisition candidates. The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, necessary capital investments or other cash requirements should it deem it necessary to do so.

Cash

Cash and cash equivalents increased to $190,179 at September 30, 2013 from $144,737 at December 31, 2012 primarily resulting from the activity detailed below. At September 30, 2013, the Company had $5,801 of cash and cash equivalents held by our foreign subsidiaries. It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments as needed, and potentially invest in partnerships and/or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our operations in the U.S., we could be required to pay additional U.S. taxes to repatriate these funds. Working capital amounted to $233,099 at September 30, 2013 as compared to $181,675 at December 31, 2012, an increase of $51,424.

Operating Activities

Cash flows from operating activities provided $39,872 for the nine months ended September 30, 2013 compared to $44,361 for the nine months ended September 30, 2012. The decrease in cash flows from operating activities was primarily due to unfavorable changes in various components of working capital, particularly in inventories and accounts payable and accrued expenses, along with a less favorable change in income taxes.

Investing Activities

Capital expenditures were $6,644 for the nine months ended September 30, 2013 compared to $7,493 for the nine months ended September 30, 2012.  The capital expenditures for 2013 and 2012 were predominantly for the Company’s new manufacturing facility in Covington, Virginia.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,056,050 shares have been purchased, none of which remained in treasury at September 30, 2013. During the nine months ended September 30, 2013, a total of 1,882 shares have been purchased at an average cost of $45.47 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised totaled $6,742 and $1,312 for the nine months ended September 30, 2013 and 2012, respectively. Dividend payments were $-0- and $5,237 for the nine months ended September 30, 2013 and 2012, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of September 30, 2013 for this obligation is $1,381. The postretirement plan is not funded. Historical cash payments made under such plan have typically been less than $100 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2012 Annual Report on Form 10-K, during the nine months ended September 30, 2013.

Related Party Transactions

The Company was not engaged in related party transactions during the nine months ended September 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of September 30, 2013, the Company had no borrowings. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Date: November 5, 2013

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