Form 10-K
period 2013-12-31
BALCHEM CORP
filed 2014-02-27
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to_____ .

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
Yes ☐ No ☑

The aggregate market value of the common stock, par value $.06-2/3 per share (the “Common Stock”), issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the NASDAQ Global Market on June 30, 2013 was approximately $1,314,000,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's Common Stock was 30,307,616 as of February 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s proxy statement for its 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2013 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent states therein.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will,” “estimates,” “project” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. - Risk Factors” below, including the following:

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

The Company sells its products through its own sales force, independent distributors and sales agents. Financial information concerning the Company's business, business segments and geographic information appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 below and in the Notes to our Consolidated Financial Statements included under Item 8 below, which information is incorporated herein by reference.

The Company operates two domestic subsidiaries which are wholly-owned: BCP Ingredients, Inc. (“BCP”), a Delaware corporation, and Aberco, Inc. (“Aberco”), a Maryland corporation. We also operate three wholly-owned subsidiaries in Europe: Balchem BV and Balchem Trading BV, both Dutch limited liability companies, and Balchem Italia Srl, an Italian limited liability company. As of December 31, 2013, Balchem Trading BV was merged into Balchem Italia Srl. Unless otherwise stated to the contrary, or unless the context otherwise requires, references to the Company in this report includes Balchem Corporation and its subsidiaries.

Food, Pharma & Nutrition

The Food, Pharma & Nutrition (“FPN”) segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also produce and market human grade choline nutrient products for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function.

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

Propylene oxide is marketed and sold as a fumigant to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in shell and processed nut meats (except peanuts), processed spices, cacao beans, cocoa powder, raisins, figs and prunes. We distribute our propylene oxide product primarily in recyclable, single-walled, carbon steel cylinders according to standards outlined by the EPA and the DOT. Our inventory of these cylinders also represents a significant capital investment. Propylene oxide is also sold to customers seeking smaller (as opposed to bulk) quantities and whose requirements include utilization in various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings.

Animal Nutrition & Health

Our Animal Nutrition & Health (“ANH”) segment provides the animal nutrition market with nutritional products derived from our microencapsulation and chelation technologies in addition to basic choline chloride. Commercial sales of REASHURE® Choline, an encapsulated choline product, NITROSHURETM, an encapsulated urea supplement, and NIASHURETM, our microencapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. Our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health conditions in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications predominately as a component for hydraulic fracturing of shale natural gas wells. The ANH segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

Raw Materials

The raw materials utilized by the Company in the manufacture of its products are sourced from suppliers both domestically and internationally. Such raw materials include materials derived from petrochemicals, minerals, metals and other readily available commodities and are subject to price fluctuations due to market conditions. The Company is not experiencing any current difficulties in procuring such materials and does not anticipate any such problems; however, we cannot assure that will always be the case.

Intellectual Property

The Company currently holds 16 patents in the United States and overseas and uses certain trade-names and trademarks. It also uses know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of its products. Formulae and know-how are of particular importance in the manufacture of a number of the Company’s proprietary products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is currently so material to the Company that the expiration or termination of any single patent or group of patents would materially affect its business. Our U.S. patents expire between 2016 and 2024. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, technical sales efforts and market conditions, rather than on patent protection.

Seasonality

In general, the businesses of our segments are not seasonal to any material extent.

Backlog

At December 31, 2013, the Company had a total backlog of $12,496,000 (including $9,236,000 for the ANH segment; $2,606,000 for the FPN segment and $654,000 for the Specialty Products segment), as compared to a total backlog of $13,772,000 at December 31, 2012 (including $10,722,000 for the ANH segment; $2,497,000 for the FPN segment and $553,000 for the Specialty Products segment). It has generally been the Company’s policy and practice to maintain an inventory of finished products and/or component materials for its segments to enable it to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2014 fiscal year.

Competition

Our competitors include many large and small companies, some of which have greater financial, research and development, production and other resources than the Company. Competition in the encapsulation markets served by the Company is based primarily on product performance, customer support, quality, service and price. The development of new and improved products is important to the Company’s success. This competitive environment requires substantial investments in product and manufacturing process research and development. In addition, the winning and retention of customer acceptance of the Company’s food and nutrition products involve substantial expenditures for application testing, either internally or at customer/prospect sites, and sales efforts. Our competition in this market includes a variety of ingredient and nutritional supplement companies many of which are privately-held. Therefore, it is difficult to assess the size of all of our segment competitors or where we rank in comparison to such privately-held competitors.

In the specialty products segment, the Company products face competition from alternative sterilizing technologies and products. Competition in this marketplace is based primarily on medical device compositions, product performance, customer support, quality, service and price. Our competition in this market includes sterilization companies, a number of which are privately-held. Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors. We do, however, conduct an informal survey which indicates that our market share is modestly growing. We are focused on the North American market due to EPA, United States Food and Drug Administration (“FDA”) and DOT regulations that are not yet required globally.

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

Research & Development

During the years ended December 31, 2013, 2012 and 2011, the Company incurred research and development expenses of approximately $3.6 million, $3.4 million and $2.9 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes. During the year ended December 31, 2013, an average of 17 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

The Company prioritizes its product development activities in an effort to allocate resources to those product candidates that, the Company believes, have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and needs, status of its proprietary rights, technical feasibility, expected and known product attributes, and estimated costs to bring the product to market.

Capital Projects

Capital expenditures were approximately $8.2 million, $13.9 million and $6.6 million for 2013, 2012 and 2011, respectively. For 2013 and 2012, respectively, $3.3 million and $7.3 million of the capital expenditures were for the Company’s new manufacturing facility in Covington, Virginia. Capital expenditures are projected to range from $14.0 million to $15.0 million for 2014.

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

With respect to the treatment of spices with ethylene oxide, the EPA prohibited its use for the treatment of basil, effective August 1, 2007, but allows the continuing use of ethylene oxide to treat all other spices, provided a mandated treatment method is used beginning August 1, 2008. During 2009, the EPA mandated that a toxicity study be performed on ethylene chlorohydrin, which is a “residue of concern,” according to the EPA. This study was financed by an industry trade association of which we are a member and was submitted to the EPA in March 2012. At this time, review of this study has not been completed.  When the review is completed, we anticipate the results will not negatively impact the use of ethylene oxide to treat spices.

In April 2008, the EPA issued a RED (“Reregistration Eligibility Decision”) for ethylene oxide which permitted the continued use of ethylene oxide “to sterilize medical or laboratory equipment, pharmaceuticals, and aseptic packaging, or to reduce microbial load on musical instruments, cosmetics, whole and ground spices and other seasoning materials and artifacts, archival material or library objects.” Recently, however, the EPA initiated a new registration review of ethylene oxide. A Preliminary Work Plan (PWP) was issued in September 2013, and the final Work Plan is scheduled to be issued in March 2014 with a target date of September 2021 for issuance of the final decision. As part of the registration review process, along with other industry representatives, we have met with the EPA to discuss these proposed data requirements. While the EPA will likely request additional testing, we believe that the use of ethylene oxide will continue to be permitted. The product, when used as a sterilant for certain medical devices, has no known equally effective substitute. Management believes absence of availability of this product could not be easily tolerated by various medical device manufacturers or the health care industry due to the resultant infection potential.

Similarly, the EPA issued a RED for propylene oxide in August 2006. At that time, the EPA “determined that products containing the active ingredient PPO [propylene oxide] are eligible for reregistration provided that…risk mitigation measures…are adopted.” Our product label was amended as required to reflect these mitigation measures and also to show that propylene oxide has been reclassified as a restricted use pesticide. Additionally, the EPA also recently initiated a new registration review of propylene oxide. A Preliminary Work Plan was issued by the EPA in September 2013, and the final Work Plan is scheduled to be issued in March 2014. The EPA anticipates this review process will take seven years. It is likely that we will be required to perform additional testing, however, at this time, we believe that the use of propylene oxide to treat nuts and spices will continue to be permitted.

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

Employees

As of January 31, 2014, the Company employed approximately 387 persons. Approximately 84 employees at our Marano, Ticino, Italy facility are covered by a national collective bargaining agreement, which expires in 2015. Approximately 67 employees at the Company’s Verona, Missouri facility are covered by a collective bargaining agreement, which expires in 2017.

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

Our business is subject to a high degree of risk and uncertainty, including the following risks and uncertainties, which could adversely affect our business, financial condition, results of operation, cash flows and the trading price of our Common Stock:

Global economic conditions may adversely affect our business, operating results and financial condition.

Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions, may adversely impact the markets in which we operate. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products which would reduce our revenues and profitability. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and cash flow would be negatively impacted. We cannot predict the timing, depth or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the markets in which we operate. Also, at any point in time we have funds in our cash accounts that are with third party financial institutions. These balances in the U.S. exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our accounts, these balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

 Increased competition could hurt our business and financial results.

We face competition in our markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than we do. Our competitive position is based principally on performance, quality, customer support, service, breadth of product line, manufacturing or packaging technology and the selling prices of our products. Our competitors may improve the design and performance of their products and introduce new products with competitive price and performance characteristics. We expect to do the same to maintain our current competitive position and market share.

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

For the year ended December 31, 2013, approximately 32% of our net sales consisted of sales outside the United States. In addition, we conduct a portion of our manufacturing outside the United States. International sales are subject to inherent risks. The majority of our foreign sales occur through our foreign subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

We may, from time to time, experience problems in our labor relations.

In North America, approximately 67 employees, or 22% of our North American workforce, as of December 31, 2013, are represented by a union under a single collective bargaining agreement, which was re-negotiated and is effective as of July 9, 2012. It will expire in 2017. In Europe, approximately 84 employees are covered by a collective bargaining agreement, which was also re-negotiated in 2012 and will expire in 2015. We believe that our present labor relations with all of our union employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. Similarly, if our relations with the union portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected.

Our international operations subject us to currency translation risk and currency transaction risk which could cause our results to fluctuate from period to period.

The financial condition and results of operations of our foreign subsidiaries are reported in Euros and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies in recent years have fluctuated and may do so in the future. Furthermore, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency different than the functional currency. Given the volatility of exchange rates, we may not be able to effectively manage our currency transactions and/or translation risks. Volatility in currency exchange rates could impact our business and financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In 2012, the Company entered into a six (6) year lease extension for its 20,000 square foot office space in New Hampton, New York. The office space is serving as the Company’s general offices and as laboratory facilities for certain of the Company’s businesses.

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

Our Common Stock is listed on the Nasdaq Global Market under the symbol “BCPC.”

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

The high and low closing prices for the Common Stock as recorded for each quarterly period during the years ended December 31, 2013 and 2012 were as follows:

Quarterly Period	High	Low
Ended March 31, 2013	$43.94	$36.07
Ended June 30, 2013	48.52	41.67
Ended September 30, 2013	53.44	44.45
Ended December 31, 2013	59.43	50.12

Quarterly Period	High	Low
Ended March 31, 2012	$41.81	$26.60
Ended June 30, 2012	32.61	27.35
Ended September 30, 2012	37.98	32.59
Ended December 31, 2012	37.95	31.65

On February 21, 2014, the closing price for the Common Stock on the Nasdaq Global Market was $49.81.

(b)	Record Holders.

As of February 21, 2014, the approximate number of holders of record of the Company’s Common Stock was 139. Such number does not include stockholders who hold their stock in street name. As of February 21, 2014, the total number of beneficial owners of the Company's Common Stock is estimated to be approximately 18,276.

(c)	Dividends.

            The Company declared cash dividends of $0.26 and $0.22 per share on its Common Stock during its fiscal years ended December 31, 2013 and 2012, respectively.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

(e)	Performance Graph.

The graph below sets forth the cumulative total stockholder return on the Company's Common Stock (referred to in the table as “BCPC”) for the five years ended December 31, 2013, the overall stock market return during such period for shares comprising the Russell 2000® Index (which the Company believes includes companies with market capitalization similar to that of the Company), and the overall stock market return during such period for shares comprising the Dow Jones U.S. Specialty Chemicals Index, in each case assuming a comparable initial investment of $100 on December 31, 2008 and the subsequent reinvestment of dividends. The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index. In light of the Company's industry segments, the Company does not believe that published industry-specific indices are necessarily representative of stocks comparable to the Company. Nevertheless, the Company considers the Dow Jones U.S. Specialty Chemicals Index to be potentially useful as a peer group index with respect to the Company. The performance of the Company's Common Stock shown on the graph below is historical only and not indicative of future performance.

Item 6.	Selected Financial Data

The selected statements of operations data set forth below for the three years in the period ended December 31, 2013 and the selected balance sheet data as of December 31, 2013 and 2012 have been derived from our Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC. The following information should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere herein.

Earnings per share and dividend amounts reflect the December 2009 three-for-two stock split (effected by means of a stock dividend).

(In thousands, except per share data)

Year ended December 31,	2013	2012	2011	2010	2009
Statement of Operations Data
Net sales	$337,173	$310,393	$291,867	$255,071	$219,438
Earnings before income tax expense	65,818	59,844	56,738	50,131	40,602
Income tax expense	20,944	19,839	17,973	16,854	13,817
Net earnings	44,874	40,005	38,765	33,277	26,785
Basic net earnings per common share	$1.51	$1.38	$1.36	$1.19	$.98
Diluted net earnings per common share	$1.45	$1.32	$1.28	$1.12	$.93

At December 31,	2013	2012	2011	2010	2009
Balance Sheet Data
Total assets	$376,872	$312,545	$271,717	$228,624	$187,813
Long-term debt (including current portion)	-	-	1,410	4,914	6,783
Other long-term obligations	3,877	3,431	2,788	2,575	1,825
Total stockholders’ equity	331,358	273,012	232,009	187,467	147,143
Dividends per common share	$.26	$.22	$.18	$.15	$.11

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Propylene oxide is marketed and sold as a fumigant to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in shell and processed nut meats (except peanuts), processed spices, cacao beans, cocoa powder, raisins, figs and prunes. We distribute our propylene oxide product primarily in recyclable, single-walled, carbon steel cylinders according to standards outlined by the EPA and the DOT. Our inventory of these cylinders also represents a significant capital investment. Propylene oxide is also sold to customers seeking smaller (as opposed to bulk) quantities and whose requirements include utilization in various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings.

Management believes that future success in this segment is highly dependent on the Company’s ability to maintain its strong reputation for excellent quality, safety and customer service.

Food, Pharma & Nutrition

The Food, Pharma & Nutrition (“FPN”) segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also produce and market human grade choline nutrient products for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function.

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

Animal Nutrition & Health

Our Animal Nutrition & Health (“ANH”) segment provides the animal nutrition market with nutritional products derived from our microencapsulation and chelation technologies in addition to basic choline chloride. Commercial sales of REASHURE® Choline, an encapsulated choline product, NITROSHURETM, an encapsulated urea supplement, and NIASHURETM, our microencapsulated niacin product for dairy cows, boosts health and milk production in transition and lactating dairy cows, delivering nutrient supplements that survive the rumen and are biologically available, providing required nutritional levels. Our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for animal health, predominantly to the poultry and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine. Certain derivatives of choline chloride are also manufactured and sold into industrial applications predominately as a component for hydraulic fracturing of shale natural gas wells. The ANH segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are also used in a wide range of industrial applications.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2013, 2012 and 2011 (in thousands):

Business Segment Net Sales:
	2013	2012	2011
Specialty Products	$51,086	$49,990	$47,851
Food, Pharma & Nutrition	47,569	44,070	42,525
Animal Nutrition & Health	238,518	216,333	201,491
Total	$337,173	$310,393	$291,867

Business Segment Earnings From Operations:
	2013	2012	2011
Specialty Products	$20,224	$20,332	$18,636
Food, Pharma & Nutrition	11,233	11,335	11,113
Animal Nutrition & Health	34,145	28,110	26,476
Total	$65,602	$59,777	$56,225

Fiscal Year 2013 compared to Fiscal Year 2012
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2013 were $337,173 as compared with $310,393 for 2012, an increase of $26,780 or 8.6%. Net sales for the Specialty Products segment were $51,086 for 2013, as compared with $49,990 for 2012, an increase of $1,096 or 2.2%. Approximately 79% of this increase in sales was from propylene oxide products for use in industrial applications and nutmeat fumigation. The balance of the increased sales is principally a result of higher sales from ethylene oxide products for use in medical device sterilization. Net sales for the Food, Pharma & Nutrition segment were $47,569 for 2013 compared with $44,070 for 2012, an increase of $3,499 or 7.9%. This result was primarily due to a 10.2% increase in sales in the food sector, principally due to higher volumes and product mix of encapsulated ingredients for baking and food preservation end markets. Also contributing to the higher sales was an increase in sales of 28.2% for VitaShure® products for nutritional enhancement, including sustained release amino acid products for sports performance products. Net sales of $238,518 were realized for 2013 for the Animal Nutrition & Health segment, as compared with $216,333 for the prior year, an increase of $22,185 or 10.3%.  The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 6.6% sales growth from the prior year comparable period. The improvement was due to higher sales of non-AminoShure® products, which were up 22.5% compared with prior year, and were led by strong volume growth of ReaShure, NitroShure and chelated minerals. This was partially offset by lower volumes of AminoShure products, related mainly to the adverse impact of the previously announced suspension of sales of AminoShure–L, 52% lysine (the “Product”) in the second quarter of 2012. Global feed grade choline product sales increased by approximately 5.1% due to modest price increases, implemented globally, to partially offset increased raw material costs. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, including usage in fracking for natural gas. Industrial sales grew 20.4% over the prior year with the increase coming primarily from higher volumes for usage in fracking. Sales for industrial applications comprised approximately 34.7% of the sales in this segment for 2013.

Gross Margin

Gross margin for 2013 increased to $97,421 compared to $89,539 for 2012, an increase of 8.8%. This $7,882 increase was principally a result of higher sales volumes. Gross margin percentage for 2013 increased to 28.9% as compared to 28.8% in the prior year comparative period, primarily due to operating efficiencies from higher volumes, which were partially offset by increases in certain key raw material costs. Gross margin percentage for the Specialty Products segment increased by 0.7% primarily due to product mix and operating efficiencies from higher volumes. Gross margin percentage in the Food, Pharma & Nutrition segment decreased by 2.3% primarily due to higher raw material costs for human choline products. Gross margin percentage in the Animal Nutrition and Health segment increased by 0.9%, principally due to operating efficiencies from increased volumes.

Operating Expenses

Operating expenses for 2013 were $31,819, as compared to $29,762 for 2012, an increase of $2,057 or 6.9%. This was principally due to an increase of employee headcount and additional compensation-related expenses totaling $1,039, higher outside services and professional fees of $277 and increased advertising of $238. Operating expenses were 9.4% of sales or 0.2 percentage points less than the operating expenses as a percentage of sales in the prior year. During 2013 and 2012, the Company spent $3,622 and $3,422 respectively, on research and development programs, most of which pertained to the Company’s Food, Pharma & Nutrition and Animal Nutrition & Health segments.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for 2013 were $65,602 as compared to $59,777 for 2012, an increase of $5,825 or 9.7%. Earnings from operations as a percentage of sales (“operating margin”) for 2013 increased to 19.5% from 19.3% for 2012. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $20,224, a decrease of $108 or 0.5%, primarily due to certain higher operating expenses, which were partially offset by the above-noted higher sales of propylene oxide and operating efficiencies from increased volumes. Earnings from operations for Food, Pharma & Nutrition were $11,233, a decrease of $102 or 0.9%, due largely to the aforementioned higher raw material costs for human choline products, which were partially offset by the previously-noted higher sales. Earnings from operations for Animal Nutrition & Health increased by $6,035 or 21.5% to $34,145, principally due to the aforementioned higher sales and operating efficiencies from increased volumes, partially offset by certain higher operating expenses.

Other Expenses (Income)

Interest income for 2013 totaled $277 as compared to $10 for 2012. The Company has invested available cash primarily in certificates of deposit and money market investments that have been classified as cash equivalents due to the short maturities of these investments. Interest expense was $24 for 2013 compared to $10 for 2012. Other expense of $37 for 2013 is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the US Dollar (the reporting currency) and foreign functional currencies. Other income of $67 for 2012 is primarily the result of a favorable adjustment related to a prior year sale of a non-core calcium carbonate product line.

Income Tax Expense

The Company’s effective tax rate for 2013 and 2012 was 31.8% and 33.2%, respectively. This decrease in the effective tax rate is primarily attributable to the timing of certain tax credits and deductions.

Net Earnings

Principally as a result of the above-noted details, net earnings were $44,874 for 2013, as compared with $40,005 for 2012, an increase 12.2%.

Fiscal Year 2012 compared to Fiscal Year 2011
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2012 were $310,393 as compared with $291,867 for 2011, an increase of $18,526 or 6.3%. Net sales for the Specialty Products segment were $49,990 for 2012, as compared with $47,851 for 2011, an increase of $2,139 or 4.5%. Approximately 83% of this increase in sales was from ethylene oxide products for medical device sterilization, resulting from higher volumes and modest price increases to partially offset rising raw material costs. The balance of the increase is principally a result of higher sales from propylene oxide for use in the fumigation of certain nut meats and spice fumigation. Net sales for the Food, Pharma & Nutrition segment were $44,070 for 2012 compared with $42,525 for 2011, an increase of $1,545 or 3.6%. This result was primarily due to a $2,547 increase in sales of human choline for both food applications and the supplement markets. Partially offsetting this was a 6.1% decrease in sales in the food market, principally due to lower volumes sold of encapsulated ingredients. Also offsetting the increased sales was lower sales of calcium products, which were down approximately $301, a result of our having sold this product line in late 2010, but which was still winding down in 2011. Net sales of $216,333 were realized for 2012 for the Animal Nutrition & Health segment, as compared with $201,491 for the prior year comparable period, an increase of $14,842 or 7.4%. The ANH specialty ingredients, largely targeted to the ruminant and companion animal markets, realized 22.3% sales growth from the prior year comparable period. The improvement was due to volume increases, as some regional improvement in global dairy economics supported greater demand, particularly for our rumen protected choline, lysine, and methionine products. However, during the second quarter of 2012, the Company announced a decision to suspend sales of its AminoShure–L, 52% lysine. There were no safety concerns relating to the Product; however, research indicated that the lysine bioavailability of the Product was lower than originally designed and projected, hence found to not meet our internal expectations. The sales credits issued related to this decision were approximately $1.0 million in this period. Global feed grade choline product sales decreased by approximately 2.4% due to lower volumes, partially offset by modest price increases, implemented globally, partially offsetting rising raw material costs. In addition, sales of the Company’s European produced product were unfavorably impacted by foreign currency fluctuations totaling $2,838 or a 2.7% decline in global feed grade choline product sales. The Company experienced increased sales of various choline and choline derivative products used for industrial applications, predominantly in North America, including usage in fracking for natural gas. Industrial sales grew 16.1% over the prior year with the increase coming primarily from higher volumes for usage in fracking, along with increased average selling prices, which partially offset rising raw material costs. Sales for industrial applications comprised approximately 31.8% of the sales in this segment for 2012.

Gross Margin

Gross margin for 2012 increased to $89,539 compared to $86,001 for 2011, an increase of 4.1%. This $3,538 increase was principally a result of higher sales and a favorable product mix, partially offset by increased raw material costs and approximately $800 due to the net effect of the aforementioned Product sales suspension. Gross margin percentage for 2012 decreased to 28.8% as compared to 29.5% in the prior year, primarily due to increases in certain key raw material costs and the impact of the Product sales suspension. Partially offsetting this was a favorable product mix. Gross margin percentage for the Specialty Products segment increased by 0.7% primarily due to a favorable product mix. Gross margin percentage in the Food, Pharma & Nutrition segment decreased by 0.8% primarily due to higher raw material costs and an unfavorable product mix. Partially offsetting this was the sale of the non-core calcium carbonate product line in the fourth quarter of 2010, which was winding down in 2011. Gross margin percentage in the Animal Nutrition and Health segment decreased by 0.6%, principally from increases in the cost of certain petro-chemical raw materials used to manufacture choline and the impact of the Product sales suspension, partially offset by higher overall Animal Nutrition & Health sales volumes and a favorable product mix.

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

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for 2012 increased to $59,777 as compared to $56,225 for 2011, an increase of $3,552 or 6.3%. Earnings from operations as a percentage of sales (“operating margin”) for 2012 was 19.3%, which was equivalent to 2011. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for the Specialty Products segment were $20,332, an increase of $1,696 or 9.1%, primarily due to the above-noted higher sales of ethylene oxide and propylene oxide, and certain lower operating expenses. This was partially offset by the aforementioned higher raw material costs. Earnings from operations for Food, Pharma & Nutrition were $11,335, an increase of $222 or 2.0%, due largely to the above-noted increased sales of human choline products and the sale of the non-core calcium carbonate product line in the fourth quarter of 2010, which generated an operating loss in 2011. Partially offsetting this was lower sales volumes in the food market and higher raw material costs. Earnings from operations for Animal Nutrition & Health increased by $1,634 to $28,110, a 6.2% increase from the prior year comparable period, principally due to the aforementioned increased sales, favorable product mix, and certain lower operating expenses, partially offset by increases in the cost of certain petro-chemical raw materials used to manufacture choline and the impact of the Product sales suspension.

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

LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

Contractual Obligations

The Company's contractual obligations as of December 31, 2013, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$3,939	$921	$1,607	$1,144	$267
Purchase obligations (2)	8,043	8,043	-	-	-
Total	$11,982	$8,964	$1,607	$1,144	$267

(1)	Principally includes obligations associated with future minimum non-cancelable operating lease obligations (including the headquarters office space entered into in 2002 and extended in 2012 for six (6) years).

(2)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

 The table above excludes a $2,374 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

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

Cash

Cash and cash equivalents increased to $208,747 at December 31, 2013 from $144,737 at December 31, 2012 primarily resulting from the activity detailed below. At December 31, 2013, the Company had $6,799 of cash and cash equivalents held by our foreign subsidiaries. It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments as needed and potentially invest in additional acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our operations in the U.S., we could be required to pay additional U.S. taxes to repatriate these funds. Working capital amounted to $242,021 at December 31, 2013 as compared to $181,675 at December 31, 2012, an increase of $60,346.

Operating Activities

Cash flows from operating activities provided $55,692 for 2013 compared to $53,781 for 2012.  The increase in cash flows from operating activities was primarily due to higher net earnings, partially offset by unfavorable changes in various components of working capital, particularly in inventories and accounts payable and accrued expenses, along with income taxes.

Investing Activities

Capital expenditures were $8,187 for 2013 compared to $13,883 for 2012. In 2013 and 2012, respectively, $3,341 and $7,281 of the capital expenditures were for the Company’s new manufacturing facility in Covington, Virginia.

Financing Activities

At December 31, 2013 and December 31, 2012, the Company had no debt outstanding.

Proceeds from stock options exercised and restricted shares purchased totaled $9,082, $1,905 and $4,451 for 2013, 2012 and 2011, respectively. Dividend payments were $-0-, $11,703, and $4,311 for 2013, 2012 and 2011, respectively. $6,466, or $0.22 per share, of the 2012 dividend payments represents an accelerated dividend in 2012 that would normally have been paid in the first quarter of 2013, but was accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012.

 Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of December 31, 2013 for this obligation is $1,152.
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

Long-lived assets

Long-lived assets, such as property, plant, and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. For the year ended December 31, 2013, there were no triggering events which required asset impairment reviews.

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

As of December 31, 2012, the Company adopted ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). During 2012, the Company changed the date of its annual goodwill impairment test from December 31 to October 1 for all reporting units. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company believes this change is preferable as it better aligns the impairment test with the Company’s close processes and allows additional time to accurately complete the impairment testing process in order to incorporate the results in its annual financial statements and timely file those statements with the SEC. The Company first assesses qualitative factors to determine whether it is “more likely than not” (i.e. a likelihood of more than 50%) that the fair values of our reporting units are less than their respective carrying amounts, including goodwill, as a basis for determining whether it is necessary to perform the two step goodwill impairment test.  If determined to be necessary, the two step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company has an unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test.

As of October 1, 2013, the Company opted to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test. We assessed the fair values of our reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for our conclusions.  Our estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal values and future economic and market conditions.  Our assessment concluded that the fair values of the three reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the three reporting units was not considered impaired. The Company may resume performing the qualitative assessment in subsequent periods.

As of October 1, 2012 and December 31, 2011, the Company performed a qualitative assessment of whether there was an indication that goodwill was impaired.  In connection therewith, the Company determined that it was not “more likely than not” that the fair values of its three reporting units are less than their respective carrying amounts, including goodwill. Accordingly the Company was not required to perform any further impairment tests.

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

Post-employment Benefits

The Company provides life insurance and health care benefits for certain eligible retirees and health care benefits for certain retirees’ eligible survivors. The costs and obligations related to these benefits reflect the Company’s assumptions as to general economic conditions and health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

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

Stock-based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options is based on the Company’s historical experience of employees’ exercise behavior. As stock-based compensation expense recognized in the Consolidated Statements of Earnings is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of ASC 718, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period. See Note 2 in Notes to Consolidated Financial Statements for additional information.

New Accounting Pronouncements:

See Note 1 in the Notes to Consolidated Financial Statements regarding recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of December 31, 2013, the Company had no borrowings. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Balchem Corporation

We have audited the accompanying consolidated balance sheets of Balchem Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013, and the financial statement schedule of Balchem Corporation listed in the Index at Item 8. We also have audited Balchem Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Balchem Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America, and, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion,

Balchem Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ McGladrey LLP
New York, New York
February 27, 2014

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2013 and 2012
(Dollars in thousands, except share and per share data)

	2013	2012

Current assets:
Cash and cash equivalents	$208,747	$144,737
Accounts receivable, net of allowance for doubtful accounts of $115 at December 31, 2013 and 2012	39,386	41,999
Inventories	24,824	20,693
Prepaid expenses	2,580	3,048
Prepaid income taxes	899	326
Deferred income taxes	893	593
Other current assets	445	513
Total current assets	277,774	211,909

Property, plant and equipment, net	54,916	52,725

Goodwill	28,515	28,515
Intangible assets with finite lives, net	15,126	18,858
Other assets	541	538
Total assets	$376,872	$312,545

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$12,395	$14,276
Accrued expenses	10,732	11,820
Accrued compensation and other benefits	4,770	4,138
Dividends payable	7,856	-
Total current liabilities	35,753	30,234

Deferred income taxes	5,884	5,868
Other long-term obligations	3,877	3,431
Total liabilities	45,514	39,533

Commitments and contingencies (note 9)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 30,225,763 shares issued and outstanding at December 31, 2013 and 29,454,171 shares issued and outstanding at December 31, 2012	2,016	1,964
Additional paid-in capital	77,517	57,198
Retained earnings	251,627	214,609
Accumulated other comprehensive income (loss)	198	(759)
Total stockholders' equity	331,358	273,012

Total liabilities and stockholders' equity	$376,872	$312,545

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	2011

Net sales	$337,173	$310,393	$291,867

Cost of sales	239,752	220,854	205,866

Gross margin	97,421	89,539	86,001

Operating expenses:
Selling expenses	15,920	15,934	16,284
Research and development expenses	3,622	3,422	2,890
General and administrative expenses	12,277	10,406	10,602
	31,819	29,762	29,776

Earnings from operations	65,602	59,777	56,225

Other expenses (income):

Interest income	(277)	(10)	(184)
Interest expense	24	10	84
Other, net	37	(67)	(413)

Earnings before income tax expense	65,818	59,844	56,738

Income tax expense	20,944	19,839	17,973

Net earnings	$44,874	$40,005	$38,765

Basic net earnings per common share	$1.51	$1.38	$1.36

Diluted net earnings per common share	$1.45	$1.32	$1.28

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011

Net earnings	$44,874	$40,005	$38,765

Other comprehensive income (loss), net of tax:

Net foreign currency translation adjustment	854	342	(475)

Net change in postretirement benefit plan, net of taxes of $60, $86, and $48 at December 31, 2013, 2012, and 2011, respectively	103	(163)	86

Other comprehensive income (loss)	957	179	(389)

Comprehensive income	$45,831	$40,184	$38,376

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except share and per share data)

	Total Stockholders'	Retained	Accumulated Other Comprehensive	Common Stock		Treasury Stock		Additional Paid-in
	Equity	Earnings	Income (Loss)	Shares	Amount	Shares	Amount	Capital

Balance - December 31, 2010	$187,467	$147,542	$(549)	28,752,325	$1,917	-	$-	$38,557

Net earnings	38,765	38,765	-	-	-	-	-	-
Other comprehensive loss	(389)	-	(389)	-	-	-	-	-
Dividends ($.18 per share)	(5,237)	(5,237)	-	-	-	-	-	-
Treasury shares purchased	(109)	-	-	-	-	(19,545)	(109)	-
Shares issued under employee benefit plans and other	475	-	-	10,962	1	1,280	51	423
Shares and options issued under stock plans and an income tax benefit of $2,894	11,037	-	-	402,434	26	18,265	58	10,953

Balance - December 31, 2011	232,009	181,070	(938)	29,165,721	1,944	-	-	49,933

Net earnings	40,005	40,005	-	-	-	-	-	-
Other comprehensive income	179	-	179	-	-	-	-	-
Dividends ($.22 per share)	(6,466)	(6,466)	-	-	-	-	-	-
Treasury shares purchased	(1,699)	-	-	-	-	(43,680)	(1,699)	-
Shares issued under employee benefit plans and other	311	-	-	10,145	1	-	-	310
Shares and options issued under stock plans and an income tax benefit of $2,862	8,673	-	-	278,305	19	43,680	1,699	6,955

Balance - December 31, 2012	273,012	214,609	(759)	29,454,171	1,964	-	-	57,198

Net earnings	44,874	44,874	-	-	-	-	-	-
Other comprehensive income	957	-	957	-	-	-	-	-
Dividends ($.26 per share)	(7,856)	(7,856)	-	-	-	-	-	-
Treasury shares purchased	(1,925)	-	-	-	-	(33,566)	(1,925)	-
Shares and options issued under stock plans and an income tax benefit of $9,397	22,296	-	-	771,592	52	33,566	1,925	20,319

Balance - December 31, 2013	$331,358	$251,627	$198	30,225,763	$2,016	-	$-	$77,517

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011

Cash flows from operating activities:
Net earnings	$44,874	$40,005	$38,765

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,474	9,641	9,291
Stock compensation expense	3,817	3,906	3,692
Shares issued under employee benefit plans	-	311	475
Deferred income taxes	(315)	(92)	307
Provision for (recovery of) doubtful accounts	-	57	(27)
Foreign currency transaction loss	92	88	197
Loss on impairment of assets	-	-	94
Changes in assets and liabilities
Accounts receivable	2,958	(7,642)	(2,697)
Inventories	(3,942)	(1,979)	(3,009)
Prepaid expenses and other current assets	495	(387)	(339)
Accounts payable and accrued expenses	(2,770)	5,775	739
Income taxes	(620)	3,890	(2,924)
Other	629	208	338
Net cash provided by operating activities	55,692	53,781	44,902

Cash flows from investing activities:
Capital expenditures	(8,187)	(13,883)	(6,612)
Proceeds from sale of property, plant and equipment	40	-	28
Intangible assets acquired	(230)	(121)	(25)
Net cash used in investing activities	(8,377)	(14,004)	(6,609)

Cash flows from financing activities:
Proceeds from long-term debt	-	178	-
Principal payments on long-term debt	-	(1,386)	(3,557)
Repayments of short-term obligations	(89)	-	-
Proceeds from stock options exercised and restricted shares purchased	9,082	1,905	4,451
Excess tax benefits from stock compensation	9,397	2,862	2,894
Dividends paid	-	(11,703)	(4,311)
Purchase of treasury stock	(1,925)	(1,699)	(109)
Net cash provided by (used in) financing activities	16,465	(9,843)	(632)

Effect of exchange rate changes on cash	230	22	(133)

Increase in cash and cash equivalents	64,010	29,956	37,528

Cash and cash equivalents beginning of period	144,737	114,781	77,253
Cash and cash equivalents end of period	$208,747	$144,737	$114,781

Supplemental Cash Flow Information - see Note 12

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Balchem Corporation (including, unless the context otherwise requires, its wholly-owned subsidiaries, BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Trading BV, and Balchem Italia Srl (“Balchem” or the “Company”)), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical and medical sterilization industries. As of December 31, 2013, Balchem Trading BV was merged into Balchem Italia Srl.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company has funds in its cash accounts that are with third party financial institutions, primarily in certificates of deposit and money market funds. The Company’s U.S. cash balances at these financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Accounts Receivable

Credit terms are granted in the normal course of business to our customers. On-going credit evaluations are performed on our customers and credit limits are adjusted based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. Collections and payments from customers are continuously monitored and allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments are maintained. Estimated losses are based on historical experience and any specific customer collection issues identified.

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

Business Concentrations

Financial instruments that subject the Company to credit risk consist primarily of certificates of deposit, money market investments and accounts receivable. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. The majority of the Company’s customers are major national or international corporations. In 2013, 2012 and 2011, no customer accounted for more than 10% of total net sales.

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

As of December 31, 2012, the Company adopted ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). During 2012, the Company changed the date of its annual goodwill impairment test from December 31 to October 1 for all reporting units. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company believes this change is preferable as it better aligns the impairment test with the Company’s close processes and allows additional time to accurately complete the impairment testing process in order to incorporate the results in its annual financial statements and timely file those statements with the SEC. The Company first assesses qualitative factors to determine whether it is “more likely than not” (i.e. a likelihood of more than 50%) that the fair values of our reporting units are less than their respective carrying amounts, including goodwill, as a basis for determining whether it  is necessary to perform the two step goodwill impairment test.  If determined to be necessary, the two step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company has an unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test.

As of October 1, 2013, the Company opted to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test. We assessed the fair values of our reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for our conclusions.  Our estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal values and future economic and market conditions.  Our assessment concluded that the fair values of the three reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the three reporting units is not considered impaired. The Company may resume performing the qualitative assessment in subsequent periods.

As of October 1, 2012 and December 31, 2011, the Company performed a qualitative assessment of whether there was an indication that goodwill was impaired.  In connection therewith, the Company determined that it was not “more likely than not” that the fair values of its three reporting units are less than their respective carrying amounts, including goodwill. Accordingly the Company was not required to perform any further impairment tests.

The Company had unamortized goodwill in the amount of $28,515 at December 31, 2013 and December 31, 2012, subject to the provisions of ASC 350.  Unamortized goodwill is allocated to the Company’s reportable segments as follows:

	2013	2012
Specialty Products	$7,160	$7,160
Food, Pharma and Nutrition	8,393	8,393
Animal Nutrition and Health	12,962	12,962
Total	$28,515	$28,515

The following intangible assets with finite lives are stated at cost and are amortized on a straight-line basis over the following estimated useful lives:

Amortization Period
(in years)
Customer lists	10
Regulatory registration costs	5 - 10
Patents & trade secrets	15 – 17
Trademarks & trade names	17
Other	5 - 10

For the year ended December 31, 2013, there were no triggering events which required asset impairment reviews.

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

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2013 and 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments.

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

The changes in accumulated other comprehensive income (loss) were as follows:

	Years Ended December 31,
	2013	2012	2011
Net foreign currency translation adjustment	$854	$342	$(475)

Net change in postretirement benefit plan (see Note 8 for further information)
Net (loss)/gain arising during the period	162	(263)	112
Amortization of prior service credit	18	18	18
Amortization of (loss)/gain	(17)	(4)	4
Total before tax	163	(249)	134
Tax	(60)	86	(48)
Net of tax	103	(163)	86

Total other comprehensive income (loss)	$957	$179	$(389)

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

Additionally, since adoption of ASC 718, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $9,397, $2,862 and $2,894 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s results for the years ended December 31, 2013, 2012 and 2011 reflected the following compensation cost as a result of adopting ASC 718 and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Years Ended December 31,
	2013	2012	2011
Cost of sales	$607	$523	$582
Operating expenses	3,210	3,383	3,110
Net earnings	(2,370)	(2,469)	(2,340)

On December 31, 2013, the Company had one share-based compensation plan, which is described below (the “1999 Stock Plan”).

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

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of December 31, 2013, the plans had 4,278,910 shares available for future awards.

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

	Years Ended
Weighted Average Assumptions:	2013	December 31, 2012	2011
Expected Volatility	39.2%	40.6%	36.3%
Expected Term (in years)	5.0	4.6	4.5
Risk-Free Interest Rate	1.0%	0.7%	1.4%
Dividend Yield	0.5%	0.5%	0.5%

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

A summary of stock option plan activity for 2013, 2012, and 2011 for all plans is as follows:

2013	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,543	$16.87
Granted	177	38.73
Exercised	(796)	11.40
Forfeited	(31)	33.90
Outstanding at end of year	1,893	$20.94
Exercisable at end of year	1,516	$17.64

2012	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,514	$14.68
Granted	276	30.35
Exercised	(231)	8.24
Forfeited	(16)	28.53
Outstanding at end of year	2,543	$16.87
Exercisable at end of year	2,155	$14.30

2011	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,955	$14.21
Granted	15	40.59
Exercised	(405)	10.98
Forfeited	(51)	24.54
Outstanding at end of year	2,514	$14.68
Exercisable at end of year	2,157	$12.35

The aggregate intrinsic value for outstanding stock options was $71,465, $49,845 and $65,043 at December 31, 2013, 2012 and 2011, respectively, with a weighted average remaining contractual term of 5.3 years at December 31, 2013. Exercisable stock options at December 31, 2013 had an aggregate intrinsic value of $62,235 with a weighted average remaining contractual term of 4.4 years.

Other information pertaining to option activity during the years ended December 31, 2013, 2012 and 2011 was as follows:

	Years Ended December 31,
	2013	2012	2011
Weighted-average fair value of options granted	$13.07	$10.09	$12.37
Total intrinsic value of stock options exercised ($000s)	$28,776	$6,524	$11,577

Additional information related to stock options outstanding under all plans at December 31, 2013 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$5.85 - $17.28	1,014	3.4 years	$12.90	1,014	$12.90
21.39 - 34.81	654	7.0 years	27.47	487	26.90
35.79 - 51.94	225	9.0 years	38.24	15	37.78
	1,893	5.3 years	$20.94	1,516	$17.64

Non-vested restricted stock activity for the years ended December 31, 2013, 2012 and 2011 is summarized below:

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2012	258	$26.88
Granted	32	44.69
Vested	(94)	19.31
Forfeited	(24)	31.97
Non-vested balance as of December 31, 2013	172	$33.69

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2011	354	$18.77
Granted	91	32.72
Vested	(187)	14.38
Forfeited	-	-
Non-vested balance as of December 31, 2012	258	$26.88

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2010	363	$17.66
Granted	15	41.34
Vested	(7)	12.41
Forfeited	(17)	19.12
Non-vested balance as of December 31, 2011	354	$18.77

As of December 31, 2013, 2012 and 2011, there was $5,947, $7,012 and $5,398, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2013, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years. We estimate that share-based compensation expense for the year ended December 31, 2014 will be approximately $4,300.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,087,734 shares have been purchased, none of which remained in treasury at December 31, 2013 or 2012. During 2013, a total of 33,566 shares have been purchased at an average cost of $57.35 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 - INVENTORIES

Inventories at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Raw materials	$8,454	$8,982
Work in progress	1,330	1,720
Finished goods	15,040	9,991
Total inventories	$24,824	$20,693

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary. The reserve for inventory was $181 and $236 at December 31, 2013 and 2012, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2013 and 2012 are summarized as follows:

	2013	2012
Land	$2,054	$1,998
Building	19,732	16,526
Equipment	86,147	70,859
Construction in progress	1,754	11,446
	109,687	100,829
Less: Accumulated depreciation	54,771	48,104
Property, plant and equipment, net	$54,916	$52,725

Depreciation expense was $6,498, $5,672 and $5,323 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 5 - INTANGIBLE ASSETS WITH FINITE LIVES

As of December 31, 2013 and 2012, the Company had identifiable intangible assets as follows:

	Amortization Period (In years)	2013 Gross Carrying Amount	2013 Accumulated Amortization	2012 Gross Carrying Amount	2012 Accumulated Amortization
Customer lists	10	$37,142	$24,552	$37,142	$20,912
Regulatory registration costs	5-10	1,644	514	1,411	361
Patents & trade secrets	15-17	1,593	849	1,581	765
Trademarks & trade names	17	910	461	909	408
Other	5-10	754	541	754	493
		$42,043	$26,917	$41,797	$22,939

Amortization of identifiable intangible assets was approximately $3,976, $3,969 and $3,968 for 2013, 2012 and 2011, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $4,000 per annum for 2014 through 2016, $1,400 in 2017, and $600 in 2018 and 2019. At December 31, 2013 and 2012, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, “Intangibles-Goodwill and Other.” Identifiable intangible assets are reflected in the Company’s consolidated balance sheets under Intangible assets with finite lives, net. There were no changes to the useful lives of intangible assets subject to amortization in 2013 and 2012.

At December 31, 2013, the gross carrying amount included a customer list and registrations acquired as part of the Aberco acquisition in 2010, a customer list acquired as part of the Chinook Acquisition in 2007, as well as a customer list, trade name and trade secrets acquired as part of the CMC Acquisition in 2006.

The Federal Insecticide, Fungicide and Rodenticide Act, (“FIFRA”), a health and safety statute, requires that certain products within our specialty products segment must be registered with the U.S. Environmental Protection Agency (“EPA”) because they are considered pesticides. Costs of such registration are included as regulatory registration costs in the table above.

NOTE 6 - INCOME TAXES

Income tax expense consists of the following:

	2013	2012	2011
Current:
Federal	$18,366	$17,748	$16,096
Foreign	1,418	1,080	1,441
State	1,475	1,104	131
Deferred:
Federal	(75)	(332)	177
Foreign	74	148	127
State	(314)	91	1
Total income tax provision	$20,944	$19,839	$17,973

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

	2013	2012	2011
Income tax at Federal statutory rate	$23,036	$20,945	$19,858
State income taxes, net of Federal income taxes	785	659	(207)
Other	(2,877)	(1,765)	(1,678)
Total income tax provision	$20,944	$19,839	$17,973

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred tax assets:
Inventories	$608	$435
Restricted stock and stock options	4,590	4,555
Other	758	696
Total deferred tax assets	5,956	5,686
Deferred tax liabilities:
Amortization	$2,722	$2,567
Depreciation	6,978	6,981
Prepaid expense	542	665
Trade names and trademarks	146	157
Technology and trade secrets	163	176
Other	396	415
Total deferred tax liabilities	10,947	10,961
Net deferred tax liability	$4,991	$5,275

There is no valuation allowance for deferred tax assets at December 31, 2013 and 2012. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset realizable, however, could change if management’s estimate of future taxable income should change.

Provisions of ASC 740-10 clarify whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term obligations on the Company’s consolidated balance sheets, is as follows:

	2013	2012	2011
Balance at beginning of period	$2,292	$2,021	$1,246
Increases for tax positions of prior years	445	116	397
Decreases for tax positions of prior years	(166)	(224)	(168)
Increases for tax positions related to current year	505	379	546
Balance at end of period	$3,076	$2,292	$2,021

All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate in such future periods.

The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2013, 2012 and 2011, the Company recognized approximately $130, $40 and $133 in interest and penalties, respectively. As of December 31, 2013 and 2012, accrued interest and penalties were $1,052 and $587, respectively.

The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2009. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 7 - NET EARNINGS PER COMMON SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per common share:

2013	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$44,874	29,623,952	$1.51

Effect of dilutive securities – stock options and restricted stock		1,223,183

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$44,874	30,847,135	$1.45

2012	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$40,005	28,994,212	$1.38

Effect of dilutive securities – stock options and restricted stock		1,358,364

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$40,005	30,352,576	$1.32

2011	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$38,765	28,574,623	$1.36

Effect of dilutive securities – stock options and restricted stock		1,669,837

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$38,765	30,244,460	$1.28

The Company had 10,000, 282,027 and 15,400 stock options outstanding at December 31, 2013, 2012 and 2011, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of Common Stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) savings plan for eligible employees. The plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions with shares of the Company’s Common Stock. Additionally, the plan has a profit sharing portion which is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $918 and $525 in 2013, $837 and $508 in 2012 and $847 and $475 in 2011, respectively.

The Company also provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The Company uses a December 31 measurement date for its postretirement medical plan. In accordance with ASC 715, “Compensation—Retirement Benefits,” the Company is required to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The actuarial recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:
	2013	2012
Benefit obligation at beginning of year	$1,301	$1,078
Service cost with interest to end of year	67	53
Interest cost	42	41
Participant contributions	1	2
Benefits paid	(97)	(93)
Actuarial loss/(gain)	(162)	220
Benefit obligation at end of year	$1,152	$1,301

Change in plan assets:
	2013	2012
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	96	91
Participant contributions	1	2
Benefits paid	(97)	(93)
Fair value of plan assets at end of year	$-	$-

Amounts recognized in consolidated balance sheet:
	2013		2012
Accumulated postretirement benefit obligation		$(1,152)		$(1,301)
Fair value of plan assets		-		-
Funded status		(1,152)		(1,301)
Unrecognized prior service cost		N/A		N/A
Unrecognized net (gain)/loss		N/A		N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)		$1,152		$1,301
Accrued postretirement benefit cost (included in other long-term obligations)	$	N/A	$	N/A

Components of net periodic benefit cost:
	2013	2012	2011
Service cost with interest to end of year	$67	$53	$38
Interest cost	42	41	41
Amortization of prior service credit	(18)	(18)	(18)
Amortization of loss/(gain)	17	4	(4)
Total net periodic benefit cost	$108	$80	$57

Estimated future employer contributions and benefit payments are as follows:

Year
2014	$8
2015	22
2016	39
2017	61
2018	103
Years 2019-2023	555

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 8.04% in 2014 declining to 4.50% in 2027 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2013 by $122 and the net periodic postretirement benefit cost for 2013 by $17. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2013 by $107 and the net periodic postretirement benefit cost for 2013 by $14. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 4.20% in 2013 and 3.25% in 2012.

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

The Company’s participation in this plan for the annual period ended December 31, 2013 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN). The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. Finally, the period-to-period comparability of the contributions for 2013 and 2012 was affected by a 4.3% decrease in the number of employees covered by the Company’s multiemployer plan as well as a 4.0% increase in the 2013 contribution rate. There have been no other significant changes that affect the comparability of 2013 and 2012 contributions. The Company does not represent more than 5% of the contributions to this pension fund.

Pension	EIN/Pension Plan	Pension Plan Protection Act Zone Status		FIP/RP Status Pending/	Contributions of Balchem Corporation			Surcharge	Expiration Date of Collective- Bargaining
Fund	Number	2013	2012	Implemented	2013	2012	2011	Imposed	Agreement
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Red as of 1/1/2013	Red as of 1/1/2012	Implemented	$451	$415	$379	No	5/31/2017

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In 2012, the Company entered into a six (6) year lease extension for approximately 20,000 square feet of office space. The office space serves as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which expire at various times through 2022. Rent expense charged to operations under such lease agreements for 2013, 2012 and 2011 aggregated approximately $1,040, $965 and $1,127, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at December 31, 2013 are as follows:

Year
2014	$921
2015	840
2016	767
2017	728
2018	416
Thereafter	267
Total minimum lease payments	$3,939

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

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2013 and December 31, 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at December 31, 2013 include $109,000 in certificates of deposit and $50,764 in money market funds. The certificates of deposit and the money market funds are valued using level two and level one inputs, respectively, as defined by ASC 820, “Fair Value Measurement.”

NOTE 11 - SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer products and services to different markets. The Company presently has three segments: Specialty Products; Food, Pharma & Nutrition; and

Animal Nutrition & Health. The Specialty Products segment provides specialty-packaged chemicals for use in healthcare and other industries. Human choline nutrient products, pharmaceutical products and encapsulated products are reported in the Food, Pharma & Nutrition segment. This segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, packaging applications and shelf-life. The Animal Nutrition & Health segment manufactures and supplies choline chloride, an essential nutrient for animal health, to the poultry and swine industries. In addition, certain derivatives of choline chloride are manufactured and sold into industrial applications and are included in this segment. Chelated minerals and specialty nutritional products for the animal health industry are also reported in this segment. The Company sells products for all segments through its own sales force, independent distributors, and sales agents. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business Segment Net Sales:
	2013	2012	2011
Specialty Products	$51,086	$49,990	$47,851
Food, Pharma & Nutrition	47,569	44,070	42,525
Animal Nutrition & Health	238,518	216,333	201,491
Total	$337,173	$310,393	$291,867

Business Segment Earnings Before Income Taxes:
	2013	2012	2011
Specialty Products	$20,224	$20,332	$18,636
Food, Pharma & Nutrition	11,233	11,335	11,113
Animal Nutrition & Health	34,145	28,110	26,476
Interest and other income, net	216	67	513
Total	$65,818	$59,844	$56,738

Depreciation/Amortization:
	2013	2012	2011
Specialty Products	$1,386	$1,369	$1,291
Food, Pharma & Nutrition	1,356	1,444	1,486
Animal Nutrition & Health	7,732	6,828	6,514
Total	$10,474	$9,641	$9,291

Business Segment Assets:
	2013	2012	2011
Specialty Products	$24,850	$26,964	$25,618
Food, Pharma & Nutrition	22,343	21,393	20,307
Animal Nutrition & Health	116,710	116,035	105,422
Other Unallocated	212,969	148,153	120,370
Total	$376,872	$312,545	$271,717

Other unallocated assets consist of certain cash, receivables, prepaid expenses, equipment and leasehold improvements, net of accumulated depreciation, and deferred income taxes, which the Company does not allocate to its individual business segments.

Capital Expenditures:
	2013	2012	2011
Specialty Products	$725	$836	$1,034
Food, Pharma & Nutrition	1,318	924	403
Animal Nutrition & Health	6,144	12,123	5,175
Total	$8,187	$13,883	$6,612

Geographic Revenue Information:
	2013	2012	2011
United States	$227,651	$207,490	$191,204
Foreign Countries	109,522	102,903	100,663
Total	$337,173	$310,393	$291,867

Geographic Area Data – Long-Lived Assets (excluding intangible assets):
	2013	2012	2011
United States	$43,078	$41,183	$33,511
Italy	11,838	11,542	10,771
Total	$54,916	$52,725	$44,282

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:
	2013	2012	2011
Income taxes	$12,096	$14,836	$17,662
Interest	$40	$6	$84

Non-cash financing activities:
	2013	2012	2011
Dividends payable	$7,856	$-	$5,237

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In thousands, except per share data)

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$84,651	$83,296	$87,593	$81,633	$76,203	$79,014	$75,116	$80,060
Gross profit	24,232	24,885	24,522	23,782	21,158	22,584	23,398	22,399
Earnings before income taxes	15,863	16,682	17,060	16,213	13,688	14,824	16,225	15,107
Net earnings	10,888	11,582	11,657	10,747	9,268	9,972	10,873	9,892
Basic net earnings per common share	$.37	$.39	$.39	$.36	$.32	$.34	$.37	$.34
Diluted net earnings per common share	$.36	$.38	$.38	$.35	$.31	$.33	$.36	$.33

BALCHEM CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

Description	Balance at Beginning of Year	Additions Charged (Credited) to Costs and Expenses	Deductions		Balance at End of Year

Year ended December 31, 2013
Allowance for doubtful accounts	$115	$-	$-		$115
Inventory reserve	236	97	(152	)(a)	181

Year ended December 31, 2012
Allowance for doubtful accounts	$58	$57	$-		$115
Inventory reserve	132	142	(38	)(a)	236

Year ended December 31, 2011
Allowance for doubtful accounts	$122	$(17)	$(47	)(a)	$58
Inventory reserve	159	64	(91	)(a)	132

(a)  represents write-offs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2013, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control—Integrated Framework to conduct an assessment of the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2013.

Attestation Report of Registered Public Accounting Firm

The independent registered public accounting firm of McGladrey LLP has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

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

The required information is to be set forth in the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) under the caption “Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(b)	Executive Officers of the Company.

The required information is to be set forth in the 2014 Proxy Statement under the caption “Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance.

The required information is to be set forth in the 2014 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(d)	Code of Ethics.

The required information is to be set forth in the 2014 Proxy Statement under the caption “Code of Business Conduct and Ethics,” which information is hereby incorporated herein by reference. The

Company’s Code of Ethics for Senior Financial Officers is available on the Corporate Governance page in the Investor Relations section of the Company’s website, www.balchem.com.

(e)	Corporate Governance.

The required information is to be set forth in the 2014 Proxy Statement under the caption “Nomination of Directors,” and “Committees of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item is to be set forth in the 2014 Proxy Statement under the caption “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is to be set forth in the 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and of Management” and the caption “Equity Compensation Plan Information,” all of which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is set forth in the 2014 Proxy Statement under the caption “Related Party Transactions,” and “Director Independence,” which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in the 2014 Proxy Statement under the caption “Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is hereby incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

3. Exhibits

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

10.5
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders).*

10.6
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.7
Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)).*

10.8
Employment Agreement, dated as of December 1, 2012, between the Company and Richard A. Bendure (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.9
Form of Restricted Stock Grant Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2011 10-K”)).

18.
Preferability letter from McGladrey LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

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

Date: February 27, 2014	BALCHEM CORPORATION
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
Date: February 27, 2014

/s/ Francis J. Fitzpatrick
Francis J. Fitzpatrick, Chief Financial Officer
and Treasurer (Principal Financial Officer)
Date: February 27, 2014

/s/ William A. Backus
William A. Backus, Chief Accounting Officer
and Assistant Treasurer (Principal Accounting Officer)
Date: February 27, 2014

/s/ Paul D. Coombs
Paul D. Coombs, Director
Date: February 27, 2014

/s/ David B. Fischer
David B. Fischer, Director
Date: February 27, 2014

/s/ Edward L. McMillan
Edward L. McMillan, Director
Date: February 27, 2014

/s/ Perry W. Premdas
Perry W. Premdas, Director
Date: February 27, 2014

/s/ Dr. John Televantos
Dr. John Televantos, Director
Date: February 27, 2014

/s/ Dr. Elaine Wedral
Dr. Elaine Wedral, Director
Date: February 27, 2014

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

10.5
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders).*

10.6
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.7
Employment Agreement, dated as of January 1, 2001, between the Company and Dino A. Rossi (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)). *

10.8
Employment Agreement, dated as of December 1, 2012, between the Company and Richard A. Bendure (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.9
Form of Restricted Stock Grant Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2011 10-K”)).

18.
Preferability letter from McGladrey LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

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