Form 10-Q
period 2014-03-31
BALCHEM CORP
filed 2014-05-05
CIK 9326

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of
☒	the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2014

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
Yes ☐ No ☑

As of May 1, 2014 the registrant had 30,417,372 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	March 31, 2014 (unaudited)	December 31, 2013
Current assets:
Cash and cash equivalents	$207,330	$208,747
Accounts receivable, net of allowance for doubtful accounts of $115 at March 31, 2014 and December 31, 2013	43,812	39,386
Inventories	24,860	24,824
Prepaid expenses	2,127	2,580
Prepaid income taxes	-	899
Deferred income taxes	887	893
Other current assets	5,866	445
Total current assets	284,882	277,774

Property, plant and equipment, net	54,394	54,916

Goodwill	28,515	28,515
Intangible assets with finite lives, net	14,158	15,126
Other assets	501	541
Total assets	$382,450	$376,872

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$13,236	$12,395
Accrued expenses	12,605	10,732
Accrued compensation and other benefits	2,273	4,770
Dividends payable	-	7,856
Income taxes payable	225	-
Total current liabilities	28,339	35,753

Deferred income taxes	5,931	5,884
Other long-term obligations	3,977	3,877
Total liabilities	38,247	45,514

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 30,368,219 shares issued and outstanding at March 31, 2014 and 30,225,763 shares issued and outstanding at December 31, 2013	2,025	2,016
Additional paid-in capital	81,479	77,517
Retained earnings	260,521	251,627
Accumulated other comprehensive income	178	198
Total stockholders' equity	344,203	331,358

Total liabilities and stockholders' equity	$382,450	$376,872

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
 (Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net sales	$85,995	$84,651

Cost of sales	62,780	60,419

Gross margin	23,215	24,232

Operating expenses:
Selling expenses	4,189	4,287
Research and development expenses	773	838
General and administrative expenses	4,898	3,242
	9,860	8,367

Earnings from operations	13,355	15,865

Other expenses (income):
Interest income	(46)	(52)
Interest expense	1	1
Other, net	28	53

Earnings before income tax expense	13,372	15,863

Income tax expense	4,478	4,975

Net earnings	$8,894	$10,888

Net earnings per common share - basic	$0.30	$0.37

Net earnings per common share - diluted	$0.29	$0.36

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net earnings	$8,894	$10,888

Other comprehensive loss, net of tax:

Net foreign currency translation adjustment	(18)	(507)

Net change in postretirement benefit plan, net of taxes of $1 for each of the three months ended March 31, 2014 and 2013	(2)	(5)

Other comprehensive loss	(20)	(512)

Comprehensive income	$8,874	$10,376

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net earnings	$8,894	$10,888

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,631	2,621
Stock compensation expense	988	1,076
Deferred income taxes	55	(623)
Foreign currency transaction loss	36	48
Changes in assets and liabilities
Accounts receivable	(4,387)	(3,983)
Inventories	(50)	(3,260)
Prepaid expenses and other current assets	526	782
Accounts payable and accrued expenses	400	(3,715)
Income taxes	1,123	550
Other	24	(31)
Net cash provided by operating activities	10,240	4,353

Cash flows from investing activities:
Deposit held in escrow	(5,500)	-
Capital expenditures	(1,138)	(3,400)
Intangible assets acquired	(27)	(33)
Net cash used in investing activities	(6,665)	(3,433)

Cash flows from financing activities:
Repayments of short-term obligations	(89)	(89)
Proceeds from stock options exercised	1,327	2,097
Excess tax benefits from stock compensation	1,689	1,491
Dividends paid	(7,856)	-
Purchase of treasury stock	(33)	(27)
Net cash (used in) provided by financing activities	(4,962)	3,472

Effect of exchange rate changes on cash	(30)	(39)

(Decrease) increase in cash and cash equivalents	(1,417)	4,353

Cash and cash equivalents beginning of period	208,747	144,737
Cash and cash equivalents end of period	$207,330	$149,090

Supplemental Cash Flow Information - see Note 9

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2013 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2013. References in this report to the “Company” mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including BCP Ingredients, Inc., Aberco, Inc., Balchem BV, and Balchem Italia Srl, on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three months ended March 31, 2014 and 2013 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended March 31,
	2014	2013
Cost of sales	$148	$152
Operating expenses	840	924
Net earnings	(653)	(670)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2014, the plans had 4,115,858 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, ninety days to four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2014 and 2013 is summarized below:

For the three months ended March 31, 2014	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2013	1,893	$20.94	$71,465
Granted	158	50.57
Exercised	(125)	10.60
Forfeited	(13)	43.10
Outstanding as of March 31, 2014	1,913	$23.92	$53,946	5.6
Exercisable as of March 31, 2014	1,504	$19.28	$49,392	4.7

For the three months ended March 31, 2013	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2012	2,543	$16.87	$49,845
Granted	166	38.10
Exercised	(183)	11.42
Outstanding as of March 31, 2013	2,526	$18.67	$63,825	5.4
Exercisable as of March 31, 2013	2,015	$14.89	$58,552	4.4

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.6% and 0.5%; expected volatilities of 33% and 39%; risk-free interest rates of

1.7% and 0.9%; and expected lives of 5.6 and 5.0 years, in each case for the three months ended March 31, 2014 and 2013, respectively.

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

Other information pertaining to option activity during the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Weighted-average fair value of options granted	$15.98	$12.85
Total intrinsic value of stock options exercised ($000s)	$5,418	$5,097

Non-vested restricted stock activity for the three months ended March 31, 2014 and 2013 is summarized below:

Three months ended March 31, 2014	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2013	172	$33.69
Granted	20	50.49
Vested	(2)	35.79
Forfeited	(2)	32.70
Non-vested balance as of March 31, 2014	188	$35.42

Three months ended March 31, 2013	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2012	258	$26.88
Granted	21	38.10
Vested	(2)	35.79
Non-vested balance as of March 31, 2013	277	$27.66

As of March 31, 2014 and 2013, there was $8,259 and $8,924, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2014, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years. The Company estimates that share-based compensation expense for the year ended December 31, 2014 will be approximately $4,000.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,088,388 shares have been purchased, none of which remained in treasury at March 31, 2014. During the three months ended March 31, 2014, a total of 654 shares have been purchased at an average cost of $49.84 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 3 – INVENTORIES

Inventories at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Raw materials	$9,135	$8,454
Work in progress	1,752	1,330
Finished goods	13,973	15,040
Total inventories	$24,860	$24,824

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
Land	$2,053	$2,054
Building	19,741	19,732
Equipment	86,498	86,147
Construction in progress	2,506	1,754
	110,798	109,687
Less: accumulated depreciation	56,404	54,771
Property, plant and equipment, net	$54,394	$54,916

NOTE 5 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $28,515 as of March 31, 2014 and December 31, 2013 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Identifiable intangible assets with finite lives at March 31, 2014 and December 31, 2013 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 3/31/14	Accumulated Amortization at 3/31/14	Gross Carrying Amount at 12/31/13	Accumulated Amortization at 12/31/13
Customer lists	10	$37,142	$25,462	$37,142	$24,552
Regulatory registration costs	5-10	1,671	553	1,644	514
Patents & trade secrets	15-17	1,593	870	1,593	849
Trademarks & trade names	17	910	474	910	461
Other	5-10	754	553	754	541
		$42,070	$27,912	$42,043	$26,917

Amortization of identifiable intangible assets was approximately $995 for the three months ended March 31, 2014. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2014 is $3,000, approximately $4,000 for 2015, $3,700 for 2016, $1,400 for 2017 and $600 per annum for 2018 through 2019. At March 31, 2014, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2014.

NOTE 6 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended March 31, 2014	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$8,894	30,146,705	$.30

Effect of dilutive securities – stock options and restricted stock		932,299

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$8,894	31,079,004	$.29

Three months ended March 31, 2013	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$10,888	29,316,452	$.37

Effect of dilutive securities – stock options and restricted stock		1,305,281

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$10,888	30,621,733	$.36

The Company had stock options covering 11,500 and 65,000 shares at March 31, 2014 and 2013, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 7 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2014, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2009. During the three months ended March 31, 2014 and 2013, there was no significant change to the amount of unrecognized tax benefits. As of March 31, 2014 and December 31, 2013, the Company had approximately $3,200 and $3,100, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2014 and December 31, 2013 was approximately $1,100 and $1,050, respectively, and is included in other long-term obligations.

NOTE 8 – SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; Food, Pharma & Nutrition; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended
	March 31,
	2014	2013
Specialty Products	$12,792	$12,780
Food, Pharma & Nutrition	12,150	11,008
Animal Nutrition & Health	61,053	60,863
Total	$85,995	$84,651

Business Segment Earnings Before Income Taxes:

	Three Months Ended
	March 31,
	2014	2013
Specialty Products	$4,806	$4,909
Food, Pharma & Nutrition	2,601	2,507
Animal Nutrition & Health	7,293	8,449
Transaction Costs	(1,345)	-
Interest and other income (expense)	17	(2)
Total	$13,372	$15,863

Transaction costs are primarily related to the definitive agreement to acquire Performance Chemicals & Ingredients Company (d/b/a SensoryEffects; see Note 14).

The following table summarizes domestic (U.S.) and foreign sales for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended
	March 31,
	2014	2013
Domestic	$56,144	$55,440
Foreign	29,851	29,211
Total	$85,995	$84,651

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2014 and 2013 for income taxes and interest is as follows:

	Three Months Ended March 31,
	2014	2013
Income taxes	$1,640	$3,662
Interest	$-	$10

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended
	March 31,
	2014	2013
Net foreign currency translation adjustment	$(18)	$(507)
Net change in postretirement benefit plan (see Note 11 for further information)
Amortization of prior service credit	(5)	(5)
Amortization of loss/(gain)	2	(1)
Total before tax	(3)	(6)
Tax	1	1
Net of tax	(2)	(5)

Total other comprehensive loss	$(20)	$(512)

NOTE 11 – EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the three months ended March 31, 2014 and March 31, 2013 was as follows:

	2014	2013
Service cost	$14	$13
Interest cost	12	10
Amortization of prior service credit	(5)	(5)
Amortization of loss/(gain)	2	(1)
Net periodic benefit cost	$23	$17

The amount recorded for this obligation on the Company’s balance sheet as of March 31, 2014 and December 31, 2013 is $1,179 and $1,152, respectively, and is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

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

Rent expense charged to operations under such lease agreements for the three months ended March 31, 2014 and 2013 aggregated approximately $269 and $254, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at March 31, 2014 are as follows:

Year
April 1, 2014 to December 31, 2014	$693
2015	822
2016	754
2017	714
2018	461
2019	143
Thereafter	111
Total minimum lease payments	$3,698

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

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2014 and December 31, 2013 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at March 31, 2014 include $109,000 in certificates of deposit and $50,769 in money market funds. The certificates of deposit and the money market funds are valued using level two and level one inputs, respectively, as defined by ASC 820, “Fair Value Measurement.”

NOTE 14 – SUBSEQUENT EVENTS

On March 31, 2014, the Company announced that it entered into a definitive agreement to acquire Performance Chemicals & Ingredients Company (d/b/a SensoryEffects), a privately held supplier of customized food and beverage ingredient systems, headquartered in St. Louis, Missouri for a purchase price of $567 million in cash.  The transaction consideration is subject to certain adjustments as provided in the definitive agreement and a substantial portion of the purchase price will be debt financed.  The transaction is subject to customary closing conditions and is expected to close during the second quarter of 2014.  In February 2014, the Company deposited $5.5 million with an escrow agent pursuant to the terms of a Letter of Intent to secure negotiation exclusivity for a specific period of time.  As of March 31, 2014, the deposit was included in other current assets and was considered an investing activity in the condensed consolidated statement of cash flows for the three months ended March 31, 2014.  The funds in escrow were released upon signing the definitive agreement and received by the Company in April.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and other factors that may be identified elsewhere in this Report. In addition, the Company entered into a definitive agreement to acquire Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) on March 31, 2014. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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

The following tables summarize consolidated business segment net sales and earnings from operations for the three months ended March 31, 2014 and 2013:

Business Segment Net Sales:

	Three Months Ended
	March 31,
	2014	2013
Specialty Products	$12,792	$12,780
Food, Pharma & Nutrition	12,150	11,008
Animal Nutrition & Health	61,053	60,863
Total	$85,995	$84,651

Business Segment Earnings From Operations:

	Three Months Ended
	March 31,
	2014	2013
Specialty Products	$4,806	$4,909
Food, Pharma & Nutrition	2,601	2,507
Animal Nutrition & Health	7,293	8,449
Transaction Costs	(1,345)	-
Total	$13,355	$15,865

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to three months ended March 31, 2013.

Net Sales

Net sales for the three months ended March 31, 2014 were $85,995, as compared with $84,651 for the three months ended March 31, 2013, an increase of $1,344 or 1.6%.  Net sales for the Specialty Products segment were $12,792, as compared with $12,780 for the three months ended March 31, 2013, an increase of $12 or 0.1%.  Although sales for the Specialty Products segment were flat, sales of Ethylene Oxide used for medical device sterilization increased 2.2% primarily due to modest price increases to offset rising raw material costs.  This increase was offset by decreased sales volumes of propylene oxide for use in certain industrial applications.  Food, Pharma & Nutrition’s segment net sales were $12,150, as compared with $11,008 for the three months ended March 31, 2013, an increase of $1,142 or 10.4%.  Increased sales volume of human choline products for both food applications and the supplement markets, as well as higher average selling prices, resulted in increased sales of $893.  Also contributing to the higher sales was a 4.3% increase in sales in the food sector, principally due to product mix of encapsulated ingredients for baking and food preservation end markets.  Net sales for the Animal, Nutrition & Health segment were $61,053, as compared with $60,863 for the three months ended March 31, 2013, an increase of $190 or 0.3%.  Sales of product lines targeted for the ruminant and monogastric animal feed markets declined by $295 or 0.7% from the prior year comparable period.  Global feed grade choline sales increased by $756 or 2.7%, driven by product mix and modest price increases to partially offset higher raw material costs.  Sales of the encapsulated animal specialty product lines decreased by $719 or 7.3% primarily due to lower average selling prices.  Chelated mineral sales declined by $332 from the comparable prior year period primarily due to lower volumes, as we incurred production issues which have now been resolved. Sales for industrial applications comprised approximately 33% of the sales in this segment, as compared to 32% for the comparable three months ended March 31, 2013.  Industrial sales grew 2.5% over the prior year period with the increase coming from both modest price increases to partially offset rising raw material costs and higher volumes for usage in fracking.

Gross Margin

Gross margin for the three months ended March 31, 2014 decreased to $23,215 compared to $24,232 for the three months ended March 31, 2013.  Gross margin as a percentage of sales for the three months ended March 31, 2014 decreased to 27.0% from 28.6% in the prior year comparative period.  The decrease was primarily due to higher raw material costs, an unfavorable product mix and manufacturing variances.  Gross margin percentage for the Specialty Products segment was flat for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  The Food, Pharma & Nutrition gross margin percentage declined by 1.8% primarily due to unfavorable manufacturing variances resulting from the food sector product mix.  Gross margin percentage for the Animal, Nutrition & Health segment declined 2.1% primarily due to higher raw material costs, which could not timely be passed through to customers.  Also negatively impacting the gross margin percentage was an unfavorable product mix, with a heavier weighting towards choline.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 were $9,860 or 11.5% of net sales, as compared to $8,367 or 9.9% of net sales for the three months ended March 31, 2013.  The increase was primarily due to outside professional services expenses of $1,345 for transactions related to the execution of the definitive agreement to acquire Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) and the production joint venture agreement to build and operate a choline chloride facility with Taminco Corporation at our St. Gabriel, Louisiana site.  During the three months ended March 31, 2014 and 2013, the Company spent $773 and $838, respectively, on research and development programs, substantially all of which pertained to the Company’s Food, Pharma & Nutrition and Animal, Nutrition & Health segments.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended March 31, 2014 were $13,355 as compared to $15,865 for the three months ended March 31, 2013, a decrease of $2,510 or 15.8%.  Earnings from operations as a percentage of sales (“operating margin”) for the three months ended March 31, 2014 was 15.5%, declining from 18.7% for the three months ended March 31, 2013, principally due to the aforementioned professional services expenses, higher raw material costs and product mix.  Excluding the transactions-related outside professional fees, the earnings from operations were $14,700 or 17.1% of sales.  Earnings from the Specialty Products segment were $4,806, a decrease of $103, primarily due to higher operating expenses.  Food, Pharma, & Nutrition’s earnings from operations were $2,601, an increase of $94 or 3.7%, primarily resulting from higher net sales offset by the previously mentioned unfavorable product mix. Earnings from operations for the Animal, Nutrition and Health segment decreased $1,156 to $7,293, a 13.7% decline, due largely to a lower gross margin driven by higher raw material costs and an unfavorable product mix.

Other Expenses (Income)

Interest income for the three months ended March 31, 2014 was $46 as compared to $52 for the three months ended March 31, 2013.  The Company invests cash in certificates of deposit and money market investment accounts that have been classified as cash equivalents due to the short maturities of these investments.  Other expenses were $28 and $53 for the three month period ended March 31, 2014 and March 31, 2013, respectively, and is primarily the result of unfavorable fluctuations in foreign exchange rates between the U.S. dollar (the reporting currency) and functional currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was 33.5% and 31.4%, respectively.  The increase in the tax rate is primarily attributable to the timing of certain tax credits and deductions.

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended March 31, 2014 were $8,894, as compared with $10,888 for the three months ended March 31, 2013, a decrease of $1,994 or 18.3%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

Contractual Obligations

On March 31, 2014, the Company announced that it entered into a definitive agreement to acquire Performance Chemicals & Ingredients Company (d/b/a SensoryEffects), a privately held supplier of customized food and beverage ingredient systems, headquartered in St. Louis, Missouri for a purchase price of $567 million in cash.  The transaction consideration is subject to certain adjustments as provided in the definitive agreement and a substantial portion of the purchase price will be debt financed.  The transaction is subject to customary closing conditions and is expected to close during the second quarter of 2014.  In February 2014, the Company deposited $5.5 million with an escrow agent pursuant to the terms of a Letter of Intent to secure negotiation exclusivity for a specific period of time.  As of March 31, 2014, the deposit was included in other current assets and was considered an investing activity in the condensed consolidated statement of cash flows for the three months ended March 31, 2014.  The funds in escrow were released upon signing the definitive agreement and received by the Company in April.

The Company also has contractual obligations and commitments that are principally associated with future minimum non-cancelable operating lease obligations and purchase orders principally with vendors for inventory not yet received or recorded on the balance sheet.

Other than the definitive agreement to acquire SensoryEffects and related debt financing, during the three months ended March 31, 2014, there were no other material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents decreased to $207,330 at March 31, 2014 from $208,747 at December 31, 2013 primarily resulting from the activity detailed below.  At March 31, 2014, the Company had $4,390 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations.  However, if these funds are needed for our U.S. operations, we could be required to pay additional U.S. taxes to repatriate these funds.  Working capital was $256,543 at March 31, 2014 as compared to $242,021 at December 31, 2013, an increase of $14,522.

Operating Activities

Cash flows from operating activities provided $10,240 for the three months ended March 31, 2014 as compared to $4,353 for the three months ended March 31, 2013.  The increase in cash flows from operating activities was primarily due to favorable changes in working capital, particularly in inventory, accounts payable and accrued expenses, and income taxes, partially offset by lower current year net earnings.

Investing Activities

As indicated in Contractual Obligations above, in February 2014, the Company deposited $5.5 million with an escrow agent pursuant to the terms of a Letter of Intent to secure negotiation exclusivity for a specific period of time.  Capital expenditures were $1,138 for the three months ended March 31, 2014 compared to $3,400 for the three months ended March 31, 2013.  The capital expenditures that occurred during 2013 were predominately for the Company’s new manufacturing facility in Covington, Virginia.

Financing Activities

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,088,388 shares have been purchased, none of which remained in treasury at March 31, 2014. During the three months ended March 31, 2014, a total of 654 shares have been purchased at an average cost of $49.84 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $1,327 and $2,097 for the three months ended March 31, 2014 and 2013, respectively.  Dividend payments were $7,856 and $-0- for the three months ended March 31, 2014 and 2013, respectively.  The Company’s 2012 annual dividend was accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012 and no dividends were paid in 2013.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.  The liability recorded on the consolidated balance sheet as of March 31, 2014 is $1,179 and the plan is not funded.  Historical cash payments made under the plan have typically been less than $100 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2013 Annual Report on Form 10-K, during the three months ended March 31, 2014.

Related Party Transactions

The Company was not engaged in related party transactions during the three months ended March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of March 31, 2014, the Company had no borrowings. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Date: May 5, 2014

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