Form 10-Q
period 2014-06-30
BALCHEM CORP
filed 2014-08-08
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of
☒	the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2014

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

Yes ☐ No ☑

As of August 4, 2014 the registrant had 30,580,534 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	June 30, 2014 (unaudited)	December 31, 2013
Current assets:
Cash and cash equivalents	$59,714	$208,747
Accounts receivable, net of allowance for doubtful accounts of $183 and $115 at June 30, 2014 and December 31, 2013	74,459	39,386
Inventories	57,034	24,824
Prepaid expenses	3,850	2,580
Prepaid income taxes	-	899
Deferred income taxes	1,009	893
Other current assets	3,205	445
Total current assets	199,271	277,774

Property, plant and equipment, net	129,897	54,916

Goodwill	385,646	28,515
Intangible assets with finite lives, net	174,224	15,126
Other assets	3,886	541
Total assets	$892,924	$376,872

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$21,799	$12,395
Accrued expenses	18,122	10,660
Accrued compensation and other benefits	5,614	4,770
Customer deposits and other deferred revenue	500	72
Dividends payable	-	7,856
Income taxes payable	1,418	-
Current portion of long-term debt	35,000	-
Total current liabilities	82,453	35,753

Long-term debt	315,000	-
Line of credit - long-term	50,000	-
Deferred income taxes	83,445	5,884
Other long-term obligations	5,806	3,877
Total liabilities	536,704	45,514

Commitments and contingencies (note 14)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 30,488,659 shares issued and outstanding at June 30, 2014 and 30,225,763 shares issued and outstanding at December 31, 2013	2,033	2,016
Additional paid-in capital	83,934	77,517
Retained earnings	270,253	251,627
Accumulated other comprehensive income	-	198
Total stockholders' equity	356,220	331,358

Total liabilities and stockholders' equity	$892,924	$376,872

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$132,230	$83,296	$218,225	$167,947

Cost of sales	99,895	58,411	162,675	118,830

Gross margin	32,335	24,885	55,550	49,117

Operating expenses:
Selling expenses	8,552	4,046	12,741	8,333
Research and development expenses	1,119	947	1,892	1,785
General and administrative expenses	6,155	3,276	11,053	6,518
	15,826	8,269	25,686	16,636

Earnings from operations	16,509	16,616	29,864	32,481

Other expenses (income):
Interest income	(13)	(61)	(59)	(113)
Interest expense	1,315	2	1,316	3
Other, net	(84)	(7)	(56)	46

Earnings before income tax expense	15,291	16,682	28,663	32,545

Income tax expense	5,559	5,100	10,037	10,075

Net earnings	$9,732	$11,582	$18,626	$22,470

Net earnings per common share - basic	$0.32	$0.39	$0.62	$0.76

Net earnings per common share - diluted	$0.31	$0.38	$0.60	$0.73

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net earnings	$9,732	$11,582	$18,626	$22,470

Other comprehensive (loss) income, net of tax:

Net foreign currency translation adjustment	(176)	242	(194)	(265)

Net change in postretirement benefit plan, net of taxes of $1 and $-0- for the three months ended June 30, 2014 and 2013, and $2 and $1 for the six months ended June 30, 2014 and 2013	(2)	3	(4)	(2)

Other comprehensive (loss) income	(178)	245	(198)	(267)

Comprehensive income	$9,554	$11,827	$18,428	$22,203

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net earnings	$18,626	$22,470

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,864	5,231
Stock compensation expense	2,348	1,981
Deferred income taxes	75	(783)
Provision for doubtful accounts	68	-
Foreign currency transaction loss	7	63
Changes in assets and liabilities
Accounts receivable	(9,397)	2,144
Inventories	(256)	(4,103)
Prepaid expenses and other current assets	215	1,065
Accounts payable and accrued expenses	3,262	(5,097)
Income taxes	2,552	848
Customer deposits and other deferred revenue	(35)	-
Other	274	(35)
Net cash provided by operating activities	27,603	23,784

Cash flows from investing activities:
Capital expenditures	(3,504)	(5,171)
Cash paid for acquisition, net of cash acquired	(566,607)	-
Intangible assets acquired	(41)	(216)
Net cash used in investing activities	(570,152)	(5,387)

Cash flows from financing activities:
Proceeds from long-term debt	350,000	-
Proceeds from revolving loan	50,000	-
Cash paid for financing costs	(2,543)	-
Repayments of short-term obligations	(89)	(89)
Proceeds from stock options exercised	2,881	5,088
Excess tax benefits from stock compensation	1,472	3,164
Dividends paid	(7,856)	-
Purchase of treasury stock	(267)	(56)
Net cash provided by financing activities	393,598	8,107

Effect of exchange rate changes on cash	(82)	(21)

(Decrease) increase in cash and cash equivalents	(149,033)	26,483

Cash and cash equivalents beginning of period	208,747	144,737
Cash and cash equivalents end of period	$59,714	$171,220

Supplemental Cash Flow Information - see Note 11

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2013 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2013. References in this report to the “Company” mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including  BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Italia Srl, Performance Chemicals & Ingredients Company, SensoryEffects Powder Systems, Inc., SensoryEffects Cereal Systems, Inc., SensoryEffects Flavor Company, SensoryEffects International Sales, Inc., and SEPS Reading LLC, on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year or any interim period.

NOTE 2—ACQUISITION OF PERFORMANCE CHEMICALS & INGREDIENTS COMPANY

On May 7, 2014, the Company acquired 100 percent (the “Acquisition”) of the outstanding common shares of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects), a privately held supplier of customized food and ingredient systems, headquartered in St. Louis, Missouri, for a purchase price of approximately $569 million, including working capital acquired. The purchase price included a $5.5 million deposit made on March 31, 2014 with an escrow agent pursuant to the terms of a Letter of Intent. SensoryEffects is a leader in powder, solid and liquid flavor systems, creamer and specialty emulsified powders, cereal-based products and other functional ingredient food and beverage delivery systems. The Acquisition of SensoryEffects accelerates the Company’s growth into the health and wellness markets. SensoryEffects was merged with the Company’s Food, Pharma & Nutrition segment, strengthening its market leadership position, and the segment was renamed SensoryEffects.

The estimated goodwill of $357,131 arising from the Acquisition consists largely of expected synergies, including the combined entities experience and technical problem solving capabilities, and acquired workforce. The goodwill is assigned to the

SensoryEffects segment and approximately $20,466 is expected to be tax deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

Cash and cash equivalents	$2,635
Accounts receivable, net	25,674
Inventories	32,000
Property, plant and equipment, net	75,850
Customer relationships	130,300
Trade names	31,100
Developed technology	3,200
Other assets	3,955
Indemnification asset	1,650
Trade accounts payable	(10,427)
Accrued expenses	(6,326)
Deferred income taxes	(77,500)
Goodwill	357,131
Total purchase price	$569,242

The estimated valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions that are subject to change. In preparing our preliminary fair value estimates of the intangible assets and certain tangible assets acquired, management, among other things, consulted an independent advisor. The purchase price and related allocation to assets acquired and liabilities assumed is preliminary pending finalizing actual working capital acquired as of the Acquisition date. Additionally, certain intangible assets are not tax deductible and the related deferred tax liabilities are preliminary pending management’s final review.

Customer relationships are amortized over a 10-year period utilizing an accelerated method based on the estimated average customer attrition rate. Trade names and developed technology are amortized over 10 years and 5 years, respectively, utilizing the straight-line method as the consumption pattern of the related economic benefits cannot be reliably determined.

The Company is indemnified for tax liabilities prior to the Acquisition date.  There were no changes in the indemnification asset balance from May 7, 2014 to June 30, 2014.

Transaction and integration related costs included in selling, general, and administrative expenses for the six months ended June 30, 2014 are $2,616.

The following unaudited pro forma information has been prepared as if the Acquisition had occurred on January 1, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,

	Net Sales	Net Earnings	Net Sales	Net Earnings
SensoryEffects actual results included in the Company’s consolidated income statement from May 7, 2014 through June 30, 2014	$36,395	$(457)	$36,395	$(457)

2014 Supplemental pro forma combined financial information	$157,635	$14,726	$302,242	$26,483

Basic earnings per share		$.49		$.88
Diluted earnings per share		$.47		$.85

2013 Supplemental pro forma combined financial information	$130,248	$11,115	$264,164	$21,227

Basic earnings per share		$.38		$.72
Diluted earnings per share		$.36		$.69

2014 supplemental pro forma earnings for the three months ended June 30, 2014, exclude $14,944 of acquisition-related costs incurred and $4,735 of nonrecurring expenses related to the fair value adjustment to acquisition-date inventory. 2014 supplemental pro forma earnings for the six months ended June 30, 2014, exclude $16,212 of acquisition-related costs incurred and $4,735 of nonrecurring expenses related to the fair value adjustment to acquisition-date inventory. The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the SensoryEffects acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three and six months ended June 30, 2014 and 2013 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended June 30,
	2014	2013
Cost of sales	$163	$152
Operating expenses	1,196	753
Net earnings	(847)	(573)

	Increase/(Decrease) for the Six Months Ended June 30,
	2014	2013
Cost of sales	$311	$304
Operating expenses	2,036	1,677
Net earnings	(1,499)	(1,243)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2014, the plans had 4,117,896 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2014 and 2013 is summarized below:

For the six months ended June 30, 2014	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2013	1,893	$20.94	$71,465
Granted	268	53.80
Exercised	(249)	11.56
Forfeited	(126)	56.03
Outstanding as of June 30, 2014	1,786	$24.71	$51,517	5.3
Exercisable as of June 30, 2014	1,425	$20.40	$47,250	4.4

For the six months ended June 30, 2013	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2012	2,543	$16.87	$49,845
Granted	172	38.35
Exercised	(402)	12.65
Forfeited	(31)	33.88
Outstanding as of June 30, 2013	2,282	$19.01	$58,749	5.2
Exercisable as of June 30, 2013	1,802	$15.11	$53,425	4.2

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 34% and 39%; risk-free interest rates of 1.8% and 1.0%; and expected lives of 5.6 and 5.0 years, in each case for the six months ended June 30, 2014 and 2013, respectively.

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

Other information pertaining to option activity during the six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average fair value of options granted	$19.68	$15.58	$17.53	$12.94
Total intrinsic value of stock options exercised ($000s)	$5,526	$6,887	$10,944	$11,984

Non-vested restricted stock activity for the six months ended June 30, 2014 and 2013 is summarized below:

Six months ended June 30, 2014	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2013	172	$33.69
Granted	25	51.03
Vested	(24)	37.61
Forfeited	(6)	45.32
Non-vested balance as of June 30, 2014	167	$35.27

Six months ended June 30, 2013	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2012	258	$26.88
Granted	21	38.10
Vested	(3)	35.79
Forfeited	(24)	31.97
Non-vested balance as of June 30, 2013	252	$27.18
As of June 30, 2014 and 2013, there was $7,158 and $7,047, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2014, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years. The Company estimates that share-based compensation expense for the year ended December 31, 2014 will be approximately $4,500.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,092,703 shares have been purchased, none of which remained in treasury at June 30, 2014. During the six months ended June 30, 2014, a total of 4,969 shares have been purchased at an average cost of $53.81 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES

Inventories at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials	$22,983	$8,454
Work in progress	3,501	1,330
Finished goods	30,550	15,040
Total inventories	$57,034	$24,824

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
Land	$3,282	$2,054
Building	30,914	19,732
Equipment	149,641	86,147
Construction in progress	4,856	1,754
	188,693	109,687
Less: accumulated depreciation	58,796	54,771
Property, plant and equipment, net	$129,897	$54,916
NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $385,646 as of June 30, 2014 and $28,515 as of December 31, 2013 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

The following table provides the intangible assets reconciliation of goodwill at the beginning and end of the reporting periods:

For the three and six months ended June 30, 2014
Goodwill at April 1 and January 1, 2014	$28,515
Goodwill as a result of the Acquisition of Performance Chemicals & Ingredients Company – see Note 2	357,131
Goodwill at June 30, 2014	$385,646

Identifiable intangible assets with finite lives at June 30, 2014 and December 31, 2013 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 6/30/14	Accumulated Amortization at 6/30/14	Gross Carrying Amount at 12/31/13	Accumulated Amortization at 12/31/13
Customer lists	10	$167,442	$29,364	$37,142	$24,552
Trademarks & trade names	10-17	32,013	952	910	461
Developed technology	5	3,200	96	-	-
Regulatory registration costs	5-10	1,668	589	1,644	514
Patents & trade secrets	15-17	1,604	891	1,593	849
Other	5-10	754	565	754	541
		$206,681	$32,457	$42,043	$26,917

Amortization of identifiable intangible assets was approximately $5,541 for the six months ended June 30, 2014. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2014 is $13,900, approximately $26,400 for 2015, $24,200 for 2016, $20,300 for 2017, $18,000 for 2018 and $16,200 for 2019. At June 30, 2014, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2014.

NOTE 7 – LONG-TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”). The term loan and $50,000 of the revolving loan were used to fund the Performance Chemicals & Ingredients Company acquisition (see Note 2) and for general corporate purposes. At June 30, 2014, the Company had a total of $400,000 of debt outstanding. The term loan is payable in quarterly installments of $8,750 commencing on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion and the revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion; plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 1.90% at June 30, 2014. The Company has $50,000 of undrawn revolving loan at June 30, 2014 that is subject to a commitment fee; which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At June 30, 2014, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the company.

The following table summarizes the future minimum debt payments:

	2014	2015	2016	2017	2018	2019
Current portion of long-term debt	$17,500	$17,500
Long-term debt		17,500	$35,000	$35,000	$35,000	$192,500
Revolver						50,000
Total	$17,500	$35,000	$35,000	$35,000	$35,000	$242,500

Costs associated with the issuance of debt instruments are capitalized and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $2,441 at June 30, 2014. Amortization expense pertaining to these costs totaled $103 for the quarter ended June 30, 2014, and is included in interest expense in the accompanying condensed consolidated statement of earnings.

NOTE 8 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended June 30, 2014	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$9,732	30,280,366	$.32

Effect of dilutive securities – stock options and restricted stock		869,413

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$9,732	31,149,779	$.31

Three months ended June 30, 2013	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$11,582	29,505,151	$.39

Effect of dilutive securities – stock options and restricted stock		1,280,234

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$11,582	30,785,385	$.38

Six months ended June 30, 2014	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$18,626	30,213,536	$.62

Effect of dilutive securities – stock options and restricted stock		898,153

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$18,626	31,111,689	$.60

Six months ended June 30, 2013	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$22,470	29,410,802	$.76

Effect of dilutive securities – stock options and restricted stock		1,289,759

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$22,470	30,700,561	$.73

The Company had stock options covering 154,476 and 161,286 shares at June 30, 2014 and 2013, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 9 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2014, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2009. During the six months ended June 30, 2014, the increase in the amount of unrecognized tax benefits was primarily related to the aforementioned Acquisition (See Note 2) of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects). The Acquisition resulted in an assumed liability for unrecognized tax benefits based on an estimated fair value of $1,650. The Company is indemnified for this liability, and as such, has recognized a corresponding indemnification asset of $1,650. During the six months ended June 30, 2013, there was no significant change to the amount of unrecognized tax benefits. As of June 30, 2014 and December 31, 2013, the Company had approximately $5,000 and $3,100, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. Other than potential changes to the estimated fair value of the assumed liability for unrecognized tax benefits related to the Acquisition of Performance Chemicals & Ingredients Company, the Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2014 and December 31, 2013 was approximately $1,400 and $1,050, respectively, and is included in other long-term obligations.

NOTE 10 – SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; SensoryEffects; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Specialty Products	$13,642	$13,219	$26,434	$25,999
SensoryEffects	49,199	12,146	61,349	23,154
Animal Nutrition & Health	69,389	57,931	130,442	118,794
Total	$132,230	$83,296	$218,225	$167,947

Business Segment Earnings Before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Specialty Products	$5,463	$5,279	$10,269	$10,188
SensoryEffects	2,874	3,269	5,475	5,776
Animal Nutrition & Health	9,675	8,068	16,968	16,517
Transaction and integration costs	(1,503)	-	(2,848)	-
Interest and other income (expense)	(1,218)	66	(1,201)	64
Total	$15,291	$16,682	$28,663	$32,545

Transaction and integration costs are primarily related to the definitive agreement to acquire Performance Chemicals & Ingredients Company (d/b/a SensoryEffects; see Note 2).

The following table summarizes domestic (U.S.) and foreign sales for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Domestic	$98,191	$57,673	$154,335	$113,113
Foreign	34,039	25,623	63,890	54,834
Total	$132,230	$83,296	$218,225	$167,947

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2014 and 2013 for income taxes and interest is as follows:

	Six Months Ended
	June 30,
	2014	2013
Income taxes	$5,933	$7,022
Interest	$1,177	$21

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended
	June 30,
	2014	2013
Net foreign currency translation adjustment	$(176)	$242
Net change in postretirement benefit plan (see Note 13 for further information)
Amortization of prior service credit	(5)	(4)
Amortization of loss	2	7
Total before tax	(3)	3
Tax	1	-
Net of tax	(2)	3

Total other comprehensive (loss) income	$(178)	$245

	Six Months Ended
	June 30,
	2014	2013
Net foreign currency translation adjustment	$(194)	$(265)

Net change in postretirement benefit plan (see Note 13 for further information)
Amortization of prior service credit	(9)	(9)
Amortization of loss	3	6
Total before tax	(6)	(3)
Tax	2	1
Net of tax	(4)	(2)

Total other comprehensive (loss)	$(198)	$(267)

NOTE 13 – EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit cost for such retirement medical plan for the six months ended June 30, 2014 and June 30, 2013 was as follows:

	2014	2013
Service cost	$28	$33
Interest cost	24	21
Amortization of prior service credit	(9)	(9)
Amortization of loss	3	6
Net periodic benefit cost	$46	$51

The amount recorded for this obligation on the Company’s balance sheet as of June 30, 2014 and December 31, 2013 is $1,206 and $1,152, respectively, and is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In 2012, the Company entered into a six (6) year lease extension for approximately 20,000 square feet of office space in New Hampton, New York. The office space serves as the Company’s general offices and as a laboratory facility. In 2013, SensoryEffects entered into a three (3) year lease for approximately 40,000 square feet of warehouse space in St. Louis, Missouri. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which primarily expire at various times through 2022.

Rent expense charged to operations under such lease agreements for the six months ended June 30, 2014 and 2013 aggregated approximately $622 and $508, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at June 30, 2014 are as follows:

Year
July 1, 2014 to December 31, 2014	$963
2015	1,791
2016	1,397
2017	1,149
2018	899
2019	438
Thereafter	2,104
Total minimum lease payments	$8,741

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

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2014 and December 31, 2013 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at June 30, 2014 include $771 in money market funds. The money market funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

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

Overview

We develop, manufacture, distribute and market specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health and medical device sterilization industries. Our three reportable segments are strategic businesses that offer products and services to different markets: Specialty Products; SensoryEffects (formerly Food, Pharma & Nutrition); and Animal Nutrition & Health.

Acquisition of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) and Long-term Debt

On May 7, 2014, the Company acquired 100 percent (the “Acquisition) of the outstanding common shares of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) a privately held supplier of customized food and ingredient systems, headquartered in St. Louis, Missouri, for a purchase price of approximately $569,000, including working capital acquired.  The purchase price included a $5.5 million deposit made on March 31, 2014 with an escrow agent pursuant to the terms of a Letter of Intent.  SensoryEffects is a leader in powder, solid and liquid flavor systems, creamer and specialty emulsified powders, cereal-based products and other functional ingredient food and beverage delivery systems.  The Acquisition of SensoryEffects accelerates the Company’s growth into health and wellness markets. SensoryEffects was merged with the Company’s Food, Pharma & Nutrition segment, strengthening its market leadership position, and the segment was renamed SensoryEffects.

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”).  The term loan and $50,000 of the revolving loan were used to fund the Acquisition of SensoryEffects and for general corporate purposes.

Specialty Products Segment

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

SensoryEffects Segment

Our SensoryEffects segment supplies ingredients in the food and beverage industry; providing customized solutions in powder and liquid flavor delivery systems, spray dried emulsified powder systems, and cereal systems.  Our products include creamer systems, dairy replacers, powdered fats, nutritional beverage bases, beverages, juice & dairy bases, chocolate systems, ice cream bases & variegates, ready-to-eat cereals, grain based snacks, and cereal based ingredients. Additionally, we provide microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also produce and market human grade choline nutrient products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function.

Animal Nutrition & Health Segment

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

The following tables summarize consolidated business segment net sales and earnings from operations for the three and six months ended June 30, 2014 and 2013:

Business Segment Net Sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Specialty Products	$13,642	$13,219	$26,434	$25,999
SensoryEffects	49,199	12,146	61,349	23,154
Animal Nutrition & Health	69,389	57,931	130,442	118,794
Total	$132,230	$83,296	$218,225	$167,947

Business Segment Earnings From Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Specialty Products	$5,463	$5,279	$10,269	$10,188
SensoryEffects	2,874	3,269	5,475	5,776
Animal Nutrition & Health	9,675	8,068	16,968	16,517
Transaction and integration costs	(1,503)	-	(2,848)	-
Total	$16,509	$16,616	$29,864	$32,481

RESULTS OF OPERATIONS

Three months ended June 30, 2014 compared to three months ended June 30, 2013.

Net Sales

Net sales for the three months ended June 30, 2014, were $132,230, as compared with $83,296 for the three months ended June 30, 2013, an increase of $48,934 or 58.7%. Net sales for the SensoryEffects segment (formerly Food, Pharma & Nutrition) were $49,199, as compared with $12,146 for the three months ended June 30, 2013, an increase of $37,053 or 305.1%.  Net sales from the newly acquired SensoryEffects business contributed $36,395 to the overall increase.  The acquired Powder & Flavor Systems, and Cereal Systems product lines comprised $31,120 and $4,297 of the increase, respectively.  Also contributing to the higher sales was a $971 increase or 15.7% in encapsulated ingredients used for baking and food preservation, due to increased volume and a favorable product mix. Net sales for the Animal Nutrition & Health segment were $69,389 for the three months ended June 30, 2014, as compared with $57,931 for the three months ended June 30, 2013, an increase of $11,458 or 19.8%. Sales of product lines targeted for ruminant animal feed markets increased by $3,680 or 46.1% from the prior year comparable period.  Strong dairy economics supported increased sales volume of our products. Global feed grade choline product sales increased $3,449 or 13.2% primarily due to increased volumes of choline products sourced from our Italian operation into the European and other international markets. Sales for industrial applications comprised approximately 37.7% of sales in the segment, as compared to 38.5% for the comparable three months ended June 30, 2013.  Industrial sales grew $3,847 or 17.2% over the prior year period principally due to volume increases of various choline and choline derivatives for industrial applications, most notably for shale fracking. Net sales for the Specialty Products segment were $13,642 for the three months ended June 30, 2014, as compared with $13,219 for the three months ended June 30, 2013, an increase of $423 or 3.2%.  Increased sales of ethylene oxide products used for medical device sterilization were partially offset by lower sales volumes of propylene oxide for industrial applications.

Gross Margin

For the three months ended June 30, 2014, gross margin increased to $32,335 compared to $24,885 for the three months ended June 30, 2013.  Gross margin as a percentage of sales for the three months ended June 30, 2014 decreased to 24.5% from 29.9% in the prior year comparative period.  Gross margin for the SensoryEffects segment declined 18.7% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to the valuation of acquired inventory to fair value, which increased cost of sales by $4,735. Powder & Flavor Systems carries a lower gross margin which also contributed to the decline. Gross margin percentage declined for the Animal Nutrition & Health segment by 1.1% primarily due to a heavier weighting towards choline chloride products, increases in certain petrochemical raw material costs, and higher distribution costs related to customer mix. Gross margin for the Specialty Products segment declined 0.4% primarily due to an unfavorable product mix.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 were $15,826 or 12.0% of net sales as compared to $8,269 or 9.9% of net sales for the three months ended June 30, 2013.  The increase was primarily due to increased amortization expense of $3,456 related to the acquired intangible assets as a result of the Acquisition as well as transaction and integration expenses of $1,503.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended June 30, 2014 were $16,509 as compared to $16,616 for three months ended June 30, 2013, a decrease of $107 or 0.6%.  Earnings from operations as percentage of sales (“operating margin”) for the three months ended June 30, 2014 were 12.5%, declining from 19.9% for the three months ended June 30, 2013, primarily due to the aforementioned impact of the valuation of acquired inventory, amortization expense associated with acquired intangible assets, transaction and integration expenses and unfavorable product mix.  Excluding the impact of the valuation of the acquired inventory, amortization expense, and transaction and integration expenses, the earnings from operations were $26,299 or 19.9% of sales.  Earnings from the SensoryEffects segment were $2,874, a decrease of $395 or 12.1% primarily due to the impact of the valuation of the acquired inventory and amortization expense, partially offset by increased sales from the Acquisition. Animal Nutrition & Health segment earnings from operations were $9,675, an increase of 19.9%, primarily due to higher net sales, partially offset by an unfavorable product mix, increases in certain petrochemical raw material costs, and higher distribution costs.  Earnings from operations from the Specialty segment were $5,464, an increase of $184 or 3.5%.

Other Expenses (Income)

Interest expense for the three months ended June 30, 2014 was $1,315 and is primarily related to the loans entered into on May 7, 2014 to finance the Acquisition of SensoryEffects.  Interest income was $13 and $61 for the three months ended June 30, 2014 and 2013, respectively.  The Company has invested available cash primarily in certificates of deposits and money market investments that have been classified as cash equivalents due to the short maturities of these investments.  Other income of $84 and $7 for the three months ended June 30, 2014 and 2013, respectively, is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the three months ended June 30, 2014 and 2013 was 36.4% and 30.6% respectively.  The increase in the effective tax rate is primarily attributable to the impact of new jurisdictions related to the SensoryEffects acquisition, a change in apportionment relating to state income taxes, a change in the income proportion towards jurisdictions with higher tax rates, and the timing of certain tax credits and deductions.

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended June 30, 2014, were $9,732, as compared with $11,582 for the three months ended June 30, 2013, a decrease of $1,850 or 16.0%.

Six months ended June 30, 2014 compared to six months ended June 30, 2013.

Net Sales

Net sales for the six months ended June 30, 2014, were $218,225, as compared with $167,947 for the six months ended June 30, 2013, an increase of $50,278 or 29.9%. Net sales for the SensoryEffects segment (formerly Food, Pharma & Nutrition) were $61,349, as compared with $23,154 for the six months ended June 30, 2013, an increase of $38,195 or 165.0%.  Net sales from the newly acquired SensoryEffects business contributed $36,395 to the overall increase.  The acquired Powder & Flavor Systems, and Cereal Systems product lines comprised $31,120 and $4,297 of the increase, respectively.  Contributing to the higher sales was a $1,214 increase or 10.2% in encapsulated ingredients used for baking and food preservation, due to increases in volume and a favorable product mix. Additionally, sales of human choline products for both food applications and the supplement markets increased $1,120 or 10.8%, primarily due to higher volumes. Net sales for the Animal Nutrition & Health segment were $130,442 for the six months ended June

30, 2014, as compared with $118,794 for the six months ended June 30, 2013, an increase of $11,648 or 9.8%. Sales of product lines targeted for ruminant animal feed markets increased by $2,667 or 13.9% from the prior year comparable period, primarily due to strong dairy economics, which increased demand for our products. Global feed grade choline product sales increased $4,205 or 7.8% primarily due to increased volumes of choline products sourced from our Italian operation into the European and other international markets. Sales for industrial applications comprised approximately 35.5% of sales in the segment, as compared to 35.4% for the comparable six months ended June 30, 2013.  Industrial sales grew $4,332 or 10.3% over the prior year period with the increase principally due to volume increases of various choline and choline derivatives for industrial applications, most notably for shale fracking, which offset lower average selling prices. Net sales for the Specialty Products segment were $26,434 for the six months ended June 30, 2014, as compared with $25,999 for the six months ended June 30, 2013, an increase of $435 or 1.7%.  Increased sales of ethylene oxide products used for medical device sterilization were partially offset by lower sales volumes of propylene oxide for industrial applications.

Gross Margin

For the six months ended June 30, 2014, gross margin increased to $55,550 compared to $49,117 for the six months ended June 30, 2013.  Gross margin as a percentage of sales for the six months ended June 30, 2014 decreased to 25.5% from 29.2% in the prior year comparative period.  Gross margin for the SensoryEffects segment declined 14.4% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to the valuation of acquired inventory to fair value, which increased cost of sales by $4,735. Powder & Flavor Systems carries a lower gross margin which also contributed to the decline. There was also a negative impact from unfavorable manufacturing variances resulting from the food sector product mix. Gross margin percentage declined for the Animal Nutrition & Health segment by 1.6% primarily due to a heavier weighting towards choline chloride products, increases in certain petrochemical raw material costs, and higher distribution costs related to customer mix. Gross margin for the Specialty Products segment was flat.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 were $25,686 or 11.8% of net sales as compared to $16,636 or 9.9% of net sales for the six months ended June 30, 2013.  The increase was primarily due to increased amortization expense of $3,456 related to the acquired intangible assets as a result of the Acquisition, as well as transaction and integration expenses of $2,848.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for the six months ended June 30, 2014 were $29,864 as compared to $32,481 for the six months ended June 30, 2013, a decrease of $2,617 or 8.1%.  Earnings from operations as percentage of sales (“operating margin”) for the six months ended June 30, 2014 were 13.7%, declining from 19.3% for the six months ended June 30, 2013, primarily due to the aforementioned impact of the valuation of the acquired inventory, amortization expense associated with acquired intangible assets, transaction and integration expenses and unfavorable product mix.  Excluding the impact of the valuation of the acquired inventory, amortization expense, and transaction and integration expenses, the earnings from operations were $40,999 or 18.8% of sales.  Earnings from the SensoryEffects segments were $5,475, a decrease of $301 or 5.2%, primarily due to the impact of the valuation of acquired inventory and amortization expense, partially offset by increased sales from the Acquisition. Animal Nutrition & Health segment earnings from operations were $16,968, an increase of 2.7%, primarily due to higher net sales, partially offset by an unfavorable product mix, increases in certain petrochemical raw material costs, and higher distribution costs.  Earnings from operations from the Specialty segment were $10,269, an increase of $81 or 0.8%.

Other Expenses (Income)

Interest expense for the six months ended June 30, 2014 was $1,316 and is primarily related to the loans entered into on May 7, 2014 to finance the Acquisition of SensoryEffects.  Interest income was $59 and $113 for the six months ended June 30, 2014 and 2013, respectively.  The Company has invested available cash primarily in certificates of deposits and money market investments that have been classified as cash equivalents due to the short maturities of these investments.  Other income of $56 for the six months ended June 30, 2014, is primarily the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies. Other expenses of $46 for the six months ended June 30, 2013, are primarily the result of unfavorable fluctuations in foreign currency exchange rates between the U.S. dollar (the reporting currency) and functional foreign currencies.

Income Tax Expense

The Company’s effective tax rate for the six months ended June 30, 2014 and 2013 was 35.0% and 31.0% respectively. The increase in the effective tax rate is primarily attributable to the impact of new jurisdictions related to the SensoryEffects acquisition, a change in apportionment relating to state income taxes, a change in the income proportion towards jurisdictions with higher tax rates, and the timing of certain tax credits and deductions.

Net Earnings

Principally as a result of the above-noted details, net earnings for the six months ended June 30, 2014 were $18,626, as compared with $22,470 for the six months ended June 30, 2013, a decrease of $3,844 or 17.1%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

Contractual Obligations

The Company’s contractual obligations and commitments are principally associated with future minimum non-cancelable operating lease obligations, long-term debt obligations and purchase orders principally with vendors for inventory not yet received or recorded on the balance sheet.

The Company's contractual obligations as of June 30, 2014, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$8,741	$1,858	$2,867	$1,693	$2,323
Purchase obligations (2)	27,269	26,798	471	-	-
Debt (3)	400,000	35,000	70,000	295,000	-
Total	$436,010	$63,656	$73,338	$296,693	$2,323

(1)
Principally includes obligations associated with future minimum non-cancelable operating lease obligations (including the headquarters office space entered into in 2002 and extended in 2012 for six (6) years) and warehouse space entered into in 2013 for three (3) years.

(2)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

(3)	Consists of $350,000 senior secured term loan and $50,000 revolving loan.

The table above excludes a $5,000 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

During the six months ended June 30, 2014, other than the long-term debt and other obligations related to the Acquisition of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects), there were no other material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents decreased to $59,714 at June 30, 2014 from $208,747 at December 31, 2013 primarily resulting from the activity detailed below.  At June 30, 2014, the Company had $6,216 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our U.S. operations, we could be required to pay additional U.S. taxes to repatriate these funds.  Working capital was $116,818 at June 30, 2014 as compared to $242,021 at December 31, 2013, a decrease of $125,203.

Operating Activities

Cash flows from operating activities provided $27,603 for the six months ended June 30, 2014 as compared to $23,784 for the six months ended June 30, 2013.  The increase in cash flows from operating activities was primarily due to higher amortization and depreciation expense adjustments and less unfavorable working capital changes, partially offset by lower net income.

Investing Activities

As previously noted, on May 7, 2014, the Company acquired SensoryEffects for a purchase price of approximately $569,000. Capital expenditures were $3,504 for the six months ended June 30, 2014 compared to $5,171 for the six months ended June 30, 2013.  The capital expenditures that occurred during 2013 were predominately for the Company’s new manufacturing facility in Covington, Virginia.

Financing Activities

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000. The term loan and $50,000 of the revolving loan were used to fund the Acquisition of SensoryEffects and for general corporate purposes.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,092,703 shares have been purchased, none of which remained in treasury at June 30, 2014. During the six months ended June 30, 2014, a total of 4,969 shares have been purchased at an average cost of $53.81 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $2,881 and $5,088 for the six months ended June 30, 2014 and 2013, respectively.  Dividend payments were $7,856 and $-0- for the six months ended June 30, 2014 and 2013, respectively.  The Company’s 2012 annual dividend was accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012 and no dividends were paid in 2013.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.  The liability recorded on the consolidated balance sheet as of June 30, 2014 is $1,206 and the plan is not funded.  Historical cash payments made under the plan have typically been less than $100 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2013 Annual Report on Form 10-K, during the six months ended June 30, 2014.

Related Party Transactions

The Company was not engaged in related party transactions during the six months ended June 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of June 30, 2014, the Company’s borrowings were under a bank term loan and revolving loan bearing interest at LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at June 30, 2014, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $4,000. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

During the most recent fiscal quarter, except with respect to the Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) acquisition described below, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On May 7, 2014, we completed the acquisition of the Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) business. See Note 2 of the Notes to the Consolidated Financial Statements for additional information.  We are integrating SensoryEffects into our internal control over financial reporting process and expect to exclude the business from our assessment of internal control over financial reporting as of December 31, 2014.  Total assets of the Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) business represented approximately 74% of our consolidated total assets as of June 30, 2014, and net sales related to the Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) business represented approximately 17% of our consolidated net sales for the six months ended June 30, 2014.

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

BALCHEM CORPORATION

By: /s/ Dino A. Rossi
Dino A. Rossi, Chairman, President and
Chief Executive Officer

By: /s/ William A. Backus
William A. Backus, Chief Financial Officer and Treasurer

Date: August 8, 2014

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