Form 10-Q
period 2014-09-30
BALCHEM CORP
filed 2014-11-10
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of
☒	the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2014

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 1-13648

BALCHEM CORPORATION
(Exact name of registrant as specified in its charter)

For the transition period from ____________ to ____________

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
Yes ☐ No ☑

As of November 7, 2014 the registrant had 30,741,994 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1.	Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	September 30, 2014 (unaudited)	December 31, 2013
Current assets:
Cash and cash equivalents	$25,404	$208,747
Accounts receivable, net of allowance for doubtful accounts of $289 and $115 at September 30, 2014 and December 31, 2013	72,607	39,386
Inventories	58,189	24,824
Prepaid expenses	2,488	2,580
Prepaid income taxes	949	899
Deferred income taxes	991	893
Other current assets	3,167	445
Total current assets	163,795	277,774

Property, plant and equipment, net	128,237	54,916

Goodwill	385,646	28,515
Intangible assets with finite lives, net	167,291	15,126
Other assets	3,831	541
Total assets	$848,800	$376,872

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$20,648	$12,395
Accrued expenses	17,951	10,660
Accrued compensation and other benefits	6,774	4,770
Customer deposits and other deferred revenue	-	72
Dividends payable	-	7,856
Current portion of long-term debt	35,000	-
Total current liabilities	80,373	35,753

Long-term debt	306,250	-
Deferred income taxes	79,507	5,884
Other long-term obligations	6,033	3,877
Total liabilities	472,163	45,514

Commitments and contingencies (note 14)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 30,695,494 shares issued and outstanding at September 30, 2014 and 30,225,763 shares issued and outstanding at December 31, 2013	2,047	2,016
Additional paid-in capital	90,901	77,517
Retained earnings	285,431	251,627
Accumulated other comprehensive income	(1,742)	198
Total stockholders' equity	376,637	331,358

Total liabilities and stockholders' equity	$848,800	$376,872

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
 (Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$160,490	$87,593	$378,715	$255,540

Cost of sales	116,003	63,071	278,678	181,901

Gross margin	44,487	24,522	100,037	73,639

Operating expenses:
Selling expenses	11,458	3,679	24,199	12,012
Research and development expenses	1,445	876	3,337	2,661
General and administrative expenses	6,300	2,991	17,353	9,509
	19,203	7,546	44,889	24,182

Earnings from operations	25,284	16,976	55,148	49,457

Other expenses (income):
Interest income	(3)	(65)	(62)	(178)
Interest expense	2,052	2	3,368	5
Other, net	26	(21)	(30)	25

Earnings before income tax expense	23,209	17,060	51,872	49,605

Income tax expense	8,031	5,403	18,068	15,478

Net earnings	$15,178	$11,657	$33,804	$34,127

Net earnings per common share - basic	$0.50	$0.39	$1.12	$1.16

Net earnings per common share - diluted	$0.49	$0.38	$1.09	$1.11

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net earnings	$15,178	$11,657	$33,804	$34,127

Other comprehensive (loss) income, net of tax:

Net foreign currency translation adjustment	(1,739)	749	(1,934)	484

Net change in postretirement benefit plan, net of taxes of $1 and $-0- for the three months ended September 30, 2014 and 2013, and $3 and $1 for the nine months ended September 30, 2014 and 2013	(2)	1	(6)	(1)

Other comprehensive (loss) income	(1,741)	750	(1,940)	483

Comprehensive income	$13,437	$12,407	$31,864	$34,610

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net earnings	$33,804	$34,127

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,190	7,838
Stock compensation expense	3,449	2,887
Deferred income taxes	(3,788)	73
Provision for doubtful accounts	239	-
Foreign currency transaction loss	84	69
Loss on sale of assets	140	-
Changes in assets and liabilities
Accounts receivable	(8,639)	1,710
Inventories	(1,698)	(3,965)
Prepaid expenses and other current assets	1,531	1,564
Accounts payable and accrued expenses	3,681	(5,347)
Income taxes	214	255
Customer deposits and other deferred revenue	(535)	233
Other	569	428
Net cash provided by operating activities	49,241	39,872

Cash flows from investing activities:
Capital expenditures	(5,934)	(6,644)
Proceeds from sale of property, plant and equipment	-	40
Cash paid for acquisition, net of cash acquired	(566,607)	-
Intangible assets acquired	(91)	(218)
Net cash used in investing activities	(572,632)	(6,822)

Cash flows from financing activities:
Proceeds from long-term debt	350,000	-
Principal payments on long-term debt	(8,750)	-
Proceeds from revolving loan	50,000	-
Principal payments on revolving loan	(50,000)	-
Cash paid for financing costs	(2,593)	-
Repayments of short-term obligations	(89)	(89)
Proceeds from stock options exercised	6,608	6,742
Excess tax benefits from stock compensation	3,626	5,715
Dividends paid	(7,856)	-
Purchase of treasury stock	(267)	(86)
Net cash provided by financing activities	340,679	12,282

Effect of exchange rate changes on cash	(631)	110

(Decrease) increase in cash and cash equivalents	(183,343)	45,442

Cash and cash equivalents beginning of period	208,747	144,737
Cash and cash equivalents end of period	$25,404	$190,179

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full year or any interim period.

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

The Company is indemnified for tax liabilities prior to the Acquisition date. The indemnification asset balance increased by $129 from June 30, 2014 to September 30, 2014, as well as from May 7, 2014 to September 30, 2014.

Transaction and integration related costs included in selling, general, and administrative expenses for the nine months ended September 30, 2014 are $3,110.

The following unaudited pro forma information has been prepared as if the Acquisition had occurred on January 1, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,

	Net Sales	Net Earnings	Net Sales	Net Earnings
SensoryEffects actual results included in the Company’s consolidated income statement from May 7, 2014 through September 30, 2014	$58,884	$3,467	$95,278	$3,009

2014 Supplemental pro forma combined financial information	$160,490	$15,502	$462,732	$41,985

Basic earnings per share		$.51		$1.39
Diluted earnings per share		$.50		$1.35

2013 Supplemental pro forma combined financial information	$138,478	$11,332	$402,642	$32,558

Basic earnings per share		$.38		$1.10
Diluted earnings per share		$.37		$1.06

2014 supplemental pro forma earnings for the three months ended September 30, 2014, exclude $494 of acquisition-related costs incurred. 2014 supplemental pro forma earnings for the nine months ended September 30, 2014, exclude $16,706 of acquisition-related costs incurred and $4,735 of nonrecurring expenses related to the fair value adjustment to acquisition-date inventory. The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the SensoryEffects acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three and nine months ended September 30, 2014 and 2013 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended September 30,
	2014	2013
Cost of sales	$141	$152
Operating expenses	961	754
Net earnings	(690)	(556)

	Increase/(Decrease) for the Nine Months Ended September 30,
	2014	2013
Cost of sales	$452	$456
Operating expenses	2,997	2,431
Net earnings	(2,189)	(1,799)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2014, the plans had 4,072,896 shares available for future awards. Compensation expense for stock options and restricted stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2014 and 2013 is summarized below:

For the nine months ended September 30, 2014	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2013	1,893	$20.94	$71,465
Granted	313	53.38
Exercised	(456)	14.49
Forfeited	(126)	56.03
Outstanding as of September 30, 2014	1,624	$26.29	$49,192	5.6
Exercisable as of September 30, 2014	1,220	$20.83	$43,583	4.6

For the nine months ended September 30, 2013	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2012	2,543	$16.87	$49,845
Granted	175	38.58
Exercised	(602)	11.21
Forfeited	(31)	33.90
Outstanding as of September 30, 2013	2,085	$20.08	$66,048	5.3
Exercisable as of September 30, 2013	1,604	$15.97	$57,399	4.3

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 34% and 39%; risk-free interest rates of 1.8% and 1.0%; and expected lives of 5.6 and 5.0 years, in each case for the nine months ended September 30, 2014 and 2013, respectively.

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

Other information pertaining to option activity during the nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average fair value of options granted	$16.38	$17.83	$17.36	$13.02
Total intrinsic value of stock options exercised ($000s)	$7,241	$8,260	$18,185	$20,244

Non-vested restricted stock activity for the nine months ended September 30, 2014 and 2013 is summarized below:

Nine months ended September 30, 2014	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2013	172	$33.69
Granted	25	51.03
Vested	(24)	37.61
Forfeited	(6)	45.32
Non-vested balance as of September 30, 2014	167	$35.27

Nine months ended September 30, 2013	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2012	258	$26.88
Granted	21	38.10
Vested	(5)	35.79
Forfeited	(24)	31.97
Non-vested balance as of September 30, 2013	250	$27.11

As of September 30, 2014 and 2013, there was $6,537 and $6,185, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2014, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years. The Company estimates that share-based compensation expense for the year ended December 31, 2014 will be approximately $4,600.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,092,703 shares have been purchased, none of which remained in treasury at September 30, 2014. During the nine months ended September 30, 2014, a total of 4,969 shares have been purchased at an average cost of $53.81 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES

Inventories at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials	$23,097	$8,454
Work in progress	2,395	1,330
Finished goods	32,697	15,040
Total inventories	$58,189	$24,824

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
Land	$3,184	$2,054
Building	30,838	19,732
Equipment	149,846	86,147
Construction in progress	5,927	1,754
	189,795	109,687
Less: accumulated depreciation	61,558	54,771
Property, plant and equipment, net	$128,237	$54,916

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $385,646 as of September 30, 2014 and $28,515 as of December 31, 2013 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014, are as follows:

Goodwill at January 1, 2014	$28,515
Goodwill as a result of the Acquisition of Performance Chemicals & Ingredients Company – see Note 2	357,131
Goodwill at September 30, 2014	$385,646

There were no changes in the carrying amount of goodwill for the three months ended September 30, 2014.

Identifiable intangible assets with finite lives at September 30, 2014 and December 31, 2013 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 9/30/14	Accumulated Amortization at 9/30/14	Gross Carrying Amount at 12/31/13	Accumulated Amortization at 12/31/13
Customer lists	10	$167,442	$35,264	$37,142	$24,552
Trademarks & trade names	10-17	32,013	1,744	910	461
Developed technology	5	3,200	294	-	-
Regulatory registration costs	5-10	1,647	625	1,644	514
Patents & trade secrets	15-17	1,651	912	1,593	849
Other	5-10	754	577	754	541
		$206,707	$39,416	$42,043	$26,917

Amortization of identifiable intangible assets was approximately $12,500 for the nine months ended September 30, 2014. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2014 is $7,000, approximately $26,400 for 2015, $24,200 for 2016, $20,300 for 2017, $18,000 for 2018 and $16,200 for 2019. At September 30, 2014, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2014.

NOTE 7 – LONG-TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”). The term loan and $50,000 of the revolving loan were used to fund the Performance Chemicals & Ingredients Company acquisition (see Note 2) and for general corporate purposes. At September 30, 2014, the Company had a total of $341,250 of debt outstanding. The term loan is payable in quarterly installments of $8,750 commencing on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion and the revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion; plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 1.90% at September 30, 2014. The Company has $100,000 of undrawn revolving loan at September 30, 2014 that is subject to a commitment fee; which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At September 30, 2014, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the company.

The following table summarizes the future minimum debt payments:

	2014	2015	2016	2017	2018	2019
Current portion of long-term debt	$8,750	$26,250
Long-term debt		8,750	$35,000	$35,000	$35,000	$192,500
Total	$8,750	$35,000	$35,000	$35,000	$35,000	$192,500

Costs associated with the issuance of debt instruments are capitalized and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $2,299 at September 30, 2014. Amortization expense pertaining to these costs totaled $193 and $296 for the three and nine months ended September 30, 2014, respectfully, and is included in interest expense in the accompanying condensed consolidated statement of earnings.

NOTE 8 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended September 30, 2014	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$15,178	30,463,188	$.50

Effect of dilutive securities – stock options and restricted stock		783,090

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$15,178	31,246,278	$.49

Three months ended September 30, 2013	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$11,657	29,708,370	$.39

Effect of dilutive securities – stock options and restricted stock		1,215,240

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$11,657	30,923,610	$.38

Nine months ended September 30, 2014	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$33,804	30,296,753	$1.12

Effect of dilutive securities – stock options and restricted stock		839,437

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$33,804	31,136,190	$1.09

Nine months ended September 30, 2013	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$34,127	29,509,991	$1.16

Effect of dilutive securities – stock options and restricted stock		1,268,110

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$34,127	30,778,101	$1.11

The Company had stock options covering 184,976 and 8,800 shares at September 30, 2014 and 2013, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 9 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2014, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2010. During the nine months ended September 30, 2014, the increase in the amount of unrecognized tax benefits was primarily related to the aforementioned Acquisition (See Note 2) of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects). The Acquisition resulted in an assumed liability for unrecognized tax benefits based on an estimated fair value of $1,650. The Company is indemnified for this liability, and as such, has recognized a corresponding indemnification asset of $1,650. During the nine months ended September 30, 2013, there was no significant change to the amount of unrecognized tax benefits. As of September 30, 2014 and December 31, 2013, the Company had approximately $5,200 and $3,100, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. Other than potential changes to the estimated fair value of the assumed liability for unrecognized tax benefits related to the Acquisition of Performance Chemicals & Ingredients Company, the Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2014 and December 31, 2013 was approximately $1,550 and $1,050, respectively, and is included in other long-term obligations.

NOTE 10 – SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer products and services to different markets. Presently, the Company has three segments: Specialty Products; SensoryEffects; and Animal Nutrition & Health.

Business Segment Net Sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Specialty Products	$13,652	$12,420	$40,086	$38,419
SensoryEffects	71,821	12,348	133,170	35,502
Animal Nutrition & Health	75,017	62,825	205,459	181,619
Total	$160,490	$87,593	$378,715	$255,540

Business Segment Earnings Before Income Taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Specialty Products	$5,306	$4,848	$15,576	$15,036
SensoryEffects	8,743	2,760	14,218	8,536
Animal Nutrition & Health	11,729	9,368	28,696	25,885
Transaction and integration costs	(494)	-	(3,342)	-
Interest and other income (expense)	(2,075)	84	(3,276)	148
Total	$23,209	$17,060	$51,872	$49,605

Transaction and integration costs are primarily related to the definitive agreement to acquire Performance Chemicals & Ingredients Company (d/b/a SensoryEffects; see Note 2).

The following table summarizes domestic (U.S.) and foreign sales for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Domestic	$124,088	$60,742	$278,422	$173,855
Foreign	36,402	26,851	100,293	81,685
Total	$160,490	$87,593	$378,715	$255,540

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2014 and 2013 for income taxes and interest is as follows:

	Nine Months Ended September 30,
	2014	2013
Income taxes	$17,920	$9,274
Interest	$3,006	$22

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended September 30,
	2014	2013
Net foreign currency translation adjustment	$(1,739)	$749
Net change in postretirement benefit plan (see Note 13 for further information)
Amortization of prior service credit	(5)	(5)
Amortization of loss	2	6
Total before tax	(3)	1
Tax	1	-
Net of tax	(2)	1

Total other comprehensive (loss) income	$(1,741)	$750

	Nine Months Ended September 30,
	2014	2013
Net foreign currency translation adjustment	$(1,934)	$484

Net change in postretirement benefit plan (see Note 13 for further information)
Amortization of prior service credit	(14)	(14)
Amortization of loss	5	12
Total before tax	(9)	(2)
Tax	3	1
Net of tax	(6)	(1)

Total other comprehensive (loss) income	$(1,940)	$483

NOTE 13 – EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit costs for such retirement medical plan were as follows:

	Nine Months Ended September 30,
	2014	2013
Service cost	$43	$51
Interest cost	36	32
Amortization of prior service credit	(14)	(14)
Amortization of loss	5	12
Net periodic benefit cost	$70	$81

The amount recorded for this obligation on the Company’s balance sheet as of September 30, 2014 and December 31, 2013 is $1,232 and $1,152, respectively, and is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In 2012, the Company entered into a six (6) year lease extension for approximately 20,000 square feet of office space in New Hampton, New York. The office space serves as the Company’s general offices and as a laboratory facility. In 2013, SensoryEffects entered into a three (3) year lease for approximately 40,000 square feet of warehouse space in St. Louis, Missouri. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which primarily expire at various times through 2029.

Rent expense charged to operations under such lease agreements for the nine months ended September 30, 2014 and 2013 aggregated approximately $1,114 and $771, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at September 30, 2014 are as follows:

Year
October 1, 2014 to December 31, 2014	$476
2015	1,813
2016	1,424
2017	1,177
2018	926
2019	447
Thereafter	2,104
Total minimum lease payments	$8,367

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

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2014 and December 31, 2013 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company’s financial instruments, principally cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at September 30, 2014 include $771 in money market funds. The money market funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

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

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”).  The term loan and $50,000 of the revolving loan were used to fund the Acquisition of SensoryEffects and for general corporate purposes. The Company has made debt payments of $58,750 related to these loans and has $100,000 available under the revolving loan.

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

The following tables summarize consolidated business segment net sales and earnings from operations for the three and nine months ended September 30, 2014 and 2013:

Business Segment Net Sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Specialty Products	$13,652	$12,420	$40,086	$38,419
SensoryEffects	71,821	12,348	133,170	35,502
Animal Nutrition & Health	75,017	62,825	205,459	181,619
Total	$160,490	$87,593	$378,715	$255,540

Business Segment Earnings From Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Specialty Products	$5,306	$4,848	$15,576	$15,036
SensoryEffects	8,743	2,760	14,218	8,536
Animal Nutrition & Health	11,729	9,368	28,696	25,885
Transaction and integration costs	(494)	-	(3,342)	-
Total	$25,284	$16,976	$55,148	$49,457

RESULTS OF OPERATIONS

Three months ended September 30, 2014 compared to three months ended September 30, 2013.

Net Sales

Net sales for the three months ended September 30, 2014 were $160,490, as compared with $87,593 for the three months ended September 30, 2013, an increase of $72,897 or 83.2%.  Net sales for the SensoryEffects segment (formerly Food, Pharma & Nutrition) were $71,821, compared with $12,348 for the three months ended September 30, 2013, an increase of $59,473 or 481.6%.  Net sales from the recently acquired SensoryEffects business contributed $58,884 to the overall increase.  The acquired Powder & Flavor Systems, and Cereal Systems product lines comprised $50,224 and $5,996 of the increase, respectively.  Also contributing to the higher sales was a $904 or 13.3% increase in encapsulated ingredients used for baking and food preservation; primarily due to greater volume. Net sales for the Animal Nutrition & Health segment were $75,017 for the three months ended September 30, 2014, as compared with $62,825 for the three months ended

September 30, 2013, an increase of $12,192 or 19.4%.  Sales of products targeted for ruminant animal feed markets increased by $5,867 or 63.1% from the prior year comparable period.  Strong dairy economics supported increased sales volumes of our products.  Industrial sales grew $6,144 or 26.6% over the prior year comparative principally due to volume increases of various choline and choline derivatives for industrial applications, most notably for shale fracking.  Sales for industrial applications comprised approximately 38.9% of sales in the segment, as compared to 36.7% for the comparable three months ended September 30, 2013.  Net sales for the Specialty Products segment were $13,652 for the three months ended September 30, 2014, as compared with $12,420 for the three months ended September 30, 2013, an increase of $1,232 or 9.9%.  Increased sales of ethylene oxide products used for medical device sterilization and propylene oxide products used for industrial applications contributed to the higher sales.

Gross Margin

For the three months ended September 30, 2014, gross margin increased to $44,487 compared to $24,522 for the three months ended September 30, 2013.  Gross margin as a percentage of sales for the three months ended September 30, 2014 decreased to 27.7% from 28.0% in the prior year comparative period.  Gross margins for the SensoryEffects segment declined 7.1% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  The acquired product lines carry a lower gross margin; which was partially offset by a favorable product mix in the encapsulated ingredients product lines.  Gross margin percentage increased for Animal Nutrition & Health by 1.3% primarily due to product mix and efficiencies resulting from higher volumes. Gross margin percentage for the Specialty Products segment was flat.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 were $19,203 or 12.0% of net sales as compared to $7,546 or 8.6% of net sales for the three months ended September 30, 2013.  The increase was primarily due to the Acquisition, including increased amortization expense of $5,808 related to the acquired intangible assets, integration expenses of $494, as well as recruiting costs.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended September 30, 2014 were $25,284 as compared to $16,976 for the three months ended September 30, 2013, an increase of $8,308 or 48.9%.  Earnings from operations as a percentage of sales (“operating margin”) for the three months ended September 30, 2014 were 15.8%, declining from 19.4% for the three months ended September 30, 2013, primarily due to the aforementioned amortization expense associated with acquired intangible assets, integration expenses and product mix.  Excluding the impact of amortization expenses and integration expenses, the earnings from operations were $31,748 or 19.8% of sales.  Earnings from the SensoryEffects segment were $8,743, an increase of $5,983 or 216.8% primarily due to increased sales from the Acquisition partially offset by increased amortization expense. Animal Nutrition and Health segment earnings from operations were $11,729, an increase of $2,361 or 25.2%, primarily the result of higher sales volumes. Earnings from operations from the Specialty Products segment were $5,306, an increase of $458 or 9.5%, primarily the result of higher sales volume.

Other Expenses (Income)

Interest expense for the three months ended September 30, 2014 was $2,052 and is primarily related to the loans entered into on May 7, 2014 to finance the Acquisition of SensoryEffects.  Interest income was $3 and $65 for the three months ended September 30, 2014 and 2013, respectively.  The Company has invested available cash primarily in money market investments that have been classified as cash equivalents due to the short maturities of these investments.  Other expense was $26 for the three months ended September 30, 2014, and other income was $21 for the three months ended September 30, 2013.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 was 34.6% and 31.7%, respectively.  The increase in the effective tax rate is primarily attributable to the impact of new jurisdictions related to the SensoryEffects acquisition, a change in the apportionment relating to state income taxes, a change in the income proportion towards jurisdictions with higher tax rates, and the timing of certain tax credits and deductions.

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended September 30, 2014 were $15,178 as compared with $11,657 for the three months ended September 30, 2013, an increase of $3,521 or 30.2%.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013.

Net Sales

Net sales for the nine months ended September 30, 2014 were $378,715, as compared with $255,540 for the nine months ended September 30, 2013, an increase of $123,175 or 48.2%.  Net sales for the SensoryEffects segment (formerly Food, Pharma & Nutrition) were $133,170, compared with $35,502 for the nine months ended September 30, 2013, an increase of $97,668 or 275.1%.  Net sales from the recently acquired SensoryEffects business contributed $95,279 to the overall increase.  The acquired Powder & Flavor Systems, and Cereal Systems product lines comprised $81,345 and $10,293 of the increase, respectively.  Contributing to the higher sales was a $2,118 or 11.4% increase in encapsulated ingredients used for baking and food preservation; due to a favorable product mix and greater volume. Additionally, sales of nutrient products for both food applications and supplements markets increased $788 or 5.0%, primarily due to higher volume.  Net sales for the Animal Nutrition & Health segment were $205,459 for the nine months ended September 30, 2014, as compared with $181,619 for the nine months ended September 30, 2013, an increase of $23,840 or 13.1%. Sales of products targeted for ruminant animal feed markets increased by $8,534 or 30.0% from the prior year comparable period, primarily due to strong dairy economics, which increased demand for our products. Global feed grade choline product sales increased $4,490 or 5.4% primarily due to increased volumes of choline products sourced from our Italian operation into the European and other international markets.  Industrial sales grew $10,476 or 16.1% over the prior comparative year period principally due to volume increases of various choline and choline derivatives for industrial applications, most notably for shale fracking.  Sales for industrial applications comprised approximately 36.8% of sales in the segment, as compared to 35.8% for the comparable nine months ended September 30, 2013.  Net sales for the Specialty Products segment were $40,086 for the nine months ended September 30, 2014, as compared with $38,419 for the nine months ended September 30, 2013, an increase of $1,667 or 4.3%.  Increased sales of ethylene oxide products used for medical device sterilization were partially offset by lower sales volumes of propylene oxide products used for industrial applications.

Gross Margin

For the nine months ended September 30, 2014, gross margin increased to $100,037 compared to $73,639 for the nine months ended September 30, 2013.  Gross margin as a percentage of sales for the nine months ended September 30, 2014 decreased to 26.4% from 28.8% in the prior year comparative period.  Gross margins for the SensoryEffects segment declined 11.1% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  The acquired product lines within the SensoryEffects segment carry a lower gross margin.  Additionally, the valuation of acquired inventory to fair value increased cost of sales by $4,735.  Gross margin percentage for the Animal Nutrition & Health segment decreased by 0.5% primarily due to a heavier weighting towards choline chloride products used in industrial applications along with increases in certain petrochemical raw material costs.  Gross margin percentage for the Specialty Products segment was flat.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 were $44,889 or 11.9% of net sales as compared to $24,182 or 9.5% of net sales for the nine months ended September 30, 2013.  The increase was primarily due to the Acquisition, including increased amortization expense of $9,264 related to the acquired intangible assets, transaction and integration expenses of $3,342, as well as recruiting costs.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for the nine months ended September 30, 2014 were $55,148 as compared to $49,457 for the nine months ended September 30, 2013, an increase of $5,691 or 11.5%.  Earnings from operations as a percentage of sales (“operating margin”) for the nine months ended September 30, 2014 were 14.6%, declining from 19.4% for the nine months ended September 30, 2013, primarily due to the aforementioned amortization expense associated with acquired intangible assets, the impact of the valuation of the acquired inventory, transaction and integration expenses and product mix.  Excluding the impact of amortization expenses, valuation of the acquired inventory, and transaction and integration expenses, the earnings from operations were $72,747 or 19.2% of sales. Earnings from the SensoryEffects segment were $14,218, an increase of $5,682 or 66.6% primarily due to increased sales from the Acquisition partially offset by increased amortization expense and the impact of the valuation of acquired inventory. Animal Nutrition and Health segment earnings from operations were $28,696, an increase of $2,811 or 10.9%, primarily the result of higher sales volumes, partially offset by product mix and increases in certain petrochemical raw material costs.  Earnings from operations from the Specialty Products segment were $15,576, an increase of $540 or 3.6%.

Other Expenses (Income)

Interest expense for the nine months ended September 30, 2014 was $3,368 and is primarily related to the loans entered into on May 7, 2014 to finance the Acquisition of SensoryEffects.  Interest income was $62 and $178 for the nine months ended September 30, 2014 and 2013, respectively.  The Company has invested available cash primarily in certificates of deposit and money market investments that have been classified as cash equivalents due to the short maturities of these investments.  Other income was $30 for the nine months ended September 30, 2014, and other expense was $25 for the nine months ended September 30, 2013.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 was 34.8% and 31.2%, respectively.  The increase in the effective tax rate is primarily attributable to the impact of new jurisdictions related to the SensoryEffects acquisition, a change in the apportionment relating the state income taxes, a change in the income proportion towards jurisdictions with higher tax rates, and the timing of certain tax credits and deductions.

Net Earnings

Principally as a result of the above-noted details, net earnings for the nine months ended September 30, 2014 were $33,804 as compared with $34,127 for the nine months ended September 30, 2013, a decrease of $323 or 0.9%.

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

The Company's contractual obligations as of September 30, 2014, are summarized in the table below:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$8,367	$1,836	$2,760	$1,555	$2,216
Purchase obligations (2)	24,649	24,649	-	-	-
Debt (3)	341,250	35,000	70,000	236,250	-
Total	$374,266	$61,485	$72,760	$237,805	$2,216

(1)	Principally includes obligations associated with future minimum non-cancelable operating lease obligations (including the headquarters office space entered into in 2002 and extended in 2012 for six (6) years) and warehouse space entered into in 2013 for three (3) years.

(2)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

(3)	Consists of $341,250 senior secured term loan.

The table above excludes a $5,235 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

During the nine months ended September 30, 2014, other than the long-term debt and other obligations related to the Acquisition of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects), there were no other material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents decreased to $25,404 at September 30, 2014 from $208,747 at December 31, 2013 primarily resulting from the activity detailed below.  At September 30, 2014, the Company had $8,480 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our U.S. operations, we could be required to pay additional U.S. taxes to repatriate these funds.  Working capital was $83,422 at September 30, 2014 as compared to $242,021 at December 31, 2013, a decrease of $158,599.

Operating Activities

Cash flows from operating activities provided $49,241 for the nine months ended September 30, 2014 as compared to $39,872 for the nine months ended September 30, 2013.  The increase in cash flows from operating activities was primarily due to higher amortization and depreciation expense adjustments partially offset by unfavorable working capital changes.

Investing Activities

As previously noted, on May 7, 2014, the Company acquired SensoryEffects for a purchase price of approximately $569,000. The Company continues to invest in projects across all production facilities and capital expenditures were $5,934 for the nine months ended September 30, 2014. Capital expenditures were $6,644 for the nine months ended September 30, 2013 and were predominately for the Company’s new manufacturing facility in Covington, Virginia.

Financing Activities

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000. The term loan and $50,000 of the revolving loan were used to fund the Acquisition of SensoryEffects and for general corporate purposes. The Company has made debt payments of $58,750 related to these loans and has $100,000 available under the revolving loan.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,092,703 shares have been purchased, none of which remained in treasury at September 30, 2014. During the nine months ended September 30, 2014, a total of 4,969 shares have been purchased at an average cost of $53.81 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $6,608 and $6,742 for the nine months ended September 30, 2014 and 2013, respectively.  Dividend payments were $7,856 and $-0- for the nine months ended September 30, 2014 and 2013, respectively.  The Company’s 2012 annual dividend was accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012 and no dividends were paid in 2013.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The liability recorded on the consolidated balance sheet as of September 30, 2014 is $1,232 and the plan is not funded. Historical cash payments made under the plan have typically been less than $100 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2013 Annual Report on Form 10-K, during the nine months ended September 30, 2014.

Related Party Transactions

The Company was not engaged in related party transactions during the nine months ended September 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of September 30, 2014, the Company’s borrowings were under a bank term loan and revolving loan bearing interest at LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at September 30, 2014, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $3,413. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

On May 7, 2014, we completed the acquisition of the Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) business. See Note 2 of the Notes to the Consolidated Financial Statements for additional information.  We are integrating SensoryEffects into our internal control over financial reporting process and expect to exclude the business from our assessment of internal control over financial reporting as of December 31, 2014.  Total assets of the Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) business represented approximately 76% of our consolidated total assets as of September 30, 2014, and net sales related to the Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) business represented approximately 25% of our consolidated net sales for the nine months ended September 30, 2014.

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

BALCHEM CORPORATION

By:/s/ Dino A. Rossi
Dino A. Rossi, Chairman, President and
Chief Executive Officer

By:/s/ William A. Backus
William A. Backus, Chief Financial Officer
and Treasurer

Date: November 10, 2014

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