Form 10-Q
period 2015-03-31
BALCHEM CORP
filed 2015-05-07
CIK 9326

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	Quarterly Report Pursuant to Section 13 or 15(d) of
☒	the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 1, 2015 the registrant had 31,089,601 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	March 31, 2015 (unaudited)	December 31, 2014
Current assets:
Cash and cash equivalents	$56,613	$50,287
Accounts receivable, net of allowance for doubtful accounts of $265 and $288 at March 31, 2015 and December 31, 2014	64,088	71,982
Inventories	50,451	49,623
Prepaid expenses	3,370	4,545
Deferred income taxes	1,372	1,390
Other current assets	3,233	3,475
Total current assets	179,127	181,302

Property, plant and equipment, net	133,494	131,588

Goodwill	383,906	383,906
Intangible assets with finite lives, net	154,135	160,394
Other assets	4,180	4,341
Total assets	$854,842	$861,531

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$20,041	$24,352
Accrued expenses	16,555	15,614
Accrued compensation and other benefits	4,735	9,137
Dividends payable	-	9,251
Income taxes payable	1,789	2,168
Current portion of long-term debt	35,000	35,000
Total current liabilities	78,120	95,522

Long-term debt	288,750	297,500
Deferred income taxes	70,701	70,661
Other long-term obligations	6,047	5,950
Total liabilities	443,618	469,633

Commitments and contingencies (note 14)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 31,056,901 shares issued and outstanding at March 31, 2015 and 30,845,586 shares issued and outstanding at December 31, 2014	2,071	2,058
Additional paid-in capital	104,113	97,289
Retained earnings	310,374	295,202
Accumulated other comprehensive loss	(5,334)	(2,651)
Total stockholders' equity	411,224	391,898

Total liabilities and stockholders' equity	$854,842	$861,531

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net sales	$144,862	$85,995

Cost of sales	101,732	62,780

Gross margin	43,130	23,215

Operating expenses:
Selling expenses	11,786	4,189
Research and development expenses	1,448	773
General and administrative expenses	4,858	4,898
	18,092	9,860

Earnings from operations	25,038	13,355

Other expenses (income):
Interest income	(2)	(46)
Interest expense	1,881	1
Other, net	74	28

Earnings before income tax expense	23,085	13,372

Income tax expense	7,913	4,478

Net earnings	$15,172	$8,894

Net earnings per common share - basic	$0.49	$0.30

Net earnings per common share - diluted	$0.48	$0.29

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net earnings	$15,172	$8,894

Other comprehensive loss, net of tax:

Net foreign currency translation adjustment	(2,680)	(18)

Net change in postretirement benefit plan, net of taxes of $2 and $1 for the three months ended March 31, 2015 and 2014	(3)	(2)

Other comprehensive loss	(2,683)	(20)

Comprehensive income	$12,489	$8,874

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net earnings	$15,172	$8,894

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,026	2,631
Stock compensation expense	1,174	988
Deferred income taxes	4	55
Provision for doubtful accounts	(16)	-
Foreign currency transaction loss	34	36
Loss on disposal of assets	85	-
Changes in assets and liabilities
Accounts receivable	7,125	(4,387)
Inventories	(1,286)	(50)
Prepaid expenses and other current assets	1,322	526
Accounts payable and accrued expenses	(7,010)	400
Income taxes	(168)	1,123
Customer deposits and other deferred revenue	11	-
Other	125	24
Net cash provided by operating activities	26,598	10,240

Cash flows from investing activities:
Deposit held in escrow	-	(5,500)
Capital expenditures	(6,368)	(1,138)
Intangible assets acquired	(387)	(27)
Net cash used in investing activities	(6,755)	(6,665)

Cash flows from financing activities:
Principal payments on long-term debt	(8,750)	-
Repayments of short-term obligations	-	(89)
Proceeds from stock options exercised	3,175	1,327
Excess tax benefits from stock compensation	2,488	1,689
Dividends paid	(9,251)	(7,856)
Purchase of treasury stock	-	(33)
Net cash used in financing activities	(12,338)	(4,962)

Effect of exchange rate changes on cash	(1,179)	(30)

Increase (decrease) in cash and cash equivalents	6,326	(1,417)

Cash and cash equivalents beginning of period	50,287	208,747
Cash and cash equivalents end of period	$56,613	$207,330

Supplemental Cash Flow Information - see Note 11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2014 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2014. References in this report to the “Company” mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including  BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Italia Srl, Performance Chemicals & Ingredients Company, SensoryEffects Powder Systems, Inc., SensoryEffects Cereal Systems, Inc., SensoryEffects Flavor Company, SensoryEffects International Sales, Inc., and SEPS Reading LLC, on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full year or any interim period.

Retrospective Revision of Certain Prior Period Information

During the first quarter of fiscal year 2015, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed, and as a result, the Company changed its communication to external investors. Therefore, beginning in fiscal year 2015, we are reporting our financial performance based on our new segments described in Note 10 – Segment Information. We have retrospectively revised certain prior period amounts to conform to the way we internally manage and monitor segment performance during the current fiscal year. This change impacted Note 6 – Intangible Assets and Note 10 – Segment Information, with no impact on consolidated net income or cash flows.

During the first quarter of fiscal year 2015, the Company completed its review of the acquired tax balances associated with the SensoryEffects acquisition.  As a result, the following December 31, 2014 balances were retrospectively revised as follows: goodwill and deferred income taxes were increased by $260. The revision is measured as of the acquisition date and considers adjustments that would have been recognized had the deferred taxes been recorded as of the acquisition date. There was no impact on consolidated net income or cash flows. See Note 2.

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

The goodwill of $355,391 arising from the Acquisition consists largely of expected synergies, including the combined entities experience and technical problem solving capabilities, and acquired workforce. The goodwill is assigned to the SensoryEffects segment and approximately $20,466 is expected to be tax deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

Cash and cash equivalents	$2,635
Accounts receivable	25,674
Inventories	32,000
Property, plant and equipment	75,850
Customer relationships	130,300
Trade names	31,100
Developed technology	3,200
Other assets	3,955
Indemnification asset	1,650
Trade accounts payable	(10,427)
Accrued expenses	(6,326)
Bank debt	(75,550)
Deferred income taxes	(75,760)
Goodwill	355,391
Amount paid to shareholders	493,692
SensoryEffects bank debt paid on purchase date	75,550
Total amount paid on acquisition date	$569,242

As a result of our reviews of the tax balances, a retrospective revision of an additional $260 to deferred income taxes and goodwill was made to the purchase price allocation as of May 7, 2014.

Customer relationships are amortized over a 10-year period utilizing an accelerated method based on the estimated average customer attrition rate. Trade names and developed technology are amortized over 10 years and 5 years, respectively, utilizing the straight-line method as the consumption pattern of the related economic benefits cannot be reliably determined.

The Company is indemnified for tax liabilities prior to the Acquisition date. The indemnification asset balance increased by $54 from January 1, 2015 to March 31, 2015 to $1,976.

The following unaudited pro forma information has been prepared as if the Acquisition had occurred on January 1, 2013.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014

	Net Sales	Net Earnings	Net Sales	Net Earnings
SensoryEffects actual results included in the Company’s consolidated income statement from January 1, 2015 through March 31, 2015	$54,540	$2,906	$-0-	$-0-

Supplemental pro forma combined financial information	$144,862	$15,172	$144,607	$11,852

Basic earnings per share		$0.49		$0.39
Diluted earnings per share		$0.48		$0.38

2014 supplemental pro forma earnings for the three months ended March 31, 2014, exclude $1,268 of acquisition-related costs incurred. The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the SensoryEffects acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three months ended March 31, 2015 and 2014 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended March 31,
	2015	2014
Cost of sales	$212	$148
Operating expenses	962	840
Net earnings	(760)	(653)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2015, the plans had 3,825,592 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four to seven years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2015 and 2014 is summarized below:

For the three months ended March 31, 2015	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2014	1,470	$27.35	$57,742
Granted	197	58.52
Exercised	(192)	16.52
Forfeited	(1)	45.08
Outstanding as of March 31, 2015	1,474	$32.93	$33,736	6.2
Exercisable as of March 31, 2015	1,040	$24.75	$31,849	4.9

For the three months ended March 31, 2014	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2013	1,893	$20.94	$71,465
Granted	158	50.57
Exercised	(125)	10.60
Forfeited	(13)	43.10
Outstanding as of March 31, 2014	1,913	$23.92	$53,946	5.6
Exercisable as of March 31, 2014	1,504	$19.28	$49,392	4.7

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.6% and 0.6%; expected volatilities of 33% and 33%; risk-free interest rates of 1.8% and 1.7%; and expected lives of 5.5 and 5.6 years, in each case for the three months ended March 31, 2015 and 2014, respectively.

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

Other information pertaining to option activity during the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Weighted-average fair value of options granted	$18.42	$15.98
Total intrinsic value of stock options exercised ($000s)	$8,039	$5,418

Non-vested restricted stock activity for the three months ended March 31, 2015 and 2014 is summarized below:

Three months ended March 31, 2015	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	134	$38.13
Granted	19	58.52
Vested	(10)	14.37
Forfeited	-	-
Non-vested balance as of March 31, 2015	143	$42.53

Three months ended March 31, 2014	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2013	172	$33.69
Granted	20	50.49
Vested	(2)	35.79
Forfeited	(2)	32.70
Non-vested balance as of March 31, 2014	188	$35.42

During the three months ended March 31, 2015, the Company granted 24,010 equity-settled performance shares (PS’s) with a weighted average fair value of $58.78 to certain employees. There were no vested or forfeited PS during the three months ended March 31, 2015. PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, subject to an (1) EBITDA performance  hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and (2) relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents established at January 1, 2015. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests.  The assumptions used in the fair value determination were: risk free interest rate: 1.00%; dividend yield: 0.5%; volatility: 34% and initial TSR -6.9%. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of March 31, 2015 and 2014, there was $10,622 and $8,259, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2015, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years. The Company estimates that share-based compensation expense for the year ended December 31, 2015 will be approximately $4,700.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,105,231 shares have been purchased, none of which remained in treasury at March 31, 2015. During the three months ended March 31, 2015, no shares were purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES

Inventories at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials	$17,745	$19,822
Work in progress	2,439	1,989
Finished goods	30,267	27,812
Total inventories	$50,451	$49,623

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
Land	$2,997	$3,130
Building	30,723	31,030
Equipment	149,036	150,170
Construction in progress	14,218	10,969
	196,974	195,299
Less: accumulated depreciation	63,480	63,711
Property, plant and equipment, net	$133,494	$131,588

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $383,906 as of March 31, 2015 and December 31, 2014 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

As discussed in Note 10 – Segment Information, during the first quarter of fiscal year 2015, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed, and as a result, the Company changed its communication to external investors. We allocated goodwill to our new reporting units using a relative fair value approach.

	March 31, 2015	December 31, 2014
Specialty Products	$7,160	$7,160
SensoryEffects	363,784	363,784
Animal Nutrition and Health	11,734	11,734
Industrial Products	1,228	1,228
Total	$383,906	$383,906

Identifiable intangible assets with finite lives at March 31, 2015 and December 31, 2014 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 3/31/15	Accumulated Amortization at 3/31/15	Gross Carrying Amount at 12/31/14	Accumulated Amortization at 12/31/14
Customer relationships & lists	10	$167,442	$46,822	$167,442	$41,238
Trademarks & trade names	17	32,014	3,332	32,014	2,540
Developed technology	5	3,200	577	3,200	420
Regulatory registration costs	5-10	2,012	705	1,704	667
Patents & trade secrets	15-17	1,705	955	1,665	933
Other	5-10	754	601	754	587
		$207,127	$52,992	$206,779	$46,385

Amortization of identifiable intangible assets was approximately $6,600 for the three months ended March 31, 2015. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2015 is $19,900, approximately $24,350 for 2016, $20,350 for 2017, $18,100 for 2018, $16,250 for 2019 and $14,500 for 2020. At March 31, 2015, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2015.

NOTE 7 – LONG-TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”). The term loan and $50,000 of the revolving loan were used to fund the Performance Chemicals & Ingredients Company acquisition (see Note 2) and for general corporate purposes. At March 31, 2015, the Company had a total of $323,750 of debt outstanding. The term loan is payable in quarterly installments of $8,750 commencing on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion and the revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion; plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 1.67% at March 31, 2015. The Company has $100,000 of undrawn revolving loan at March 31, 2015 that is subject to a commitment fee; which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At March 31, 2015, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the company.

The following table summarizes the future minimum debt payments:

	2015	2016	2017	2018	2019
Current portion of long-term debt	$26,250	$8,750	-	-	-
Long-term debt	-	26,250	$35,000	$35,000	$192,500
Total	$26,250	$35,000	$35,000	$35,000	$192,500

Costs associated with the issuance of debt instruments are capitalized and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $1,982 at March 31, 2015. Amortization expense pertaining to these costs totaled $157 for the three months ended March 31, 2015, and is included in interest expense in the accompanying condensed consolidated statement of earnings.

NOTE 8 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended March 31, 2015	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$15,172	30,842,208	$.49

Effect of dilutive securities – stock options and restricted stock		616,096

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$15,172	31,458,304	$.48

Three months ended March 31, 2014	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$8,894	30,146,705	$.30

Effect of dilutive securities – stock options and restricted stock		932,299

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$8,894	31,079,004	$.29

The Company had stock options covering 399,868 and 11,500 shares at March 31, 2015 and 2014, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and performance shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 9 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2015, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2010. During the three months ended March 31, 2015, the increase in the amount of unrecognized tax benefits was primarily related to the aforementioned Acquisition (See Note 2) of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects). The Acquisition resulted in an assumed liability for unrecognized tax benefits based on an estimated fair value of $1,976. The Company is indemnified for this liability, and as such, has recognized a corresponding indemnification asset of $1,976. During the three months ended March 31, 2014, there was no significant change to the amount of unrecognized tax benefits. As of March 31, 2015 and December 31, 2014, the Company had approximately $5,400 and $5,200, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2015 and December 31, 2014 was approximately $1,810 and $1,643, respectively, and is included in other long-term obligations.

NOTE 10 – SEGMENT INFORMATION

During the first quarter of fiscal year 2015, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed, and as a result, the Company changed its communication to external investors. Therefore, beginning in fiscal year 2015, we are reporting our financial performance based on our new segments; Specialty Products, SensoryEffects, Animal Nutrition & Health, and Industrial Products. We have retrospectively revised certain prior period amounts to conform to the way we internally manage and monitor segment performance during the current fiscal year. Our reportable segments are described below.

SensoryEffects

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

Industrial Products

Certain derivatives of choline chloride are manufactured and sold into industrial applications predominately as a component for hydraulic fracturing of shale natural gas wells. Our products offer an attractive, effective and more environmentally responsible alternative than other clay stabilizers. Industrial grade Choline Bicarbonate is completely chloride free and our Choline Chloride reduces the amount of chlorides released into the environment up to 75% when compared to potassium chloride. The Industrial Products segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are produced at our Italian operation and sold for a wide range of industrial applications in Europe.

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

Propylene oxide is marketed and sold as a fumigant to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in certain shell and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes. We distribute our propylene oxide product primarily in recyclable, single-walled, carbon steel cylinders according to standards outlined by the EPA and the DOT. Our inventory of these cylinders also represents a significant capital investment. Propylene oxide is also sold to customers seeking smaller (as opposed to bulk) quantities and whose requirements include utilization in various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings

Business Segment Assets:
	March 31, 2015	December 31, 2014
Specialty Products	$25,752	$24,913
SensoryEffects	652,470	656,130
Animal Nutrition & Health	92,804	90,650
Industrial Products	21,597	32,330
Other Unallocated	62,219	57,508
Total	$854,842	$861,531

Depreciation/Amortization:
	Three Months Ended March 31,
	2015	2014
Specialty Products	$341	$360
SensoryEffects	7,639	299
Animal Nutrition & Health	1,546	1,521
Industrial Products	343	451
Total	$9,869	$2,631

Capital Expenditures:
	Three Months Ended March 31,
	2015	2014
Specialty Products	$211	$17
SensoryEffects	2,626	298
Animal Nutrition & Health	3,260	704
Industrial Products	271	119
Total	$6,368	$1,138

Business Segment Net Sales:
	Three Months Ended March 31,
	2015	2014
Specialty Products	$13,579	$12,792
SensoryEffects	67,757	12,150
Animal Nutrition & Health	42,706	40,853
Industrial Products	20,820	20,200
Total	$144,862	$85,995

Business Segment Earnings Before Income Taxes:
	Three Months Ended March 31,
	2015	2014
Specialty Products	$5,701	$4,806
SensoryEffects	7,706	2,601
Animal Nutrition & Health	8,510	4,159
Industrial Products	3,121	3,134
Transaction and integration costs	-	(1,345)
Interest and other income (expense)	(1,953)	17
Total	$23,085	$13,372

Transaction and integration costs are primarily related to the definitive agreement to acquire Performance Chemicals & Ingredients Company (d/b/a SensoryEffects; see Note 2).

The following table summarizes domestic (U.S.) and foreign sales for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Domestic	$121,776	$56,144
Foreign	23,086	29,851
Total	$144,862	$85,995

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2015 and 2014 for income taxes and interest is as follows:

	Three months Ended March 31,
	2015	2014
Income taxes	$5,527	$1,640
Interest	$1,723	$-

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss were as follows:

	Three Months Ended March 31,
	2015	2014
Net foreign currency translation adjustment	$(2,680)	$(18)
Net change in postretirement benefit plan (see Note 13 for further information)
Amortization of prior service credit	(5)	(5)
Amortization of loss	-	2
Total before tax	(5)	(3)
Tax	2	1
Net of tax	(3)	(2)

Total other comprehensive loss	$(2,683)	$(20)

Accumulated other comprehensive loss at March 31, 2015 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2014	$(2,702)	$51	$(2,651)
Other comprehensive loss	(2,680)	(3)	(2,683)
Balance March 31, 2015	$(5,382)	$48	$(5,334)

NOTE 13 – EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit costs for such retirement medical plan were as follows:

	Three months Ended March 31,
	2015	2014
Service cost	$13	$14
Interest cost	9	12
Amortization of prior service credit	(5)	(5)
Amortization of loss	-	2
Net periodic benefit cost	$17	$23

The amount recorded for this obligation on the Company’s balance sheet as of March 31, 2015 and December 31, 2014 is $1,134 and $1,111, respectively, and is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In 2015, the Company entered into a six (6) year, nine (9) month lease in St. Louis, Missouri for approximately 9,100 square feet of office space. The office space serves as SensoryEffects’ selling and general offices.

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

Rent expense charged to operations under such lease agreements for the three months ended March 31, 2015 and 2014 aggregated approximately $547 and $269, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at March 31, 2015 are as follows:

Year
April 1, 2015 to December 31, 2015	$1,589
2016	1,818
2017	1,580
2018	1,309
2019	789
2020	499
Thereafter	1,937
Total minimum lease payments	$9,521

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

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2015 and December 31, 2014 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at March 31, 2015 include $772 in money market funds. The money market funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

Overview

We develop, manufacture, distribute and market specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health, industrial and medical device sterilization industries.

During the first quarter of fiscal year 2015, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed, and as a result, the Company changed its communication to external investors. Therefore, beginning in fiscal year 2015, we are reporting our financial performance based on our new segments; Specialty Products, SensoryEffects, Animal Nutrition & Health, and Industrial Products. We have retrospectively revised certain prior period amounts to conform to the way we internally manage and monitor segment performance during the current fiscal year. Our reportable segments are described below.

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

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”).  The term loan and $50,000 of the revolving loan were used to fund the Acquisition of SensoryEffects and for general corporate purposes. The Company has made debt payments of $76,250 related to these loans and has $100,000 available under the revolving loan.

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

Animal Nutrition & Health

Our Animal Nutrition & Health (“ANH”) segment provides nutritional products derived from our microencapsulation and chelation technologies in addition to basic choline chloride. For ruminant animals, our microencapsulated products boost health and milk production, delivering nutrient supplements that are biologically available, providing required nutritional levels. Our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for monogastric animal health, predominantly to the poultry, pet and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry; fatty liver, kidney necrosis and general poor health condition in swine.

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

Industrial Products

Certain derivatives of choline chloride are manufactured and sold into industrial applications predominately as a component for hydraulic fracturing of shale natural gas wells. Our products offer an attractive, effective and more environmentally responsible alternative than other clay stabilizers. Industrial grade Choline Bicarbonate is completely chloride free and our Choline Chloride reduces the amount of chlorides released into the environment up to 75% when compared to Potassium Chloride. The Industrial Products segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are produced at our Italian operation and sold for a wide range of industrial applications in Europe.

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

The Company sells products for all four segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated business segment net sales and earnings from operations for the three months ended March 31, 2015 and 2014:

Business Segment Net Sales:

	Three Months Ended March 31,
	2015	2014
Specialty Products	$13,579	$12,792
SensoryEffects	67,757	12,150
Animal Nutrition & Health	42,706	40,853
Industrial Products	20,820	20,200
Total	$144,862	$85,995

Business Segment Earnings From Operations:

	Three Months Ended March 31,
	2015	2014
Specialty Products	$5,701	$4,806
SensoryEffects	7,706	2,601
Animal Nutrition & Health	8,510	4,159
Industrial Products	3,121	3,134
Transaction and integration costs	-	(1,345)
Interest and other income (expense)	(1,953)	17
Total	$23,085	$13,372

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared to three months ended March 31, 2014.

Net Sales

Net sales for the three months ended March 31, 2015 were $144,862, as compared with $85,995 for the three months ended March 31, 2014, an increase of $58,867 or 68.5%.  Net sales for the SensoryEffects segment (formerly Food, Pharma & Nutrition) were $67,757, compared with $12,150 for the three months ended March 31, 2014, an increase of $55,607 or 457.7%.  Net sales from the recently acquired SensoryEffects business contributed $54,540 to the overall increase.  The acquired Powder & Flavor Systems, and Cereal Systems product lines comprised $45,835 and $6,565 of the increase, respectively.  Also contributing to the higher sales was a $1,554 or 26.3% increase in encapsulated ingredients used for baking and food preservation; primarily due to greater volume.  Net sales for the Animal Nutrition & Health segment were $42,706 for the three months ended March 31, 2015, as compared with $40,853 for the three months ended March 31, 2014, an increase of $1,853 or 4.5%.  Sales of products targeted for ruminant animal feed markets increased by $3,896 or 38.4% from the prior year comparable period.  The improvement was primarily due to higher sales volumes of Aminoshure and Reashure products as well as higher average selling prices.  Global feed grade choline product sales declined by $2,169 or 7.5% primarily due to the weakened Euro as well as decreased volumes sourced from our Italian operations.  Net sales for the Industrial Products segment were $20,820 for the three months ended March 31, 2015 as compared to $20,200 for the three months ended March 31, 2014, an increase of $620 or 3.1%.  The increase is principally due to volume increases experienced in January of various choline and choline derivatives for shale fracking applications.  Net sales for the Specialty Products segment were $13,579 for the three months ended March 31, 2015, as compared with $12,792 for the three months ended March 31, 2014, an increase of $787 or 6.2%.  Increased sales of propylene oxide products used for industrial applications and ethylene oxide products used for medical device sterilization contributed to the higher sales.

Gross Margin

For the three months ended March 31, 2015, gross margin increased to $43,130 compared to $23,215 for the three months ended March 31, 2015.  Gross margin as a percentage of sales for the three months ended March 31, 2015 increased to 29.8% from 27.0% in the prior year comparative period.  Gross margins for the SensoryEffects segment declined 6.5% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  The acquired product lines carry a lower gross margin; which was partially offset by a favorable product mix in the encapsulated ingredients product lines.  Gross margin percentage increased for Animal Nutrition & Health by 9.5% primarily due to raw material cost decreases, a more favorable product mix and efficiencies resulting from higher volumes.  Industrial Products gross margins declined by 0.6% from the prior year comparative period.  Gross margin percentage for the Specialty Products segment increased by 0.6% compared to the three month period ended March 31, 2014.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 were $18,092 or 12.5% of net sales as compared to $9,860 or 11.5% of net sales for the three months ended March 31, 2014.  The increase was primarily due to increased intangible asset amortization of $5,451 associated with the Acquisition; which was partially offset by a reduction of outside professional services expenses.  The Company incurred outside and professional services expenses of $1,345 in three months ended March 31, 2014 related to the Acquisition and the production joint venture agreement to build and operate a choline chloride facility with Taminco Corporation US Inc; a subsidiary of Eastman Chemical Company.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended March 31, 2015 were $25,038 as compared to $13,355 for the three months ended March 31, 2014, an increase of $11,683 or 87.5%.  Earnings from operations as a percentage of sales (“operating margin”) for the three months ended March 31, 2015 were 17.3%, increasing from 15.5% for the three months ended March 31, 2014, primarily due to the aforementioned favorable product mix, raw material cost decreases and reduced professional services expenses; partially offset by increased amortization expense associated with acquired intangible assets.  Excluding the impact of amortization expenses and transaction expenses, the earnings from operations were $30,647 or 21.2% of sales for the three months ended March 31, 2015 and $14,700 or 17.1% of sales for the three months ended March 31, 2014.  Earnings from the SensoryEffects segment were $7,706, an increase of $5,105 or 196.3% primarily due to increased sales from the Acquisition partially offset by increased amortization expense.  Animal Nutrition and Health segment earnings from operations were $8,510, an increase of $4,351 or 104.6%, primarily the result of raw material cost decreases, a more favorable product mix and efficiencies resulting from higher volumes. Earnings from operations from the Industrial Products segment of $3,121 for the quarter ended March 31, 2015 were flat compared to the quarter ended March 31, 2014. Earnings from operations from the Specialty Products segment were $5,701, an increase of $895 or 18.6%, primarily the result of higher sales volume.

Other Expenses (Income)

Interest expense for the three months ended March 31, 2015 was $1,881 and is primarily related to the loans entered into on May 7, 2014 to finance the Acquisition of SensoryEffects.  Interest income was $2 and $46 for the three months ended March 31, 2015 and 2014, respectively.  The Company has invested available cash primarily in money market investments that have been classified as cash equivalents due to the short maturities of these investments.  Other expense was $74 for the three months ended March 31, 2015, and $28 for the three months ended March 31, 2014.

Income Tax Expense

The Company’s effective tax rate for the three months ended March 31, 2015 and 2014 was 34.3% and 33.5%, respectively.  The increase in the effective tax rate is primarily attributable to the impact of new jurisdictions related to the SensoryEffects acquisition, a change in the apportionment relating to state income taxes, and a change in the income proportion towards jurisdictions with higher tax rates.

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended March 31, 2015 were $15,172 as compared with $8,894 for the three months ended March 31, 2014, an increase of $6,278 or 70.6%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

During the three months ended March 31, 2015, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents increased to $56,613 at March 31, 2015 from $50,287 at December 31, 2014 primarily resulting from the activity detailed below.  At March 31, 2015, the Company had $10,892 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our U.S. operations, we could be required to pay additional U.S. taxes to repatriate these funds.  Working capital was $101,007 at March 31, 2015 as compared to $85,780 at December 31, 2014, an increase of $15,227.

Operating Activities

Cash flows from operating activities provided $26,598 for the three months ended March 31, 2015 as compared to $10,240 for the three months ended March 31, 2014.  The increase in cash flows from operating activities was primarily due to higher net earnings and amortization and depreciation expense adjustments.

Investing Activities

The Company continues to invest in projects across all production facilities and capital expenditures were $6,368 for the three months ended March 31, 2015. In February 2014, the Company deposited $5.5 million with an escrow agent pursuant to the terms of a Letter of Intent associated with the acquisition of SensoryEffects. The deposit was considered part of the purchase price for the acquisition of SensoryEffects on May 7, 2014.

Financing Activities

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000. The term loan and $50,000 of the revolving loan were used to fund the Acquisition of SensoryEffects and for general corporate purposes. The Company made debt payments of $8,750 related to the senior secured term loan and has $100,000 available under a revolving loan agreement.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,105,231 shares have been purchased, none of which remained in treasury at March 31, 2015.   The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $3,175 and $1,327 for the three months ended March 31, 2015 and 2014, respectively.  Dividend payments were $9,251 and $7,856 for the three months ended March 31, 2015 and 2014, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.  The liability recorded on the consolidated balance sheet as of March 31, 2015 is $1,134 and the plan is not funded.  Historical cash payments made under the plan have typically been less than $100 per year.

Critical Accounting Policies

During the first quarter of fiscal year 2015, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed, and as a result, the Company changed its communication to external investors. Therefore, beginning in fiscal year 2015, we are reporting our financial performance based on our new segments; Specialty Products, SensoryEffects, Animal Nutrition & Health, and Industrial Products. We have retrospectively revised certain prior period amounts to conform to the way we internally manage and monitor segment performance during the current fiscal year.

Other than segment information, there were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2014 Annual Report on Form 10-K, during the three months ended March 31, 2015.

Related Party Transactions

The Company was not engaged in related party transactions during the three months ended March 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of March 31, 2015, the Company’s borrowings were under a bank term loan and revolving loan bearing interest at LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at March 31, 2015, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $3,238. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

On May 7, 2014, we completed the acquisition of the Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) business. See Note 2 of the Notes to the Consolidated Financial Statements for additional information.  We are integrating SensoryEffects into our internal control over financial reporting process and expect to include the business in our assessment of internal control over financial reporting as of December 31, 2015.  Total assets of the Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) business represented approximately 74% of our consolidated total assets as of March 31, 2015, and net sales related to the Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) business represented approximately 38% of our consolidated net sales for the three months ended March 31, 2015.

Part II.	Other Information

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

By: /s/ Theodore L. Harris
Theodore L. Harris, President and
Chief Executive Officer

By: /s/ William A. Backus
William A. Backus, Chief Financial Officer
and Treasurer

Date: May 7, 2015

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