Form 10-Q
period 2015-06-30
BALCHEM CORP
filed 2015-08-05
CIK 9326

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2015
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

As of July 31, 2015 the registrant had 31,470,457 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	June 30, 2015 (unaudited)	December 31, 2014
Current assets:
Cash and cash equivalents	$72,243	$50,287
Accounts receivable, net of allowance for doubtful accounts of $186 and $288 at June 30, 2015 and December 31, 2014	63,498	71,982
Inventories	47,882	49,623
Prepaid expenses	3,246	4,545
Prepaid income taxes	1,899	-
Deferred income taxes	1,413	1,390
Other current assets	3,296	3,475
Total current assets	193,477	181,302

Property, plant and equipment, net	139,749	131,588

Goodwill	383,906	383,906
Intangible assets with finite lives, net	147,752	160,394
Other assets	4,096	4,341
Total assets	$868,980	$861,531

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$19,091	$24,352
Accrued expenses	14,863	15,614
Accrued compensation and other benefits	5,066	9,137
Dividends payable	-	9,251
Income taxes payable	-	2,168
Current portion of long-term debt	35,000	35,000
Total current liabilities	74,020	95,522

Long-term debt	280,000	297,500
Deferred income taxes	70,669	70,661
Other long-term obligations	6,073	5,950
Total liabilities	430,762	469,633

Commitments and contingencies (note 14)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 31,449,857 shares issued and outstanding at June 30, 2015 and 30,845,586 shares issued and outstanding at December 31, 2014	2,096	2,058
Additional paid-in capital	115,619	97,289
Retained earnings	325,290	295,202
Accumulated other comprehensive loss	(4,787)	(2,651)
Total stockholders' equity	438,218	391,898

Total liabilities and stockholders' equity	$868,980	$861,531

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$134,773	$132,230	$279,635	$218,225

Cost of sales	92,906	99,895	194,638	162,675

Gross margin	41,867	32,335	84,997	55,550

Operating expenses:
Selling expenses	11,367	8,552	23,153	12,741
Research and development expenses	1,492	1,119	2,940	1,892
General and administrative expenses	5,234	6,155	10,092	11,053
	18,093	15,826	36,185	25,686

Earnings from operations	23,774	16,509	48,812	29,864

Other expenses (income):
Interest income	(3)	(13)	(5)	(59)
Interest expense	1,594	1,315	3,475	1,316
Other, net	16	(84)	90	(56)

Earnings before income tax expense	22,167	15,291	45,252	28,663

Income tax expense	7,251	5,559	15,164	10,037

Net earnings	$14,916	$9,732	$30,088	$18,626

Net earnings per common share - basic	$0.48	$0.32	$0.97	$0.62

Net earnings per common share - diluted	$0.47	$0.31	$0.95	$0.60

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net earnings	$14,916	$9,732	$30,088	$18,626

Other comprehensive income (loss), net of tax:

Net foreign currency translation adjustment	550	(176)	(2,130)	(194)

Net change in postretirement benefit plan, net of taxes of $2 and $1 for the three months ended June 30, 2015 and 2014, and $3 and $2 for the six months ended June 30, 2015 and 2014.	(3)	(2)	(6)	(4)

Other comprehensive income (loss)	547	(178)	(2,136)	(198)

Comprehensive income	$15,463	$9,554	$27,952	$18,428

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net earnings	$30,088	$18,626

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,891	9,864
Stock compensation expense	2,684	2,348
Deferred income taxes	55	75
Provision for doubtful accounts	(106)	68
Foreign currency transaction loss	60	7
Loss on disposal of assets	106	-
Changes in assets and liabilities
Accounts receivable	7,962	(9,397)
Inventories	1,378	(256)
Prepaid expenses and other current assets	1,396	215
Accounts payable and accrued expenses	(9,786)	3,262
Income taxes	(4,046)	2,552
Customer deposits and other deferred revenue	-	(35)
Other	184	274
Net cash provided by operating activities	49,866	27,603

Cash flows from investing activities:
Capital expenditures	(15,299)	(3,504)
Cash paid for acquisition, net of cash acquired	-	(491,057)
Intangible assets acquired	(617)	(41)
Net cash used in investing activities	(15,916)	(494,602)

Cash flows from financing activities:
Proceeds from long-term debt	-	350,000
Principal payments on long-term debt	(17,500)	-
Proceeds from revolving loan	-	50,000
Principal payment on acquired debt	-	(75,550)
Cash paid for financing costs	-	(2,543)
Repayments of short-term obligations	-	(89)
Proceeds from stock options exercised	9,920	2,881
Excess tax benefits from stock compensation	5,785	1,472
Dividends paid	(9,251)	(7,856)
Purchase of treasury stock	(21)	(267)
Net cash (used in) provided by financing activities	(11,067)	318,048

Effect of exchange rate changes on cash	(927)	(82)

Increase (decrease) in cash and cash equivalents	21,956	(149,033)

Cash and cash equivalents beginning of period	50,287	208,747
Cash and cash equivalents end of period	$72,243	$59,714

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the full year or any interim period.

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

The goodwill of $355,391 arising from the Acquisition consists largely of expected synergies, including the combined entities experience and technical problem solving capabilities, and acquired workforce. The goodwill is assigned to the SensoryEffects segment and approximately $20,466 is tax deductible for income tax purposes.

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

The Company is indemnified for tax liabilities prior to the Acquisition date. The indemnification asset balance increased by $54 from January 1, 2015 to June 30, 2015 to $1,976.

The following unaudited pro forma information has been prepared as if the Acquisition had occurred on January 1, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,

	Net Sales	Net Earnings	Net Sales	Net Earnings
2015 SensoryEffects actual results included in the Company’s consolidated income statement	$54,018	$2,787	$108,558	$5,693

2015 Supplemental pro forma combined financial information	$134,773	$14,916	$279,635	$30,088

Basic earnings per share		$0.48		$0.97
Diluted earnings per share		$0.47		$0.95

2014 SensoryEffects actual results included in the Company’s consolidated income statement from May 7, 2014 through June 30, 2014	$36,395	$(457)	$36,395	$(457)

2014 Supplemental pro forma combined financial information	$157,635	$14,726	$302,242	$26,483

Basic earnings per share		$0.49		$0.88
Diluted earnings per share		$0.47		$0.85

2014 supplemental pro forma earnings for the three months ended June 30, 2014 exclude $14,944 of acquisition-related costs incurred and $4,735 of non-recurring expenses related to the fair value adjustment to acquisition-date inventory. 2014 supplemental pro forma earnings for the six months ended June 30, 2014 exclude $16,212 of acquisition-related costs incurred and $4,735 of non-recurring expenses related to the fair value adjustment to acquisition-date inventory. The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the SensoryEffects acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three and six months ended June 30, 2015 and 2014 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended June 30,
	2015	2014
Cost of sales	$214	$163
Operating expenses	1,298	1,196
Net earnings	(982)	(847)

	Increase/(Decrease) for the Six Months Ended June 30,
	2015	2014
Cost of sales	$426	$311
Operating expenses	2,260	2,036
Net earnings	(1,743)	(1,499)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2015, the plans had 3,772,007 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2015 and 2014 is summarized below:

For the six months ended June 30, 2015	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2014	1,470	$27.35	$57,742
Granted	207	58.34
Exercised	(519)	19.12
Forfeited	(12)	50.46
Outstanding as of June 30, 2015	1,146	$36.45	$22,660	6.6
Exercisable as of June 30, 2015	718	$26.77	$20,785	5.2

For the six months ended June 30, 2014	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2013	1,893	$20.94	$71,465
Granted	268	53.80
Exercised	(249)	11.56
Forfeited	(126)	56.03
Outstanding as of June 30, 2014	1,786	$24.71	$51,517	5.3
Exercisable as of June 30, 2014	1,425	$20.40	$47,250	4.4

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.6% and 0.5%; expected volatilities of 33% and 34%; risk-free interest rates of 1.7% and 1.8%; and expected lives of 5.5 and 5.6 years, in each case for the six months ended June 30, 2015 and 2014, respectively.

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

Other information pertaining to option activity during the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average fair value of options granted	$17.07	$19.68	$18.35	$17.53
Total intrinsic value of stock options exercised ($000s)	$12,244	$5,526	$20,284	$10,944

Non-vested restricted stock activity for the six months ended June 30, 2015 and 2014 is summarized below:

Six months ended June 30, 2015	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	134	$38.13
Granted	76	55.77
Vested	(11)	16.69
Forfeited	-	-
Non-vested balance as of June 30, 2015	199	$46.11

Six months ended June 30, 2014	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2013	172	$33.69
Granted	25	51.03
Vested	(24)	37.61
Forfeited	(6)	45.32
Non-vested balance as of June 30, 2014	167	$35.27

Non-vested performance share activity for the six months ended June 30, 2015 and 2014 is summarized below:

Six months ended June 30, 2015	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	-	$-
Granted	29	58.77
Vested	-	-
Forfeited	9	58.77
Non-vested balance as of June 30, 2015	20	$58.77

Six months ended June 30, 2014	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2013	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested balance as of June 30, 2014	-	$-

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an (1) EBITDA performance  hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and (2) relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents established at January 1, 2015. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests.  The assumptions used in the fair value determination were: risk free interest rate: 1.00%; dividend yield: 0.5%; volatility: 34% and initial TSR -6.9%. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of June 30, 2015 and 2014, there was $12,146 and $7,158, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2015, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2015 will be approximately $5,700.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,105,601 shares have been purchased, none of which remained in treasury at June 30, 2015. During the six months ended June 30, 2015, a total of 370 shares have been purchased at an average cost of $56.85 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES

Inventories at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials	$17,510	$19,822
Work in progress	2,289	1,989
Finished goods	28,083	27,812
Total inventories	$47,882	$49,623

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
Land	$3,022	$3,130
Building	30,819	31,030
Equipment	148,987	150,170
Construction in progress	23,125	10,969
	205,953	195,299
Less: accumulated depreciation	66,204	63,711
Property, plant and equipment, net	$139,749	$131,588

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $383,906 as of June 30, 2015 and December 31, 2014 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

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

	June 30, 2015	December 31, 2014
SensoryEffects	$363,784	$383,784
Animal Nutrition and Health	11,734	11,734
Specialty Products	7,160	7,160
Industrial Products	1,228	1,228
Total	$383,906	$383,906

Identifiable intangible assets with finite lives at June 30, 2015 and December 31, 2014 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 6/30/15	Accumulated Amortization at 6/30/15	Gross Carrying Amount at 12/31/14	Accumulated Amortization at 12/31/14
Customer relationships & lists	10	$167,442	$52,408	$167,442	$41,238
Trademarks & trade names	17	32,014	4,123	32,014	2,540
Developed technology	5	3,200	737	3,200	420
Regulatory registration costs	5-10	2,232	757	1,704	667
Patents & trade secrets	15-17	1,719	978	1,665	933
Other	5-10	760	612	754	587
		$207,367	$59,615	$206,779	$46,385

Amortization of identifiable intangible assets was approximately $13,200 for the six months ended June 30, 2015. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2015 is $13,270, approximately $24,350 for 2016, $20,400 for 2017, $18,140 for 2018, $16,320 for 2019 and $14,590 for 2020. At June 30, 2015, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2015.

NOTE 7 – LONG-TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”). The term loan and $50,000 of the revolving loan were used to fund the Performance Chemicals & Ingredients Company acquisition (see Note 2) and for general corporate purposes. At June 30, 2015, the Company had a total of $315,000 of debt outstanding. The term loan is payable in quarterly installments of $8,750 commencing on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion and the revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion; plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 1.69% at June 30, 2015. The Company has $100,000 of undrawn revolving loan at June 30, 2015 that is subject to a commitment fee; which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At June 30, 2015, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the company.

The following table summarizes the future minimum debt payments:

	2015	2016	2017	2018	2019
Current portion of long-term debt	$17,500	$17,500	-	-	-
Long-term debt	-	17,500	$35,000	$35,000	$192,500
Total	$17,500	$35,000	$35,000	$35,000	$192,500

Costs associated with the issuance of debt instruments are capitalized and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $1,830 at June 30, 2015 and are included in other assets on the accompanying balance sheet. Amortization expense pertaining to these costs totaled $153 and $103 for the three months ended June 30, 2015 and 2014 and $310 and $103 for the six months ended June 30, 2015 and 2014, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

NOTE 8 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended June 30, 2015	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$14,916	31,111,155	$.48

Effect of dilutive securities – stock options and restricted stock		521,119

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$14,916	31,632,274	$.47

Three months ended June 30, 2014	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$9,732	30,280,366	$.32

Effect of dilutive securities – stock options and restricted stock		869,413

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$9,732	31,149,779	$.31

Six months ended June 30, 2015	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$30,088	30,976,681	$.97

Effect of dilutive securities – stock options and restricted stock		547,925

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$30,088	31,524,606	$.95

Six months ended June 30, 2014	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$18,626	30,213,536	$.62

Effect of dilutive securities – stock options and restricted stock		898,153

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$18,626	31,111,689	$.60

The Company had stock options covering 259,872 and 154,476 shares at June 30, 2015 and 2014, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have forfeitable dividend rights. These awards are restricted shares and performance shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 9 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2015, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2010. During the six months ended June 30, 2015 and 2014, the increase in the amount of unrecognized tax benefits was primarily related to the aforementioned Acquisition (See Note 2) of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects). The Acquisition resulted in an assumed liability for unrecognized tax benefits based on an estimated fair value of $1,976. The Company is indemnified for this liability, and as such, has recognized a corresponding indemnification asset of $1,976. As of June 30, 2015 and December 31, 2014, the Company had approximately $5,470 and $5,200, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2015 and December 31, 2014 was approximately $1,890 and $1,643, respectively, and is included in other long-term obligations.

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

Sales of specialty products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of university and field research on the animal health benefits of the Company’s products. Management believes that success in the commodity-oriented basic choline chloride marketplace is highly dependent on the Company’s ability to maintain its strong reputation for excellent product quality and customer service. The Company continues to increase production efficiencies in order to maintain its competitive-cost position to effectively compete in a competitive global marketplace.

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

Business Segment Assets:
	June 30, 2015	December 31, 2014
SensoryEffects	$642,691	$656,130
Animal Nutrition & Health	99,743	90,650
Specialty Products	25,853	24,913
Industrial Products	20,217	32,330
Other Unallocated	80,476	57,508
Total	$868,980	$861,531

Depreciation/Amortization:
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
SensoryEffects	$7,533	$4,798	$15,172	$5,097
Animal Nutrition & Health	1,582	1,852	3,128	3,373
Specialty Products	300	353	641	713
Industrial Products	297	128	640	579
Total	$9,712	$7,131	$19,581	$9,762

Capital Expenditures:
	Six Months Ended June 30,
	2015	2014
SensoryEffects	$5,702	$886
Animal Nutriton & Health	8,290	1,803
Specialty Products	489	441
Industrial Products	818	374
Total	$15,299	$3,504

Business Segment Net Sales:
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
SensoryEffects	$67,230	$49,199	$134,987	$61,349
Animal Nutrition & Health	41,642	43,221	84,348	84,074
Specialty Products	13,805	13,642	27,384	26,434
Industrial Products	12,096	26,168	32,916	46,368
Total	$134,773	$132,230	$279,635	$218,225

Business Segment Earnings Before Income Taxes:
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
SensoryEffects	$9,087	$2,874	$16,793	$5,475
Animal Nutrition & Health	7,468	5,510	15,978	9,669
Specialty Products	6,093	5,463	11,794	10,269
Industrial Products	1,126	4,165	4,247	7,299
Transaction and integration costs	-	(1,503)	-	(2,848)
Interest and other income (expense)	(1,607)	(1,218)	(3,560)	(1,201)
Total	$22,167	$15,291	$45,252	$28,663

Transaction and integration costs were primarily related to the definitive agreement to acquire Performance Chemicals & Ingredients Company (d/b/a SensoryEffects; see Note 2).

The following table summarizes domestic (U.S.) and foreign sales for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Domestic	$103,003	$98,191	$224,779	$154,335
Foreign	31,770	34,039	54,856	63,890
Total	$134,773	$132,230	$279,635	$218,225

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2015 and 2014 for income taxes and interest is as follows:

	Six Months Ended June 30,
	2015	2014
Income taxes	$12,002	$5,933
Interest	$3,163	$1,177

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended June 30,
	2015	2014
Net foreign currency translation adjustment	$550	$(176)
Net change in postretirement benefit plan (see Note 13 for further information)
Amortization of prior service credit	(5)	(5)
Amortization of loss	-	2
Total before tax	(5)	(3)
Tax	2	1
Net of tax	(3)	(2)

Total other comprehensive income (loss)	$547	$(178)

	Six Months Ended June 30,
	2015	2014
Net foreign currency translation adjustment	$(2,130)	$(194)
Net change in postretirement benefit plan (see Note 13 for further information)
Amortization of prior service credit	(9)	(9)
Amortization of loss	-	3
Total before tax	(9)	(6)
Tax	3	2
Net of tax	(6)	(4)

Total other comprehensive loss	$(2,136)	$(198)

Accumulated other comprehensive loss at June 30, 2015 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2014	$(2,702)	$51	$(2,651)
Other comprehensive loss	(2,130)	(6)	(2,136)
Balance June 30, 2015	$(4,832)	$45	$(4,787)

NOTE 13 – EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit costs for such retirement medical plan were as follows:

	Six Months Ended June 30,
	2015	2014
Service cost	$27	$28
Interest cost	18	24
Amortization of prior service credit	(9)	(9)
Amortization of loss	-	3
Net periodic benefit cost	$36	$46

The amount recorded for this obligation on the Company’s balance sheet as of June 30, 2015 and December 31, 2014 is $1,156 and $1,111, respectively, and is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In 2015, the Company entered into a six year, nine month lease in St. Louis, Missouri for approximately 9,100 square feet of office space. The office space serves as SensoryEffects’ selling and general offices.

In 2012, the Company entered into a six year lease extension for approximately 20,000 square feet of office space in New Hampton, New York. The office space serves as the Company’s general offices and as a laboratory facility. In 2013, SensoryEffects entered into a three year lease for approximately 40,000 square feet of warehouse space in St. Louis, Missouri. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which primarily expire at various times through 2029.

Rent expense charged to operations under such lease agreements for the six months ended June 30, 2015 and 2014 aggregated approximately $1,271 and $622, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at June 30, 2015 are as follows:

Year
July 1, 2015 to December 31, 2015	$1,196
2016	1,894
2017	1,650
2018	1,387
2019	1,003
2020	700
Thereafter	2,909
Total minimum lease payments	$10,739

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

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2015 and December 31, 2014 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable and accrued liabilities, which are carried at cost which approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at June 30, 2015 and December 31, 2014 includes $772 in money market funds. The money market funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

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

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”).  The term loan and $50,000 of the revolving loan were used to fund the Acquisition of SensoryEffects and for general corporate purposes. The Company has made debt payments of $85,000 related to these loans and has $100,000 available under the revolving loan.

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

Sales of specialty products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of university and field research on the animal health benefits of the Company’s products. Management believes that success in the commodity-oriented basic choline chloride marketplace is highly dependent on the Company’s ability to maintain its strong reputation for excellent product quality and customer service. The Company continues to increase production efficiencies in order to maintain its competitive-cost position to effectively compete in a competitive global marketplace.

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

The Company sells products for all four segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated business segment net sales and earnings from operations for the three months ended June 30, 2015 and 2014:

Business Segment Net Sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
SensoryEffects	$67,230	$49,199	$134,987	$61,349
Animal Nutrition & Health	41,642	43,221	84,348	84,074
Specialty Products	13,805	13,642	27,384	26,434
Industrial Products	12,096	26,168	32,916	46,368
Total	$134,773	$132,230	$279,635	$218,225

Business Segment Earnings From Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
SensoryEffects	$9,087	$2,874	$16,793	$5,475
Animal Nutrition & Health	7,468	5,510	15,978	9,669
Specialty Products	6,093	5,463	11,794	10,269
Industrial Products	1,126	4,165	4,247	7,299
Transaction and integration costs	-	(1,503)	-	(2,848)
Total	$23,774	$16,509	$48,812	$29,864

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared to three months ended June 30, 2014.

Net Sales

Net sales for the three months ended June 30, 2015 were $134,773, as compared with $132,230 for the three months ended June 30, 2014, an increase of $2,543 or 1.9%.  Net sales for the SensoryEffects segment (formerly Food, Pharma & Nutrition) were $67,230 for the three months ended June 30, 2015, compared with $49,199 for the three months ended June 30, 2014, an increase of $18,031 or 36.7%.  Net sales from the recently acquired SensoryEffects business contributed $17,623 to the overall increase.  The acquired Powder & Flavor Systems, and Cereal Systems product lines comprised $12,879 and $3,399 of the increase, respectively.  Also contributing to the higher sales was a $349 or 4.9% increase in encapsulated ingredients used for baking and food preservation; primarily due to greater volume.  Net sales for the Animal Nutrition & Health segment were $41,642 for the three months ended June 30, 2015, as compared with $43,221 for the three months ended June 30, 2014, a decrease of $1,579 or 3.7%.  Sales of products targeted for ruminant animal feed markets increased by $1,583 or 13.6% from the prior year comparable period.  The improvement was primarily due to higher sales volumes of Aminoshure and Reashure products as well as higher overall average ruminant selling prices.  Global feed grade choline product sales declined by $2,999 or 10.2% primarily due to the weakened Euro.  Net sales for the Industrial Products segment were $12,096 for the three months ended June 30, 2015 as compared to $26,168 for the three months ended June 30, 2014, a decrease of $14,072 or 53.8%.  The decrease is principally due to volume decreases experienced in various choline and choline derivatives used in shale fracking applications, consistent with the end market activity decline.  Net sales for the Specialty Products segment were $13,805 for the three months ended June 30, 2015, as compared with $13,642 for the three months ended June 30, 2014, an increase of $163 or 1.2%, primarily due to product mix.

Gross Margin

For the three months ended June 30, 2015, gross margin increased to $41,867 compared to $32,335 for the three months ended June 30, 2014.  Gross margin as a percentage of sales for the three months ended March 31, 2015 increased to 31.1% from 24.5% in the prior year comparative period.  Gross margins for the SensoryEffects segment increased 9.3% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to the valuation of acquired inventory to fair value, which increased cost of sales by $4,735 during the three months ended June 30, 2014.  Gross margin percentage increased for Animal Nutrition & Health by 5.4% primarily due to a more favorable product mix, raw material cost decreases and efficiencies resulting from higher volumes of products targeted for the ruminant animal feed market.  Industrial Products gross margins declined by 4.2% from the prior year comparative period, primarily due to lower volume, higher supply chain costs and lower average selling prices.  Gross margin percentage for the Specialty Products segment increased by 3.2% compared to the three month period ended June 30, 2015 due to product mix as well as raw material cost decreases.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 were $18,093 or 13.4% of net sales as compared to $15,826 or 12.0% of net sales for the three months ended June 30, 2014.  The increase was primarily due to increased expenses associated with the acquired SensoryEffects businesses, including higher intangible asset amortization of $1,999; partially offset by a reduction of outside professional services expenses.  The Company incurred outside and professional services expenses of $1,478 in the three months ended June 30, 2014 primarily related to the Acquisition.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended June 30, 2015 were $23,774 as compared to $16,509 for the three months ended June 30, 2014, an increase of $7,265 or 44.0%.  Earnings from operations as a percentage of sales (“operating margin”) for the three months ended June 30, 2015 were 17.6%, increasing from 12.5% for the three months ended June 30, 2014, primarily due to the aforementioned impact of the valuation of the acquired inventory, transaction and integration expenses, favorable product mix and lower raw material costs;  partially offset by volume decreases experienced in the Industrial Products segment for various choline and choline derivatives used in shale fracking applications, and increased amortization expense associated with acquired intangible assets, as well as higher supply chain costs.  Excluding the impact of the valuation of acquired inventory to fair value, amortization expenses and transaction expenses, the earnings from operations were $29,390 or 21.8% of sales for the three months ended June 30, 2015 and $26,298 or 19.9% of sales for the three months ended June 30, 2014.  Earnings from the SensoryEffects segment were $9,087, an increase of $6,213 or 216.2% primarily due to increased sales from the Acquisition and the impact of the valuation of acquired inventory; partially offset by increased amortization expense.  Animal Nutrition and Health segment earnings from operations were $7,468, an increase of $1,958 or 35.5%, primarily the result of a more favorable product mix, raw material cost decreases and efficiencies resulting from higher volumes. Earnings from operations from the Industrial Products segment of $1,126 for the quarter ended June 30, 2015 declined $3,038 compared to the quarter ended June 30, 2014; primarily due to volume decreases. Earnings from operations from the Specialty Products segment were $6,093, an increase of $630 or 11.5%, primarily the result of improved gross margins.

Other Expenses (Income)

Interest expense for the three months ended June 30, 2015 and June 30, 2014 was $1,594 and $1,315, respectively, and is primarily related to the loans entered into on May 7, 2014 to finance the Acquisition of SensoryEffects.  Other expense was $13 for the three months ended June 30, 2015, and other income was $97 for the three months ended June 30, 2014.

Income Tax Expense

The Company’s effective tax rate for the three months ended June 30, 2015 and 2014 was 32.7% and 36.4%, respectively.  The decrease in the effective tax rate is primarily attributable to a change in the apportionment relating to state income taxes, and a change in the income proportion towards jurisdictions with lower tax rates.

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended June 30, 2015 were $14,916 as compared with $9,732 for the three months ended June 30, 2014, an increase of $5,184 or 53.3%.

Six months ended June 30, 2015 compared to six months ended June 30, 2014.

Net Sales

Net sales for the six months ended June 30, 2015, were $279,635, as compared with $218,225 for the six months ended June 30, 2014, an increase of $61,410 or 28.1%. Net sales for the SensoryEffects segment (formerly Food, Pharma & Nutrition) were $134,987 for the six months ended June 30, 2015, as compared with $61,349 for the six months ended June 30, 2014, an increase of $73,638 or 120.0%.  Net sales from the recently acquired SensoryEffects business contributed $72,163 to the overall increase.  The acquired Powder & Flavor Systems, and Cereal Systems product lines comprised $58,714 and $9,964 of the increase, respectively.  Also contributing to the higher sales was a $1,903 or 14.6% increase in encapsulated ingredients used for baking and food preservation, due to increases in volume. Net sales for the Animal Nutrition & Health segment were $84,348 for the six months ended June 30, 2015, as compared with $84,074 for the six months ended June 30, 2014, an increase of $274 or 0.3%. Sales of product lines targeted for ruminant animal feed markets increased by $5,479 or 25.1% from the prior year comparable period, primarily due to higher sales volumes of Aminoshure and Reashure products as well as higher overall average ruminant selling prices.  Global feed grade choline product sales decreased $5,168 or 8.9% primarily due to the weakened Euro as well as decreased volumes sourced from our Italian operations. Net sales for the Industrial Products segment were $32,916 for the six months ended June 30, 2015 as compared to $46,368 for the six months ended June 30, 2014, a decrease of $13,452 or 29.0%.  The decrease is principally due to volume decreases experienced in the second quarter of 2015 for various choline and choline derivatives used in shale fracking applications, in correlation with the North America decline of fracking industry.  Net sales for the Specialty Products segment were $27,384 for the six months ended June 30, 2015, as compared with $26,434 for the six months ended June 30, 2014, an increase of $950 or 3.6% as volumes of ethylene oxide products used for medical device sterilization and propylene oxide increased modestly.

Gross Margin

For the six months ended June 30, 2015, gross margin increased to $84,997 compared to $55,550 for the six months ended June 30, 2014.  Gross margin as a percentage of sales for the six months ended June 30, 2015 increased to 30.4% from 25.5% in the prior year comparative period.  Gross margin for the SensoryEffects segment increased 5.5% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to the valuation of acquired inventory to fair value, which increased cost of sales by $4,735 in 2014.  The acquired product lines carry a lower gross margin and partially offset the increased gross margin percentage.  Gross margin percentage increased for the Animal Nutrition & Health segment by 7.4% primarily due to a favorable product mix and decreases in certain petrochemical raw material costs.  Industrial products gross margins declined by 1.9% from the prior year comparative period primarily due to reduced volumes contributing to unfavorable manufacturing variances and increased supply chain costs.  These increased costs were partially offset by favorable petrochemical raw material costs.    Gross margin for the Specialty Products segment increased by 1.9% due to reduced raw material costs.

Operating Expenses

Operating expenses for the six months ended June 30, 2015 were $36,185 or 12.9% of net sales as compared to $25,686 or 11.8% of net sales for the six months ended June 30, 2014.  The increase was primarily due to increased expenses associated with the acquired SensoryEffects businesses, including higher intangible asset amortization of $7,450; partially offset by a reduction of outside professional services expenses.  The Company incurred outside and professional services expenses of $2,823 in six months ended June 30, 2014.  Excluding the impact of amortization expenses and professional fees, operating expenses were 9.0% and 8.9% of net sales for the six months ended 2015 and 2014; respectively.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for the six months ended June 30, 2015 were $48,812 as compared to $29,864 for the six months ended June 30, 2014, an increase of $18,948 or 63.5%.  Earnings from operations as percentage of sales (“operating margin”) for the six months ended June 30, 2015 were 17.5%, increasing from 13.7% for the six months ended June 30, 2014, primarily due to the aforementioned impact of the valuation of the acquired inventory, transaction and integration expenses, favorable product mix and lower raw material costs.  Greater amortization expense and higher supply chain costs partially offset the improvement in earnings from operations.  Excluding the impact of the valuation of the acquired inventory, amortization expense, and transaction and integration expenses, the earnings from operations were $60,038 or 21.5% of sales for the six months ended June 30, 2015 as compared to $40,998 or 18.8% for the six months ended June 30, 2014.  Earnings from the SensoryEffects segments were $16,793, an increase of $11,318 or 206.7%, primarily due to increased sales from the Acquisition, the impact of the valuation of acquired inventory; partially offset by increased amortization expense. Animal Nutrition & Health segment earnings from operations were $15,978, an increase of 65.3%, primarily due to a more favorable product mix and decreases in certain petrochemical raw material costs.  Earnings from operations from the Industrial Products segment of $4,247 for the six months ended June 30, 2015 declined $3,051 compared to the six months ended June 30, 2014; primarily due to volume decreases. Earnings from operations from the Specialty segment were $11,794, an increase of $1,525 or 14.9%, primarily from greater net sales and lower raw material costs.

Other Expenses (Income)

Interest expense for the six months ended June 30, 2015 and 2014 was $3,475 and $1,316, and is primarily related to the loans entered into on May 7, 2014 to finance the Acquisition of SensoryEffects.  Other expense was $85 for the six months ended June 30, 2015, and other income was $115 for the six months ended June 30, 2014.

Income Tax Expense

The Company’s effective tax rate for the six months ended June 30, 2015 and 2014 was 33.5% and 35.0% respectively. The decrease in the effective tax rate is primarily attributable to a change in the apportionment relating to state income taxes, and a change in the income proportion towards jurisdictions with lower tax rates.

Net Earnings

Principally as a result of the above-noted details, net earnings for the six months ended June 30, 2015 were $30,088, as compared with $18,626 for the six months ended June 30, 2014, an increase of $11,462 or 61.5%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

During the six months ended June 30, 2015, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents increased to $72,243 at June 30, 2015 from $50,287 at December 31, 2014 primarily resulting from the activity detailed below.  At June 30, 2015, the Company had $10,666 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our U.S. operations, we could be required to pay additional U.S. taxes to repatriate these funds.  Working capital was $119,457 at June 30, 2015 as compared to $85,780 at December 31, 2014, an increase of $33,677.

Operating Activities

Cash flows from operating activities provided $49,866 for the six months ended June 30, 2015 as compared to $27,603 for the six months ended June 30, 2014.  The increase in cash flows from operating activities was primarily due to higher net earnings and amortization and depreciation expense adjustments.

Investing Activities

The Company continues to invest in projects across all production facilities and capital expenditures were $15,299 for the six months ended June 30, 2015. Capital expenditures of approximately $5,660 were related to expanding the Company’s Animal, Nutrition & Health capacity in our manufacturing facility located in Verona, Missouri. In addition, the Company spent approximately $1,660 towards its agglomeration initiative.  As previously noted, on May 7, 2014 the Company acquired SensoryEffects for a purchase price of approximately $569,000; amounting to approximately $494,000 to the former shareholders, including adjustments for working capital acquired, and approximately $75,000 to SensoryEfects’ lenders to pay off all SensoryEffects bank debt.

Financing Activities

The Company made debt payments of $17,500 during 2015 related to the senior secured term loan and has $100,000 available under a revolving loan agreement.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,105,601 shares have been purchased, none of which remained in treasury at June 30, 2015.   The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $9,920 and $2,881 for the six months ended June 30, 2015 and 2014, respectively.  Dividend payments were $9,251 and $7,856 for the six months ended June 30, 2015 and 2014, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.  The liability recorded in other long-term liabilities on the consolidated balance sheet as of June 30, 2015 is $1,156 and the plan is not funded.  Historical cash payments made under the plan have typically been less than $100 per year.

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

Other than segment information, there were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2014 Annual Report on Form 10-K, during the six months ended June 30, 2015.

Related Party Transactions

The Company was not engaged in related party transactions during the six months ended June 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of June 30, 2015, the Company’s borrowings were under a bank term loan and revolving loan bearing interest at LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at June 30, 2015, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $3,150. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

On May 7, 2014, we completed the acquisition of the Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) business. See Note 2 of the Notes to the  Condensed Consolidated Financial Statements for additional information.  We have integrated SensoryEffects into our internal control over financial reporting process and will include the business in our assessment of internal control over financial reporting as of December 31, 2015.

Part II.	Other Information

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Reserved.

Item 6.	Exhibits

Exhibit 10.1	Employment Agreement with Chief Executive Officer.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALCHEM CORPORATION

By: /s/ Theodore L. Harris
Theodore L. Harris, President and
Chief Executive Officer

By: /s/ William A. Backus
William A. Backus, Chief Financial Officer and Treasurer

Date: August 5, 2015

Exhibit Index

Exhibit No.	Description

Exhibit 10.1	Employment Agreement with Chief Executive Officer.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document