Form 10-Q
period 2015-09-30
BALCHEM CORP
filed 2015-11-04
CIK 9326

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of October 30, 2015 the registrant had 31,521,788 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

BALCHEM CORPORATION
 Condensed Consolidated Balance Sheets
 (Dollars in thousands, except per share data)

Assets	September 30, 2015 (unaudited)	December 31, 2014
Current assets:
Cash and cash equivalents	$81,556	$50,287
Accounts receivable, net of allowance for doubtful accounts of $230 and $288 at September 30, 2015 and December 31, 2014	64,220	71,982
Inventories	50,697	49,623
Prepaid expenses	2,475	4,545
Prepaid income taxes	427	-
Deferred income taxes	1,392	1,390
Other current assets	3,363	3,475
Total current assets	204,130	181,302

Property, plant and equipment, net	149,169	131,588

Goodwill	383,906	383,906
Intangible assets with finite lives, net	141,216	160,394
Other assets	4,173	4,341
Total assets	$882,594	$861,531

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$18,780	$24,352
Accrued expenses	17,049	15,614
Accrued compensation and other benefits	6,222	9,137
Dividends payable	-	9,251
Income taxes payable	-	2,168
Current portion of long-term debt	35,000	35,000
Total current liabilities	77,051	95,522

Long-term debt	271,250	297,500
Deferred income taxes	70,631	70,661
Other long-term obligations	6,345	5,950
Total liabilities	425,277	469,633

Commitments and contingencies (note 14)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 60,000,000 shares; 31,509,483 shares issued and 31,505,888 outstanding at September 30, 2015 and 30,845,586 shares issued and outstanding at December 31, 2014	2,101	2,058
Additional paid-in capital	120,571	97,289
Retained earnings	339,266	295,202
Accumulated other comprehensive loss	(4,414)	(2,651)
Treasury stock, at cost: 3,595 and 0 shares at September 30, 2015 and December 31, 2014, respectively	(207)	-
Total stockholders' equity	457,317	391,898

Total liabilities and stockholders' equity	$882,594	$861,531

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
 (Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$140,128	$160,490	$419,763	$378,715

Cost of sales	96,954	116,003	291,592	278,678

Gross margin	43,174	44,487	128,171	100,037

Operating expenses:
Selling expenses	11,807	11,458	34,960	24,199
Research and development expenses	1,510	1,445	4,450	3,337
General and administrative expenses	6,935	6,300	17,027	17,353
	20,252	19,203	56,437	44,889

Earnings from operations	22,922	25,284	71,734	55,148

Other expenses (income):
Interest income	(3)	(3)	(7)	(62)
Interest expense	1,617	2,052	5,092	3,368
Other, net	119	26	209	(30)

Earnings before income tax expense	21,189	23,209	66,440	51,872

Income tax expense	7,213	8,031	22,377	18,068

Net earnings	$13,976	$15,178	$44,063	$33,804

Net earnings per common share - basic	$0.45	$0.50	$1.42	$1.12

Net earnings per common share - diluted	$0.44	$0.49	$1.40	$1.09

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net earnings	$13,976	$15,178	$44,063	$33,804

Other comprehensive income (loss), net of tax:

Net foreign currency translation adjustment	375	(1,739)	(1,754)	(1,934)

Net change in postretirement benefit plan, net of taxes of $1 and $1 for the three months ended September 30, 2015 and 2014, and $5 and $3 for the nine months ended September 30, 2015 and 2014.	(3)	(2)	(9)	(6)

Other comprehensive income (loss)	372	(1,741)	(1,763)	(1,940)

Comprehensive income	$14,348	$13,437	$42,300	$31,864

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net earnings	$44,063	$33,804

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,816	20,190
Stock compensation expense	5,656	3,449
Deferred income taxes	27	(3,788)
Provision for doubtful accounts	(62)	239
Foreign currency transaction loss	126	84
Loss on disposal of assets	186	140
Changes in assets and liabilities
Accounts receivable	7,277	(8,639)
Inventories	(1,392)	(1,698)
Prepaid expenses and other current assets	2,068	1,531
Accounts payable and accrued expenses	(6,563)	3,146
Income taxes	(2,598)	214
Other	246	569
Net cash provided by operating activities	78,850	49,241

Cash flows from investing activities:
Capital expenditures	(28,117)	(5,934)
Cash paid for acquisition, net of cash acquired	-	(491,057)
Intangible assets acquired	(693)	(91)
Net cash used in investing activities	(28,810)	(497,082)

Cash flows from financing activities:
Proceeds from long-term debt	-	350,000
Principal payments on long-term debt	(26,250)	(8,750)
Proceeds from revolving loan	-	50,000
Principal payments on revolving loan	-	(50,000)
Principal payment on acquired debt	-	(75,550)
Cash paid for financing costs	-	(2,593)
Repayments of short-term obligations	-	(89)
Proceeds from stock options exercised	11,901	6,608
Excess tax benefits from stock compensation	6,688	3,626
Dividends paid	(9,251)	(7,856)
Purchase of treasury stock	(1,131)	(267)
Net cash (used in) provided by financing activities	(18,043)	265,129

Effect of exchange rate changes on cash	(728)	(631)

Increase (decrease) in cash and cash equivalents	31,269	(183,343)

Cash and cash equivalents beginning of period	50,287	208,747
Cash and cash equivalents end of period	$81,556	$25,404

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results expected for the full year or any interim period.

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

The Company is indemnified for tax liabilities prior to the Acquisition date. The indemnification asset balance increased by $11 from January 1, 2015 to September 30, 2015 to $1,933.

The following unaudited pro forma information has been prepared as if the Acquisition had occurred on January 1, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,

	Net Sales	Net Earnings	Net Sales	Net Earnings
2015 SensoryEffects actual results included in the Company’s consolidated income statement	$59,599	$4,344	$168,157	$10,037

2015 Supplemental actual consolidated financial information	$140,128	$13,976	$419,763	$44,063

Basic earnings per share		$0.45		$1.42
Diluted earnings per share		$0.44		$1.40

2014 SensoryEffects actual results included in the Company’s consolidated income statement from May 7, 2014 through September 30, 2014	$58,884	$3,467	$95,278	$3,009

2014 Supplemental pro forma combined financial information	$160,490	$15,502	$462,732	$41,985

Basic earnings per share		$0.51		$1.39
Diluted earnings per share		$0.50		$1.35

2014 supplemental pro forma earnings for the three months ended September 30, 2014 exclude $494 of acquisition-related costs incurred. 2014 supplemental pro forma earnings for the nine months ended September 30, 2014 exclude $16,706 of acquisition-related costs incurred and $4,735 of non-recurring expenses related to the fair value adjustment to acquisition-date inventory. The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the SensoryEffects acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three and nine months ended September 30, 2015 and 2014 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended September 30,
	2015	2014
Cost of sales	$214	$141
Operating expenses	2,756	961
Net earnings	(1,904)	(690)

	Increase/(Decrease) for the Nine Months Ended September 30,
	2015	2014
Cost of sales	$640	$452
Operating expenses	5,016	2,997
Net earnings	(3,647)	(2,189)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2015, the plans had 3,770,007 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2015 and 2014 is summarized below:

For the nine months ended September 30, 2015	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2014	1,470	$27.35	$57,742
Granted	209	58.34
Exercised	(603)	19.73
Forfeited	(12)	50.46
Outstanding as of September 30, 2015	1,064	$37.52	$24,747	6.1
Exercisable as of September 30, 2015	690	$29.23	$21,773	4.6

For the nine months ended September 30, 2014	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2013	1,893	$20.94	$71,465
Granted	313	53.38
Exercised	(456)	14.49
Forfeited	(126)	56.03
Outstanding as of September 30, 2014	1,624	$26.29	$49,192	5.6
Exercisable as of September 30, 2014	1,220	$20.83	$43,583	4.6

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.6% and 0.5%; expected volatilities of 33% and 34%; risk-free interest rates of 1.7% and 1.8%; and expected lives of 5.5 and 5.6 years, in each case for the nine months ended September 30, 2015 and 2014, respectively.

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

Other information pertaining to option activity during the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average fair value of options granted	$18.13	$16.38	$18.35	$17.36
Total intrinsic value of stock options exercised ($000s)	$2,944	$7,241	$23,229	$18,185

Non-vested restricted stock activity for the nine months ended September 30, 2015 and 2014 is summarized below:

Nine months ended September 30, 2015	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	134	$38.13
Granted	76	55.77
Vested	(48)	36.34
Forfeited	-	-
Non-vested balance as of September 30, 2015	162	$47.01

Nine months ended September 30, 2014	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2013	172	$33.69
Granted	25	51.03
Vested	(24)	37.61
Forfeited	(6)	45.32
Non-vested balance as of September 30, 2014	167	$35.27

Non-vested performance share activity for the nine months ended September 30, 2015 and 2014 is summarized below:

Nine months ended September 30, 2015	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	-	$-
Granted	29	58.77
Vested	-	-
Forfeited	(9)	58.77
Non-vested balance as of September 30, 2015	20	$58.77

Nine months ended September 30, 2014	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2013	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested balance as of September 30, 2014	-	$-

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

As of September 30, 2015 and 2014, there was $9,239 and $6,537, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2015, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2015 will be approximately $7,000.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,124,834 shares have been purchased, of which 3,595 shares remained in treasury at September 30, 2015. During the nine months ended September 30, 2015, a total of 19,603 shares have been purchased at an average cost of $57.69 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES

Inventories at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$17,944	$19,822
Work in progress	2,145	1,989
Finished goods	30,608	27,812
Total inventories	$50,697	$49,623

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
Land	$3,037	$3,130
Building	31,172	31,030
Equipment	151,118	150,170
Construction in progress	33,255	10,969
	218,582	195,299
Less: accumulated depreciation	69,413	63,711
Property, plant and equipment, net	$149,169	$131,588

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $383,906 as of September 30, 2015 and December 31, 2014 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

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

	September 30, 2015	December 31, 2014
SensoryEffects	$363,784	$363,784
Animal Nutrition and Health	11,734	11,734
Specialty Products	7,160	7,160
Industrial Products	1,228	1,228
Total	$383,906	$383,906

Identifiable intangible assets with finite lives at September 30, 2015 and December 31, 2014 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 9/30/15	Accumulated Amortization at 9/30/15	Gross Carrying Amount at 12/31/14	Accumulated Amortization at 12/31/14
Customer relationships & lists	10	$167,442	$57,993	$167,442	$41,238
Trademarks & trade names	17	32,014	4,914	32,014	2,540
Developed technology	5	3,200	897	3,200	420
Regulatory registration costs	5-10	2,294	803	1,704	667
Patents & trade secrets	15-17	1,739	1,000	1,665	933
Other	5-10	759	625	754	587
		$207,448	$66,232	$206,779	$46,385

Amortization of identifiable intangible assets was approximately $19,850 for the nine months ended September 30, 2015. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2015 is $6,645, approximately $24,360 for 2016, $20,400 for 2017, $18,150 for 2018, $16,335 for 2019 and $14,595 for 2020. At September 30, 2015, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2015.

NOTE 7 – LONG-TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”). The term loan and $50,000 of the revolving loan were used to fund the Performance Chemicals & Ingredients Company acquisition (see Note 2) and for general corporate purposes. At September 30, 2015, the Company had a total of $306,250 of debt outstanding. The term loan is payable in quarterly installments of $8,750 commencing on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion and the revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion; plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 1.70% at September 30, 2015. The Company has $100,000 of undrawn revolving loan at September 30, 2015 that is subject to a commitment fee; which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At September 30, 2015, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the company.

The following table summarizes the future minimum debt payments:

	2015	2016	2017	2018	2019
Current portion of long-term debt	$8,750	$26,250	-	-	-
Long-term debt	-	8,750	$35,000	$35,000	$192,500
Total	$8,750	$35,000	$35,000	$35,000	$192,500

Costs associated with the issuance of debt instruments are capitalized and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $1,681 at September 30, 2015 and are included in other assets on the accompanying balance sheet. Amortization expense pertaining to these costs totaled $144 and $193 for the three months ended September 30, 2015 and 2014 and $458 and $296 for the nine months ended September 30, 2015 and 2014, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

NOTE 8 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended September 30, 2015	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$13,976	31,309,710	$.45

Effect of dilutive securities – stock options and restricted stock		408,449

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$13,976	31,718,159	$.44

Three months ended September 30, 2014	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$15,178	30,463,188	$.50

Effect of dilutive securities – stock options and restricted stock		783,090

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$15,178	31,246,278	$.49

Nine months ended September 30, 2015	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$44,063	31,087,691	$1.42

Effect of dilutive securities – stock options and restricted stock		492,701

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$44,063	31,580,392	$1.40

Nine months ended September 30, 2014	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$33,804	30,296,753	$1.12

Effect of dilutive securities – stock options and restricted stock		839,437

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$33,804	31,136,190	$1.09

The Company had stock options covering 260,872 and 184,976 shares at September 30, 2015 and 2014, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 9 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2015, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2010. During the Nine Months Ended September 30, 2015 and 2014, the increase in the amount of unrecognized tax benefits was primarily related to the aforementioned Acquisition (See Note 2) of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects). The Acquisition resulted in an assumed liability for unrecognized tax benefits based on an estimated fair value of $1,933. The Company is indemnified for this liability, and as such, has recognized a corresponding indemnification asset of $1,933. As of September 30, 2015 and December 31, 2014, the Company had approximately $5,857 and $5,200, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2015 and December 31, 2014 was approximately $2,169 and $1,643, respectively, and is included in other long-term obligations.

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

Business Segment Assets:
	September 30, 2015	December 31, 2014
SensoryEffects	$647,135	$656,130
Animal Nutrition & Health	102,672	90,650
Specialty Products	25,616	24,913
Industrial Products	20,239	32,330
Other Unallocated	86,932	57,508
Total	$882,594	$861,531

Depreciation/Amortization:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
SensoryEffects	$7,594	$7,860	$22,766	$12,956
Animal Nutrition & Health	1,703	1,230	4,831	4,603
Specialty Products	288	332	929	1,045
Industrial Products	192	713	832	1,292
Total	$9,777	$10,135	$29,358	$19,896

Capital Expenditures:
	Nine Months Ended September 30,
	2015	2014
SensoryEffects	$12,663	$1,738
Animal Nutrition & Health	13,711	2,519
Specialty Products	750	608
Industrial Products	993	1,069
Total	$28,117	$5,934

Business Segment Net Sales:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
SensoryEffects	$72,978	$71,821	$207,965	$133,170
Animal Nutrition & Health	39,947	45,805	124,295	129,879
Specialty Products	13,818	13,652	41,202	40,086
Industrial Products	13,385	29,212	46,301	75,580
Total	$140,128	$160,490	$419,763	$378,715

Business Segment Earnings Before Income Taxes:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
SensoryEffects	$11,604	$8,743	$28,397	$14,218
Animal Nutrition & Health	5,625	6,953	21,603	16,622
Specialty Products	6,031	5,306	17,825	15,576
Industrial Products	1,124	4,776	5,371	12,074
Unallocated equity compensation	(1,462)	-	(1,462)	-
Transaction and integration costs	-	(494)	-	(3,342)
Interest and other income (expense)	(1,733)	(2,075)	(5,294)	(3,276)
Total	$21,189	$23,209	$66,440	$51,872

Unallocated equity compensation expense was related to the accelerated vesting of previously-granted unvested options to purchase Company common stock, and removal of the restrictions on previously-granted Restricted Stock.

Transaction and integration costs were primarily related to the definitive agreement to acquire Performance Chemicals & Ingredients Company (d/b/a SensoryEffects; see Note 2).

The following table summarizes domestic (U.S.) and foreign sales for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Domestic	$112,859	$124,088	$337,638	$278,422
Foreign	27,269	36,402	82,125	100,293
Total	$140,128	$160,490	$419,763	$378,715

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2015 and 2014 for income taxes and interest is as follows:

	Nine Months Ended September 30,
	2015	2014
Income taxes	$16,667	$17,920
Interest	$4,589	$3,006

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended September 30,
	2015	2014
Net foreign currency translation adjustment	$375	$(1,739)
Net change in postretirement benefit plan (see Note 13 for further information)
Amortization of prior service credit	(4)	(5)
Amortization of loss	-	2
Total before tax	(4)	(3)
Tax	1	1
Net of tax	(3)	(2)

Total other comprehensive income (loss)	$372	$(1,741)

	Nine Months Ended September 30,
	2015	2014
Net foreign currency translation adjustment	$(1,754)	$(1,934)
Net change in postretirement benefit plan (see Note 13 for further information)
Amortization of prior service credit	(14)	(14)
Amortization of loss	-	5
Total before tax	(14)	(9)
Tax	5	3
Net of tax	(9)	(6)

Total other comprehensive loss	$(1,763)	$(1,940)

Accumulated other comprehensive loss at September 30, 2015 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2014	$(2,702)	$51	$(2,651)
Other comprehensive loss	(1,754)	(9)	(1,763)
Balance September 30, 2015	$(4,456)	$42	$(4,414)

NOTE 13 – EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit costs for such retirement medical plan were as follows:

	Nine Months Ended September 30,
	2015	2014
Service cost	$40	$43
Interest cost	27	36
Amortization of prior service credit	(14)	(14)
Amortization of loss	-	5
Net periodic benefit cost	$53	$70

The amount recorded for this obligation on the Company’s balance sheet as of September 30, 2015 and December 31, 2014 is $1,179 and $1,111, respectively, and is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

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

Rent expense charged to operations under such lease agreements for the nine months ended September 30, 2015 and 2014 aggregated approximately $1,799 and $1,114, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at September 30, 2015 are as follows:

Year
October 1, 2015 to December 31, 2015	$624
2016	2,030
2017	1,785
2018	1,527
2019 2020	1,142 781
Thereafter	2,915
Total minimum lease payments	$10,804

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

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2015 and December 31, 2014 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable and accrued liabilities, which are carried at cost which approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at September 30, 2015 and December 31, 2014 includes $772 in money market funds. The money market funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

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

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”).  The term loan and $50,000 of the revolving loan were used to fund the Acquisition of SensoryEffects and for general corporate purposes. The Company has made debt payments of $93,750 related to these loans and has $100,000 available under the revolving loan.

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

The following tables summarize consolidated business segment net sales and earnings from operations for the three and nine months ended September 30, 2015 and 2014:

Business Segment Net Sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
SensoryEffects	$72,978	$71,821	$207,965	$133,170
Animal Nutrition & Health	39,947	45,805	124,295	129,879
Specialty Products	13,818	13,652	41,202	40,086
Industrial Products	13,385	29,212	46,301	75,580
Total	$140,128	$160,490	$419,763	$378,715

Business Segment Earnings From Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
SensoryEffects	$11,604	$8,743	$28,397	$14,218
Animal Nutrition & Health	5,625	6,953	21,603	16,622
Specialty Products	6,031	5,306	17,825	15,576
Industrial Products	1,124	4,776	5,371	12,074
Unallocated equity compensation	(1,462)	-	(1,462)	-
Transaction and integration costs	-	(494)	-	(3,342)
Total	$22,922	$25,284	$71,734	$55,148

RESULTS OF OPERATIONS

Three months ended September 30, 2015 compared to three months ended September 30, 2014.

Net Sales

Net sales for the three months ended September 30, 2015 were $140,128, as compared with $160,490 for the three months ended September 30, 2014, a decrease of $20,362 or 12.7%.  Net sales for the SensoryEffects segment were $72,978 for the three months ended September 30, 2015, compared with $71,821 for the three months ended September 30, 2014, an increase of $1,157 or 1.6%.  Cereal Systems product lines sales increased $1,344 primarily due to increased volume.  Powder Systems volume was greater in the three months ended September 30, 2015 by 4.8% as compared to the three months ended September 30, 2014.  This was partially offset by lower average selling price.  Also contributing to the higher sales was a $457 or 10.0% increase in Choline Nutrients; primarily due to greater volume.  Partially offsetting these sales increases is a decline in Flavor Systems product lines by $929 or 4.8% as a result of reduced volumes.  Net sales for the Animal Nutrition & Health segment were $39,947 for the three months ended September 30, 2015, as compared with $45,805 for the three months ended September 30, 2014, a decrease of $5,858 or 12.8%.  Sales of products targeted for ruminant animal feed markets decreased by $3,818 or 25.2% from the prior year comparable period.  The decline was primarily the result of lower sales volumes of Aminoshure and Nitroshure products due to weaker dairy economics, particular in international markets as well as increased competition.  Global feed grade choline product sales declined by $1,964 or 6.8% primarily due to the weakened Euro.  Net sales for the Industrial Products segment were $13,385 for the three months ended September 30, 2015 as compared to $29,212 for the three months ended September 30, 2014, a decrease of $15,827 or 54.2%.  The decrease is principally due to volume decreases experienced in various choline and choline derivatives used in shale fracking applications, consistent with the end market activity decline.  Net sales for the Specialty Products segment were $13,818 for the three months ended September 30, 2015, as compared with $13,652 for the three months ended September 30, 2014, an increase of $166 or 1.2%, primarily due to product mix.

Gross Margin

For the three months ended September 30, 2015, gross margin decreased to $43,174 compared to $44,487 for the three months ended September 30, 2014.  Gross margin as a percentage of sales for the three months ended September 30, 2015 increased to 30.8% from 27.7% in the prior year comparative period.  Gross margins for the SensoryEffects segment increased 4.1% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to improved product mix and lower raw material costs.  Gross margin percentage decreased for Animal Nutrition & Health by 0.4% primarily due to a more unfavorable product mix and inefficiencies driven by lower volumes, partially offset by raw material cost decreases.  Industrial Products gross margins declined by 5.8% from the prior year comparative period, primarily due to lower volume, higher supply chain costs and lower average selling prices.  Gross margin percentage for the Specialty Products segment increased by 3.7% compared to the three month period ended September 30, 2015 due to product mix as well as raw material cost decreases.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 were $20,252 or 14.5% of net sales as compared to $19,203 or 12.0% of net sales for the three months ended September 30, 2014.  The increase was primarily due to a one-time equity compensation charge of $1,462 partially offset by a reduction of outside professional services expenses.  The Company incurred outside and professional services expenses of $494 in the three months ended September 30, 2014 primarily related to the Acquisition.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended September 30, 2015 were $22,922 as compared to $25,284 for the three months ended September 30, 2014, a decrease of $2,362 or 9.4%.  Earnings from operations as a percentage of sales (“operating margin”) for the three months ended September 30, 2015 were 16.4%, increasing from 15.8% for the three months ended September 30, 2014, primarily due to the aforementioned impact of favorable product mix and lower raw material costs;  partially offset by volume decreases experienced in the Industrial Products segment for various choline and choline derivatives used in shale fracking applications and the one-time equity compensation charge.  Excluding the impact of amortization expenses, the one-time equity compensation charge, and transaction expenses, the earnings from operations were $29,988 or 21.4% of sales for the three months ended September 30, 2015 and $31,748 or 19.8% of sales for the three months ended September 30, 2014.  Earnings from the SensoryEffects segment were $11,604, an increase of $2,861 or 32.7% primarily due to improved product mix and reduced raw material costs.  Animal Nutrition and Health segment earnings from operations were $5,625, a decrease of $1,328 or 19.1%, primarily the result of lower sales, partially offset by raw material cost decreases. Earnings from operations from the Industrial Products segment of $1,124 for the quarter ended September 30, 2015 declined $3,652 compared to the quarter ended September 30, 2014; primarily due to volume decreases. Earnings from operations from the Specialty Products segment were $6,031, an increase of $725 or 13.6%, primarily the result of improved gross margins.

Other Expenses (Income)

Interest expense for the three months ended September 30, 2015 and September 30, 2014 was $1,617 and $2,052, respectively, and is primarily related to the loans entered into on May 7, 2014 to finance the Acquisition of SensoryEffects.  Other expense was $119 for the three months ended September 30, 2015, and $26 for the three months ended September 30, 2014, respectively.

Income Tax Expense

The Company’s effective tax rate for the three months ended September 30, 2015 and 2014 was 34.0% and 34.6%, respectively.

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended September 30, 2015 were $13,976 as compared with $15,178 for the three months ended September 30, 2014, a decrease of $1,202 or 7.9%.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

Net Sales

Net sales for the nine months ended September 30, 2015, were $419,763, as compared with $378,715 for the nine months ended September 30, 2014, an increase of $41,048 or 10.8%. Net sales for the SensoryEffects segment (formerly Food, Pharma & Nutrition) were $207,965 for the nine months ended September 30, 2015, as compared with $133,170 for the nine months ended September 30, 2014, an increase of $74,795 or 56.2%.  Net sales from the recently acquired SensoryEffects business contributed $72,878 to the overall increase.  The acquired Powder & Flavor Systems, and Cereal Systems product lines comprised $58,433 and $11,308 of the increase, respectively.  Also contributing to the higher sales was a $2,095 or 10.1% increase in encapsulated ingredients used for baking and food preservation, due to increases in volume. Net sales for the Animal Nutrition & Health segment were $124,295 for the nine months ended September 30, 2015, as compared with $129,879 for the nine months ended September 30, 2014, a decrease of $5,584 or 4.3%. Sales of product lines targeted for ruminant animal feed markets increased by $1,661 or 4.5% from the prior year comparable period, primarily due higher overall average ruminant selling prices; partially offset by lower volumes.  Global feed grade choline product sales decreased $7,132 or 8.2% primarily due to the weakened Euro.  Net sales for the Industrial Products segment were $46,301 for the nine months ended September 30, 2015 as compared to $75,580 for the nine months ended September 30, 2014, a decrease of $29,279 or 38.7%.  The decrease is principally due to volume reductions experienced in the second and third quarters of 2015 for various choline and choline derivatives used in shale fracking applications, in correlation with the North America decline of fracking industry.  Net sales for the Specialty Products segment were $41,202 for the nine months ended September 30, 2015, as compared with $40,086 for the nine months ended September 30, 2014, an increase of $1,116 or 2.8% as volumes of ethylene oxide products used for medical device sterilization and propylene oxide increased modestly.

Gross Margin

For the nine months ended September 30, 2015, gross margin increased to $128,171 compared to $100,037 for the nine months ended September 30, 2014.  Gross margin as a percentage of sales for the nine months ended September 30, 2015 increased to 30.5% from 26.4% in the prior year comparative period.  Gross margin for the SensoryEffects segment increased 4.3% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to the valuation of acquired inventory to fair value, which increased cost of sales by $4,735 in 2014.  The acquired product lines carry a lower gross margin and partially offset the increased gross margin percentage.  Gross margin percentage increased for the Animal Nutrition & Health segment by 4.8% primarily due to a favorable product mix and decreases in certain petrochemical raw material costs.  Industrial products gross margins declined by 3.0% from the prior year comparative period primarily due to reduced volumes contributing to unfavorable manufacturing variances and increased supply chain costs.  These increased costs were partially offset by favorable petrochemical raw material costs. Gross margin for the Specialty Products segment increased by 2.5% due to reduced raw material costs.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 were $56,437 or 13.4% of net sales as compared to $44,889 or 11.9% of net sales for the nine months ended September 30, 2014.  The increase was primarily due to increased expenses associated with the acquired SensoryEffects businesses, including higher intangible asset amortization of $7,089; partially offset by a reduction of outside professional services expenses.  The Company incurred outside and professional services expenses of $3,342 in nine months ended September 30, 2014.  Additionally, the Company recognized a one-time equity compensation charge of $1,462 during the nine months ended September 30, 2015.  Excluding the impact of amortization expenses, professional fees and the one-time equity compensation charge, operating expenses were 9.2% and 8.5% of net sales for the nine months ended 2015 and 2014; respectively.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for the nine months ended September 30, 2015 were $71,734 as compared to $55,148 for the nine months ended September 30, 2014, an increase of $16,586 or 30.1%.  Earnings from operations as percentage of sales (“operating margin”) for the nine months ended September 30, 2015 were 17.1%, increasing from 14.6% for the nine months ended September 30, 2014, primarily due to the aforementioned impact of the valuation of the acquired inventory, transaction and integration expenses, favorable product mix and lower raw material costs.  Greater amortization expense, the one-time equity compensation charge and higher supply chain costs partially offset the improvement in earnings from operations.  Excluding the impact of the valuation of the acquired inventory, amortization expense, transaction and integration expenses and the one-time equity compensation charge, the earnings from operations were $90,026 or 21.5% of sales for the nine months ended September 30, 2015 as compared to $72,747 or 19.2% for the nine months ended September 30, 2014.  Earnings from the SensoryEffects segments were $28,397, an increase of $14,179 or 99.7%, primarily due to increased sales from the Acquisition, partially offset by the impact of the valuation of acquired inventory and increased amortization expense. Animal Nutrition & Health segment earnings from operations were $21,603, an increase of 30.0%, primarily due to a more favorable product mix and decreases in certain petrochemical raw material costs.  Earnings from operations from the Industrial Products segment of $5,371 for the nine months ended September 30, 2015 declined $6,703 compared to the nine months ended September 30, 2014; primarily due to volume decreases. Earnings from operations from the Specialty segment were $17,825, an increase of $2,249 or 14.4%, primarily from greater net sales and lower raw material costs.

Other Expenses (Income)

Interest expense for the nine months ended September 30, 2015 and 2014 was $5,092 and $3,368, and is primarily related to the loans entered into on May 7, 2014 to finance the Acquisition of SensoryEffects.  Other expense was $209 for the nine months ended September 30, 2015, and other income was $30 for the nine months ended September 30, 2014.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2015 and 2014 was 33.7% and 34.8% respectively. The decrease in the effective tax rate is primarily attributable to a change in the apportionment relating to state income taxes, and a change in the income proportion towards jurisdictions with lower tax rates.

Net Earnings

Principally as a result of the above-noted details, net earnings for the nine months ended September 30, 2015 were $44,063, as compared with $33,804 for the nine months ended September 30, 2014, an increase of $10,259 or 30.4%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

During the nine months ended September 30, 2015, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents increased to $81,556 at September 30, 2015 from $50,287 at December 31, 2014 primarily resulting from the activity detailed below.  At September 30, 2015, the Company had $15,055 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our U.S. operations, we could be required to pay additional U.S. taxes to repatriate these funds.  Working capital was $127,078 at September 30, 2015 as compared to $85,780 at December 31, 2014, an increase of $41,298.

Operating Activities

Cash flows from operating activities provided $78,850 for the nine months ended September 30, 2015 as compared to $49,241 for the nine months ended September 30, 2014.  The increase in cash flows from operating activities was primarily due to higher net earnings and amortization and depreciation expense adjustments.

Investing Activities

The Company continues to invest in projects across all production facilities and capital expenditures were $28,117 for the nine months ended September 30, 2015. Capital expenditures of approximately $9,850 were related to expanding the Company’s Animal, Nutrition & Health capacity in our manufacturing facility located in Verona, Missouri. In addition, the Company spent approximately $4,760 towards its agglomeration production equipment initiative.  As previously noted, on May 7, 2014 the Company acquired SensoryEffects for a purchase price of approximately $569,000; amounting to approximately $494,000 to the former shareholders, including adjustments for working capital acquired, and approximately $75,000 to SensoryEfects’ lenders to pay off all SensoryEffects bank debt.

Financing Activities

The Company made debt payments of $26,250 during 2015 related to the senior secured term loan and has $100,000 available under a revolving loan agreement.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,124,834 shares have been purchased, 3,595 of which remained in treasury at September 30, 2015.   The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $11,901 and $6,608 for the nine months ended September 30, 2015 and 2014, respectively.  Dividend payments were $9,251 and $7,856 for the nine months ended September 30, 2015 and 2014, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.  The liability recorded in other long-term liabilities on the consolidated balance sheet as of September 30, 2015 is $1,179 and the plan is not funded.  Historical cash payments made under the plan have typically been less than $100 per year.

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

Other than segment information, there were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2014 Annual Report on Form 10-K, during the nine months ended September 30, 2015.

Related Party Transactions

The Company was not engaged in related party transactions during the nine months ended September 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of September 30, 2015, the Company’s borrowings were under a bank term loan and revolving loan bearing interest at LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at September 30, 2015, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $3,063. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

During the most recent fiscal quarter there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 4, 2015

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