Form 10-K
period 2015-12-31
BALCHEM CORP
filed 2016-02-29
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_____ .

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
Yes ☐ No ☑

The aggregate market value of the common stock, par value $.06-2/3 per share (the “Common Stock”), issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the NASDAQ Global Market on June 30, 2015 was approximately $1,675,000,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's Common Stock was 31,535,449 as of February 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s proxy statement for its 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2015 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated therein.

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

General:

Balchem Corporation (“Balchem,” the “Company,” “we” or “us”), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical, medical sterilization and industrial markets. Our reportable segments are strategic businesses that offer products and services to different markets. We presently have four reportable segments: SensoryEffects; Animal Nutrition & Health; Specialty Products; and Industrial Products.

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

The Company operates four wholly-owned domestic subsidiaries: SensoryEffects, Inc. (“SE”), a Delaware corporation, SensoryEffects Cereal Systems, Inc. (“SECS”), a Delaware corporation, BCP Ingredients, Inc.

(“BCP”), a Delaware corporation, and Aberco, Inc. (“Aberco”), a Maryland corporation. We operate two wholly-owned subsidiaries in Europe: Balchem BV, a Dutch limited liability company and Balchem Italia Srl, an Italian limited liability company. We also operate one wholly-owned subsidiary in Canada: Balchem LTD, a Canadian corporation. Unless otherwise stated to the contrary, or unless the context otherwise requires, references to the Company in this report includes Balchem Corporation and its subsidiaries.

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

Animal Nutrition & Health

Our Animal Nutrition & Health (“ANH”) segment provides nutritional products derived from our microencapsulation and chelation technologies in addition to basic choline chloride. For ruminant animals, our microencapsulated products boost health and milk production, delivering nutrient supplements that are biologically available, providing required nutritional levels. Our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for monogastric animal health, predominantly to the poultry, pet and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry, fatty liver, kidney necrosis and general poor health condition in swine.

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

Industrial Products (formerly included in Animal Nutrition & Health)

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

Acquisition of Albion International, Inc.

On February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion International, Inc. (Albion), a privately held manufacturer of mineral amino acid chelates, specialized mineral salts and mineral complexes, headquartered in Clearfield, Utah.  The Company made payments of approximately $116.4 million on the acquisition date, amounting to approximately $110.6 million to the former shareholders, adjustments for working capital acquired of $4.9 million, and approximately $0.9 million to Albion’s lenders to pay off all Albion bank debt.  Albion has been a world leader and innovator in the manufacture of superior organic mineral compounds for sixty years and leverages scientific expertise in the areas of human and plant nutrition.  Albion’s products are renowned in the supplement industry for technologically advanced, unparalleled bioavailability.  The acquisition of Albion continues to expand the Company’s science based human health and wellness solutions and will immediately increase our product offerings in the nutritional ingredient market.  Additionally, the Company will also benefit from a broader geographic footprint and a stronger position as a technological leader in spray-drying and ingredient delivery solutions.  Albion’s human nutrition business will become a part of the SensoryEffects reportable segment and the plant nutrition business will become a part of the Specialty Products reportable segment.

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

Backlog

At December 31, 2015, the Company had a total backlog of $30,448,000 (including $20,947,000 for the SensoryEffects segment; $7,705,000 for the ANH segment; $753,000 for the Specialty Products segment and $1,043,000 for the Industrial Products segment), as compared to a total backlog of $38,798,000 at December 31, 2014 (including $23,703,000 for the SensoryEffects segment; $8,016,000 for the ANH segment; $699,000 for the Specialty Products segment and $6,380,000 for the Industrial Products segment). It has generally been the Company’s policy and practice to maintain an inventory of finished products and/or component materials for its segments to enable it to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2016 fiscal year.

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

Research & Development

During the years ended December 31, 2015, 2014 and 2013, the Company incurred research and development expenses of approximately $6.0 million, $4.8 million and $3.6 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes. At December 31, 2015, approximately 30 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

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

Capital Projects

The Company continues to invest in projects across all production facilities and capital expenditures were approximately $41.3 million, $13.2 million and $8.2 million for 2015, 2014 and 2013, respectively. In 2015 and 2014, respectively, capital expenditures of $11.5 million and $4.8 million were related to expanding the Company’s Animal Nutrition & Health capacity in the manufacturing facility located in Verona, Missouri. Additionally, the Company invested $10.4 million in agglomeration production equipment during 2015. For 2013, $3.3 million of the capital expenditures were for the Company’s new manufacturing facility in Covington, Virginia. Capital expenditures are projected to range from $20.0 million to $30.0 million for 2016.

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

With respect to the treatment of spices with ethylene oxide, the EPA allows the use of EO on the vast majority of spices. However, EPA prohibited its use for the treatment of basil, effective August 1, 2007, but allows the continuing use of ethylene oxide to treat all other spices, provided specific treatment parameters are used. During 2009, the EPA mandated that a toxicity study be performed on ethylene chlorohydrin, which is a “residue of concern”, according to the EPA. This study was financed by an industry trade association of which we are a member, and was submitted to the EPA in March 2012. In October 2015, the EPA issued a Data Evaluation Record accepting the ethylene chlorohydrin study.

In April 2008, the EPA issued a RED (“Reregistration Eligibility Decision”) for ethylene oxide which permitted the continued use of ethylene oxide “to sterilize medical or laboratory equipment, pharmaceuticals, and aseptic packaging, or to reduce microbial load on musical instruments, cosmetics, whole and ground spices and other seasoning materials and artifacts, archival material or library objects”. Currently, the EPA has initiated a new registration review of ethylene oxide, in line with and part of the registration review scheduled for a large number of other pesticides. A Final Work Plan was issued in March 2014. The EPA anticipates this review process will take approximately sever years. As part of the process, EPA has identified several potential additional testing requirements. The EPA and the registrants are in discussions regarding the additional testing. While some additional testing will be necessary, we believe that the use of ethylene oxide will continue to be permitted. The product, when used as a sterilant for certain medical devices, has no known equally effective substitute. Management believes the lack of availability of this product could not be easily tolerated by various medical device manufacturers or the health care industry due to the resultant infection potential.

Similarly, the EPA issued a RED for propylene oxide in August 2006. At that time, the EPA “determined that products containing the active ingredient PPO [propylene oxide] are eligible for reregistration provided that…risk mitigation measures…are adopted.” Our product label was amended as required to reflect these mitigation measures and also to show that propylene oxide has been reclassified as a restricted use pesticide. Currently, the EPA has initiated a new registration review of propylene oxide, in line with and part of the registration review scheduled for a large number of other pesticides. A Final Work Plan was issued in March 2014. The EPA anticipates this review process will take approximately seven years. As part of the process, the EPA has identified several potential additional testing requirements. The Company committed to conducting three additional studies, which have been completed and will be submitted for review shortly. The Company is currently in discussions with the EPA regarding other studies. While it is possible that we will be required to perform additional testing, we believe that the use of propylene oxide to treat nuts and spices will continue to be permitted.

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

Employees

As of January 31, 2016, the Company employed approximately 875 persons. Approximately 90 employees at our Marano, Ticino, Italy facility are covered by a national collective bargaining agreement, which expires in 2017. Approximately 70 employees at the Company’s Verona, Missouri facility are covered by a collective bargaining agreement, which expires in 2017.

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

Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions, may adversely impact the markets in which we operate. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products which would reduce our revenues and profitability. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and cash flow would be negatively impacted. We cannot predict the timing, depth or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the markets in which we operate. Also, at any point in time we have funds in our cash accounts that are with third party financial institutions. These balances in the U.S. and Italy exceed the Federal Deposit Insurance Corporation (“FDIC”) and Fondo Interbancario di Tutela dei Depositi (“FITD”) insurance limits, respectively. While we monitor the cash balances in our accounts, these balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

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

For the year ended December 31, 2015, approximately 20% of our net sales consisted of sales outside the United States. In addition, we conduct a portion of our manufacturing outside the United States. International sales are subject to inherent risks. The majority of our foreign sales occur through our foreign subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

We may, from time to time, experience problems in our labor relations.

In North America, approximately 70 employees, or 8% of our North American workforce, as of December 31, 2015, are represented by a union under a single collective bargaining agreement, which was re-negotiated and is effective as of July 9, 2012. It will expire in 2017. In Europe, approximately 90 employees are covered by a collective bargaining agreement, which was re-negotiated in 2015 and will also expire in 2017. We believe that our present labor relations with all of our union employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. Similarly, if our relations with the union portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We and our affiliates own or lease several manufacturing facilities and sales offices throughout the United States, and we own a single manufacturing facility in Europe. The following table sets forth a list of our principal offices, production and other facilities throughout the world as of December 31, 2015.

Site	Leased/Owned	Sq. Footage	Products/Functions
Corporate Offices
New Hampton, NY	Leased	20,000	Corporate headquarters
St. Louis, MO	Leased (SensoryEffects)	9,161	Administrative offices SensoryEffects
Manufacturing Facilities
Verona, MO	Owned (BCP)	151,000	aqueous and dry choline chloride, animal feed products, human choline

			nutrients, repackaging for Specialty Products, and warehousing
Slate Hill, NY	Owned	51,000	encapsulated products, blending and repackaging for Specialty Products, and warehousing
Green Pond, SC	Owned	34,000	repackaging for Specialty Products and warehousing
Salt Lake City, UT	Owned	16,500	chelated mineral nutrients and warehousing
Covington, VA	Owned	70,000	encapsulated animal feed products and warehousing
St. Gabriel, LA	Owned (BCP)	15,130	aqueous choline chloride and warehousing
Marano Ticino, Italy	Owned (Balchem Italia)	342,734	methylamines, metam sodium, animal, human and industrial grade choline, and warehousing
Sleepy Eye, MN	Owned (SensoryEffects)	32,000	spray drying of dairy creamers and cocoa blends, and warehousing
Bridgeton, MO	Owned (SensoryEffects)	84,000	creamer products, cocoa powders, liquid and solid flavor inclusions, and warehousing
Marshfield, WI	Owned (SensoryEffects)	70,000	spray drying of lipid based powders, blending, and warehousing
Reading, PA	Owned (SensoryEffects)	39,750	spray drying of human nutritional products and warehousing
Defiance, OH	Owned (SensoryEffects)	140,700	spray drying of creamer products, solid flavor inclusions for baking, blending and warehousing
Lincoln, NE	Leased (SensoryEffects)	87,650	cereal products and warehousing
Morrisburg, Canada	Owned (Balchem LTD)	4,500	dry choline chloride and warehousing

Item 3.	Legal Proceedings

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

The high and low closing prices for the Common Stock as recorded for each quarterly period during the years ended December 31, 2015 and 2014 were as follows:

Quarterly Period	High	Low
Ended March 31, 2015	$64.18	$52.80
Ended June 30, 2015	64.00	52.42
Ended September 30, 2015	62.00	53.49
Ended December 31, 2015	69.65	60.34

Quarterly Period	High	Low
Ended March 31, 2014	$57.87	$49.63
Ended June 30, 2014	63.98	52.48
Ended September 30, 2014	58.48	49.08
Ended December 31, 2014	68.46	52.01

On February 22, 2016, the closing price for the Common Stock on the Nasdaq Global Market was $60.85.

(b)	Record Holders.

As of February 22, 2016, the approximate number of holders of record of the Company’s Common Stock was 102. Such number does not include stockholders who hold their stock in street name. As of February 22, 2016, the total number of beneficial owners of the Company's Common Stock is estimated to be approximately 20,050.

(c)	Dividends.

The Company declared cash dividends of $0.34 and $0.30 per share on its Common Stock during its fiscal years ended December 31, 2015 and 2014, respectively.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

(e)	Performance Graph.

The graph below sets forth the cumulative total stockholder return on the Company's Common Stock (referred to in the table as “BCPC”) for the five years ended December 31, 2015, the overall stock market return during such period for shares comprising the Russell 2000® Index (which the Company believes includes companies with market capitalization similar to that of the Company), and the overall stock market return during such period for shares comprising the Dow Jones U.S. Specialty Chemicals Index, in each case assuming a comparable initial investment of $100 on December 31, 2010 and the subsequent reinvestment of dividends. The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index. In light of the Company's industry segments, the Company does not believe that published industry-specific indices are necessarily representative of stocks comparable to the Company. Nevertheless, the Company considers the Dow Jones U.S. Specialty Chemicals Index to be potentially useful as a peer group index with respect to the Company. The performance of the Company's Common Stock shown on the graph below is historical only and not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The selected statements of operations data set forth below for the years ended December 31, 2015, 2014, and 2013 and the selected balance sheet data as of December 31, 2015 and 2014 have been derived from our Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC. The following information should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere herein.

(In thousands, except per share data)

Year ended December 31,	2015	2014	2013	2012	2011
Statement of Operations Data
Net sales	$552,492	$541,383	$337,173	$310,393	$291,867
Earnings before income tax expense	87,063	77,052	65,818	59,844	56,738
Income tax expense	27,341	24,226	20,944	19,839	17,973
Net earnings	59,722	52,826	44,874	40,005	38,765

Basic net earnings per common share	$1.92	$1.74	$1.51	$1.38	$1.36
Diluted net earnings per common share	$1.89	$1.69	$1.45	$1.32	$1.28

At December 31,	2015	2014	2013	2012	2011
Balance Sheet Data
Total assets	$881,223	$861,531	$376,872	$312,545	$271,717
Long-term debt (including current portion)	297,500	332,500	-	-	1,410
Other long-term obligations	6,683	5,950	3,877	3,431	2,788
Total stockholders’ equity	463,705	391,898	331,358	273,012	232,009
Dividends per common share	$.34	$.30	$.26	$.22	$.18

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We develop, manufacture, distribute and market specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health, medical device sterilization and industrial markets. Our four reportable segments are strategic businesses that offer products and services to different markets: SensoryEffects; Animal Nutrition & Health; Specialty Products; and Industrial Products.

Acquisition of Albion International, Inc.

On February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion International, Inc. (Albion), a privately held manufacturer of mineral amino acid chelates, specialized mineral salts and mineral complexes, headquartered in Clearfield, Utah.  The Company made payments of approximately $116.4 million on the acquisition date, amounting to approximately $110.6 million to the former shareholders, adjustments for working capital acquired of $4.9 million, and approximately $0.9 million to Albion’s lenders to pay off all Albion bank debt.  Albion has been a world leader and innovator in the manufacture of superior organic mineral compounds for sixty years and leverages scientific expertise in the areas of human and plant nutrition.  Albion’s products are renowned in the supplement industry for technologically advanced, unparalleled bioavailability.  The acquisition of Albion continues to expand the Company’s science based human health and wellness solutions and will immediately increase our product offerings in the nutritional ingredient market.  Additionally, the Company will also benefit from a broader geographic footprint and a stronger position as a technological leader in spray-drying and ingredient delivery solutions.  Albion’s human nutrition business will become a part of the SensoryEffects reportable segment and the plant nutrition business will become a part of the Specialty Products reportable segment.

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

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350 million and revolving loan of $100 million (collectively referred to as the “loans”).  The term loan and $50 million of the revolving loan were used to fund the Acquisition of SensoryEffects and for general corporate purposes. The Company has made debt payments of $102.5 million related to these loans and has $100 million available under the revolving loan as of December 31, 2015.  As previously noted, on February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion International, Inc. (Albion).  The Company made payments of approximately $116.4 million on the acquisition date, of which $65 million was funded from the revolving line of credit and remaining was funded from the Company existing cash balances.

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

Industrial Products

Certain derivatives of choline chloride are manufactured and sold into industrial applications predominately as a component for hydraulic fracturing of shale natural gas wells. Our products offer an attractive, effective and more environmentally responsible alternative than other clay stabilizers. Industrial grade choline bicarbonate is completely chloride free and our choline chloride reduces the amount of chlorides released into the environment up to 75% when compared to potassium chloride. Demand for certain of our products depends on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines in oil and gas prices have resulted in significant downturn in the oil and gas industry and thereby resulted in a reduction in demand for oilfield services and related products

The Industrial Products segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are produced at our Italian operation and sold for a wide range of industrial applications in Europe.

The Company sells products for all four segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2015, 2014 and 2013 (in thousands):

Business Segment Net Sales:
	2015	2014	2013
SensoryEffects	$278,288	$206,101	$47,569
Animal Nutrition & Health	165,763	176,477	155,727
Specialty Products	54,236	54,053	51,086
Industrial Products	54,205	104,752	82,791
Total	$552,492	$541,383	$337,173

Business Segment Earnings From Operations:
	2015	2014	2013
SensoryEffects	$38,302	$21,260	$11,233
Animal Nutrition & Health	27,851	23,687	18,244
Specialty Products	23,995	21,316	20,224
Industrial Products	5,594	16,532	15,901
Total	$95,742	$82,795	$65,602

Fiscal Year 2015 compared to Fiscal Year 2014
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2015 were $552,492 as compared with $541,383 for 2014, an increase of $11,109 or 2.1%. Net sales for the SensoryEffects segment were $278,288, compared with $206,101, for the year ended December 31, 2014, an increase of $72,187 or 35.0%.  Net sales from the acquired SensoryEffects business contributed $69,829 to the overall increase.  The Powder & Flavor Systems and Cereal Systems product lines comprised $56,509 and $10,240 of the increase, respectively.  Also contributing to the higher sales was a $3,070 or 11.1% increase in encapsulated ingredients used for baking and food preservation; primarily due to greater volume.  Net sales for the Animal Nutrition & Health segment were $165,763 for 2015 compared with $176,477 for the prior year, a decrease of $10,714 or 6.1%.  Sales of products targeted for ruminant animal feed markets realized a sales decline of 1.6% or $812 from the prior period.  The decline was primarily the result of lower sales volumes of Aminoshure® and NitroshureTM products due to weaker dairy economics, particularly in international markets as well as increased competition, partially offset by increased sales of Reashure®.  Global feed grade choline product sales decreased $9,471 or 8.1% primarily due to lower average selling prices and the weakened Euro, which was partially offset by higher volume. Specialty Products segment sales were flat compared to prior year. The Company experienced Industrial Product segment sales decline of $50,547 or 48.3% over the prior year predominately due to volume decreases of various choline and choline derivatives used in shale fracking applications, consistent with the end market activity decline.

Gross Margin

Gross margin for 2015 increased to $168,097 compared to $144,172 for 2014, an increase of $23,925 or 16.6% and was principally a result of lower raw material costs and a favorable product mix. Gross margin as a percentage of sales for 2015 increased to 30.4% from 26.6% in the prior year comparative period.  Gross margins for the SensoryEffects segment increased 4.1% in 2015 as compared to 2014, due to the valuation of acquired inventory to fair value, which increased cost of sales by $4,735 in 2014, as well as reduced raw material costs in 2015. Gross margin percentage for the Animal Nutrition and Health segment increased 3.2% compared to 2014, due to a favorable product mix and decreases in certain petrochemical raw material costs. Gross margin percentage for the Specialty Products segment increased 4.9% due to lower raw material costs. Gross margins for the Industrial Products segment declined 3.7% primarily due to reduced volumes contributing to unfavorable manufacturing variances, lower average selling price, and increased supply chain costs.  These increased costs were partially offset by favorable petrochemical raw material costs.

Operating Expenses

Operating expenses for 2015 were $74,141 or 13.4% of net sales as compared to $62,029 or 11.5% of net sales for 2014.  The increase was primarily due to increased expenses associated with the acquired SensoryEffects business, including higher intangible asset amortization of $6,768; partially offset by a reduction of transaction and integration costs. The Company incurred transaction and integration costs of $324 and $3,652, in 2015 and 2014, respectively. Additionally, the Company recognized a one-time equity compensation charge of $1,462 during 2015. Partially offsetting 2014 operating expenses is a $2.9 million favorable net legal settlement.  During 2015 and 2014, the Company spent $5,990 and $4,810 respectively, on research and development programs, most of which pertained to the Company’s SensoryEffects and Animal Nutrition & Health segments. Excluding the impact of amortization expenses, the one-time equity compensation charge, transaction and integration costs and the favorable net legal settlement, operating expenses were 8.4% and 7.8% of net sales for 2015 and 2014, respectively.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for 2015 were $93,956 as compared to $82,143 for 2014, an increase of $11,813 or 14.4%. Earnings from operations as a percentage of sales (“operating margin”) for 2015 was 17.0% increasing from 15.2% in 2014 primarily due to the aforementioned impact of the valuation of the acquired inventory, transaction and integration expenses, favorable product mix and lower raw material costs. Greater amortization expense, the one-time equity compensation charge and higher supply chain costs partially offset the improvement in earnings from operations.  Excluding the impact of amortization expenses, valuation of the acquired inventory, transaction and integration expenses, legal settlement, and one-time equity charge, the earnings from operations were $118,188 or 21.4% of sales in 2015 as compared to $106,022 or 19.6% of sales in 2014.  The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for SensoryEffects were $38,302, an increase of $17,042 or 80.2% primarily due to a full year of sales from the Acquisition partially offset by increased amortization expense.  Animal Nutrition & Health segment earnings from operations were $27,851, an increase of $4,164 or 17.6%, primarily due to a more favorable product mix and decreases in certain petrochemical raw material costs. Earnings from operations for the Specialty Products segment were $23,995, an increase of $2,679 or 12.6%; primarily from lower raw material costs. Industrial Products segment earnings from operations declined $10,938 or 66.2%; primarily due to volume decreases.

Other Expenses (Income)

Interest expense for 2015 and 2014 was $6,593 and $5,145, respectively, and is primarily related to the loans entered into on May 7, 2014 to finance the Acquisition of SensoryEffects.  Interest income was $9 and $64 for 2015 and 2014, respectively.  The Company has invested available cash primarily in certificates of deposit and money market investments that have been classified as cash equivalents due to the short maturities of these investments.  Other expense was $309 and $10 for 2015 and 2014, respectively and is primarily the result of unfavorable fluctuations in foreign currency exchange rates between the US Dollar (the reporting currency) and foreign functional currencies.

Income Tax Expense

The Company’s effective tax rate for 2015 and 2014 was 31.4%.

Net Earnings

Principally as a result of the above-noted details, net earnings were $59,722 for 2015, as compared with $52,826 for 2014, an increase of 13.1%.

Fiscal Year 2014 compared to Fiscal Year 2013
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2014 were $541,383 as compared with $337,173 for 2013, an increase of $204,210 or 60.6%. Net sales for the SensoryEffects segment were $206,101, compared with $47,569, for the year ended December 31, 2014, an increase of $158,312 or 333.3%.  Net sales from the acquired SensoryEffects business contributed $156,192 to the overall increase.  The acquired Powder & Flavor Systems and Cereal Systems product lines comprised $132,971 and $17,499 of the increase, respectively.  Also contributing to the higher sales was a $2,400 or 9.5% increase in encapsulated ingredients used for baking and food preservation; due to a favorable product mix and greater volume.  Net sales for the Animal Nutrition & Health segment were $176,477 for 2014 compared with $155,723 for the prior year, an increase of $20,754 or 13.3%.  Sales of products targeted for ruminant animal feed markets realized sales growth of 33.2% or $12,898 from the prior period.  The improvement was primarily due to higher sales volumes of Aminoshure, Nitroshure and ReaShure products due to strong dairy economics, which increased demand for our products.  Global feed grade choline product sales increased $6,689 or 6.1% primarily due to increased volumes of choline products sourced from our Italian operation and sold into the European and other international markets.  Specialty Products segment sales were $54,053 for 2014, as compared with $51,086 for 2013, an increase of $2,967 or 5.8%.  Increased sales of ethylene oxide products used for medical device sterilization were partially offset by lower sales volumes of propylene oxide products used for industrial applications. The Company experienced Industrial segment sales growth of $21,961 or 26.5% over the prior year predominately due to volume increases of various choline and choline derivatives used in North America industrial applications, most notably for shale fracking.

Gross Margin

Gross margin for 2014 increased to $144,172 compared to $97,241 for 2013, an increase of $46,931 or 48.2% and was principally a result of higher sales volumes. Gross margin as a percentage of sales for 2014 decreased to 26.6% from 28.9% in the prior year comparative period.  Gross margins for the SensoryEffects segment declined 10.8% in 2014 as compared to 2013.  The acquired product lines within the SensoryEffects segment carry a lower gross margin and the valuation of acquired inventory to fair value increased cost of sales by $4,735. Gross margin percentage for the Animal Nutrition and Health segment increased 2.5% compared to 2013, due to a heavier weighting of products for ruminant animal feed markets which tend to have higher margins. Gross margin percentage for the Specialty Products segment was flat. Gross margins for the Industrial Products segment declined 4.6% primarily due to increases in certain petrochemical raw material costs.

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

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for 2014 were $82,143 as compared to $65,602 for 2013, an increase of $16,541 or 25.2%. Earnings from operations as a percentage of sales (“operating margin”) for 2014 was 15.2% declining from 19.5% in 2013 primarily due to the aforementioned amortization expense associated with acquired intangible assets, the impact of the valuation of the acquired inventory, transaction and integration expenses and product mix; partially offset by the legal settlement.  Excluding the impact of amortization expenses, valuation of the acquired inventory, transaction and integration expenses, and legal settlement, the earnings from operations were $106,022 or 19.6% of sales.  The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for SensoryEffects were $21,260, an increase of $10,027 or 89.3% primarily due to increased sales from the Acquisition partially offset by increased amortization expense and the impact of the valuation of acquired inventory.  Earnings from operations for Animal Nutrition & Health increased by $5,443 or 29.8% to $23,687, principally due to the aforementioned higher sales. Earnings from operations for the Specialty Products segment were $21,316, an increase of $1,092 or 5.4%. Industrial Products segment earnings from operations increased $631 or 4.0%; primarily due to volume increases, partially offset by reduced gross margins.

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

LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

Contractual Obligations

The Company's contractual obligations as of December 31, 2015, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$10,429	$2,279	$3,329	$1,913	$2,908
Purchase obligations (2)	22,720	22,720	-	-	-
Debt (3)	297,500	35,000	70,000	192,500	-
Total	$330,649	$59,999	$73,329	$194,413	$2,908

(1)	Principally includes obligations associated with future minimum non-cancelable operating lease obligations.

(2)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

(3)	Consists of $297,500 senior secured term loan.

The table above excludes a $6,570 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

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

Cash

Cash and cash equivalents increased to $84,795 at December 31, 2015 from $50,287 at December 31, 2014 primarily resulting from the activity detailed below. At December 31, 2015, the Company had $14,315 of cash and cash equivalents held by our foreign subsidiaries. It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments as needed and potentially invest in additional acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our operations in the U.S., we could be required to pay additional U.S. taxes to repatriate these funds. Working capital amounted to $117,709 at December 31, 2015 as compared to $85,780 at December 31, 2014, an increase of $31,929.

Operating Activities

Cash flows from operating activities provided $103,826 for 2015 compared to $85,350 for 2014.  The increase in cash flows from operating activities was primarily due to higher amortization and depreciation adjustments, stock compensation expense, and net earnings.  This was partially offset by unfavorable changes in working capital and deferred income taxes.

Investing Activities

As previously noted, on May 7, 2014, the Company acquired SensoryEffects for a purchase price of approximately $494,000, including working capital. The Company continues to invest in projects across all production facilities and capital expenditures were $41,300 and $13,199 for the year ended December 31, 2015 and 2014, respectively. In 2015 and 2014, larger capital expenditures of $11,464 and $4,833 were related to expanding of the Company’s Animal Nutrition & Health capacity in the manufacturing facility located in Verona, Missouri. Additionally, the Company invested approximately $10,425 in agglomeration production equipment during 2015.

Financing Activities

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000. The term loan and $50,000 of the revolving loan were used to fund the Acquisition of SensoryEffects and for general corporate purposes. The Company has made debt payments of $35,000 and $67,500 related to these loans during 2015 and 2014, respectively, and had $100,000 available under the revolving loan as of December 31, 2015. Additionally, on May 7, 2014, the Company made a payment of $75,550 to SensoryEffects’ lenders to pay off all SensoryEffects bank debt.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,125,923 shares have been purchased, 1,089 shares which remained in treasury at December 31, 2015. During the year ended December 31, 2015, a total of 20,692 shares have been purchased at an average cost of $58.24 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised and restricted shares purchased totaled $12,605, $9,106 and $9,082 for 2015, 2014 and 2013, respectively. Dividend payments were $9,251, $7,856 and $-0- for 2015, 2014 and 2013, respectively. $6,466, or $0.22 per share, of the 2012 dividend payments represents an accelerated dividend in 2012 that would normally have been paid in the first quarter of 2013, but was accelerated due to the anticipated increase in the federal tax on dividends paid after December 31, 2012.

Other Matters Impacting Liquidity

As previously noted, on February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion International, Inc. (Albion).  The Company made payments of approximately $116.4 million on the acquisition date, of which $65 million was funded from the revolving line of credit and remaining was funded from the Company’s existing cash balances.

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility. The amount recorded on the Company’s balance sheet as of December 31, 2015 for this obligation is $958. The postretirement plan is not funded. Historical cash payments made under such plan have typically been less than $100 per year.

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

Long-lived assets

Long-lived assets, such as property, plant, and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. For the year ended December 31, 2015, there were no triggering events which required asset impairment reviews.

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

In accordance with ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), the Company first assesses qualitative factors to determine whether it is “more likely than not” (i.e. a likelihood of more than 50%) that the fair values of our reporting units are less than their respective carrying amounts, including goodwill, as a basis for determining whether it is necessary to perform the two step goodwill impairment test.  If determined to be necessary, the two step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company has an unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test.

As of October 1, 2015, 2014 and 2013, the Company opted to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test. We assessed the fair values of our reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for our conclusions, as well as the market approach and cost approach.  Our estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal values and future economic and market conditions.  Our assessment concluded that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the reporting units was not considered impaired. The Company may resume performing the qualitative assessment in subsequent periods.

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

In accordance with ASC 715, “Compensation—Retirement Benefits,” the Company is required to recognize the over funded or underfunded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

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

New Accounting Pronouncements

See Note 1 in Notes to Consolidated Financial Statements regarding recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of December 31, 2015, the Company had borrowings of $297,500. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Balchem Corporation

We have audited the accompanying consolidated balance sheets of Balchem Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015, and the financial statement schedule of Balchem Corporation listed in the Index at Item 8.  We also have audited Balchem Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Balchem Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and schedules, and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America, and, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, Balchem Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP
New York, New York
February 29, 2016

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2015 and 2014
(Dollars in thousands, except share and per share data)

	2015	2014

Current assets:
Cash and cash equivalents	$84,795	$50,287
Accounts receivable, net of allowance for doubtful accounts of $235 and $288 at December 31, 2015 and 2014, respectively	60,485	71,982
Inventories	46,085	49,623
Prepaid expenses	3,208	4,545
Deferred income taxes	810	1,390
Other current assets	3,446	3,475
Total current assets	198,829	181,302

Property, plant and equipment, net	158,515	131,588

Goodwill	383,906	383,906
Intangible assets with finite lives, net	134,911	160,394
Other assets	5,062	4,341
Total assets	$881,223	$861,531

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$14,708	$24,352
Accrued expenses	12,829	15,614
Accrued compensation and other benefits	5,128	9,137
Dividends payable	10,727	9,251
Income taxes payable	2,728	2,168
Current portion of long-term debt	35,000	35,000
Total current liabilities	81,120	95,522

Long-term debt	262,500	297,500
Deferred income taxes	67,215	70,661
Other long-term obligations	6,683	5,950
Total liabilities	417,518	469,633

Commitments and contingencies (note 11)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 120,000,000 shares; 31,528,449 shares issued and 31,527,360 outstanding at December 31, 2015 and 30,845,586 shares issued and outstanding at December 31, 2014	2,102	2,058
Additional paid-in capital	122,594	97,289
Retained earnings	344,197	295,202
Accumulated other comprehensive (loss)/income	(5,114)	(2,651)
Treasury stock, at cost: 1,089 and 0 shares at December 31, 2015 and 2014, respectively	(74)	-
Total stockholders' equity	463,705	391,898

Total liabilities and stockholders' equity	$881,223	$861,531

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)

	2015	2014	2013

Net sales	$552,492	$541,383	$337,173

Cost of sales	384,395	397,211	239,752

Gross margin	168,097	144,172	97,421

Operating expenses:
Selling expenses	46,255	35,758	15,920
Research and development expenses	5,990	4,810	3,622
General and administrative expenses	21,896	21,461	12,277
	74,141	62,029	31,819

Earnings from operations	93,956	82,143	65,602

Other expenses (income):

Interest income	(9)	(64)	(277)
Interest expense	6,593	5,145	24
Other, net	309	10	37

Earnings before income tax expense	87,063	77,052	65,818

Income tax expense	27,341	24,226	20,944

Net earnings	$59,722	$52,826	$44,874

Basic net earnings per common share	$1.92	$1.74	$1.51

Diluted net earnings per common share	$1.89	$1.69	$1.45

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
 Consolidated Statements of Comprehensive Income
 Years Ended December 31, 2015, 2014 and 2013
 (In thousands)

	2015	2014	2013

Net earnings	$59,722	$52,826	$44,874

Other comprehensive (loss)/income, net of tax:

Net foreign currency translation adjustment	(2,615)	(2,972)	856

Net change in postretirement benefit plan, net of taxes of $72, $56, and $60 at December 31, 2015, 2014, and 2013, respectively	152	123	101

Other comprehensive (loss)/income	(2,463)	(2,849)	957

Comprehensive income	$57,259	$49,977	$45,831

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
 Consolidated Statements of Stockholders' Equity
 Years Ended December 31, 2015, 2014 and 2013
 (Dollars in thousands, except share and per share data)

	Total Stockholders'	Retained	Accumulated Other Comprehensive	Common Stock		Treasury Stock		Additional Paid-in
	Equity	Earnings	Income (Loss)	Shares	Amount	Shares	Amount	Capital

Balance - December 31, 2012	$273,012	$214,609	$(759)	29,454,171	$1,964	-	$-	$57,198

Net earnings	44,874	44,874	-	-	-	-	-	-
Other comprehensive income	957	-	957	-	-	-	-	-
Dividends ($.26 per share)	(7,856)	(7,856)	-	-	-	-	-	-
Treasury shares purchased	(1,925)	-	-	-	-	(33,566)	(1,925)	-
Shares and options issued under stock plans and an income tax benefit of $9,397
	22,296	-	-	771,592	52	33,566	1,925	20,319

Balance - December 31, 2013	331,358	251,627	198	30,225,763	2,016	-	-	77,517

Net earnings	52,826	52,826	-	-	-	-	-	-
Other comprehensive loss	(2,849)	-	(2,849)	-	-	-	-	-
Dividends ($.30 per share)	(9,251)	(9,251)	-	-	-	-	-	-
Treasury shares purchased	(1,068)	-	-	-	-	(17,497)	(1,068)	-
Shares and options issued under stock plans and an income tax benefit of $7,220
	20,882	-	-	619,823	42	17,497	1,068	19,772

Balance - December 31, 2014	391,898	295,202	(2,651)	30,845,586	2,058	-	-	97,289

Net earnings	59,722	59,722	-	-	-	-	-	-
Other comprehensive loss	(2,463)	-	(2,463)	-	-	-	-	-
Dividends ($.34 per share)	(10,727)	(10,727)	-	-	-	-	-	-
Treasury shares purchased	(1,205)	-	-	-	-	(20,692)	(1,205)	-
Shares and options issued under stock plans and an income tax benefit of $7,009	26,480	-	-	682,863	44	19,603	1,131	25,305

Balance - December 31, 2015	$463,705	$344,197	$(5,114)	31,528,449	$2,102	(1,089)	$(74)	$122,594

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Cash flows from operating activities:
Net earnings	$59,722	$52,826	$44,874

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,964	30,524	10,474
Stock compensation expense	6,829	4,557	3,817
Deferred income taxes	(2,857)	(11,259)	(315)
Provision for doubtful accounts	(53)	238	-
Foreign currency transaction loss	25	105	92
Loss on disposal of assets	301	150	-
Changes in assets and liabilities, net of acquired balances
Accounts receivable	10,809	(8,395)	2,958
Inventories	3,126	6,698	(3,942)
Prepaid expenses and other current assets	1,233	(848)	495
Accounts payable and accrued expenses	(15,718)	7,747	(2,770)
Income taxes	633	3,370	(620)
Other	(188)	(363)	629
Net cash provided by operating activities	103,826	85,350	55,692

Cash flows from investing activities:
Capital expenditures	(41,300)	(13,199)	(8,187)
Cash paid for acquisition, net of cash acquired	-	(491,057)	-
Proceeds from sale of property, plant and equipment	34	1	40
Intangible assets acquired	(1,011)	(169)	(230)
Net cash used in investing activities	(42,277)	(504,424)	(8,377)

Cash flows from financing activities:
Proceeds from long-term debt	-	350,000	-
Principal payments on long-term debt	(35,000)	(17,500)	-
Proceeds from revolving loan	-	50,000	-
Principal payments on revolving loan	-	(50,000)	-
Principal payment on acquired debt	-	(75,550)
Cash paid for financing costs	-	(2,593)	-
Repayments of short-term obligations	-	(89)	(89)
Proceeds from stock options exercised	12,605	9,106	9,082
Excess tax benefits from stock compensation	7,009	7,220	9,397
Dividends paid	(9,251)	(7,856)	-
Purchase of treasury stock	(1,205)	(1,068)	(1,925)
Net cash provided by (used in) financing activities	(25,842)	261,670	16,465

Effect of exchange rate changes on cash	(1,199)	(1,056)	230

Increase/(Decrease) in cash and cash equivalents	34,508	(158,460)	64,010

Cash and cash equivalents beginning of period	50,287	208,747	144,737
Cash and cash equivalents end of period	$84,795	$50,287	$208,747

Supplemental Cash Flow Information - see Note 15

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Balchem Corporation (including, unless the context otherwise requires, its wholly-owned subsidiaries, SensoryEffects, Inc., SensoryEffects Cereal Systems, Inc., BCP Ingredients, Inc., Aberco, Inc., Balchem BV,  Balchem Italia Srl, and Balchem LTD (“Balchem” or the “Company”)), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical and medical sterilization industries.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Retrospective Revision of Certain Prior Period Information
During the first quarter of fiscal year 2015, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed, and as a result, the Company changed its communication to external investors. Therefore, beginning in fiscal year 2015, we are reporting our financial performance based on our new segments described in Note 14 – Segment Information. We have retrospectively revised certain prior period amounts to conform to the way we internally managed and monitored segment performance during the current fiscal year. This change impacted Note 6 – Intangible Assets and Note 14 – Segment Information, with no impact on consolidated net income or cash flows.
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company has funds in its cash accounts that are with third party financial institutions, primarily in certificates of deposit and money market funds. The Company’s U.S. and Italy cash balances at these financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) and Fondo Interbancario di Tutela dei Depositi (“FITD”) insurance limits.

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

Business Concentrations

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, certificates of deposit and money market investments. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. The majority of the Company’s customers are major national or international corporations. In 2015, 2014 and 2013, no customer accounted for more than 10% of total net sales.

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

In accordance with ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”) the Company first assesses qualitative factors to determine whether it is “more likely than not” (i.e. a likelihood of more than 50%) that the fair values of our reporting units are less than their respective carrying amounts, including goodwill, as a basis for determining whether it  is necessary to perform the two step goodwill impairment test.  If determined to be necessary, the two step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company has an unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test.

As of October 1, 2015 and 2014, the Company opted to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test. We assessed the fair values of our reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for our conclusions, as well as market approaches for certain reporting units.  Our estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal values and future economic and market conditions.  Our assessment concluded that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the reporting units is not considered impaired. The Company may resume performing the qualitative assessment in subsequent periods.

The Company had goodwill in the amount of $383,906 at December 31, 2015 and 2014, subject to the provisions of ASC 350.  Goodwill is allocated to the Company’s reportable segments as follows:

	2015	2014
SensoryEffects	$363,784	$363,784
Animal Nutrition and Health	11,734	11,734
Specialty Products	7,160	7,160
Industrial Products	1,228	1,228
Total	$383,906	$383,906

The following intangible assets with finite lives are stated at cost and are amortized either on an accelerated basis or on a straight-line basis over the following estimated useful lives:

Amortization Period (in years)
Customer relationships and lists	10
Trademarks & trade names	17
Developed technology	5
Regulatory registration costs	5 - 10
Patents & trade secrets	15 - 17
Other	5 - 10

For the year ended December 31, 2015, there were no triggering events which required intangible asset impairment reviews.

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

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2015 and 2014 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio. The Company’s financial instruments also includes cash equivalents, accounts receivable, accounts payable and accrued liabilities, and are carried at cost which approximates fair value due to the short-term maturity of these instruments.

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

Net Earnings Per Common Share

Basic net earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is calculated in a manner consistent with basic net earnings per common share except that the weighted average number of common shares outstanding also includes the dilutive effect of stock options outstanding, unvested restricted stock, and unvested performance shares (using the treasury stock method).

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which addresses revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. GAAP. This standard is effective prospectively for annual and interim periods beginning after December 15, 2017. Although, early adoption is permitted, the Company has elected not to adopt early as this ASU will not have a significant impact on the Company’s consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Cost” (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This standard is effective prospectively for annual and interim periods beginning after December 15, 2015. Although, early adoption is permitted, the Company has elected not to adopt early as this ASU will not have a significant impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires inventory to be measured at the lower of cost and new realizable value. This standard is effective prospectively for annual and interim periods beginning after December 15, 2016. Although, early adoption is permitted, the Company has elected not to adopt early as this ASU will not have a significant impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This standard is effective prospectively for annual and interim periods beginning after December 15, 2015. Although, early adoption is permitted, the Company has elected not to adopt early as this ASU will not have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), to simplify the presentation of deferred income taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This standard is effective prospectively for annual and interim periods beginning after December 15, 2016. Although, early adoption is permitted, the Company has elected not to adopt early as this ASU will not have a significant impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation with no impact on net earnings or stockholders’ equity.

NOTE 2 – ACQUISITIONS

Acquisition of Albion International, Inc.

On February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion International, Inc. (Albion), a privately held manufacturer of mineral amino acid chelates, specialized mineral salts and mineral complexes, headquartered in Clearfield, Utah.  The Company made payments of approximately $116.4 million on the acquisition date, amounting to approximately $110.6 million to the former shareholders, adjustments for working capital acquired of $4.9 million, and approximately $0.9 million to Albion’s lenders to pay off all Albion bank debt.  Albion has been a world leader and innovator in the manufacture of superior organic mineral compounds for sixty years and leverages scientific expertise in the areas of human and plant nutrition.  Albion’s products are renowned in the supplement industry for technologically advanced, unparalleled bioavailability.  The acquisition of Albion continues to expand the Company’s science based human health and wellness solutions and will immediately increase our product offerings in the nutritional ingredient market.  Additionally, the Company will also benefit from a broader geographic footprint and a stronger position as a technological leader in spray-drying and ingredient delivery solutions.  Albion’s human nutrition business will become a part of the SensoryEffects reportable segment and the plant nutrition business will become a part of the Specialty Products reportable segment.

Due to the timing of the acquisition, management has not completed its initial accounting for the acquisition.  As a result, the estimated fair values of the assets acquired and liabilities assumed have not been determined; including the estimated goodwill and the related tax deductibility of the goodwill.  Additionally, the unaudited pro forma combined financial information has not been completed as the initial accounting is not complete.

Transaction related costs included in general and administrative expenses for the year ending December 31, 2015 are $324.

Acquisition of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects)

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

The goodwill of $355,391 arising from the Acquisition consists largely of expected synergies, including the combined entities experience and technical problem solving capabilities, and acquired workforce. The goodwill is assigned to the SensoryEffects segment and $20,466 is tax deductible for income tax purposes.

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

The Company is indemnified for tax liabilities prior to the Acquisition date. The indemnification asset balance increased by $716 from January 1, 2015 to December 31, 2015 to $2,638.

Transaction and integration related costs included in selling, general, and administrative expenses for the year ended December 31, 2014 were $3,652.

The following unaudited pro forma information has been prepared as if the Acquisition had occurred on January 1, 2013.

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Net Sales	Net Earnings	Net Sales	Net Earnings
SensoryEffects actual results included in the Company’s consolidated income statement	$$226,021	$16,512	$156,192	$6,632

Supplemental pro forma combined financial information	$$552,492	$59,722	$625,400	$61,730

Basic earnings per share		$1.92		$2.03
Diluted earnings per share		$1.89		$1.98

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

Additionally excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. The change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $7,009, $7,220 and $9,397 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s results for the years ended December 31, 2015, 2014 and 2013 reflected the following compensation cost as a result of adopting ASC 718 and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Years Ended December 31,
	2015	2014	2013
Cost of sales	$854	$593	$607
Operating expenses	5,975	3,964	3,210
Net earnings	(4,395)	(2,926)	(2,370)

On December 31, 2015, the Company had one share-based compensation plan, which is described below (the “1999 Stock Plan”).

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

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of December 31, 2015, the plans had 3,793,007 shares available for future awards.
The Company has Restricted Stock Purchase Agreements (the “RSP Agreements”) with its non-employee directors and certain employees of the Company to purchase the Company’s Common Stock pursuant to the Company’s 1999 Stock Plan. Under the RSP Agreements, certain shares have been purchased, ranging from 1,000 shares to 20,250 shares, of the Company’s Common Stock at purchase prices ranging from approximately $.02 per share to $.07 per share. The purchased stock is subject to a repurchase option in favor of the Company and to restrictions on transfer until it vests in accordance with the provisions of the RSP Agreements. In 2011, the Company discontinued the use of RSP Agreements and replaced them with Restricted Stock Grant Agreements for the Company’s non-employee directors and certain employees. Under the Restricted Stock Grant Agreements, certain shares of the Company’s Common Stock have been granted, ranging from 500 shares to 54,000 shares, to its non-employee directors and certain employees, subject to time-based vesting requirements.
The Company also has performance share (“PS”) awards, which provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an (1) EBITDA performance  hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and (2) relative total shareholder return (“TSR”) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents established at January 1, 2015.

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

	Years Ended December 31,
Weighted Average Assumptions:	2015	2014	2013
Expected Volatility	33.2%	33.7%	39.2%
Expected Term (in years)	5.5	5.6	5.0
Risk-Free Interest Rate	1.7%	1.8%	1.0%
Dividend Yield	0.6%	0.5%	0.5%

The value of the restricted shares is based on the fair value of the award at the date of grant.

PS expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests.  The assumptions used in the fair value determination were: risk free interest rate: 1.00%; dividend yield: 0.5%; volatility: 34% and initial TSR -6.9%. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four years for non-employee director restricted stock awards.

A summary of stock option plan activity for 2015, 2014, and 2013 for all plans is as follows:

2015	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	1,470	$27.35
Granted	209	58.34
Exercised	(627)	20.16
Forfeited	(35)	52.97
Outstanding at end of year	1,017	$37.29
Exercisable at end of year	667	$29.19

2014	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	1,893	$20.94
Granted	313	53.38
Exercised	(610)	14.92
Forfeited	(126)	56.03
Outstanding at end of year	1,470	$27.35
Exercisable at end of year	1,066	$21.52

2013	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,543	$16.87
Granted	177	38.73
Exercised	(796)	11.40
Forfeited	(31)	33.90
Outstanding at end of year	1,893	$20.94
Exercisable at end of year	1,516	$17.64

The aggregate intrinsic value for outstanding stock options was $23,927, $57,742 and $71,465 at December 31, 2015, 2014 and 2013, respectively, with a weighted average remaining contractual term of 5.8 years at December 31, 2015. Exercisable stock options at December 31, 2015 had an aggregate intrinsic value of $21,100 with a weighted average remaining contractual term of 4.4 years.

Other information pertaining to option activity during the years ended December 31, 2015, 2014 and 2013 was as follows:

	Years Ended December 31,
	2015	2014	2013
Weighted-average fair value of options granted	$18.35	$17.36	$13.07
Total intrinsic value of stock options exercised ($000s)	$24,047	$25,224	$28,776

Additional information related to stock options outstanding under all plans at December 31, 2015 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$11.87 - $22.34	254	2.9 years	$17.47	254	$17.47
29.06 - 41.67	389	5.6 years	33.43	339	32.74
46.12 - 60.01	374	7.9 years	54.78	74	53.23
	1,017	5.8 years	$37.29	667	$29.19

Non-vested restricted stock activity for the years ended December 31, 2015, 2014 and 2013 is summarized below:

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	134	$38.13
Granted	77	55.77
Vested	(61)	37.35
Forfeited	-	-
Non-vested balance as of December 31, 2015	150	$47.46

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2013	172	$33.69
Granted	33	54.86
Vested	(65)	34.19
Forfeited	(6)	45.32
Non-vested balance as of December 31, 2014	134	$38.13

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2012	258	$26.88
Granted	32	44.69
Vested	(94)	19.31
Forfeited	(24)	31.97
Non-vested balance as of December 31, 2013	172	$33.69

Non-vested performance share activity for the years ended December 31, 2015, 2014 and 2013 is summarized below:

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	-	$-
Granted	29	58.77
Vested	-	-
Forfeited	(9)	58.77
Non-vested balance as of December 31, 2015	20	$58.77

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2013	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested balance as of December 31, 2014	-	$-

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2012	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested balance as of December 31, 2013	-	$-

As of December 31, 2015, 2014 and 2013, there was $7,705, $5,981 and $5,947, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2015, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years. We estimate that share-based compensation expense for the year ended December 31, 2016 will be approximately $4,500.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,125,923 shares have been purchased, of which 1,089 and -0- remained in treasury at December 31, 2015 and 2014, respectively. During 2015, a total of 20,692 shares have been purchased at an average cost of $58.24 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 - INVENTORIES

Inventories at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Raw materials	$16,786	$19,822
Work in progress	1,807	1,989
Finished goods	27,492	27,812
Total inventories	$46,085	$49,623

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary. The reserve for inventory was $1,823 and $1,682 at December 31, 2015 and 2014, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Land	$3,247	$3,130
Building	33,051	31,030
Equipment	153,682	150,170
Construction in progress	39,525	10,969
	229,505	195,299
Less: Accumulated depreciation	70,990	63,711
Property, plant and equipment, net	$158,515	$131,588

Depreciation expense was $12,895, $10,599 and $6,498 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company had goodwill in the amount of $383,906 as of December 31, 2015 and 2014 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

As of December 31, 2015 and 2014, the Company had identifiable intangible assets as follows:

	Amortization Period (In years)	2015 Gross Carrying Amount	2015 Accumulated Amortization	2014 Gross Carrying Amount	2014 Accumulated Amortization
Customer relationships & lists	10	$167,442	$63,578	$167,442	$41,238
Trademarks & trade names	17	32,014	5,704	32,014	2,540
Developed technology	5	3,200	1,057	3,200	420
Regulatory registration costs	5-10	2,601	849	1,704	667
Patents & trade secrets	15-17	1,742	1,022	1,665	933
Other	5-10	759	637	754	587
		$207,758	$72,847	$206,779	$46,385

Amortization of identifiable intangible assets was $26,467, $19,468 and $3,976 for 2015, 2014 and 2013, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $24,380 in 2016, $20,430 in 2017, $18,175 in 2018, $16,390 in 2019 and $14,625 in 2020. At December 31, 2015 and 2014, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, “Intangibles-Goodwill and Other.” Identifiable intangible assets are reflected in the Company’s consolidated balance sheets under Intangible assets with finite lives, net. There were no changes to the useful lives of intangible assets subject to amortization in 2015 and 2014.

The Federal Insecticide, Fungicide and Rodenticide Act, (“FIFRA”), a health and safety statute, requires that certain products within our specialty products segment must be registered with the U.S. Environmental Protection Agency (“EPA”) because they are considered pesticides. Costs of such registration are included as regulatory registration costs in the table above.

NOTE 7 – LONG TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”). The term loan and $50,000 of the revolving loan were used to fund the Performance Chemicals & Ingredients Company acquisition (see Note 2) and for general corporate purposes. At December 31, 2015, the Company had a total of $297,500 of debt outstanding. The term loan is payable in quarterly installments of $8,750 commencing on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion and the revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 1.73% at December 31, 2015. The Company has $100,000 of undrawn revolving loan at December 31, 2015 that is subject to a commitment fee; which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. As previously noted, on February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion International, Inc. (Albion).  The Company made payments of approximately $116.4 million on the acquisition date, of which $65 million was funded from the revolving line of credit and remaining was funded from the Company’s existing cash balances.  The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At December 31, 2015, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the company.

The following table summarizes the future minimum debt payments as of December 31, 2015:

	2016	2017	2018	2019	2020
Current portion of long-term debt	$35,000	-	-	-	-
Long-term debt	-	$35,000	$35,000	$192,500	-
Total	$35,000	$35,000	$35,000	$192,500	$-

Costs associated with the issuance of debt instruments are capitalized and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $1,537 at December 31, 2015, of which $537 is included in other current assets and $1,000 is included in other assets. Amortization expense pertaining to these costs totaled $603 and $457 for the years ended December 31, 2015 and 2014, respectively, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

NOTE 8 - INCOME TAXES

Income tax expense consists of the following:

	2015	2014	2013
Current:
Federal	$29,638	$25,937	$18,366
Foreign	3,021	2,141	1,418
State	2,982	2,412	1,475
Deferred:
Federal	(6,815)	(5,772)	(75)
Foreign	58	85	74
State	(1,543)	(577)	(314)
Total income tax provision	$27,341	$24,226	$20,944

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

	2015	2014	2013
Income tax at Federal statutory rate	$30,471	$26,968	$23,036
State income taxes, net of Federal income taxes	556	1,182	908
Domestic production activities deduction	(2,709)	(2,567)	(1,804)
Other	(977)	(1,357)	(1,196)
Total income tax provision	$27,341	$24,226	$20,944

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets:
Inventories	$1,432	$1,774
Restricted stock and stock options	4,956	4,716
Other	807	4,019
Total deferred tax assets	7,195	10,509
Deferred tax liabilities:
Amortization	$49,726	$60,056
Depreciation	22,464	17,969
Prepaid expense	658	932
Other	752	563
Total deferred tax liabilities	73,600	79,520
Net deferred tax liability	$66,405	$69,011

There is no valuation allowance for deferred tax assets at December 31, 2015 and 2014. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset realizable, however, could change if management’s estimate of future taxable income should change.

Provisions of ASC 740-10 clarify whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term obligations on the Company’s consolidated balance sheets, is as follows:

	2015	2014	2013
Balance at beginning of period	$5,205	$3,076	2,292
Increases for tax positions of prior years	943	1,922	445
Decreases for tax positions of prior years	(120)	(417)	(166)
Increases for tax positions related to current year	542	624	505
Balance at end of period	$6,570	$5,205	3,076

All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate in such future periods.

The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $138, $37 and $130 in interest and penalties, respectively. As of December 31, 2015 and 2014, accrued interest and penalties were $2,405 and $1,643, respectively.

The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2011. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 9 - NET EARNINGS PER COMMON SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per common share:

2015	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$59,722	31,158,142	$1.92

Effect of dilutive securities – stock options and restricted stock		477,496

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$59,722	31,635,638	$1.89

2014	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$52,826	30,381,310	$1.74

Effect of dilutive securities – stock options and restricted stock		790,412

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$52,826	31,171,722	$1.69

2013	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$44,874	29,623,952	$1.51

Effect of dilutive securities – stock options and restricted stock		1,223,183

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$44,874	30,847,135	$1.45

The Company had 194,372, 56,500 and 10,000 stock options outstanding at December 31, 2015, 2014 and 2013, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of Common Stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 10 - EMPLOYEE BENEFIT PLANS

During 2014, the Company sponsored two 401(k) savings plans for eligible employees. The plans allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions. One of the plans has a discretionary profit sharing portion and the Company match is made with shares of the Company’s Common Stock. All amounts contributed to the plans are deposited into a trust fund administered by independent trustees. The plans were merged in January 2015.  The merged plan allows participants to make pretax contributions and the Company matches certain percentages of those contributions. Additionally, the plan has a discretionary profit sharing portion which is made with shares of the Company’s stock. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $1,886 and $738 in 2015, $938 and $804 in 2014, and $918 and $525 in 2013, respectively.

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

The actuarial recorded liabilities for such unfunded postretirement benefit is as follows:

Change in benefit obligation:
	2015	2014
Benefit obligation at beginning of year	$1,111	$1,152
Service cost with interest to end of year	54	57
Interest cost	36	48
Participant contributions	5	3
Benefits paid*	(6)	42
Actuarial gain	(242)	(191)
Benefit obligation at end of year	$958	$1,111

Change in plan assets:
	2015	2014
Fair value of plan assets at beginning of year	$-	$-
Employer (reimbursement)/contributions*	1	(45)
Participant contributions	5	3
Benefits paid*	(6)	42
Fair value of plan assets at end of year	$-	$-
*Stop loss reimbursement credit received in 2014.

Amounts recognized in consolidated balance sheet:
	2015		2014
Accumulated postretirement benefit obligation		$(958)		$(1,111)
Fair value of plan assets		-		-
Funded status		(958)		(1,111)
Unrecognized prior service cost		N/A		N/A
Unrecognized net (gain)/loss		N/A		N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)		$958		$1,111
Accrued postretirement benefit cost (included in other long-term obligations)	$	N/A	$	N/A

Components of net periodic benefit cost:
	2015	2014	2013
Service cost with interest to end of year	$54	$57	$67
Interest cost	36	48	42
Amortization of prior service credit	(18)	(18)	(18)
Amortization of gain	-	6	17
Total net periodic benefit cost	$72	$93	$108

Estimated future employer contributions and benefit payments are as follows:

Year
2016	$46
2017	48
2018	71
2019	86
2020	77
Years 2021-2025	335

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 7.07% in 2015 declining to 4.50% in 2038 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2015 by $93 and the net periodic postretirement benefit cost for 2015 by $15. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2015 by $82 and the net periodic postretirement benefit cost for 2015 by $12. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 3.70% in 2015 and 3.30% in 2014.

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

The Company’s participation in this plan for the annual period ended December 31, 2015 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN). The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. Finally, the period-to-period comparability of the contributions for 2015 and 2014 was affected by a 4.0% increase in the 2015 contribution rate. There have been no other significant changes that affect the comparability of 2015 and 2014 contributions. The Company does not represent more than 5% of the contributions to this pension fund.

Pension	EIN/Pension Plan	Pension Plan Protection Act Zone Status		FIP/RP Status Pending/	Contributions of Balchem Corporation			Surcharge	Expiration Date of Collective- Bargaining
Fund	Number	2015	2014	Implemented	2015	2014	2013	Imposed	Agreement
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Red as of 1/1/2015	Red as of 1/1/2014	Implemented	$515	$498	$451	No	5/31/2017

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In 2012, the Company entered into a six (6) year lease extension for approximately 20,000 square feet of office space. The office space serves as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which expire at various times through 2029. Rent expense charged to operations under such lease agreements for 2015, 2014 and 2013 aggregated approximately $2,414, $1,595 and $1,040, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at December 31, 2015 are as follows:

Year
2016	$2,279
2017	1,856
2018	1,473
2019	1,129
2020	784
Thereafter	2,908
Total minimum lease payments	$10,429

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

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2015 and December 31, 2014 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio. The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable and accrued liabilities, and are carried at cost which approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at December 31, 2015 and 2014, includes $773 and $772 in money market funds, respectively. The money market funds and certificates of deposit are valued using level one and level two inputs, respectively, as defined by ASC 820, “Fair Value Measurement.”

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income (loss) were as follows:

	Years Ended December 31,
	2015	2014	2013
Net foreign currency translation adjustment	$(2,615)	$(2,972)	$856

Net change in postretirement benefit plan (see Note 10 for further information)
Net gain arising during the period	242	191	162
Amortization of prior service credit	(18)	(18)	(18)
Amortization of gain	-	6	17
Total before tax	224	179	161
Tax	(72)	(56)	(60)
Net of tax	152	123	101

Total other comprehensive income (loss)	$(2,463)	$(2,849)	$957

Accumulated other comprehensive income/(loss) at December 31, 2015 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2014	$(2,702)	$51	$(2,651)
Other comprehensive (loss)/gain	(2,615)	152	(2,463)
Balance December 31, 2015	$(5,317)	$203	$(5,114)

NOTE 14 - SEGMENT INFORMATION

During the first quarter of fiscal year 2015, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed, and as a result, the Company changed its communication to external investors. Therefore, beginning in fiscal year 2015, we are reporting our financial performance based on our new segments; SensoryEffects, Animal Nutrition & Health, Specialty Products, and Industrial Products. We have retrospectively revised certain prior period amounts to conform to the way we internally manage and monitor segment performance during the current fiscal year. Our reportable segments are described below.

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

Industrial Products (formerly included in Animal Nutrition & Health)

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

Business Segment Net Sales:
	2015	2014	2013
SensoryEffects	$278,288	$206,101	$47,569
Animal Nutrition & Health	165,763	176,477	155,727
Specialty Products	54,236	54,053	51,086
Industrial Products	54,205	104,752	82,791
Total	$552,492	$541,383	$337,173

Business Segment Earnings Before Income Taxes:
	2015	2014	2013
SensoryEffects	$38,302	$21,260	$11,233
Animal Nutrition & Health	27,851	23,687	18,244
Specialty Products	23,995	21,316	20,224
Industrial Products	5,594	16,532	15,901
Unallocated equity compensation	(1,462)	-	-
Transaction costs, integration costs and legal settlement	(324)	(652)	-
Interest and other income, net	(6,893)	(5,091)	216
Total	$87,063	$77,052	$65,818

Unallocated equity compensation expense was related to the accelerated vesting of previously-granted unvested options to purchase Company common stock, and removal of the restrictions on previously-granted Restricted Stock.

Transaction and integration costs were primarily related to the definitive agreement to acquire Albion International, Inc. in 2015 and Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) in 2014. See Note 2.

Depreciation/Amortization:
	2015	2014	2013
SensoryEffects	$30,537	$20,873	$1,216
Animal Nutrition & Health	6,573	6,026	5,896
Specialty Products	1,225	1,385	1,431
Industrial Products	1,027	1,783	1,931
Total	$39,362	$30,067	$10,474

Business Segment Assets:
	2015	2014	2013
Sensory Effects	$642,929	$656,130	$22,343
Animal Nutrition & Health	107,459	90,650	100,531
Specialty Products	24,769	24,913	24,850
Industrial Products	16,191	32,330	16,179
Other Unallocated	89,875	57,508	212,969
Total	$881,223	$861,531	$376,872

Other unallocated assets consist of certain cash, receivables, prepaid expenses, equipment and leasehold improvements, net of accumulated depreciation, and deferred income taxes, which the Company does not allocate to its individual business segments.

Capital Expenditures:
	2015	2014	2013
SensoryEffects	$21,361	$3,475	$1,342
Animal Nutrition & Health	17,854	7,383	5,365
Specialty Products	940	896	724
Industrial Products	1,145	1,445	756
Total	$41,300	$13,199	$8,187

Geographic Revenue Information:
	2015	2014	2013
United States	$441,664	$420,324	$227,651
Foreign Countries	110,828	121,059	109,522
Total	$552,492	$541,383	$337,173

Geographic Area Data – Long-Lived Assets (excluding intangible assets):
	2015	2014	2013
North America	$148,209	$121,090	$43,078
Europe	10,306	10,498	11,838
Total	$158,515	$131,588	$54,916

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:
	2015	2014	2013
Income taxes	$19,551	$25,304	$12,096
Interest	$5,987	$4,685	$40

Non-cash financing activities:
	2015	2014	2013
Dividends payable	$10,727	$9,251	$7,856

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share data)

	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$144,862	$134,773	$140,128	$132,729	$85,995	$132,230	$160,490	$162,668
Gross profit	43,130	41,867	43,174	39,926	23,215	32,335	44,487	44,135
Earnings before income taxes	23,085	22,167	21,189	20,623	13,372	15,291	23,209	25,180
Net earnings	15,172	14,916	13,976	15,659	8,894	9,732	15,178	19,022
Basic net earnings per common share	$.49	$.48	$.45	$.50	$.30	$.32	$.50	$.62
Diluted net earnings per common share	$.48	$.47	$.44	$.49	$.29	$.31	$.49	$.61

BALCHEM CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2015, 2014 and 2013
(In thousands)

Description	Balance at Beginning of Year	Additions Charged (Credited) to Costs and Expenses	Deductions		Balance at End of Year

Year ended December 31, 2015
Allowance for doubtful accounts	$288	$(1)	$(52)	(a)	$235
Inventory reserve	1,682	369	(228)	(a)	1,823

Year ended December 31, 2014
Allowance for doubtful accounts	$115	$238	$(65)	(a)	$288
Inventory reserve	181	2,073	(572)	(a)	1,682

Year ended December 31, 2013
Allowance for doubtful accounts	$115	$-	$-		$115
Inventory reserve	236	97	(152)	(a)	181

(a)	represents write-offs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2015, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework (New Framework) to conduct an assessment of the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2015.

Attestation Report of Registered Public Accounting Firm

The independent registered public accounting firm of RSM US LLP has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance.

(a)	Directors of the Company.

The required information is to be set forth in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) under the caption “Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(b)	Executive Officers of the Company.

The required information is to be set forth in the 2016 Proxy Statement under the caption “Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance.

The required information is to be set forth in the 2016 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(d)	Code of Ethics.

The required information is to be set forth in the 2016 Proxy Statement under the caption “Code of Business Conduct and Ethics,” which information is hereby incorporated herein by reference. The

Company’s Code of Ethics for Senior Financial Officers is available on the Corporate Governance page in the Investor Relations section of the Company’s website, www.balchem.com.

(e)	Corporate Governance.

The required information is to be set forth in the 2016 Proxy Statement under the caption “Nomination of Directors,” and “Committees of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item is to be set forth in the 2016 Proxy Statement under the caption “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is to be set forth in the 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and of Management” and the caption “Equity Compensation Plan Information,” all of which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is set forth in the 2016 Proxy Statement under the caption “Related Party Transactions,” and “Director Independence,” which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in the 2016 Proxy Statement under the caption “Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is hereby incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

	Notes to Consolidated Financial Statements	35

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013	60

3.	Exhibits

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 25, 2008).

3.3	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 28, 2011).

3.4	By-laws of the Company, as amended and restated as of April 28, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated April 22, 2015).

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

10.3
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders).*

10.4
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.5
Employment Agreement, dated as of April 22, 2015, between the Company and Theodore L. Harris (incorporated by reference to Exhibit 10.1to the Company’s Quarterly Report on Form 10-Q for the For the Quarterly Period Ended June 30, 2015).*

10.6
Form of Restricted Stock Grant Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2011 10-K”)).

10.7
Stock Purchase Agreement, dated as of March 31, 2014, among Performance Chemicals & Ingredients Company (d/b/a SensoryEffects), a Delaware corporation, certain equity owners thereof, the Company and, solely for the limited purposes described therein, Highlander Partners, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K dated April 1, 2014). (Pursuant to Item 601(b)(2) of Regulation S-K, the

schedules to the Stock Purchase Agreement have been omitted and the Company agrees to furnish supplementally a copy of any such omitted schedule to the SEC upon request)

10.8
Credit Agreement dated May 7, 2014 among the Company, certain guarantors, lenders and Bank of America, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 13, 2014).

10.9
Security and Pledge Agreement dated May 7, 2014 among the Company, certain guarantors and Bank of America, N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K dated May 13, 2014).

21.	Subsidiaries of Registrant.

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2016	BALCHEM CORPORATION
By:/s/ Theodore L. Harris
Theodore L. Harris, President and
Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Theodore L. Harris
Theodore L. Harris, President and
Chief Executive Officer (Principal Executive Officer)
Date: February 29, 2016

/s/ William A. Backus
William A. Backus, Chief Financial Officer
and Treasurer (Principal Financial and Principal Accounting Officer)
Date: February 29, 2016

/s/ Dino A. Rossi
Dino A. Rossi, Chairman
Date: February 29, 2016

/s/ Paul D. Coombs
Paul D. Coombs, Director
Date: February 29, 2016

/s/ David B. Fischer
David B. Fischer, Director
Date: February 29, 2016

/s/ Edward L. McMillan
Edward L. McMillan, Director
Date: February 29, 2016

/s/ Perry W. Premdas
Perry W. Premdas, Director
Date: February 29, 2016

/s/ Dr. John Televantos
Dr. John Televantos, Director
Date: February 29, 2016

/s/ Matthew Wineinger
Matthew Wineinger, Director
Date: February 29, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 25, 2008).

3.3	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 28, 2011).

3.4	By-laws of the Company, as amended and restated as of April 28, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated April 22, 2015).

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

10.3
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders).*

10.4
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.5
Employment Agreement, dated as of April 22, 2015, between the Company and Theodore L. Harris (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the For the Quarterly Period Ended June 30, 2015)).*

10.6
Form of Restricted Stock Grant Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2011 10-K”)).

10.7
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

10.8
Credit Agreement dated May 7, 2014 among the Company, certain guarantors, lenders and Bank of America, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 13, 2014).

10.9
Security and Pledge Agreement dated May 7, 2014 among the Company, certain guarantors and Bank of America, N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K dated May 13, 2014).

21.	Subsidiaries of Registrant.

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.