Form 10-Q
period 2016-03-31
BALCHEM CORP
filed 2016-05-10
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2016

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

As of May 2, 2016 the registrant had 31,574,554 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	March 31, 2016 (unaudited)	December 31, 2015
Current assets:
Cash and cash equivalents	$39,172	$84,795
Accounts receivable, net of allowance for doubtful accounts of $285 and $235 at March 31, 2016 and December 31, 2015, respectively	69,365	60,485
Inventories	60,444	46,085
Prepaid expenses	2,979	3,208
Prepaid income taxes	1,373	-
Deferred income taxes	819	810
Other current assets	3,306	2,909
Total current assets	177,458	198,292

Property, plant and equipment, net	173,068	158,515

Goodwill	441,668	383,906
Intangible assets with finite lives, net	173,769	134,911
Other assets	4,263	4,062
Total assets	$970,226	$879,686

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$23,313	$14,708
Accrued expenses	15,523	12,829
Accrued compensation and other benefits	4,783	5,128
Dividends payable	-	10,727
Income taxes payable	-	2,728
Current portion of long-term debt	35,000	35,000
Total current liabilities	78,619	81,120

Long-term debt	252,350	260,963
Revolving loan - long-term	65,000	-
Deferred income taxes	87,067	67,215
Other long-term obligations	6,939	6,683
Total liabilities	489,975	415,981

Commitments and contingencies (note 14)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 120,000,000 shares; 31,575,778 shares issued and outstanding at March 31, 2016 and 31,528,449 shares issued and 31,527,360 shares outstanding at December 31, 2015	2,105	2,102
Additional paid-in capital	125,926	122,594
Retained earnings	356,083	344,197
Accumulated other comprehensive loss	(3,863)	(5,114)
Treasury stock, at cost: 0 and 1,089 shares at March 31, 2016 and December 31, 2015, respectively	-	(74)
Total stockholders' equity	480,251	463,705

Total liabilities and stockholders' equity	$970,226	$879,686

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Net sales	$135,141	$144,862

Cost of sales	92,317	101,732

Gross margin	42,824	43,130

Operating expenses:
Selling expenses	13,087	11,786
Research and development expenses	1,942	1,448
General and administrative expenses	7,827	4,858
	22,856	18,092

Earnings from operations	19,968	25,038

Other expenses (income):
Interest income	(3)	(2)
Interest expense	1,843	1,881
Other, net	147	74

Earnings before income tax expense	17,981	23,085

Income tax expense	6,095	7,913

Net earnings	$11,886	$15,172

Net earnings per common share - basic	$0.38	$0.49

Net earnings per common share - diluted	$0.37	$0.48

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Net earnings	$11,886	$15,172

Other comprehensive income (loss), net of tax:

Net foreign currency translation adjustment	1,255	(2,680)

Net change in postretirement benefit plan, net of taxes of $1 and $2 for the three months ended March 31, 2016 and 2015.	(4)	(3)

Other comprehensive income (loss)	1,251	(2,683)

Comprehensive income	$13,137	$12,489

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net earnings	$11,886	$15,172

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,016	10,026
Stock compensation expense	2,197	1,174
Deferred income taxes	-	4
Provision for doubtful accounts	49	(16)
Foreign currency transaction loss	50	34
Loss on disposal of assets	89	85
Changes in assets and liabilities
Accounts receivable	(1,049)	7,125
Inventories	1,257	(1,286)
Prepaid expenses and other current assets	386	1,322
Accounts payable and accrued expenses	7,065	(6,999)
Income taxes	(3,443)	(168)
Other	(180)	125
Net cash provided by operating activities	29,323	26,598

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(110,601)	-
Capital expenditures	(10,660)	(6,368)
Intangible assets acquired	(153)	(387)
Net cash used in investing activities	(121,414)	(6,755)

Cash flows from financing activities:
Proceeds from revolving loan	65,000	-
Principal payments on long-term debt	(9,634)	(8,750)
Proceeds from stock options exercised	1,345	3,175
Excess tax benefits from stock compensation	483	2,488
Dividends paid	(10,727)	(9,251)
Purchase of treasury stock	(615)	-
Net cash provided by (used in) financing activities	45,852	(12,338)

Effect of exchange rate changes on cash	616	(1,179)

(Decrease) Increase in cash and cash equivalents	(45,623)	6,326

Cash and cash equivalents beginning of period	84,795	50,287
Cash and cash equivalents end of period	$39,172	$56,613

Supplemental Cash Flow Information - see Note 11

See accompanying notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2015 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2015. References in this report to the “Company” mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including SensoryEffects, Inc., SensoryEffects Cereal Systems, Inc., Albion International, Inc., BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Italia Srl, and Balchem LTD, on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results expected for the full year or any interim period.

Beginning in fiscal year 2016, the Company has renamed its SensoryEffects segment as Human Nutrition & Health, as this segment now includes encapsulates, human choline, mineral amino acid chelates, specialized mineral salts, mineral complexes, and customized food and beverage solutions (the aforementioned three mineral product lines are contributions from the Albion International, Inc. acquisition; see Note 2). The Company believes that this segment name change provides more clarity as to the segment’s core businesses and strategies.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASU 2016-02”), which addresses the recognition of assets and liabilities that arise from all leases. The guidance requires lessees to recognize right-to-use assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance is effective January 1, 2019 and early adoption is permitted. The Company is currently evaluation the impact of the new guidance.

NOTE 2—ACQUISITION OF ALBION INTERNATIONAL, INC.

On February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion International, Inc. (“Albion” or the “Acquisition”), a privately held manufacturer of mineral amino acid chelates, specialized mineral salts and mineral complexes, headquartered in Clearfield, Utah.  The Company made payments of approximately $116.4 million on the acquisition date, amounting to approximately $110.6 million to the former shareholders, adjustments for working capital acquired of $4.9 million, and approximately $0.9 million to Albion’s lenders to pay off all Albion bank debt.  Albion has been a world leader and innovator in the manufacture of superior organic mineral compounds for sixty years and leverages scientific expertise in the areas of human and micronutrient agricultural nutrition.  Albion’s products are renowned in the supplement industry for technologically advanced, unparalleled bioavailability.  The acquisition of Albion continues to expand the Company’s science based human health and wellness solutions and will immediately increase our product offerings in the nutritional ingredient market.  Additionally, the Company will also benefit from a broader geographic footprint and a stronger position as a technological leader in spray-drying and ingredient delivery solutions.  Albion’s human nutrition business will become a part of the Human Nutrition & Health reportable segment and the micronutrient agricultural business will become a part of the Specialty Products reportable segment.

The goodwill of $57,762 arising from the Acquisition consists largely of expected synergies, including the combined entities’ experience and technical problem solving capabilities, and acquired workforce. Goodwill of $41,624 and $16,138 is assigned to the Human Nutrition & Health and Specialty Products segments, respectively, and approximately $1,600 is tax deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

Cash and cash equivalents	$4,949
Accounts receivable	7,596
Inventories	15,448
Property, plant and equipment	7,217
Customer relationships	23,010
Developed technology	9,060
Trade name	7,211
Licensing agreements	6,658
Other assets	1,202
Trade accounts payable	(1,104)
Accrued expenses	(2,763)
Bank debt	(884)
Deferred income taxes	(19,812)
Goodwill	57,762
Amount paid to shareholders	115,550
Albion bank debt paid on purchase date	884
Total amount paid on acquisition date	$116,434

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

Customer relationships are amortized over a 10-year period utilizing an accelerated method based on the estimated average customer attrition rate. Trade name, licensing agreements, and developed technology are amortized over 17 years, 8 years, and 5 years, respectively, utilizing the straight-line method as the consumption pattern of the related economic benefits cannot be reliably determined.

The Company is indemnified for tax liabilities prior to the Acquisition date. At this time, an indemnification asset balance has not been established.

Transaction and integration related costs included in selling, and general and administrative expenses for the three months ended March 31, 2016 are $1,161.

The following unaudited pro forma information has been prepared as if the Acquisition had occurred on January 1, 2015.

	Three Months Ended March 31,

	Net Sales	Net Earnings
2016 Albion actual results included in the Company’s consolidated income statement from February 1, 2016 through March 31, 2016	$10,611	$(520)

2016 Supplemental pro forma combined financial information	$139,721	$14,532

Basic earnings per share		$0.46
Diluted earnings per share		$0.46

2015 Albion actual results included in the Company’s consolidated income statement	$-	$-

2015 Supplemental pro forma combined financial information	$159,348	$16,179

Basic earnings per share		$0.52
Diluted earnings per share		$0.51

2016 supplemental pro forma earnings for the three months ended March 31, 2016 exclude $25,873 of acquisition-related costs incurred and $2,411 of non-recurring expenses related to the fair value adjustment to acquisition-date inventory. The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the Albion acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three months ended March 31, 2016 and 2015 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended March 31,
	2016	2015
Cost of sales	$260	$212
Operating expenses	1,937	962
Net earnings	(1,393)	(760)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2016, the plans had 3,420,241 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2016 and 2015 is summarized below:

For the three months ended March 31, 2016	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2015	1,017	$37.29	$23,927
Granted	333	60.71
Exercised	(39)	34.11
Forfeited	-	-
Outstanding as of March 31, 2016	1,311	$43.36	$24,481	6.7
Exercisable as of March 31, 2016	781	$32.98	$22,692	4.9

For the three months ended March 31, 2015	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2014	1,470	$27.35	$57,742
Granted	197	58.52
Exercised	(192)	16.52
Forfeited	(1)	45.08
Outstanding as of March 31, 2015	1,474	$32.93	$33,736	6.2
Exercisable as of March 31, 2015	1,040	$24.75	$31,849	4.9

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.6%; expected volatilities of 34% and 33%; risk-free interest rates of 1.2% and 1.8%; and expected lives of 5.0 and 5.5 years, in each case for the three months ended March 31, 2016 and 2015, respectively.

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

Other information pertaining to option activity during the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Weighted-average fair value of options granted	$18.46	$18.42
Total intrinsic value of stock options exercised ($000s)	$1,015	$8,039

Non-vested restricted stock activity for the three months ended March 31, 2016 and 2015 is summarized below:

Three months ended March 31, 2016	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	150	$47.46
Granted	18	60.85
Vested	(25)	29.06
Forfeited	-	-
Non-vested balance as of March 31, 2016	143	$52.41

Three months ended March 31, 2015	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	134	$38.13
Granted	19	58.52
Vested	(10)	14.37
Forfeited	-	-
Non-vested balance as of March 31, 2015	143	$42.53

Non-vested performance share activity for the three months ended March 31, 2016 and 2015 is summarized below:

Three months ended March 31, 2016	Shares (000s)	Weighted Average Grant Date Fair V alue
Non-vested balance as of December 31, 2015	20	$58.77
Granted	21	63.15
Vested	-	-
Forfeited	-	-
Non-vested balance as of March 31, 2016	41	$61.03

Three months ended March 31, 2015	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	-	$-
Granted	24	58.78
Vested	-	-
Forfeited	-	-
Non-vested balance as of March 31, 2015	24	$58.78

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an (1) EBITDA performance  hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and (2) relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 0.88% and 1.00%; dividend yields of 0.6% and 0.5%; volatilities of 32% and 34%; and initial TSR’s of -6.6% and -6.9%, in each case for the three months ended March 31, 2016 and 2015, respectively. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of March 31, 2016 and 2015, there was $14,017 and $10,622, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2016, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2016 will be approximately $7,400.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,135,650 shares have been purchased, of which no shares remained in treasury at March 31, 2016. During the three months ended March 31, 2016, a total of 9,727 shares have been purchased at an average cost of $63.27 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES

Inventories at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials	$19,242	$16,786
Work in progress	2,752	1,807
Finished goods	38,450	27,492
Total inventories	$60,444	$46,085

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
Land	$4,110	$3,247
Building	40,146	33,051
Equipment	173,117	153,682
Construction in progress	30,404	39,525
	247,777	229,505
Less: accumulated depreciation	74,709	70,990
Property, plant and equipment, net	$173,068	$158,515

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $441,668 and $383,906 as of March 31, 2016 and December 31, 2015, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

	March 31, 2016	December 31, 2015
Human Nutrition & Health	$405,408	$363,784
Animal Nutrition & Health	11,734	11,734
Specialty Products	23,298	7,160
Industrial Products	1,228	1,228
Total	$441,668	$383,906

Identifiable intangible assets with finite lives at March 31, 2016 and December 31, 2015 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 3/31/16	Accumulated Amortization at 3/31/16	Gross Carrying Amount at 12/31/15	Accumulated Amortization at 12/31/15
Customer relationships & lists	10	$190,452	$69,252	$167,442	$63,578
Trademarks & trade names	17	39,228	6,569	32,014	5,704
Developed technology	5	12,260	1,519	3,200	1,057
Other	5-17	11,920	2,751	5,102	2,508
		$253,860	$80,091	$207,758	$72,847

Amortization of identifiable intangible assets was approximately $7,245 for the three months ended March 31, 2016. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2016 is $23,175, approximately $26,720 for 2017, $24,135 for 2018, $22,050 for 2019, $20,020 for 2020 and $16,812 for 2021. At March 31, 2016, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2016.

NOTE 7 – LONG-TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”). On February 1, 2016, $65,000 of the revolving loan was used to fund the Albion International, Inc. acquisition (see Note 2). At March 31, 2016, the Company had a total of $353,750 of debt outstanding. The term loan is payable in quarterly installments of $8,750 commencing on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion and the revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 1.93% at March 31, 2016. The Company has $35,000 of undrawn revolving loan at March 31, 2016 that is subject to a commitment fee, which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At March 31, 2016, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the company.

The following table summarizes the future minimum debt payments:

Year	Term loan	Revolving loan	Total
April 1, 2016 to December 31, 2016	$26,250	$-	$26,250
2017	35,000	-	35,000
2018	35,000	-	35,000
2019	192,500	65,000	257,500
Future principle payments	288,750	65,000	353,750
Less unamortized debt financing costs	1,400	-	1,400
Less current portion of long-term debt	35,000	-	35,000
Total long-term debt	$252,350	$65,000	$317,350

Costs associated with the issuance of debt instruments are capitalized and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $1,400 at March 31, 2016 and are shown net against outstanding principle, as required by ASU 2015-03, on the accompanying balance sheet. Amortization expense pertaining to these costs totaled $137 and $157 for the three months ended March 31, 2016 and 2015, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

NOTE 8 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended March 31, 2016	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$11,886	31,406,792	$.38

Effect of dilutive securities – stock options and restricted stock		410,256

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$11,886	31,817,048	$.37

Three months ended March 31, 2015	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$15,172	30,842,208	$.49

Effect of dilutive securities – stock options and restricted stock		616,096

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$15,172	31,458,304	$.48

The Company had stock options covering 208,872 and 399,868 shares at March 31, 2016 and 2015, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 9 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2016, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2011. During the three months ended March 31, 2016 and 2015, the increase in the amount of unrecognized tax benefits was primarily related to the acquisition of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects). The acquisition resulted in an assumed liability for unrecognized tax benefits based on an estimated fair value of $2,300. The Company is indemnified for this liability, and as such, has recognized a corresponding indemnification asset of $2,300. As of March 31, 2016 and December 31, 2015, the Company had approximately $6,525 and $6,570, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2016 and December 31, 2015 was approximately $2,430 and $2,405, respectively, and is included in other long-term obligations.

NOTE 10 – SEGMENT INFORMATION

Human Nutrition & Health (formerly SensoryEffects)

Our Human Nutrition & Health segment supplies ingredients in the food and beverage industry, providing customized solutions in powder, solid and liquid flavor delivery systems, spray dried emulsified powder systems, and cereal systems.  Our products include creamer systems, dairy replacers, powdered fats, nutritional beverage bases, beverages, juice & dairy bases, chocolate systems, ice cream bases & variegates, ready-to-eat cereals, grain based snacks, and cereal based ingredients. Additionally, we provide microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also produce and market human grade choline nutrients and mineral amino acid chelated products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Our mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Science and patented technology have been combined to create an organic molecule in a form the body can readily assimilate.

Animal Nutrition & Health

Our Animal Nutrition & Health (“ANH”) segment provides nutritional products derived from our microencapsulation and chelation technologies in addition to basic choline chloride. For ruminant animals, our microencapsulated products boost health and milk production, delivering nutrient supplements that are biologically available, providing required nutritional levels. Our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for monogastric animal health, predominantly to the poultry, pet and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry, and fatty liver, kidney necrosis and general poor health condition in swine.

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

Our micronutrient agricultural nutrition business sells chelated minerals primarily into high value crops.  We have a unique and patented two-step approach to solving mineral deficiency in plants to optimize health, yield and shelf-life.  First, we determine optimal mineral balance for plant health. We then have a foliar applied Metalosate product range, utilizing patented amino acid chelate technology. Our products quickly and efficiently deliver mineral nutrients. As a result, the farmer/grower gets healthier crops that are more resistant to disease and pests, larger yields and healthier food for the consumer with extended shelf life for produce being shipped long distances.

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

Business Segment Assets:
	March 31, 2016	December 31, 2015
Human Nutrition & Health	$734,390	$642,929
Animal Nutrition & Health	113,933	107,459
Specialty Products	69,139	24,769
Industrial Products	9,531	16,191
Other Unallocated	43,233	88,338
Total	$970,226	$879,686

Depreciation/Amortization:
	Three Months Ended March 31,
	2016	2015
Human Nutrition & Health	$8,081	$7,639
Animal Nutrition & Health	1,806	1,546
Specialty Products	822	341
Industrial Products	171	343
Total	$10,880	$9,869

Capital Expenditures:
	Three Months Ended March 31,
	2016	2015
Human Nutrition & Health	$7,933	$2,626
Animal Nutrition & Health	2,418	3,260
Specialty Products	129	211
Industrial Products	180	271
Total	$10,660	$6,368

Business Segment Net Sales:
	Three Months Ended March 31,
	2016	2015
Human Nutrition & Health	$71,555	$67,757
Animal Nutrition & Health	39,232	42,706
Specialty Products	17,117	13,579
Industrial Products	7,237	20,820
Total	$135,141	$144,862

Business Segment Earnings Before Income Taxes:
	Three Months Ended March 31,
	2016	2015
Human Nutrition & Health	$8,372	$7,706
Animal Nutrition & Health	6,535	8,510
Specialty Products	5,288	5,701
Industrial Products	234	3,121
Transaction costs, integration costs, and legal settlement	(461)	-
Interest and other expense	(1,987)	(1,953)
Total	$17,981	$23,085

Transaction and integration costs were primarily related to the definitive agreement to acquire Albion International, Inc.; see Note 2.

The following table summarizes domestic (U.S.) and foreign sales for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Domestic	$104,171	$121,776
Foreign	30,970	23,086
Total	$135,141	$144,862

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2016 and 2015 for income taxes and interest is as follows:

	Three Months Ended March 31,
	2016	2015
Income taxes	$9,258	$5,527
Interest	$1,699	$1,723

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2016	2015
Net foreign currency translation adjustment	$1,255	$(2,680)
Net change in postretirement benefit plan (see Note 13 for further information)
Amortization of prior service credit	(2)	(5)
Amortization of loss	(3)	-
Total before tax	(5)	(5)
Tax	1	2
Net of tax	(4)	(3)

Total other comprehensive income (loss)	$1,251	$(2,683)

Accumulated other comprehensive loss at March 31, 2016 and December 31, 2015 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2015	$(5,317)	$203	$(5,114)
Other comprehensive income/(loss)	1,255	(4)	1,251
Balance March 31, 2016	$(4,062)	$199	$(3,863)

NOTE 13 – EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit costs for such retirement medical plan were as follows:

	Three Months Ended March 31,
	2016	2015
Service cost	$10	$13
Interest cost	9	9
Amortization of prior service credit	(2)	(5)
Amortization of gain	(3)	-
Net periodic benefit cost	$14	$17

The amount recorded for this obligation on the Company’s balance sheet as of March 31, 2016 and December 31, 2015 is $974 and $958, respectively, and is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Rent expense charged to operations under lease agreements for the three months ended March 31, 2016 and 2015 aggregated approximately $729 and $547, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at March 31, 2016 are as follows:

Year
April 1, 2016 to December 31, 2016	$2,119
2017	2,404
2018	2,031
2019	1,765
2020	1,360
2021	1,211
Thereafter	8,274
Total minimum lease payments	$19,164

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

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2016 and December 31, 2015 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at March 31, 2016 and December 31, 2015 includes $773 and $773 in money market funds and $762 and $0 in certificates of deposit, respectively. The money market funds and certificates of deposit are valued using level one and level two inputs, respectively, as defined by ASC 820, “Fair Value Measurement.”

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

Overview

We develop, manufacture, distribute and market specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health, plant, industrial and medical device sterilization industries.

Beginning in fiscal year 2016, the Company has renamed its SensoryEffects segment as Human Nutrition & Health, as this segment now includes encapsulates, human choline, mineral amino acid chelates, specialized mineral salts, mineral complexes, and customized food and beverage solutions (the aforementioned three mineral product lines are contributions from the Albion International, Inc. acquisition). The Company believes that this segment name change provides more clarity as to the segment’s core businesses and strategies.

Acquisition of Albion International, Inc.

On February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion International, Inc. (Albion), a privately held manufacturer of mineral amino acid chelates, specialized mineral salts and mineral complexes, headquartered in Clearfield, Utah.  The Company made payments of approximately $116.4 million on the acquisition date, amounting to approximately $110.6 million to the former shareholders, adjustments for working capital acquired of $4.9 million, and approximately $0.9 million to Albion’s lenders to pay off all Albion bank debt. The Company funded $65 million from the revolving line of credit and the remaining was funded from the Company’s existing cash balances. Albion has been a world leader and innovator in the manufacture of superior organic mineral compounds for sixty years and leverages scientific expertise in the areas of human and micronutrient agricultural nutrition.  Albion’s products are renowned in the supplement industry for technologically advanced, unparalleled bioavailability.  The acquisition of Albion continues to expand the Company’s science based human health and wellness solutions and will immediately increase our product offerings in the nutritional ingredient market.  Additionally, the Company will also benefit from a broader geographic footprint and a stronger position as a technological leader in spray-drying and ingredient delivery solutions.  Albion’s human nutrition business will become a part of the Human Nutrition & Health reportable segment and the micronutrient agricultural nutrition business will become a part of the Specialty Products reportable segment.

Human Nutrition & Health (formerly SensoryEffects)

Our Human Nutrition & Health segment supplies ingredients in the food and beverage industry; providing customized solutions in powder, solid and liquid flavor delivery systems, spray dried emulsified powder systems, and cereal systems.  Our products include creamer systems, dairy replacers, powdered fats, nutritional beverage bases, beverages, juice & dairy bases, chocolate systems, ice cream bases & variegates, ready-to-eat cereals, grain based snacks, and cereal based ingredients. Additionally, we provide microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also produce and market human grade choline nutrients and mineral amino acid chelated products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Our  mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Science and patented technology have been combined to create an organic molecule in a form the body can readily assimilate.

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

Our plant nutrition business sells chelated minerals primarily into high value crops.  We have a unique and patented two-step approach to solving mineral deficiency in plants to optimize health, yield and shelf-life.  First, we determine optimal mineral balance for plant health. We then have a foliar applied Metalosate product range, utilizing patented amino acid chelate technology. Our products quickly and efficiently deliver mineral nutrients. As a result, the farmer/grower gets healthier crops that are more resistant to disease and pests, larger yields and healthier food for the consumer with extended shelf life for produce being shipped long distances.

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

The following tables summarize consolidated business segment net sales and earnings from operations for the three months ended March 31, 2016 and 2015:

Business Segment Net Sales:

	Three Months Ended March 31,
	2016	2015
Human Nutrition & Health	$71,555	$67,757
Animal Nutrition & Health	39,232	42,706
Specialty Products	17,117	13,579
Industrial Products	7,237	20,820
Total	$135,141	$144,862

Business Segment Earnings From Operations:

	Three Months Ended March 31,
	2016	2015
Human Nutrition & Health	$8,372	$7,706
Animal Nutrition & Health	6,535	8,510
Specialty Products	5,288	5,701
Industrial Products	234	3,121
Transaction costs, integration costs and legal settlement	(461)	-
Total	$19,968	$25,038

RESULTS OF OPERATIONS

Three months ended March 31, 2016 compared to three months ended March 31, 2015.

Net Sales

Net sales for the three months ended March 31, 2016 were $135,141, as compared with $144,862 for the three months ended March 31, 2015, a decrease of $9,721 or 6.7%.  Net sales for the Human Nutrition & Health segment were $71,555 for the three months ended March 31, 2016, compared with $67,757 for the three months ended March 31, 2015, an increase of $3,798 or 5.6%.  The sales from the recently acquired Albion business contributed $7,094 to the overall increase. This increase was partially offset by Powder & Flavor Systems’ sales decline of $3,528 or 7.7% due to lower volume and average selling prices, when compared to the three months ended March 31, 2015.  Net sales for the Animal Nutrition & Health segment were $39,232 for the three months ended March 31, 2016, as compared with $42,706 for the three months ended March 31, 2015, a decrease of $3,474 or 8.1%.  Sales of products targeted for ruminant animal feed markets decreased by $1,606 or 11.4% from the prior year comparable period.  The decline was primarily the result of lower sales volumes of Aminoshure® and NitroshureTM products due to weaker dairy economics, particularly in international markets as well as increased competition, partially offset by increased sales of Reashure®.  Global feed grade choline product sales declined by $2,012 or 7.5% primarily due to lower average selling prices, partially offset by higher volumes. Net sales for the Specialty Products segment were $17,117 for the three months ended March 31, 2016, as compared with $13,579 for the three months ended March 31, 2015, an increase of $3,538 or 26.1%. The sales from the recently acquired Albion business contributed $3,523 to the overall increase. Net sales for the Industrial Products segment were $7,237 for the three months ended March 31, 2016 as compared to $20,820 for the three months ended March 31, 2015, a decrease of $13,583 or 65.2%.  The decrease is principally due to volume decreases experienced in various choline and choline derivatives used in shale fracking applications, consistent with the end market activity decline.

Gross Margin

For the three months ended March 31, 2016, gross margin decreased to $42,824 compared to $43,130 for the three months ended March 31, 2015.  Gross margin as a percentage of sales for the three months ended March 31, 2016 increased to 31.7% from 29.8% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment increased 2.5% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to improved product mix and lower raw material costs. The acquired product lines within the Human Nutrition & Health segment carry a higher gross margin but were partially offset by the valuation of acquired inventory to fair value, which increased cost of goods sold by $1,511. Gross margin percentage decreased for Animal Nutrition & Health by 1.7% primarily due to product mix, partially offset by raw material cost decreases.  Gross margin percentage for the Specialty Products segment decreased by 3.4% compared to the three month period ended March 31, 2015 due to the valuation of acquired inventory to fair value, which increased cost of goods sold by $900. Industrial Products gross margin percentage declined by 8.0% from the prior year comparative period, primarily due to lower volume resulting in manufacturing inefficiencies and lower average selling prices.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $22,856 or 16.9% of net sales as compared to $18,092 or 12.5% of net sales for the three months ended March 31, 2015.  The increase was primarily due to Albion’s operating expenses and transaction and integration costs of $1,161, partially offset by a favorable legal settlement.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended March 31, 2016 were $19,968 as compared to $25,038 for the three months ended March 31, 2015, a decrease of $5,070 or 20.2%.  Earnings from operations as a percentage of sales (“operating margin”) for the three months ended March 31, 2016 were 14.8%, decreasing from 17.3% for the three months ended March 31, 2015, primarily due to the aforementioned impact of the valuation of the acquired inventory, transaction and integration expenses and volume decrease experienced in the Industrial Products segment for various choline and choline derivatives used in shale fracking applications. These were partially offset by a favorable legal settlement, favorable product mix, and lower raw material costs.  Excluding the impact of amortization expenses, valuation of the acquired inventory, transaction and integration costs and the favorable legal settlement, the earnings from operations were $30,081, or 22.3% of sales, for the three months ended March 31, 2016 and $28,162, or 21.2%, of sales for the three months ended March 31, 2015. Earnings from the Human Nutrition & Health segment were $8,372, an increase of $667 or 8.7%, primarily due to improved product mix and reduced raw material costs. Animal Nutrition & Health segment earnings from operations were $6,535, a decrease of $1,975 or 23.2%, primarily the result of lower sales and unfavorable product mix, partially offset by raw material cost decreases. Earnings from operations from the Specialty Products segment were $5,288, a decrease of $413, or 7.24%, primarily the result of the aforementioned impact of the valuation of acquired inventory. Earnings from operations from the Industrial Products segment of $234 for the quarter ended March 31, 2016 declined $2,887 compared to the quarter ended March 31, 2015, primarily due to volume decreases.

Other Expenses (Income)

Interest expense for the three months ended March 31, 2016 and 2015 was $1,843 and $1,881, respectively, and is primarily related to the loans entered into on May 7, 2014.  Other expense was $147 for the three months ended March 31, 2016 and $74 for the three months ended March 31, 2015, respectively.

Income Tax Expense

The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was 33.9% and 34.3%, respectively.

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended March 31, 2016 were $11,886 as compared with $15,172 for the three months ended March 31, 2015, a decrease of $3,286 or 21.66%.

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

The Company's contractual obligations as of March 31, 2016, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$19,164	$2,720	$4,276	$2,986	$9,182
Purchase obligations (2)	10,520	10,520	-	-	-
Debt (3)	353,750	35,000	70,000	248,750	-
Total	$383,434	$48,240	$74,276	$251,736	$9,182

(1)	Principally includes obligations associated with future minimum non-cancelable operating lease obligations.

(2)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

(3)	Consists of $288,750 senior secured term loan and $65,000 revolving loan.

The table above excludes a $5,417 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

During the three months ended March 31, 2016, other than the long-term debt and other obligations related to the acquisition of Albion International, Inc., there were no other material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents decreased to $39,172 at March 31, 2016 from $84,795 at December 31, 2015 primarily resulting from the acquisition of Albion.  At March 31, 2016, the Company had $16,295 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our U.S. operations, we could be required to pay additional U.S. taxes to repatriate these funds.  Working capital was $98,839 at March 31, 2016 as compared to $117,172 at December 31, 2015, a decrease of $18,333.

Operating Activities

Cash flows from operating activities provided $29,323 for the three months ended March 31, 2016 as compared to $26,598 for the three months ended March 31, 2015.  The increase in cash flows from operating activities was primarily due to increases in accounts payable and accrued expenses balances and higher amortization and depreciation expense adjustments.

Investing Activities

As previously noted, on February 1, 2016 the Company acquired Albion for a purchase price of approximately $111,500, amounting to approximately $110,600 to the former shareholders, including adjustments for working capital acquired, and approximately $900 to Albion’s lenders to pay off all of Albion’s bank debt. The Company continues to invest in projects across all production facilities and capital expenditures were $10,660 for the three months ended March 31, 2016. The Company spent approximately $6,085 towards its agglomeration production equipment initiative. In addition, capital expenditures of approximately $1,215 were related to expanding the Company’s Animal, Nutrition & Health capacity in our manufacturing facility located in Verona, Missouri.

Financing Activities

As previously noted, the Company borrowed $65,000 from the available revolving loan to finance the acquisition of Albion International, Inc. The Company made debt payments of $8,750 during 2016 related to the senior secured term loan and has $35,000 available under a revolving loan agreement.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,135,650 shares have been purchased, none of which remained in treasury at March 31, 2016.   The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $1,345 and $3,175 for the three months ended March 31, 2016 and 2015, respectively.  Dividend payments were $10,727 and $9,251 for the three months ended March 31, 2016 and 2015, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.  The liability recorded in other long-term liabilities on the consolidated balance sheet as of March 31, 2016 is $974 and the plan is not funded.  Historical cash payments made under the plan have typically been less than $100 per year.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2015 Annual Report on Form 10-K, during the three months ended March 31, 2015.

Related Party Transactions

The Company was not engaged in related party transactions during the three months ended March 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of March 31, 2016, the Company’s borrowings were under a bank term loan and revolving loan bearing interest at LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at March 31, 2016, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $3,538. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

(b) Changes in Internal Controls

During the most recent fiscal quarter, except with respect to the Albion International, Inc. acquisition described below, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On February 1, 2016, we completed the acquisition of Albion International, Inc. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information. We are integrating Albion into our internal control over financial reporting process and expect to include the business in our assessment of internal control over financial reporting as of December 31, 2016.  Total assets of the Albion International, Inc. business represented approximately 14% of our consolidated total assets as of March 31, 2016, and net sales related to the Albion International, Inc. business represented approximately 8% of our consolidated net sales for the three months ended March 31, 2016.

Part II.	Other Information

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date: May 10, 2016

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