Form 10-Q
period 2016-06-30
BALCHEM CORP
filed 2016-08-05
CIK 9326

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of July 29, 2016 the registrant had 31,626,497 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	June 30, 2016 (unaudited)	December 31, 2015
Current assets:
Cash and cash equivalents	$33,421	$84,795
Accounts receivable, net of allowance for doubtful accounts of $384 and $235 at June 30, 2016 and December 31, 2015, respectively	67,072	60,485
Inventories	57,839	46,085
Prepaid expenses	4,232	3,208
Prepaid income taxes	4,530	-
Deferred income taxes	811	810
Other current assets	1,100	2,909
Total current assets	169,005	198,292

Property, plant and equipment, net	172,793	158,515

Goodwill	445,390	383,906
Intangible assets with finite lives, net	162,752	134,911
Other assets	4,352	4,062
Total assets	$954,292	$879,686

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$18,163	$14,708
Accrued expenses	16,082	12,829
Accrued compensation and other benefits	5,724	5,128
Dividends payable	-	10,727
Income taxes payable	-	2,728
Current portion of long-term debt	35,000	35,000
Total current liabilities	74,969	81,120

Long-term debt	243,732	260,963
Revolving loan - long-term	45,000	-
Deferred income taxes	87,259	67,215
Other long-term obligations	7,178	6,683
Total liabilities	458,138	415,981

Commitments and contingencies (note 14)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 120,000,000 shares; 31,609,197 shares issued and outstanding at June 30, 2016 and 31,528,449 shares issued and 31,527,360 shares outstanding at December 31, 2015	2,108	2,102
Additional paid-in capital	128,809	122,594
Retained earnings	370,233	344,197
Accumulated other comprehensive loss	(4,996)	(5,114)
Treasury stock, at cost: 0 and 1,089 shares at June 30, 2016 and December 31, 2015, respectively	-	(74)
Total stockholders' equity	496,154	463,705

Total liabilities and stockholders' equity	$954,292	$879,686

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$138,794	$134,773	$273,935	$279,635

Cost of sales	92,345	92,906	184,662	194,638

Gross margin	46,449	41,867	89,273	84,997

Operating expenses:
Selling expenses	14,494	11,367	27,581	23,153
Research and development expenses	1,920	1,492	3,862	2,940
General and administrative expenses	6,702	5,234	14,529	10,092
	23,116	18,093	45,972	36,185

Earnings from operations	23,333	23,774	43,301	48,812

Other expenses (income):
Interest income	(2)	(3)	(5)	(5)
Interest expense	1,905	1,594	3,748	3,475
Other, net	47	16	194	90

Earnings before income tax expense	21,383	22,167	39,364	45,252

Income tax expense	7,233	7,251	13,328	15,164

Net earnings	$14,150	$14,916	$26,036	$30,088

Net earnings per common share - basic	$0.45	$0.48	$0.83	$0.97

Net earnings per common share - diluted	$0.44	$0.47	$0.82	$0.95

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net earnings	$14,150	$14,916	$26,036	$30,088

Other comprehensive income (loss), net of tax:

Net foreign currency translation adjustment	(707)	550	548	(2,130)

Net change in postretirement benefit plan, net of taxes of $(6) and $2 for the three months ended June 30, 2016 and 2015, and $(5) and $3 for the six months ended June 30, 2016 and 2015.	(426)	(3)	(430)	(6)

Other comprehensive income (loss)	(1,133)	547	118	(2,136)

Comprehensive income	$13,017	$15,463	$26,154	$27,952

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net earnings	$26,036	$30,088

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,666	19,891
Stock compensation expense	3,949	2,684
Deferred income taxes	217	55
Provision for doubtful accounts	123	(106)
Foreign currency transaction loss	15	60
Loss on disposal of assets	88	106
Changes in assets and liabilities
Accounts receivable	1,056	7,962
Inventories	3,992	1,378
Prepaid expenses and other current assets	1,295	1,396
Accounts payable and accrued expenses	3,627	(9,786)
Income taxes	(6,573)	(4,046)
Other	(533)	184
Net cash provided by operating activities	55,958	49,866

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(110,601)	-
Capital expenditures	(14,736)	(15,299)
Intangible assets acquired	(586)	(617)
Net cash used in investing activities	(125,923)	(15,916)

Cash flows from financing activities:
Proceeds from revolving loan	65,000	-
Principal payments on revolving loan	(20,000)	-
Principal payments on long-term debt	(17,500)	(17,500)
Principal payment on acquired debt	(884)	-
Proceeds from stock options exercised	3,032	9,920
Excess tax benefits from stock compensation	792	5,785
Dividends paid	(10,727)	(9,251)
Purchase of treasury stock	(1,478)	(21)
Net cash provided by (used in) financing activities	18,235	(11,067)

Effect of exchange rate changes on cash	356	(927)

(Decrease) Increase in cash and cash equivalents	(51,374)	21,956

Cash and cash equivalents beginning of period	84,795	50,287
Cash and cash equivalents end of period	$33,421	$72,243

Supplemental Cash Flow Information - see Note 12

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results expected for the full year or any interim period.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASU 2016-02”), which addresses the recognition of assets and liabilities that arise from all leases. The guidance requires lessees to recognize right-to-use assets and lease liabilities for most leases in the Consolidated Balance Sheets. The guidance is effective January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance.

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

The goodwill of $61,484 arising from the Acquisition consists largely of expected synergies, including the combined entities’ experience and technical problem solving capabilities, and acquired workforce. Goodwill of $43,980 and $17,504 is assigned to the Human Nutrition & Health and Specialty Products segments, respectively, and approximately $1,600 is tax deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

Cash and cash equivalents	$4,949
Accounts receivable	7,671
Inventories	15,672
Property, plant and equipment	7,217
Customer relationships	18,652
Developed technology	9,060
Trade name	7,576
Licensing agreements	6,658
Other assets	1,200
Trade accounts payable	(1,104)
Accrued expenses	(2,789)
Bank debt	(884)
Deferred income taxes	(19,812)
Goodwill	61,484
Amount paid to shareholders	115,550
Albion bank debt paid on purchase date	884
Total amount paid on acquisition date	$116,434

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

The Company is indemnified for tax liabilities prior to the Acquisition date. Indemnified tax liabilities will create an indemnification asset (receivable). At this time, an indemnification asset (receivable) balance has not been established.

Transaction and integration related costs included in selling, and general and administrative expenses for the six months ended June 30, 2016 are $1,430.

The following unaudited pro forma information has been prepared as if the Acquisition had occurred on January 1, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,

	Net Sales	Net Earnings	Net Sales	Net Earnings
2016 Albion actual results included in the Company’s consolidated income statement from February 1, 2016 through June 30, 2016	$15,488	$682	$26,099	$162

2016 Supplemental pro forma combined financial information	$138,794	$16,103	$278,515	$30,635

Basic earnings per share		$0.51		$0.97
Diluted earnings per share		$0.51		$0.96

2015 Albion actual results included in the Company’s consolidated income statement	$-	$-	$-	$-

2015 Supplemental pro forma combined financial information	$150,625	$14,780	$309,973	$30,960

Basic earnings per share		$0.48		$1.00
Diluted earnings per share		$0.47		$0.98

2016 supplemental pro forma earnings for the six months ended June 30, 2016 exclude $26,141 of acquisition-related costs incurred and $5,046 of non-recurring expenses related to the fair value adjustment to acquisition-date inventory. The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the Albion acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three and six months ended June 30, 2016 and 2015 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended June 30,
	2016	2015
Cost of sales	$260	$214
Operating expenses	1,494	1,298
Net earnings	(1,080)	(982)

	Increase/(Decrease) for the Six Months Ended June 30,
	2016	2015
Cost of sales	$520	$426
Operating expenses	3,431	2,260
Net earnings	(2,473)	(1,743)

As required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2016, the plans had 3,419,191 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2016 and 2015 is summarized below:

For the six months ended June 30, 2016	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2015	1,017	$37.29	$23,927
Granted	338	60.78
Exercised	(86)	34.93
Forfeited	-	-
Outstanding as of June 30, 2016	1,269	$43.71	$20,626	6.6
Exercisable as of June 30, 2016	742	$33.03	$19,769	4.9

For the six months ended June 30, 2015	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2014	1,470	$27.35	$57,742
Granted	207	58.34
Exercised	(519)	19.12
Forfeited	(12)	50.46
Outstanding as of June 30, 2015	1,146	$36.45	$22,660	6.6
Exercisable as of June 30, 2015	718	$26.77	$20,785	5.2

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.6%; expected volatilities of 34% and 33%; risk-free interest rates of 1.2% and 1.7%; and expected lives of 5.0 and 5.5 years, in each case for the six months ended June 30, 2016 and 2015, respectively.

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

Other information pertaining to option activity during the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average fair value of options granted	$17.80	$17.07	$18.45	$18.35
Total intrinsic value of stock options exercised ($000s)	$1,242	$12,244	$2,257	$20,284

Non-vested restricted stock activity for the six months ended June 30, 2016 and 2015 is summarized below:

Six months ended June 30, 2016	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	150	$47.46
Granted	18	60.85
Vested	(52)	42.36
Forfeited	-	-
Non-vested balance as of June 30, 2016	116	$51.83

Six months ended June 30, 2015	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	134	$38.13
Granted	76	55.77
Vested	(11)	16.69
Forfeited	-	-
Non-vested balance as of June 30, 2015	199	$46.11

Non-vested performance share activity for the six months ended June 30, 2016 and 2015 is summarized below:

Six months ended June 30, 2016	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	20	$58.77
Granted	21	63.15
Vested	-	-
Forfeited	(4)	60.87
Non-vested balance as of June 30, 2016	37	$61.04

Six months ended June 30, 2015	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	-	$-
Granted	29	58.77
Vested	-	-
Forfeited	(9)	58.77
Non-vested balance as of June 30, 2015	20	$58.77

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an (1) EBITDA performance  hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and (2) relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 0.88% and 1.00%; dividend yields of 0.6% and 0.5%; volatilities of 32% and 34%; and initial TSR’s of -6.6% and -6.9%, in each case for the six months ended June 30, 2016 and 2015, respectively. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of June 30, 2016 and 2015, there was $12,167 and $12,146, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2016, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2016 will be approximately $7,300.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,149,574 shares have been purchased, of which no shares remained in treasury at June 30, 2016. During the six months ended June 30, 2016, a total of 23,651 shares have been purchased at an average cost of $62.51 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES

Inventories at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials	$21,528	$16,786
Work in progress	3,897	1,807
Finished goods	32,414	27,492
Total inventories	$57,839	$46,085

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
Land	$4,089	$3,247
Building	46,768	33,051
Equipment	185,863	153,682
Construction in progress	14,497	39,525
	251,217	229,505
Less: accumulated depreciation	78,424	70,990
Property, plant and equipment, net	$172,793	$158,515

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $445,390 and $383,906 as of June 30, 2016 and December 31, 2015, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Goodwill at January 1, 2016	$383,906
Goodwill as a result of the Acquisition of Albion International, Inc. – see Note 2	61,484
Goodwill at June 30, 2016	$445,390

There was a $3,722 changes in the carrying amount of goodwill during the three months ended June 30, 2016, as a result of changes to the fair value of assets acquired and liabilities assumed (See Note 2).

	June 30, 2016	December 31, 2015
Human Nutrition & Health	$407,764	$363,784
Animal Nutrition & Health	11,734	11,734
Specialty Products	24,664	7,160
Industrial Products	1,228	1,228
Total	$445,390	$383,906

Identifiable intangible assets with finite lives at June 30, 2016 and December 31, 2015 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 6/30/16	Accumulated Amortization at 6/30/16	Gross Carrying Amount at 12/31/15	Accumulated Amortization at 12/31/15
Customer relationships & lists	10	$186,094	$74,883	$167,442	$63,578
Trademarks & trade names	17	39,593	7,475	32,014	5,704
Developed technology	5	12,260	2,132	3,200	1,057
Other	5-17	12,348	3,053	5,102	2,508
		$250,295	$87,543	$207,758	$72,847

Amortization of identifiable intangible assets was approximately $14,695 for the six months ended June 30, 2016. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2016 is $15,127, approximately $26,175 for 2017, $23,655 for 2018, $21,620 for 2019, $19,640 for 2020 and $16,475 for 2021. At June 30, 2016, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2016.

NOTE 7 – EQUITY-METHOD INVESTMENT

In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (50% / 50% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company will contribute the St. Gabriel plant and expansion will be funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support.  Additionally, voting rights are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture will be accounted for under the equity method of accounting as the Company is not the primary beneficiary as we do not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The carrying value of the joint venture at June 30, 2016 is $1,546 and is recorded in other assets.

NOTE 8 – LONG-TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”). On February 1, 2016, $65,000 of the revolving loan was used to fund the Albion International, Inc. acquisition (see Note 2). At June 30, 2016, the Company had a total of $325,000 of debt outstanding. The term loan is payable in quarterly installments of $8,750 commencing on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion. The revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 1.96% at June 30, 2016. The Company has $55,000 of undrawn revolving loan at June 30, 2016 that is subject to a commitment fee, which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At June 30, 2016, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the company.

The following table summarizes the future minimum debt payments:

Year	Term loan	Revolving loan	Total
July 1, 2016 to December 31, 2016	$17,500	$-	$17,500
2017	35,000	-	35,000
2018	35,000	-	35,000
2019	192,500	45,000	237,500
Future principle payments	280,000	45,000	325,000
Less unamortized debt financing costs	1,268	-	1,268
Less current portion of long-term debt	35,000	-	35,000
Total long-term debt	$243,732	$45,000	$288,732

Costs associated with the issuance of debt instruments are capitalized and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $1,268 at June 30, 2016 and are shown net against outstanding principle, as required by ASU 2015-03, on the accompanying balance sheet. Amortization expense pertaining to these costs totaled $268 and $310 for the six months ended June 30, 2016 and 2015, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

NOTE 9 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended June 30, 2016	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$14,150	31,476,298	$.45

Effect of dilutive securities – stock options, restricted stock, and performance shares		398,886

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$14,150	31,875,184	$.44

Three months ended June 30, 2015	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$14,916	31,111,155	$.48

Effect of dilutive securities – stock options, restricted stock, and performance shares		521,119

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$14,916	31,632,274	$.47

Six months ended June 30, 2016	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$26,036	31,441,545	$.83

Effect of dilutive securities – stock options, restricted stock, and performance shares		401,052

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$26,036	31,842,597	$.82

Six months ended June 30, 2015	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$30,088	30,976,681	$.97

Effect of dilutive securities – stock options, restricted stock, and performance shares		547,925

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$30,088	31,524,606	$.95

The Company had stock options covering 531,132 and 259,872 shares at June 30, 2016 and 2015, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 10 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2016, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2011. During the six months ended June 30, 2016 and 2015, the increase in the amount of unrecognized tax benefits was primarily related to the acquisition of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects). The acquisition resulted in an assumed liability for unrecognized tax benefits based on an estimated fair value of $2,300. The Company is indemnified for this liability, and as such, has recognized a corresponding indemnification asset of $2,300. As of June 30, 2016 and December 31, 2015, the Company had approximately $6,690 and $6,570, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2016 and December 31, 2015 was approximately $2,490 and $2,405, respectively, and is included in other long-term obligations.

NOTE 11 – SEGMENT INFORMATION

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

Business Segment Assets:
	June 30, 2016	December 31, 2015
Human Nutrition & Health	$713,611	$642,929
Animal Nutrition & Health	113,682	107,459
Specialty Products	76,375	24,769
Industrial Products	8,326	16,191
Other Unallocated	42,298	88,338
Total	$954,292	$879,686

Depreciation/Amortization:
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Human Nutrition & Health	$8,513	$7,533	$16,594	$15,172
Animal Nutrition & Health	1,872	1,582	3,678	3,128
Specialty Products	973	300	1,795	641
Industrial Products	164	297	335	640
Total	$11,522	$9,712	$22,402	$19,581

Capital Expenditures:
	Six Months Ended June 30,
	2016	2015
Human Nutrition & Health	$9,717	$5,702
Animal Nutrition & Health	4,151	8,290
Specialty Products	565	489
Industrial Products	303	818
Total	$14,736	$15,299

Business Segment Net Sales:
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Human Nutrition & Health	$74,800	$67,230	$146,355	$134,987
Animal Nutrition & Health	38,412	41,642	77,644	84,348
Specialty Products	20,325	13,805	37,442	27,384
Industrial Products	5,257	12,096	12,494	32,916
Total	$138,794	$134,773	$273,935	$279,635

Business Segment Earnings Before Income Taxes:
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Human Nutrition & Health	$9,024	$9,087	$17,396	$16,793
Animal Nutrition & Health	7,304	7,468	13,839	15,978
Specialty Products	7,016	6,093	12,304	11,794
Industrial Products	258	1,126	492	4,247
Transaction, integration costs, and legal settlement	(269)	-	(730)	-
Interest and other income (expense)	(1,950)	(1,607)	(3,937)	(3,560)
Total	$21,383	$22,167	$39,364	$45,252

Transaction and integration costs were primarily related to the definitive agreement to acquire Albion International, Inc.; see Note 2.

The following table summarizes domestic (U.S.) and foreign sales for the six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Domestic	$105,379	$103,003	$209,550	$224,779
Foreign	33,415	31,770	64,385	54,856
Total	$138,794	$134,773	$273,935	$279,635

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2016 and 2015 for income taxes and interest is as follows:

	Six Months Ended June 30,
	2016	2015
Income taxes	$17,014	$12,002
Interest	$3,457	$3,163

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended June 30,
	2016	2015
Net foreign currency translation adjustment	$(707)	$550
Net change in postretirement benefit plan (see Note 14 for further information)
Initial adoption of new plan*	(444)	-
Amortization of prior service credit	26	(5)
Amortization of gain	(2)	-
Total before tax	(420)	(5)
Tax	(6)	2
Net of tax	(426)	(3)

Total other comprehensive income (loss)	$(1,133)	$547

*See Note 14.

	Six Months Ended June 30,
	2016	2015
Net foreign currency translation adjustment	$548	$(2,130)
Net change in postretirement benefit plan (see Note 14 for further information)
Initial adoption of new plan*	(444)	-
Amortization of prior service cost/(credit)	24	(9)
Amortization of gain	(5)	-
Total before tax	(425)	(9)
Tax	(5)	3
Net of tax	(430)	(6)

Total other comprehensive income (loss)	$118	$(2,136)

*See Note 14.

Accumulated other comprehensive loss at June 30, 2016 and December 31, 2015 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2015	$(5,317)	$203	$(5,114)
Other comprehensive income/(loss)	548	(430)	118
Balance June 30, 2016	$(4,769)	$(227)	$(4,996)

NOTE 14 – EMPLOYEE BENEFIT PLAN

The Company provides postretirement benefits in the form of an unfunded postretirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. During 2016, the Company adopted an unfunded postretirement medical plan for Named Executive Officers.

The actuarial recorded liabilities for the unfunded postretirement benefits are as follows:

Change in benefit obligation:
	June 30, 2016	December 31, 2015
Benefit obligation at beginning of period	$958	$1,111
Initial adoption of new plan	444	-
Service cost with interest to end of period	31	54
Interest cost	20	36
Participant contributions	-	5
Benefits paid	-	(6)
Actuarial gain	-	(242)
Benefit obligation at end of period	$1,453	$958

Amounts recognized in consolidated balance sheet:
	June 30, 2016		December 31, 2015
Accumulated postretirement benefit obligation		$(1,453)		$(958)
Fair value of plan assets		-		-
Funded status		(1,453)		(958)
Unrecognized prior service cost		N/A		N/A
Unrecognized net (gain)/loss		N/A		N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)		$1,453		$958
Accrued postretirement benefit cost (included in other long-term obligations)	$	N/A	$	N/A

Net periodic benefit costs for such retirement medical plans were as follows:

	Six Months Ended June 30,
	2016	2015
Service cost	$31	$27
Interest cost	20	18
Amortization of prior service cost/(credit)	24	(9)
Amortization of gain	(5)	-
Net periodic benefit cost	$70	$36

Estimated future employer contributions and benefit payments are as follows:

Year
2016	$46
2017	58
2018	92
2019	116
2020	118
Years 2021-2025	623

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Rent expense charged to operations under lease agreements for the six months ended June 30, 2016 and 2015 aggregated approximately $1,525 and $1,271, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at June 30, 2016 are as follows:

Year
July 1, 2016 to December 31, 2016	$1,508
2017	2,434
2018	2,029
2019	1,719
2020	1,315
2021	1,211
Thereafter	9,014
Total minimum lease payments	$19,230

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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2016 and December 31, 2015 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at June 30, 2016 and December 31, 2015 includes $774 and $773 in money market funds and $762 and $0 in certificates of deposit, respectively. The money market funds and certificates of deposit are valued using level one and level two inputs, respectively, as defined by ASC 820, “Fair Value Measurement.”

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

The following tables summarize consolidated business segment net sales and earnings from operations for the three and six months ended June 30, 2016 and 2015:

Business Segment Net Sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Human Nutrition & Health	$74,800	$67,230	$146,355	$134,987
Animal Nutrition & Health	38,412	41,642	77,644	84,348
Specialty Products	20,325	13,805	37,442	27,384
Industrial Products	5,257	12,096	12,494	32,916
Total	$138,794	$134,773	$273,935	$279,635

Business Segment Earnings From Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Human Nutrition & Health	$9,024	$9,087	$17,396	$16,793
Animal Nutrition & Health	7,304	7,468	13,839	15,978
Specialty Products	7,016	6,093	12,304	11,794
Industrial Products	258	1,126	492	4,247
Transaction and integration costs and legal settlement	(269)	-	(730)	-
Total	$23,333	$23,774	$43,301	$48,812

RESULTS OF OPERATIONS

Three months ended June 30, 2016 compared to three months ended June 30, 2015.

Net Sales

Net sales for the three months ended June 30, 2016 were $138,794, as compared with $134,773 for the three months ended June 30, 2015, an increase of $4,021 or 3.0%.  Net sales for the Human Nutrition & Health segment were $74,800 for the three months ended June 30, 2016, compared with $67,230 for the three months ended June 30, 2015, an increase of $7,570 or 11.3%.  The sales from the recently acquired Albion business contributed $9,648 to the overall increase. This increase was partially offset by Cereal sales decline of $1,768 or 23.0% due to customer mix, when compared to the three months ended June 30, 2015.  Net sales for the Animal Nutrition & Health segment were $38,412 for the three months ended June 30, 2016, as compared with $41,642 for the three months ended June 30, 2015, a decrease of $3,230 or 7.8%.  Sales of products targeted for ruminant animal feed markets decreased by $1,196 or 9.0% from the prior year comparable period.  The decline was primarily the result of lower sales volumes of Aminoshure® and NitroshureTM products due to weaker dairy economics, particularly in international markets as well as increased competition, partially offset by increased sales of Reashure®.  Global feed grade choline product sales declined by $2,412 or 9.1% primarily due to lower average selling prices, partially offset by higher volumes. Net sales for the Specialty Products segment were $20,325 for the three months ended June 30, 2016, as compared with $13,805 for the three months ended June 30, 2015, an increase of $6,520 or 47.2%. The sales from the recently acquired Albion business contributed $5,835 to the overall increase. Net sales for the Industrial Products segment were $5,257 for the three months ended June 30, 2016 as compared to $12,096 for the three months ended June 30, 2015, a decrease of $6,839 or 56.5%.  The decrease is principally due to volume decreases experienced in various choline and choline derivatives used in shale fracking applications, consistent with the end market activity decline.

Gross Margin

For the three months ended June 30, 2016, gross margin increased to $46,449 compared to $41,867 for the three months ended June 30, 2015.  Gross margin as a percentage of sales for the three months ended June 30, 2016 increased to 33.5% from 31.1% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment increased 0.5% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to improved product mix and lower raw material costs. The acquired product lines within the Human Nutrition & Health segment carry a higher gross margin but were partially offset by the valuation of acquired inventory to fair value, which increased cost of goods sold by $1,703. Gross margin percentage increased for Animal Nutrition & Health by 3.0% primarily due to product mix and decreases in raw material costs.  Gross margin percentage for the Specialty Products segment decreased by 7.0% compared to the three month period ended June 30, 2015 primarily due to the valuation of acquired inventory to fair value, which increased cost of goods sold by $932. Industrial Products gross margin percentage declined by 1.3% from the prior year comparative period, primarily due to lower volume resulting in manufacturing inefficiencies and lower average selling prices.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 were $23,116 or 16.7% of net sales as compared to $18,093 or 13.4% of net sales for the three months ended June 30, 2015.  The increase was primarily due to Albion’s operating expenses and transaction and integration costs of $269.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended June 30, 2016 were $23,333 as compared to $23,774 for the three months ended June 30, 2015, a decrease of $441 or 1.9%.  Earnings from operations as a percentage of sales (“operating margin”) for the three months ended June 30, 2016 were 16.8%, decreasing from 17.6% for the three months ended June 30, 2015, primarily due to the aforementioned impact of the valuation of the acquired inventory, transaction and integration expenses and volume decrease experienced in the Industrial Products segment for various choline and choline derivatives used in shale fracking applications. These were partially offset by a favorable product mix and lower raw material costs.  Excluding the impact of amortization expenses, valuation of the acquired inventory, and transaction and integration costs, the earnings from operations were $33,693, or 24.3% of sales, for the three months ended June 30, 2016 and $30,393, or 22.6%, of sales for the three months ended June 30, 2015. Earnings from the Human Nutrition & Health segment were $9,024, a decrease of $63 or 0.7%. Operating income from the recently acquired Albion business was substantially offset by the valuation of acquired inventory to fair value. Animal Nutrition & Health segment earnings from operations were $7,304, a decrease of $164 or 2.2%, primarily the result of lower sales, partially offset by raw material cost decreases. Earnings from operations from the Specialty Products segment were $7,016, an increase of $923, or 15.1%. The recently acquired Albion business contributed $579 to the overall increase. Earnings from operations from the Industrial Products segment of $258 for the quarter ended June 30, 2016 declined $868 compared to the quarter ended June 30, 2015, primarily due to volume decreases.

Other Expenses (Income)

Interest expense for the three months ended June 30, 2016 and 2015 was $1,905 and $1,594, respectively, and is primarily related to the loans entered into on May 7, 2014.  Other expense was $47 for the three months ended June 30, 2016 and $16 for the three months ended June 30, 2015, respectively.

Income Tax Expense

The Company’s effective tax rate for the three months ended June 30, 2016 and 2015 was 33.8% and 32.7%, respectively. The increase in the effective tax rate is primarily attributable to the impact of new jurisdictions, and a change in the income proportion towards jurisdictions with higher tax rates.

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended June 30, 2016 were $14,150 as compared with $14,916 for the three months ended June 30, 2015, a decrease of $766 or 5.1%.

Six months ended June 30, 2016 compared to six months ended June 30, 2015.

Net Sales

Net sales for the six months ended June 30, 2016 were $273,935, as compared with $279,635 for the six months ended June 30, 2015, a decrease of $5,700 or 2.0%.  Net sales for the Human Nutrition & Health segment were $146,355 for the six months ended June 30, 2016, compared with $134,987 for the six months ended June 30, 2015, an increase of $11,368 or 8.4%.  The sales from the recently acquired Albion business contributed $16,742 to the overall increase. This increase was partially offset by Powder & Flavor Systems’ sales decline of $3,905 or 4.3%, due to lower volume and average selling prices, when compared to the six months ended June 30, 2015.  Net sales for the Animal Nutrition & Health segment were $77,644 for the six months ended June 30, 2016, as compared with $84,348 for the six months ended June 30, 2015, a decrease of $6,704 or 7.9%.  Sales of products targeted for ruminant animal feed markets decreased by $2,802 or 10.3% from the prior year comparable period.  The decline was primarily the result of lower sales volumes of Aminoshure and Nitroshure products due to weaker dairy economics, particularly in international markets as well as increased competition, partially offset by increased sales of Reashure.  Global feed grade choline product sales declined by $4,424 or 8.3% primarily due to lower average selling prices, partially offset by higher volumes. Net sales for the Specialty Products segment were $37,442 for the six months ended June 30, 2016, as compared with $27,384 for the six months ended June 30, 2015, an increase of $10,058 or 36.7%. The sales from the recently acquired Albion business contributed $9,358 to the overall increase. Net sales for the Industrial Products segment were $12,494 for the six months ended June 30, 2016 as compared to $32,916 for the six months ended June 30, 2015, a decrease of $20,422 or 62.0%.  The decrease is principally due to volume decreases experienced in various choline and choline derivatives used in shale fracking applications, consistent with the end market activity decline.

Gross Margin

For the six months ended June 30, 2016, gross margin increased to $89,273 compared to $84,997 for the six months ended June 30, 2015.  Gross margin as a percentage of sales for the six months ended June 30, 2016 increased to 32.6% from 30.4% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment increased 1.5% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to improved product mix and lower raw material costs. The acquired product lines within the Human Nutrition & Health segment carry a higher gross margin but were partially offset by the valuation of acquired inventory to fair value, which increased cost of goods sold by $3,214. Gross margin percentage increased for Animal Nutrition & Health by 0.6% primarily due to product mix and decreased raw material cost.  Gross margin percentage for the Specialty Products segment decreased by 5.2% compared to the six month period ended June 30, 2015 due to the valuation of acquired inventory to fair value, which increased cost of goods sold by $1,832. Industrial Products gross margin percentage declined by 5.4% from the prior year comparative period, primarily due to lower volume resulting in manufacturing inefficiencies and lower average selling prices.

Operating Expenses

Operating expenses for the six months ended June 30, 2016 were $45,972 or 16.8% of net sales as compared to $36,185 or 12.9% of net sales for the six months ended June 30, 2015.  The increase was primarily due to Albion’s operating expenses and transaction and integration costs of $1,430, partially offset by a favorable legal settlement.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the six months ended June 30, 2016 were $43,301 as compared to $48,812 for the six months ended June 30, 2015, a decrease of $5,511 or 11.3%.  Earnings from operations as a percentage of sales (“operating margin”) for the six months ended June 30, 2016 were 15.8%, decreasing from 17.5% for the six months ended June 30, 2015, primarily due to the aforementioned impact of the valuation of the acquired inventory, transaction and integration expenses and volume decrease experienced in the Industrial Products segment for various choline and choline derivatives used in shale fracking applications. These were partially offset by a favorable product mix, lower raw material costs, and a favorable legal settlement.  Excluding the impact of amortization expenses, valuation of the acquired inventory, transaction and integration costs and the favorable legal settlement, the earnings from operations were $63,774, or 23.3% of sales, for the six months ended June 30, 2016 and $62,045, or 22.2%, of sales for the six months ended June 30, 2015. Earnings from the Human Nutrition & Health segment were $17,396, an increase of $603 or 3.6%, primarily due to improved product mix and reduced raw material costs. Animal Nutrition & Health segment earnings from operations were $13,839, a decrease of $2,139 or 13.4%, primarily the result of lower sales and unfavorable product mix, partially offset by raw material cost decreases. Earnings from operations from the Specialty Products segment were $12,304, an increase of $510, or 4.3%, primarily the result of higher sales and favorable raw material costs. Operating income from the recently acquired Albion businesses were offset by the valuation of acquired inventory to fair value. Earnings from operations from the Industrial Products segment of $492 for the quarter ended June 30, 2016 declined $3,755 compared to the quarter ended June 30, 2015, primarily due to volume decreases.

Other Expenses (Income)

Interest expense for the six months ended June 30, 2016 and 2015 was $3,748 and $3,475, respectively, and is primarily related to the loans entered into on May 7, 2014.  Other expense was $194 for the six months ended June 30, 2016 and $90 for the six months ended June 30, 2015, respectively.

Income Tax Expense

The Company’s effective tax rate for the six months ended June 30, 2016 and 2015 was 33.9% and 33.5%, respectively. The increase in the effective tax rate is primarily attributable to the impact of new jurisdictions, and a change in the income proportion towards jurisdictions with higher tax rates.

Net Earnings

Principally as a result of the above-noted details, net earnings for the six months ended June 30, 2016 were $26,036 as compared with $30,088 for the six months ended June 30, 2015, a decrease of $4,052 or 13.5%.

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

The Company's contractual obligations as of June 30, 2016, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$19,230	$2,725	$4,106	$2,780	$9,619
Purchase obligations (2)	15,511	15,511	-	-	-
Debt (3)	325,000	35,000	290,000	-	-
Total	$359,741	$53,236	$294,106	$2,780	$9,619

(1)	Principally includes obligations associated with future minimum non-cancelable operating lease obligations.

(2)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

(3)	Consists of $280,000 senior secured term loan and $45,000 revolving loan.

The table above excludes a $6,688 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

During the six months ended June 30, 2016, other than the long-term debt and other obligations related to the acquisition of Albion International, Inc., there were no other material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents decreased to $33,421 at June 30, 2016 from $84,795 at December 31, 2015 primarily resulting from the acquisition of Albion.  At June 30, 2016, the Company had $15,339 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our U.S. operations, we could be required to pay additional U.S. taxes to repatriate these funds.  Working capital was $94,036 at June 30, 2016 as compared to $117,172 at December 31, 2015, a decrease of $23,136.

Operating Activities

Cash flows from operating activities provided $55,958 for the six months ended June 30, 2016 as compared to $49,866 for the six months ended June 30, 2015.  The increase in cash flows from operating activities was primarily due to increases in accounts payable and accrued expenses balances and higher amortization and depreciation expense adjustments.

Investing Activities

As previously noted, on February 1, 2016 the Company acquired Albion for a purchase price of approximately $111,500, amounting to approximately $110,600 to the former shareholders, including adjustments for working capital acquired, and approximately $900 to Albion’s lenders to pay off all of Albion’s bank debt. The Company continues to invest in projects across all production facilities and capital expenditures were $14,736 for the six months ended June 30, 2016. The Company spent approximately $6,365 towards its agglomeration production equipment initiative. In addition, capital expenditures of approximately $1,825 were related to expanding the Company’s Animal, Nutrition & Health capacity in our manufacturing facility located in Verona, Missouri.

Financing Activities

As previously noted, the Company borrowed $65,000 from the available revolving loan to finance the acquisition of Albion International, Inc. The Company made debt payments of $17,500 related to the senior secured term loan and $20,000 related to the revolving loan during 2016. The Company has $55,000 available under its revolving loan agreement.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,149,574 shares have been purchased, none of which remained in treasury at June 30, 2016.   The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $3,032 and $9,920 for the six months ended June 30, 2016 and 2015, respectively.  Dividend payments were $10,727 and $9,251 for the six months ended June 30, 2016 and 2015, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of two retirement medical plans.  The liability recorded in other long-term liabilities on the consolidated balance sheet as of June 30, 2016 is $1,453 and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the newly adopted plan.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2015 Annual Report on Form 10-K, during the six months ended June 30, 2016.

Related Party Transactions

The Company was not engaged in related party transactions during the six months ended June 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of June 30, 2016, the Company’s borrowings were under a bank term loan and revolving loan bearing interest at LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at June 30, 2016, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $3,250. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

On February 1, 2016, we completed the acquisition of Albion International, Inc. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information. We are integrating Albion into our internal control over financial reporting process and expect to include the business in our assessment of internal control over financial reporting as of December 31, 2016.  Total assets of the Albion International, Inc. business represented approximately 14% of our consolidated total assets as of June 30, 2016, and net sales related to the Albion International, Inc. business represented approximately 10% of our consolidated net sales for the six months ended June 30, 2016.

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

Date: August 5, 2016

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