Form 10-Q
period 2016-09-30
BALCHEM CORP
filed 2016-11-04
CIK 9326

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of October 28, 2016 the registrant had 31,720,947 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	September 30, 2016 (unaudited)	December 31, 2015
Current assets:
Cash and cash equivalents	$32,533	$84,795
Accounts receivable, net of allowance for doubtful accounts of $390 and $235 at September 30, 2016 and December 31, 2015, respectively	68,841	60,485
Inventories	56,675	46,085
Prepaid expenses	2,814	3,208
Prepaid income taxes	8,066	-
Deferred income taxes	814	810
Other current assets	3,042	2,909
Total current assets	172,785	198,292

Property, plant and equipment, net	166,680	158,515

Goodwill	444,083	383,906
Intangible assets with finite lives, net	154,842	134,911
Other assets	8,442	4,062
Total assets	$946,832	$879,686

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$16,165	$14,708
Accrued expenses	17,324	12,829
Accrued compensation and other benefits	5,305	5,128
Dividends payable	-	10,727
Income taxes payable	-	2,728
Current portion of long-term debt	35,000	35,000
Total current liabilities	73,794	81,120

Long-term debt	235,112	260,963
Revolving loan - long-term	28,000	-
Deferred income taxes	86,157	67,215
Other long-term obligations	7,347	6,683
Total liabilities	430,410	415,981

Commitments and contingencies (note 14)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 120,000,000 shares; 31,720,147 shares issued and outstanding at September 30, 2016 and 31,528,449 shares issued and 31,527,360 shares outstanding at December 31, 2015	2,115	2,102
Additional paid-in capital	134,745	122,594
Retained earnings	384,247	344,197
Accumulated other comprehensive loss	(4,685)	(5,114)
Treasury stock, at cost: 0 and 1,089 shares at September 30, 2016 and December 31, 2015, respectively	-	(74)
Total stockholders' equity	516,422	463,705

Total liabilities and stockholders' equity	$946,832	$879,686

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
 (Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$138,509	$140,128	$412,444	$419,763

Cost of sales	93,853	96,954	278,515	291,592

Gross margin	44,656	43,174	133,929	128,171

Operating expenses:
Selling expenses	13,601	11,807	41,182	34,960
Research and development expenses	1,681	1,510	5,543	4,450
General and administrative expenses	6,428	6,935	20,957	17,027
	21,710	20,252	67,682	56,437

Earnings from operations	22,946	22,922	66,247	71,734

Other expenses (income):
Interest income	(2)	(3)	(7)	(7)
Interest expense	1,790	1,617	5,538	5,092
Other, net	387	119	581	209

Earnings before income tax expense	20,771	21,189	60,135	66,440

Income tax expense	6,759	7,213	20,087	22,377

Net earnings	$14,012	$13,976	$40,048	$44,063

Net earnings per common share - basic	$0.44	$0.45	$1.27	$1.42

Net earnings per common share - diluted	$0.44	$0.44	$1.26	$1.40

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net earnings	$14,012	$13,976	$40,048	$44,063

Other comprehensive income (loss), net of tax:

Net foreign currency translation adjustment	302	375	850	(1,754)

Net change in postretirement benefit plan, net of taxes of $(4) and $1 for the three months ended September 30, 2016 and 2015, and $(9) and $5 for the nine months ended September 30, 2016 and 2015.	9	(3)	(421)	(9)

Other comprehensive income (loss)	311	372	429	(1,763)

Comprehensive income	$14,323	$14,348	$40,477	$42,300

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net earnings	$40,048	$44,063

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,383	29,816
Stock compensation expense	5,646	5,656
Deferred income taxes	656	27
Provision for doubtful accounts	160	(62)
Foreign currency transaction loss	43	126
Loss on disposal of assets	319	186
Changes in assets and liabilities
Accounts receivable	(522)	7,277
Inventories	5,502	(1,392)
Prepaid expenses and other current assets	1,996	2,068
Accounts payable and accrued expenses	2,404	(6,563)
Income taxes	(10,118)	(2,598)
Other	(700)	246
Net cash provided by operating activities	79,817	78,850

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(110,601)	-
Capital expenditures	(18,801)	(28,117)
Proceeds from insurance	1,000	-
Intangible assets acquired	(765)	(693)
Net cash used in investing activities	(129,167)	(28,810)

Cash flows from financing activities:
Proceeds from revolving loan	65,000	-
Principal payments on revolving loan	(37,000)	-
Principal payments on long-term debt	(26,250)	(26,250)
Principal payment on acquired debt	(884)	-
Proceeds from stock options exercised	5,985	11,901
Excess tax benefits from stock compensation	1,935	6,688
Dividends paid	(10,727)	(9,251)
Purchase of treasury stock	(1,478)	(1,131)
Net cash used in financing activities	(3,419)	(18,043)

Effect of exchange rate changes on cash	507	(728)

(Decrease) Increase in cash and cash equivalents	(52,262)	31,269

Cash and cash equivalents beginning of period	84,795	50,287
Cash and cash equivalents end of period	$32,533	$81,556

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results expected for the full year or any interim period.

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

NOTE 2—ACQUISITION OF ALBION INTERNATIONAL, INC.

On February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion International, Inc. (“Albion” or the “Acquisition”), a privately held manufacturer of mineral amino acid chelates, specialized mineral salts and mineral complexes, headquartered in Clearfield, Utah.  The Company made payments of approximately $116.4 million on the acquisition date, amounting to approximately $110.6 million to the former shareholders, adjustments for working capital acquired of $4.9 million, and approximately $0.9 million to Albion’s lenders to pay off all Albion bank debt.  Albion has been a world leader and innovator in the manufacture of superior organic mineral compounds for sixty years and leverages scientific expertise in the areas of human and micronutrient agricultural nutrition.  Albion’s products are renowned in the supplement industry for technologically advanced, unparalleled bioavailability.  The acquisition of Albion continues to expand the Company’s science based human health and wellness solutions and will immediately increase our product offerings in the nutritional ingredient market.  Additionally, the Company will also benefit from a broader geographic footprint and a stronger position as a technological leader in spray-drying and ingredient delivery solutions.  Albion’s human nutrition business has become a part of the Human Nutrition & Health reportable segment and the micronutrient agricultural business has become a part of the Specialty Products reportable segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

Cash and cash equivalents	$4,949
Accounts receivable	7,671
Inventories	15,989
Property, plant and equipment	7,217
Customer relationships	18,443
Developed technology	9,060
Trade name	7,224
Licensing agreements	6,658
Other assets	1,200
Trade accounts payable	(1,104)
Accrued expenses	(2,788)
Bank debt	(884)
Deferred income taxes	(18,262)
Goodwill	60,177
Amount paid to shareholders	115,550
Albion bank debt paid on purchase date	884
Total amount paid on acquisition date	$116,434

The preliminary goodwill of $60,177 arising from the Acquisition consists largely of expected synergies, including the combined entities’ experience and technical problem solving capabilities, and acquired workforce. Goodwill of $43,180 and $16,997 is assigned to the Human Nutrition & Health and Specialty Products segments, respectively, and approximately $1,600 is tax deductible for income tax purposes.

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

Transaction and integration related costs included in selling, and general and administrative expenses for the nine months ended September 30, 2016 are $1,484.

The following unaudited pro forma information has been prepared as if the Acquisition had occurred on January 1, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,

	Net Sales	Net Earnings	Net Sales	Net Earnings
2016 Albion actual results included in the Company’s consolidated income statement from February 1, 2016 through September 30, 2016	$11,816	$639	$37,915	$801

2016 Supplemental pro forma combined financial information	$138,509	$14,276	$417,024	$44,911

Basic earnings per share		$0.45		$1.43
Diluted earnings per share		$0.45		$1.41

2015 Albion actual results included in the Company’s consolidated income statement	$-	$-	$-	$-

2015 Supplemental pro forma combined financial information	$152,969	$13,129	$462,942	$44,089

Basic earnings per share		$0.42		$1.41
Diluted earnings per share		$0.41		$1.38

2016 supplemental pro forma earnings for the nine months ended September 30, 2016 exclude $26,203 of acquisition-related costs incurred and $5,363 of non-recurring expenses related to the fair value adjustment to acquisition-date inventory. The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the Albion acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” The Company’s results for the three and nine months ended September 30, 2016 and 2015 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended September 30,
	2016	2015
Cost of sales	$260	$214
Operating expenses	1,436	2,756
Net earnings	(1,114)	(1,904)

	Increase/(Decrease) for the Nine Months Ended September 30,
	2016	2015
Cost of sales	$780	$640
Operating expenses	4,867	5,016
Net earnings	(3,587)	(3,647)

As currently required by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2016, the plans had 3,419,191 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2016 and 2015 is summarized below:

For the nine months ended September 30, 2016	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2015	1,017	$37.29	$23,927
Granted	338	60.78
Exercised	(198)	31.03
Forfeited	-	-
Outstanding as of September 30, 2016	1,157	$45.22	$37,435	6.6
Exercisable as of September 30, 2016	644	$34.29	$27,857	4.9

For the nine months ended September 30, 2015	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2014	1,470	$27.35	$57,742
Granted	209	58.34
Exercised	(603)	19.73
Forfeited	(12)	50.46
Outstanding as of September 30, 2015	1,064	$37.52	$24,747	6.1
Exercisable as of September 30, 2015	690	$29.23	$21,773	4.6

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.6%; expected volatilities of 34% and 33%; risk-free interest rates of 1.2% and 1.7%; and expected lives of 5.0 and 5.5 years, in each case for the nine months ended September 30, 2016 and 2015, respectively.

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

Other information pertaining to option activity during the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average fair value of options granted	$-	$18.13	$18.45	$18.35
Total intrinsic value of stock options exercised ($000s)	$4,423	$2,944	$6,680	$23,229

Non-vested restricted stock activity for the nine months ended September 30, 2016 and 2015 is summarized below:

Nine months ended September 30, 2016	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	150	$47.46
Granted	18	60.85
Vested	(52)	42.36
Forfeited	-	-
Non-vested balance as of September 30, 2016	116	$51.83

Nine months ended September 30, 2015	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	134	$38.13
Granted	76	55.77
Vested	(48)	36.34
Forfeited	-	-
Non-vested balance as of September 30, 2015	162	$47.01

Non-vested performance share activity for the nine months ended September 30, 2016 and 2015 is summarized below:

Nine months ended September 30, 2016	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	20	$58.77
Granted	21	63.15
Vested	-	-
Forfeited	(4)	60.87
Non-vested balance as of September 30, 2016	37	$61.04

Nine months ended September 30, 2015	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	-	$-
Granted	29	58.77
Vested	-	-
Forfeited	(9)	58.77
Non-vested balance as of September 30, 2015	20	$58.77

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an (1) EBITDA performance  hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and (2) relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 0.88% and 1.00%; dividend yields of 0.6% and 0.5%; volatilities of 32% and 34%; and initial TSR’s of -6.6% and -6.9%, in each case for the nine months ended September 30, 2016 and 2015, respectively. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of September 30, 2016 and 2015, there was $10,423 and $9,239, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2016, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years. The Company estimates that share-based compensation expense for the year ended December 31, 2016 will be approximately $7,300.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,149,574 shares have been purchased, of which no shares remained in treasury at September 30, 2016. During the nine months ended September 30, 2016, a total of 23,651 shares have been purchased at an average cost of $62.51 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES

Inventories at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$21,789	$16,786
Work in progress	3,031	1,807
Finished goods	31,855	27,492
Total inventories	$56,675	$46,085

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
Land	$4,282	$3,247
Building	45,677	33,051
Equipment	175,679	153,682
Construction in progress	16,978	39,525
	242,616	229,505
Less: accumulated depreciation	75,936	70,990
Property, plant and equipment, net	$166,680	$158,515

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $444,083 and $383,906 as of September 30, 2016 and December 31, 2015, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Goodwill at January 1, 2016	$383,906
Goodwill as a result of the Acquisition of Albion International, Inc. – see Note 2	60,177
Goodwill at September 30, 2016	$444,083

There was a $1,307 reduction in the carrying amount of goodwill during the three months ended September 30, 2016, as a result of changes to the fair value of assets acquired and liabilities assumed (See Note 2).

	September 30, 2016	December 31, 2015
Human Nutrition & Health	$406,964	$363,784
Animal Nutrition & Health	11,734	11,734
Specialty Products	24,157	7,160
Industrial Products	1,228	1,228
Total	$444,083	$383,906

Identifiable intangible assets with finite lives at September 30, 2016 and December 31, 2015 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 9/30/16	Accumulated Amortization at 9/30/16	Gross Carrying Amount at 12/31/15	Accumulated Amortization at 12/31/15
Customer relationships & lists	10	$185,885	$80,604	$167,442	$63,578
Trademarks & trade names	17	39,241	8,363	32,014	5,704
Developed technology	5	12,260	2,746	3,200	1,057
Other	5-17	12,532	3,363	5,102	2,508
		$249,918	$95,076	$207,758	$72,847

Amortization of identifiable intangible assets was approximately $22,225 for the nine months ended September 30, 2016. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2016 is $7,600, approximately $26,140 for 2017, $23,620 for 2018, $21,590 for 2019, $19,615 for 2020 and $16,455 for 2021. At September 30, 2016, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2016.

NOTE 7 – EQUITY-METHOD INVESTMENT

In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and expansion will be funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support.  Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as we do not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $132 relating to its portion of the joint venture’s expenses in other expense. The carrying value of the joint venture at September 30, 2016 is $4,681 and is recorded in other assets.

NOTE 8 – LONG-TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”). On February 1, 2016, $65,000 of the revolving loan was used to fund the Albion International, Inc. acquisition (see Note 2). At September

30, 2016, the Company had a total of $299,250 of debt outstanding. The term loan is payable in quarterly installments of $8,750 commencing on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion. The revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 2.02% at September 30, 2016. The Company has $72,000 of undrawn revolving loan at September 30, 2016 that is subject to a commitment fee, which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At September 30, 2016, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the company.

The following table summarizes the future minimum debt payments:

Year	Term loan	Revolving loan	Total
October 1, 2016 to December 31, 2016	$8,750	$-	$8,750
2017	35,000	-	35,000
2018	35,000	-	35,000
2019	192,500	28,000	220,500
Future principle payments	271,250	28,000	299,250
Less unamortized debt financing costs	1,138	-	1,138
Less current portion of long-term debt	35,000	-	35,000
Total long-term debt	$235,112	$28,000	$263,112

Costs associated with the issuance of debt instruments are capitalized as debt discount and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $1,138 at September 30, 2016 and are shown net against outstanding principle, as required by ASU 2015-03, on the accompanying balance sheet. Amortization expense pertaining to these costs totaled $130 and $144 for the three months ended September 30, 2016 and 2015 and $398 and $458 for the nine months ended September 30, 2016 and 2015, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

NOTE 9 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended September 30, 2016	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$14,012	31,566,067	$.44

Effect of dilutive securities – stock options, restricted stock, and performance shares		412,736

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$14,012	31,978,803	$.44

Three months ended September 30, 2015	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$13,976	31,309,710	$.45

Effect of dilutive securities – stock options, restricted stock, and performance shares		408,449

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$13,976	31,718,159	$.44

Nine months ended September 30, 2016	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$40,048	31,483,053	$1.27

Effect of dilutive securities – stock options, restricted stock, and performance shares		404,209

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$40,048	31,887,262	$1.26

Nine months ended September 30, 2015	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$44,063	31,087,691	$1.42

Effect of dilutive securities – stock options, restricted stock, and performance shares		492,701

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$44,063	31,580,392	$1.40

The Company had stock options covering 332,560 and 260,872 shares at September 30, 2016 and 2015, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 10 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2016, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2012. During the nine months ended September 30, 2016 and 2015, the increase in the amount of unrecognized tax benefits was primarily related to the acquisition of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects). The acquisition resulted in an assumed liability for unrecognized tax benefits based on an estimated fair value of $2,520. The Company is indemnified for this liability, and as such, has recognized a corresponding indemnification asset of $2,520. As of September 30, 2016 and December 31, 2015, the Company had approximately $6,839 and $6,570, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2016 and December 31, 2015 was approximately $2,570 and $2,405, respectively, and is included in other long-term obligations.

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

Business Segment Assets:
	September 30, 2016	December 31, 2015
Human Nutrition & Health	$719,503	$642,929
Animal Nutrition & Health	112,551	107,459
Specialty Products	62,412	24,769
Industrial Products	8,575	16,191
Other Unallocated	43,791	88,338
Total	$946,832	$879,686

Depreciation/Amortization:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Human Nutrition & Health	8,578	7,594	25,172	22,766
Animal Nutrition & Health	$1,837	$1,703	$5,515	$4,831
Specialty Products	982	288	2,777	929
Industrial Products	186	192	521	832
Total	$11,583	$9,777	$33,985	$29,358

Capital Expenditures:
	Nine Months Ended September 30,
	2016	2015
Human Nutrition & Health	$11,780	$12,663
Animal Nutrition & Health	5,442	13,711
Specialty Products	1,060	750
Industrial Products	519	993
Total	$18,801	$28,117

Business Segment Net Sales:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Human Nutrition & Health	$74,926	$72,978	$221,281	$207,965
Animal Nutrition & Health	40,935	39,947	118,579	124,295
Specialty Products	16,477	13,818	53,919	41,202
Industrial Products	6,171	13,385	18,665	46,301
Total	$138,509	$140,128	$412,444	$419,763

Business Segment Earnings Before Income Taxes:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Human Nutrition & Health	$10,460	$11,604	$27,856	$28,397
Animal Nutrition & Health	6,784	5,625	20,623	21,603
Specialty Products	5,237	6,031	17,541	17,825
Industrial Products	527	1,124	1,019	5,371
Unallocated equity compensation	-	(1,462)	-	(1,462)
Transaction, integration costs, and legal settlement	(62)	-	(792)	-
Interest and other income (expense)	(2,175)	(1,733)	(6,112)	(5,294)
Total	$20,771	$21,189	$60,135	$66,440

Transaction and integration costs were primarily related to the definitive agreement to acquire Albion International, Inc.; see Note 2.

The following table summarizes domestic (U.S.) and foreign sales for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic	$105,093	$112,859	$314,644	$337,638
Foreign	33,416	27,269	97,800	82,125
Total	$138,509	$140,128	$412,444	$419,763

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2016 and 2015 for income taxes and interest is as follows:

	Nine Months Ended September 30,
	2016	2015
Income taxes	$25,644	$16,667
Interest	$5,107	$4,589

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended September 30,
	2016	2015
Net foreign currency translation adjustment	$302	$375
Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of prior service cost/(credit)	16	(4)
Amortization of gain	(3)	-
Total before tax	13	(4)
Tax	(4)	1
Net of tax	9	(3)

Total other comprehensive income	$311	$372

	Nine Months Ended September 30,
	2016	2015
Net foreign currency translation adjustment	$850	$(1,754)
Net change in postretirement benefit plan (see Note 14 for further information)
Initial adoption of new plan*	(444)	-
Amortization of prior service cost/(credit)	40	(14)
Amortization of gain	(8)	-
Total before tax	(412)	(14)
Tax	(9)	5
Net of tax	(421)	(9)

Total other comprehensive income (loss)	$429	$(1,763)

*See Note 14.

Accumulated other comprehensive loss at September 30, 2016 and December 31, 2015 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2015	$(5,317)	$203	$(5,114)
Other comprehensive income/(loss)	850	(421)	429
Balance September 30, 2016	$(4,467)	$(218)	$(4,685)

NOTE 14 – EMPLOYEE BENEFIT PLAN

The Company provides postretirement benefits in the form of an unfunded postretirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. During 2016, the Company adopted an unfunded postretirement medical plan for Named Executive Officers.

The actuarial recorded liabilities for the unfunded postretirement benefits are as follows:

Change in benefit obligation:
	September 30, 2016	December 31, 2015
Benefit obligation at beginning of period	$958	$1,111
Initial adoption of new plan	444	-
Service cost with interest to end of period	48	54
Interest cost	33	36
Participant contributions	-	5
Benefits paid	-	(6)
Actuarial gain	-	(242)
Benefit obligation at end of period	$1,483	$958

Amounts recognized in consolidated balance sheet:
	September 30, 2016		December 31, 2015
Accumulated postretirement benefit obligation		$(1,483)		$(958)
Fair value of plan assets		-		-
Funded status		(1,483)		(958)
Unrecognized prior service cost		N/A		N/A
Unrecognized net (gain)/loss		N/A		N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)		$1,483		$958
Accrued postretirement benefit cost (included in other long-term obligations)	$	N/A	$	N/A

Net periodic benefit costs for such retirement medical plans were as follows:

	Nine Months Ended September 30,
	2016	2015
Service cost	$48	$40
Interest cost	33	27
Amortization of prior service cost/(credit)	40	(14)
Amortization of gain	(8)	-
Net periodic benefit cost	$113	$53

Estimated future employer contributions and benefit payments are as follows:

Year
2016	$46
2017	58
2018	92
2019	116
2020	118
Years 2021-2025	623

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Rent expense charged to operations under lease agreements for the nine months ended September 30, 2016 and 2015 aggregated approximately $2,347 and $1,799, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at September 30, 2016 are as follows:

Year
October 1, 2016 to December 31, 2016	$723
2017	2,450
2018	2,044
2019	1,735
2020	1,328
2021	1,211
Thereafter	8,884
Total minimum lease payments	$18,375

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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2016 and December 31, 2015 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at September 30, 2016 and December 31, 2015 includes $775 and $773 in money market funds and $100 and $0 in certificates of deposit, respectively. The money market funds and certificates of deposit are valued using level one and level two inputs, respectively, as defined by ASC 820, “Fair Value Measurement.”

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company provides services on a contractual agreement to St. Gabriel CC Company, LLC. These services include accounting, information technology, quality control, and purchasing services, as well as operation of the St. Gabriel CC Company, LLC plant. The Company also sold raw materials to St. Gabriel CC Company, LLC. In return, St. Gabriel CC Company, LLC provides choline chloride finished goods. The services the Company provided and raw materals sold amounted to $859 and $3,735, respectively, for the three and nine months ended September 30, 2016, and are recorded, net of the finished goods received from St. Gabriel CC Company, LLC of $4,064, in cost of goods sold. At September 30, 2016, the Company had a receivable of $1,175, recorded in other assets, from St. Gabriel CC Company LLC for services rendered and raw materials sold, net of finished goods received.

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

Acquisition of Albion International, Inc.

On February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion International, Inc. (Albion), a privately held manufacturer of mineral amino acid chelates, specialized mineral salts and mineral complexes, headquartered in Clearfield, Utah.  The Company made payments of approximately $116.4 million on the acquisition date, amounting to approximately $110.6 million to the former shareholders, adjustments for working capital acquired of $4.9 million, and approximately $0.9 million to Albion’s lenders to pay off all Albion bank debt. The Company funded $65 million from the revolving line of credit and the remaining was funded from the Company’s existing cash balances. Albion has been a world leader and innovator in the manufacture of superior organic mineral compounds for sixty years and leverages scientific expertise in the areas of human and micronutrient agricultural nutrition.  Albion’s products are renowned in the supplement industry for technologically advanced, unparalleled bioavailability.  The acquisition of Albion continues to expand the Company’s science based human health and wellness solutions and will immediately increase our product offerings in the nutritional ingredient market.  Additionally, the Company will also benefit from a broader geographic footprint and a stronger position as a technological leader in spray-drying and ingredient delivery solutions.  Albion’s human nutrition business has become a part of the Human Nutrition & Health reportable segment and the micronutrient agricultural nutrition business has become a part of the Specialty Products reportable segment.

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

The following tables summarize consolidated business segment net sales and earnings from operations for the three and nine months ended September 30, 2016 and 2015:

Business Segment Net Sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Human Nutrition & Health	$74,926	$72,978	$221,281	$207,965
Animal Nutrition & Health	40,935	39,947	118,579	124,295
Specialty Products	16,477	13,818	53,919	41,202
Industrial Products	6,171	13,385	18,665	46,301
Total	$138,509	$140,128	$412,444	$419,763

Business Segment Earnings From Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Human Nutrition & Health	$10,460	$11,604	$27,856	$28,397
Animal Nutrition & Health	6,784	5,625	20,623	21,603
Specialty Products	5,237	6,031	17,541	17,825
Industrial Products	527	1,124	1,019	5,371
Unallocated equity compensation	-	(1,462)	-	(1,462)
Transaction and integration costs and legal settlement	(62)	-	(792)	-
Total	$22,946	$22,922	$66,247	$71,734

RESULTS OF OPERATIONS

Three months ended September 30, 2016 compared to three months ended September 30, 2015.

Net Sales

Net sales for the three months ended September 30, 2016 were $138,509, as compared with $140,128 for the three months ended September 30, 2015, a decrease of $1,619 or 1.2%.  Net sales for the Human Nutrition & Health segment were $74,926 for the three months ended September 30, 2016, compared with $72,978 for the three months ended September 30, 2015, an increase of $1,948 or 2.7%.  The sales from the recently acquired Albion business contributed $8,917 to the overall increase. This increase was partially offset by Powder & Flavor Systems’ sales decline of $4,293 or 8.6%, due to lower volume and average selling prices, when compared to the three months ended September 30, 2015. Also, offsetting the overall increase was an unfavorable mix impact of $1,779 in Cereal Systems.  Net sales for the Animal Nutrition & Health segment were $40,935 for the three months ended September 30, 2016, as compared with $39,947 for the three months ended

September 30, 2015, an increase of $988 or 2.5%.  Sales of products targeted for ruminant animal feed markets increased by $2,728 or 24.0% from the prior year comparable period.  The increase was primarily the result of higher sales volumes of Reashure®.  Total monogastric product sales declined by $1,740 or 6.1%, primarily due to lower average selling prices for food grade choline, partially offset by higher volumes. Net sales for the Specialty Products segment were $16,477 for the three months ended September 30, 2016, as compared with $13,818 for the three months ended September 30, 2015, an increase of $2,659 or 19.2%. The sales from the recently acquired Albion business contributed $2,899 to the overall increase. Net sales for the Industrial Products segment were $6,171 for the three months ended September 30, 2016 as compared to $13,385 for the three months ended September 30, 2015, a decrease of $7,214 or 53.9%.  The decrease is principally due to volume decreases experienced in various choline and choline derivatives used in shale fracking applications, consistent with the end market activity decline.

Gross Margin

For the three months ended September 30, 2016, gross margin increased to $44,656 compared to $43,174 for the three months ended September 30, 2015.  Gross margin as a percentage of sales for the three months ended September 30, 2016 increased to 32.2% from 30.8% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment decreased 0.2% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to lower volume resulting in manufacturing inefficiencies. Gross margin percentage increased for Animal Nutrition & Health by 2.0% primarily due to product mix and decreases in raw material costs.  Gross margin percentage for the Specialty Products segment decreased by 5.4% compared to the three month period ended September 30, 2015 primarily due to product mix and the valuation of acquired inventory to fair value, which increased cost of goods sold by $317. Industrial Products gross margin percentage increased by 2.2% from the prior year comparative period, primarily due to a more favorable customer mix and improve cost structure.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 were $21,710 or 15.7% of net sales as compared to $20,252 or 14.5% of net sales for the three months ended September 30, 2015.  The increase was primarily due to Albion’s operating expenses, partially offset by a prior year one-time equity compensation charge of $1,462.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended September 30, 2016 were $22,946 as compared to $22,922 for the three months ended September 30, 2015, an increase of $24 or 0.1%.  Earnings from operations as a percentage of sales (“operating margin”) for the three months ended September 30, 2016 were 16.6%, increasing slightly from 16.4% for the three months ended September 30, 2015, primarily due to the higher gross margin being offset by increased operating expenses. Excluding the impact of amortization expenses, the one-time equity compensation charge, valuation of the acquired inventory, and transaction and integration costs, earnings from operations were $30,855, or 22.3% of sales, for the three months ended

September 30, 2016 and $30,999, or 22.1%, of sales for the three months ended September 30, 2015. Earnings from the Human Nutrition & Health segment were $10,460, a decrease of $1,144 or 9.9%. Operating income from the recently acquired Albion business was more than offset by the decline in Powder & Flavor Systems’ sales. Animal Nutrition & Health segment earnings from operations were $6,784, an increase of $1,159 or 20.6%, primarily the result of higher sales, favorable mix, and raw material cost decreases. Earnings from operations from the Specialty Products segment were $5,237, a decrease of $794, or 13.2%. The recently acquired Albion business accounted for $554 of the overall decrease, primarily resulting from seasonality driving lower sales and an impact of the valuation of acquired inventory of $317. Earnings from operations from the Industrial Products segment of $527 for the quarter ended September 30, 2016 declined $597 compared to the quarter ended September 30, 2015, primarily due to volume decreases.

Other Expenses (Income)

Interest expense for the three months ended September 30, 2016 and 2015 was $1,790 and $1,617, respectively, and is primarily related to the loans entered into on May 7, 2014.  Other expense was $387 for the three months ended September 30, 2016 and $119 for the three months ended September 30, 2015, respectively.

Income Tax Expense

The Company’s effective tax rate for the three months ended September 30, 2016 and 2015 was 32.5% and 34.0%, respectively. The decrease in the effective tax rate is primarily attributable to certain tax credits and deductions.

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended September 30, 2016 were $14,012 as compared with $13,976 for the three months ended September 30, 2015, an increase of $36 or 0.3%.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015.

Net Sales

Net sales for the nine months ended September 30, 2016 were $412,444, as compared with $419,763 for the nine months ended September 30, 2015, a decrease of $7,319 or 1.7%.  Net sales for the Human Nutrition & Health segment were $221,281 for the nine months ended September 30, 2016, compared with $207,965 for the nine months ended September 30, 2015, an increase of $13,316 or 6.4%.  The sales from the recently acquired Albion business contributed $25,658 to the overall increase. This increase was partially offset by Powder & Flavor Systems’ sales decline of $8,198 or 5.9%, due to lower volume and average selling prices, when compared to the nine months ended September 30, 2015. Also, partially offsetting the overall increase was an unfavorable customer mix impact of $2,698 in Cereal Systems.  Net sales for the Animal Nutrition & Health segment were $118,579 for the nine months ended September 30, 2016, as compared with $124,295 for the nine months ended September 30, 2015, a decrease of $5,716 or 4.6%.  Sales of products targeted for ruminant animal feed markets decreased by $74 or 0.2% from the prior year comparable period.  The decline was primarily the result of lower sales volumes of NitroshureTM products and lower average selling price of Aminoshure® products, due to weaker dairy economics, particularly in international markets as well as increased competition, partially offset by increased sales of Reashure.  Monogastric product sales declined by $5,642 or 6.6% primarily due to lower average selling prices for feed grade choline chloride, partially offset by higher volumes. Net sales for the Specialty Products segment were $53,919 for the nine months ended September 30, 2016, as compared with $41,202 for the nine months ended September 30, 2015, an increase of $12,717 or 30.9%. The sales from the recently acquired Albion business contributed $12,257 of the overall increase. Net sales for the Industrial Products segment were $18,665 for the nine months ended September 30, 2016 as compared to $46,301 for the nine months ended September 30, 2015, a decrease of $27,636 or 59.7%.  The decrease is principally due to volume decreases experienced in various choline and choline derivatives used in shale fracking applications, consistent with the end market activity decline.

Gross Margin

For the nine months ended September 30, 2016, gross margin increased to $133,929 compared to $128,171 for the nine months ended September 30, 2015.  Gross margin as a percentage of sales for the nine months ended September 30, 2016 increased to 32.5% from 30.5% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment increased 0.9% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to improved product mix and lower raw material costs. The acquired product lines within the Human Nutrition & Health segment carry a higher gross margin but were partially offset by the valuation of acquired inventory to fair value, which increased cost of goods sold by $3,214. Gross margin percentage increased for Animal Nutrition & Health by 1.0% primarily due to product mix and decreased raw material cost.  Gross margin percentage for the Specialty Products segment decreased by 5.3% compared to the nine month period ended September 30, 2015 primarily due to the valuation of acquired inventory to fair value, which increased cost of goods sold by $2,149, along with an unfavorable product mix. Industrial Products gross margin percentage declined by 3.0% from the prior year comparative period, primarily due to lower volume resulting in manufacturing inefficiencies, and lower average selling prices.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016 were $67,682 or 16.4% of net sales as compared to $56,437 or 13.4% of net sales for the nine months ended September 30, 2015.  The increase was primarily due to Albion’s operating expenses.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the nine months ended September 30, 2016 were $66,247 as compared to $71,734 for the nine months ended September 30, 2015, a decrease of $5,487 or 7.6%.  Earnings from operations as a percentage of sales (“operating margin”) for the nine months ended September 30, 2016 were 16.1%, decreasing from 17.1% for the nine months ended September 30, 2015, primarily due to the aforementioned impact of the valuation of the acquired inventory, transaction and integration expenses and volume decrease experienced in the Industrial Products segment.  These were partially offset by a favorable product mix, lower raw material costs, a favorable legal settlement, and operating expenses in 2015 that included a one-time equity compensation charge.  Excluding the impact of amortization expenses, valuation of the acquired inventory, transaction and integration costs, one-time equity compensation charge, and the favorable legal settlement, the earnings from operations were $94,629, or 22.9% of sales, for the nine months ended September 30, 2016 and $93,044, or 22.2%, of sales for the nine months ended September 30, 2015. Earnings from the Human Nutrition & Health segment were $27,856, a decrease of $541 or 1.9%, primarily due to the impact of the valuation of acquired inventory and lower sales volumes of Powders & Flavors systems, partially offset by an improved product mix and reduced raw material costs. Animal Nutrition & Health segment earnings from operations were $20,623, a decrease of $980 or 4.5%, primarily the result of lower sales and unfavorable product mix, partially offset by raw material cost decreases. Earnings from operations from the Specialty Products segment were $17,541, a decrease of $284, or 1.6%, primarily the result of valuation of acquired inventory to fair value, partially offset by higher sales and favorable raw material costs. Earnings from operations from the Industrial Products segment of $1,019 for the nine months ended September 30, 2016 declined $4,352 compared to the nine months ended September 30, 2015, primarily due to volume decreases.

Other Expenses (Income)

Interest expense for the nine months ended September 30, 2016 and 2015 was $5,538 and $5,092, respectively, and is primarily related to the loans entered into on May 7, 2014.  Other expense was $581 for the nine months ended September 30, 2016 and $209 for the nine months ended September 30, 2015, respectively.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2016 and 2015 was 33.4% and 33.7%, respectively. The decrease in the effective tax rate is primarily attributable to certain tax credits and deductions.

Net Earnings

Principally as a result of the above-noted details, net earnings for the nine months ended September 30, 2016 were $40,048 as compared with $44,063 for the nine months ended September 30, 2015, a decrease of $4,015 or 9.1%.

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

The Company's contractual obligations as of September 30, 2016, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$18,375	$2,561	$3,958	$2,670	$9,186
Purchase obligations (2)	16,235	16,235	-	-	-
Debt (3)	299,250	35,000	264,250	-	-
Total	$333,860	$53,796	$268,208	$2,670	$9,186

(1)	Principally includes obligations associated with future minimum non-cancelable operating lease obligations.

(2)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

(3)	Consists of $271,250 senior secured term loan and $28,000 revolving loan.

The table above excludes a $6,839 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

The Company knows of no current or pending demands on, or commitments for, its liquid assets that will materially affect its liquidity.

During the nine months ended September 30, 2016, other than the long-term debt and other obligations related to the acquisition of Albion International, Inc., there were no other material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents decreased to $32,533 at September 30, 2016 from $84,795 at December 31, 2015 primarily resulting from the acquisition of Albion.  At September 30, 2016, the Company had $18,571 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our U.S. operations, we could be required to pay additional U.S. taxes to repatriate these funds.  Working capital was $98,991 at September 30, 2016 as compared to $117,172 at December 31, 2015, a decrease of $18,181.

Operating Activities

Cash flows from operating activities provided $79,817 for the nine months ended September 30, 2016 as compared to $78,850 for the nine months ended September 30, 2015.  The increase in cash flows from operating activities was primarily due to improved inventories, and accounts payable and accrued expenses, along with higher depreciation and amortization expense, partially offset by lower net earnings and unfavorable accounts receivable and income taxes.

Investing Activities

As previously noted, on February 1, 2016 the Company acquired Albion for a purchase price of approximately $111,500, amounting to approximately $110,600 to the former shareholders, including adjustments for working capital acquired, and approximately $900 to Albion’s lenders to pay off all of Albion’s bank debt. The Company continues to invest in projects across all production facilities and capital expenditures were $18,801 for the nine months ended September 30, 2016. The Company spent approximately $6,519 towards its agglomeration production equipment initiative. In addition, capital expenditures of approximately $1,825 were related to expanding the Company’s Animal, Nutrition & Health capacity in our manufacturing facility located in Verona, Missouri.

Financing Activities

As previously noted, the Company borrowed $65,000 from the available revolving loan to finance the acquisition of Albion International, Inc. The Company made debt payments of $26,250 related to the senior secured term loan and $37,000 related to the revolving loan during 2016. The Company has $72,000 available under its revolving loan agreement.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in September 1999, a total of 2,149,574 shares have been purchased, none of which remained in treasury at September 30, 2016.   The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $5,985 and $11,901 for the nine months ended September 30, 2016 and 2015, respectively.  Dividend payments were $10,727 and $9,251 for the nine months ended September 30, 2016 and 2015, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of two retirement medical plans.  The liability recorded in other long-term liabilities on the consolidated balance sheet as of September 30, 2016 is $1,483 and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the newly adopted plan.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2015 Annual Report on Form 10-K, during the nine months ended September 30, 2016.

Related Party Transactions

The Company was engaged in related party transactions with St. Gabriel CC Company, LLC during the nine months ended September 30, 2016. See Note 17.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of September 30, 2016, the Company’s borrowings were under a bank term loan and revolving loan bearing interest at LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at September 30, 2016, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $2,993. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

On February 1, 2016, we completed the acquisition of Albion International, Inc. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information. We are integrating Albion into our internal control over financial reporting process and expect to include the business in our assessment of internal control over financial reporting as of December 31, 2016.  Total assets of the Albion International, Inc. business represented approximately 13% of our consolidated total assets as of September 30, 2016, and net sales related to the Albion International, Inc. business represented approximately 9% of our consolidated net sales for the nine months ended September 30, 2016.

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

Date: November 4, 2016

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