Form 10-K
period 2016-12-31
BALCHEM CORP
filed 2017-02-28
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Yes ☐ No ☑

The aggregate market value of the common stock, par value $.06-2/3 per share (the “Common Stock”), issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the NASDAQ Global Market on June 30, 2016 was approximately $1,867,000,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant's 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant's Common Stock was 31,770,824 as of February 21, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s proxy statement for its 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2016 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated therein.

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

General:

Balchem Corporation (“Balchem,” the “Company,” “we” or “us”), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical, medical sterilization and industrial markets. Our reportable segments are strategic businesses that offer products and services to different markets. We presently have four reportable segments: Human Nutrition & Health (formerly SensoryEffects); Animal Nutrition & Health; Specialty Products; and Industrial Products.

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

The Company operates five wholly-owned domestic subsidiaries: SensoryEffects, Inc. (“SE”), a Delaware corporation, SensoryEffects Cereal Systems, Inc. (“SECS”), a Delaware corporation, Albion International, Inc. (“Albion”), a Nevada corporation, BCP Ingredients, Inc. (“BCP”), a Delaware corporation, and Aberco,

Inc. (“Aberco”), a Maryland corporation. We operate two wholly-owned subsidiaries in Europe: Balchem BV, a Dutch limited liability company and Balchem Italia Srl, an Italian limited liability company. We also operate one wholly-owned subsidiary in Canada: Balchem LTD, a Canadian corporation. Unless otherwise stated to the contrary, or unless the context otherwise requires, references to the Company in this report includes Balchem Corporation and its subsidiaries.

Human Nutrition & Health (formerly SensoryEffects)

Our Human Nutrition & Health segment supplies ingredients in the food and beverage industry, providing customized solutions in powder, solid and liquid flavor delivery systems, spray dried emulsified powder systems, and cereal systems.  Our products include creamer systems, dairy replacers, powdered fats, nutritional beverage bases, beverages, juice & dairy bases, chocolate systems, ice cream bases & variegates, ready-to-eat cereals, grain based snacks, and cereal based ingredients. Additionally, we provide microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also produce and market human grade choline nutrients and mineral amino acid chelated products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Our mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Proprietary technology have been combined to create an organic molecule in a form the body can readily assimilate.

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

Sales of specialty products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of university and field research on the animal health benefits of the Company’s products. Management believes that success in the commodity-oriented basic choline chloride marketplace is highly dependent on the Company’s ability to maintain its strong reputation for excellent product quality and customer service. The Company continues to increase production efficiencies in order to maintain its competitive-cost position to effectively compete in a global marketplace.

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

Our micronutrient agricultural nutrition business sells chelated minerals primarily into high value crops.  We have a unique and patented two-step approach to solving mineral deficiency in plants to optimize health, yield and shelf-life.  First, we determine optimal mineral balance for plant health. We then have a foliar applied Metalosate® product range, utilizing patented amino acid chelate technology. Our products quickly and efficiently deliver mineral nutrients. As a result, the farmer/grower gets healthier crops that are more resistant to disease and pests, larger yields and healthier food for the consumer with extended shelf life for produce being shipped long distances.

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

Intellectual Property

The Company currently holds 109 patents in the United States and overseas and uses certain trade-names and trademarks. It also uses know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of its products. Formulae and know-how are of particular importance in the manufacture of a number of the Company’s proprietary products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is currently so material to the Company that the expiration or termination of any single patent or group of patents would materially affect its business. Our U.S. patents expire between 2017 and 2034. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, technical sales efforts and market conditions, rather than on patent protection.

Seasonality

In general, the businesses of our segments are not seasonal to any material extent.

Backlog

At December 31, 2016, the Company had a total backlog of $26,203,000 (including $18,496,000 for the HNH segment; $6,120,000 for the ANH segment; $1,066,000 for the Specialty Products segment and $521,000 for the Industrial Products segment), as compared to a total backlog of $30,448,000 at December 31, 2015 (including $20,947,000 for the HNH segment; $7,705,000 for the ANH segment; $753,000 for the Specialty Products segment and $1,043,000 for the Industrial Products segment). It has generally been the Company’s policy and practice to maintain an inventory of finished products and/or component materials for its segments to enable it to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2017 fiscal year.

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

Research & Development

During the years ended December 31, 2016, 2015 and 2014, the Company incurred research and development expenses of approximately $7.3 million, $6.0 million and $4.8 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes. At December 31, 2016, approximately 40 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

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

Capital Projects

The Company continues to invest in projects across all production facilities and capital expenditures were approximately $23.0 million, $41.3 million and $13.2 million for 2016, 2015 and 2014, respectively. In 2016, 2015 and 2014, respectively, capital expenditures of $1.8 million, $11.5 million, and $4.8 million were related to expanding the Company’s Animal Nutrition & Health capacity in the manufacturing facility located in Verona, Missouri. Additionally, the Company invested $6.8 million and $10.4 million in agglomeration production equipment during 2016 and 2015, respectively. Capital expenditures are projected to range from $25.0 million to $35.0 million for 2017.

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

With respect to the treatment of spices with ethylene oxide, the EPA allows the use of EO on the vast majority of spices. However, EPA prohibited its use for the treatment of basil, effective August 1, 2007, but allows the continuing use of ethylene oxide to treat all other spices, provided specific treatment parameters are used. During 2009, the EPA mandated that a toxicity study be performed on ethylene chlorohydrin, which is a “residue of concern”, according to the EPA. This study was financed by an industry trade association of which we are a member, and was submitted to the EPA in March 2012. In October 2016, the EPA issued a Data Evaluation Record accepting the ethylene chlorohydrin study.

In April 2008, the EPA issued a RED (“Reregistration Eligibility Decision”) for ethylene oxide which permitted the continued use of ethylene oxide “to sterilize medical or laboratory equipment, pharmaceuticals, and aseptic packaging, or to reduce microbial load on musical instruments, cosmetics, whole and ground spices and other seasoning materials and artifacts, archival material or library objects”. Currently, the EPA has initiated a new registration review of ethylene oxide, in line with and part of the registration review scheduled for a large number of other pesticides. A Final Work Plan was issued in March 2014. The EPA anticipates this registration review process will take approximately seven years. In December 2016, the EPA issued its Integrated Risk Information System (“IRIS”) assessment of EO, another aspect of EPA’s safety review of EO. To date, we have no indication that this IRIS assessment will have any discernable impact on the registration review process.  In addition, EPA has identified several potential additional testing requirements. The EPA and the registrants are in discussions regarding the additional testing. While some additional testing will be necessary, we believe that the use of ethylene oxide will continue to be permitted. The product, when used as a sterilant for certain medical devices, has no known equally effective substitute. Management believes the lack of availability of this product could not be easily tolerated by various medical device manufacturers or the health care industry due to the resultant infection potential.

Similarly, the EPA issued a RED for propylene oxide in August 2006. At that time, the EPA “determined that products containing the active ingredient PPO [propylene oxide] are eligible for reregistration provided that…risk mitigation measures…are adopted.” Our product label was amended as required to reflect these mitigation measures and also to show that propylene oxide has been reclassified as a restricted use pesticide. Currently, the EPA has initiated a new registration review of propylene oxide, in line with and part of the registration review scheduled for a large number of other pesticides. A Final Work Plan was issued in March 2014. The EPA anticipates this review process will take approximately seven years. As part of the process, the EPA has identified several potential additional testing requirements. The Company has completed two of the required studies and they have been submitted to the EPA for evaluation. Another study has been completed and the final report is expected to be ready for submission to EPA shortly. The Company has committed to conducting two additional studies, which are scheduled to begin during the first quarter of 2017. The Company is currently in discussions with the EPA regarding other studies. While it is possible that we will be required to perform additional testing, we believe that the use of propylene oxide to treat nuts and spices will continue to be permitted.

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

Employees

As of January 31, 2016, the Company employed approximately 1,060 persons. Approximately 95 employees at our Marano, Ticino, Italy facility are covered by a national collective bargaining agreement, which expires in 2017. Approximately 70 employees at the Company’s Verona, Missouri facility are covered by a collective bargaining agreement, which expires in 2018.

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

For the year ended December 31, 2016, approximately 25% of our net sales consisted of sales outside the United States. In addition, we conduct a portion of our manufacturing outside the United States. International sales are subject to inherent risks. The majority of our foreign sales occur through our foreign subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

We may, from time to time, experience problems in our labor relations.

In North America, approximately 75 employees, or 8% of our North American workforce, as of December 31, 2016, are represented by a union under a single collective bargaining agreement, which was re-negotiated and is effective as of July 9, 2012. It will expire in 2017. In Europe, approximately 95 employees are covered by a collective bargaining agreement that will also expire in 2018. We believe that our present labor relations with all of our union employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. Similarly, if our relations with the union portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected.

Our international operations subject us to currency translation risk and currency transaction risk which could cause our results to fluctuate from period to period.

The financial condition and results of operations of our foreign subsidiaries are reported in Euros and Canadian Dollars and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies in recent years have fluctuated and may do so in the future. Furthermore, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency different than the functional currency. Given the volatility of exchange rates, we may not be able to effectively manage our currency transactions and/or translation risks. Volatility in currency exchange rates could impact our business and financial results.

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

From time to time, we may acquire other businesses, enter into joint ventures and, based on an evaluation of our business portfolio, divest existing businesses. These acquisitions, joint ventures and divestitures may present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities and indemnities, and potential disputes with the buyers or sellers. In addition, we may be required to incur asset impairment charges (including charges related to tangible assets, goodwill and other intangible assets) in connection with acquired businesses which may reduce our profitability. If we are unable to consummate such transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected. Additionally, joint ventures inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks.

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

We and our affiliates own or lease several manufacturing facilities and sales offices throughout the United States, and we own a single manufacturing facility in Europe. The following table sets forth a list of our principal offices, production and other facilities throughout the world as of December 31, 2016.

Site	Leased/Owned	Sq. Footage	Products/Functions
Corporate Offices
New Hampton, NY	Leased	20,000	Corporate headquarters
St. Louis, MO	Leased (SensoryEffects)	9,161	Administrative offices SensoryEffects
Layton, UT	Leased (Albion)	10,472	Administrative offices Albion
Manufacturing Facilities
Verona, MO	Owned (BCP)	151,000	aqueous and dry choline chloride, animal feed products, human choline nutrients, repackaging for Specialty Products, and warehousing
Slate Hill, NY	Owned	51,000	encapsulated products, blending and repackaging for Specialty Products, and warehousing
Green Pond, SC	Owned	34,000	repackaging for Specialty Products and warehousing
Salt Lake City, UT	Owned	16,500	chelated mineral nutrients and warehousing
Covington, VA	Owned	70,000	encapsulated animal feed products and warehousing
Marano Ticino, Italy	Owned (Balchem Italia)	342,734	methylamines, metam sodium, animal, human and industrial grade choline, and warehousing
Sleepy Eye, MN	Owned (SensoryEffects)	32,000	spray drying of dairy creamers and cocoa blends, and warehousing
Bridgeton, MO	Owned (SensoryEffects)	84,000	creamer products, cocoa powders, liquid and solid flavor inclusions, and warehousing
Marshfield, WI	Owned (SensoryEffects)	70,000	spray drying of lipid based powders, blending, and warehousing
Reading, PA	Owned (SensoryEffects)	39,750	spray drying of human nutritional products and warehousing
Defiance, OH	Owned (SensoryEffects)	140,700	spray drying of creamer products, solid flavor inclusions for baking, blending and warehousing
Lincoln, NE	Leased (SensoryEffects)	87,650	cereal products and warehousing
Morrisburg, Canada	Owned (Balchem LTD)	4,500	dry choline chloride and warehousing
Roy, UT	Leased (Albion)	6,510	quality control lab
Ogden, UT	Leased (Albion)	25,515	human mineral spray drying and packaging
Ogden, UT	Leased (Albion)	38,274	warehousing
Ogden, UT	Leased (Albion)	16,434	warehousing

Ogden, UT	Owned (Albion)	13,744	plant mineral liquid production and packaging
Whittemore, IA	Leased (Albion)	45,288	plant and animal spray drying and packaging

Item 3.	Legal Proceedings

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

The high and low closing prices for the Common Stock as recorded for each quarterly period during the years ended December 31, 2016 and 2015 were as follows:

Quarterly Period	High	Low
Ended March 31, 2016	$65.07	$53.34
Ended June 30, 2016	64.35	57.31
Ended September 30, 2016	77.53	59.54
Ended December 31, 2016	87.56	68.53

Quarterly Period	High	Low
Ended March 31, 2015	$64.18	$52.80
Ended June 30, 2015	64.00	52.42
Ended September 30, 2015	62.00	53.49
Ended December 31, 2015	69.65	60.34

On February 21, 2017, the closing price for the Common Stock on the Nasdaq Global Market was $85.40.

(b)	Record Holders.

As of February 21, 2017, the approximate number of holders of record of the Company’s Common Stock was 95. Such number does not include stockholders who hold their stock in street name. As of February 21, 2017, the total number of beneficial owners of the Company's Common Stock is estimated to be approximately 21,667.

(c)	Dividends.

The Company declared cash dividends of $0.38 and $0.34 per share on its Common Stock during its fiscal years ended December 31, 2016 and 2015, respectively.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

(e)	Performance Graph.

The graph below sets forth the cumulative total stockholder return on the Company's Common Stock (referred to in the table as “BCPC”) for the five years ended December 31, 2016, the overall stock market return during such period for shares comprising the Russell 2000® Index (which the Company believes includes companies with market capitalization similar to that of the Company), and the overall stock market return during such period for shares comprising the Dow Jones U.S. Specialty Chemicals Index, in each case assuming a comparable initial investment of $100 on December 31, 2011 and the subsequent reinvestment of dividends. The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index. In light of the Company's industry segments, the Company does not believe that published industry-specific indices are necessarily representative of stocks comparable to the Company. Nevertheless, the Company considers the Dow Jones U.S. Specialty Chemicals Index to be potentially useful as a peer group index with respect to the Company. The performance of the Company's Common Stock shown on the graph below is historical only and not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The selected statements of operations data set forth below for the years ended December 31, 2016, 2015, and 2014 and the selected balance sheet data as of December 31, 2016 and 2015 have been derived from our Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC. The following information should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere herein.

(In thousands, except per share data)
Year ended December 31,	2016	2015	2014	2013	2012
Statement of Operations Data
Net sales	$553,204	$552,492	$541,383	$337,173	$310,393
Earnings before income tax expense	82,934	87,063	77,052	65,818	59,844
Income tax expense	26,962	27,341	24,226	20,944	19,839
Net earnings	55,972	59,722	52,826	44,874	40,005
Basic net earnings per common share	$1.78	$1.92	$1.74	$1.51	$1.38
Diluted net earnings per common share	$1.75	$1.89	$1.69	$1.45	$1.32

At December 31,	2016	2015	2014	2013	2012
Balance Sheet Data
Total assets	$948,626	$879,686	$861,531	$376,872	$312,545
Long-term debt (including current portion)	280,490	295,963	332,500	-	-
Other long-term obligations	6,896	6,683	5,950	3,877	3,431
Total stockholders’ equity	521,033	463,705	391,898	331,358	273,012
Dividends per common share	$.38	$.34	$.30	$.26	$.22

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We develop, manufacture, distribute and market specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health, medical device sterilization and industrial markets. Our four reportable segments are strategic businesses that offer products and services to different markets: Human Nutrition & Health, Animal Nutrition & Health, Specialty Products, and Industrial Products.

Acquisition of Albion International, Inc.

On February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion International, Inc. (Albion), a privately held manufacturer of mineral amino acid chelates, specialized mineral salts and mineral complexes, headquartered in Clearfield, Utah.  The Company made payments of approximately $116.4 million on the acquisition date, amounting to approximately $110.6 million to the former shareholders, adjustments for working capital acquired of $4.9 million, and approximately $0.9 million to Albion’s lenders to pay off all Albion bank debt.  Albion has been a world leader and innovator in the manufacture of superior organic mineral compounds for sixty years and leverages scientific expertise in the areas of human and plant nutrition.  Albion’s products are renowned in the supplement industry for technologically advanced, unparalleled bioavailability.  The acquisition of Albion continues to expand the Company’s science based human health and wellness solutions and will immediately increase our product offerings in the nutritional ingredient market.  Additionally, the Company will also benefit from a broader geographic footprint and a stronger position as a technological leader in spray-drying and ingredient delivery solutions.  Albion’s human nutrition business will become a part of the Human Nutrition & Health reportable segment and the plant nutrition business will become a part of the Specialty Products reportable segment.

Human Nutrition & Health (formerly SensoryEffects)

Our Human Nutrition & Health segment supplies ingredients in the food and beverage industry, providing customized solutions in powder, solid and liquid flavor delivery systems, spray dried emulsified powder systems, and cereal systems.  Our products include creamer systems, dairy replacers, powdered fats, nutritional beverage bases, beverages, juice & dairy bases, chocolate systems, ice cream bases & variegates, ready-to-eat cereals, grain based snacks, and cereal based ingredients. Additionally, we provide microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also produce and market human grade choline nutrients and mineral amino acid chelated products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Our mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Proprietary technology have been combined to create an organic molecule in a form the body can readily assimilate.

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

Sales of specialty products for the animal nutrition and health industry are highly dependent on dairy industry economics as well as the ability of the Company to leverage the results of university and field research on the animal health benefits of the Company’s products. Management believes that success in the commodity-oriented basic choline chloride marketplace is highly dependent on the Company’s ability to maintain its strong reputation for excellent product quality and customer service. The Company continues to increase production efficiencies in order to maintain its competitive-cost position to effectively compete in a global marketplace.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2016, 2015 and 2014 (in thousands):

Business Segment Net Sales:
	2016	2015	2014
Human Nutrition & Health	$297,134	$278,288	$206,101
Animal Nutrition & Health	161,119	165,763	176,477
Specialty Products	70,126	54,236	54,053
Industrial Products	24,825	54,205	104,752
Total	$553,204	$552,492	$541,383

Business Segment Earnings From Operations:
	2016	2015	2014
Human Nutrition & Health	$38,156	$38,302	$21,260
Animal Nutrition & Health	28,686	27,851	23,687
Specialty Products	22,862	23,995	21,316
Industrial Products	1,949	5,594	16,532
Total	$91,653	$95,742	$82,795

Fiscal Year 2016 compared to Fiscal Year 2015
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2016 were $553,204 as compared with $552,492 for 2015, an increase of $712 or 0.1%. Net sales for the Human Nutrition & Health segment were $297,134, compared with $278,288, for the year ended December 31, 2015, an increase of $18,846 or 6.8%.  Net sales from the acquired Albion business contributed $34,484 to the overall increase.  This increase was partially offset by the Powder & Flavor Systems and Cereal Systems product lines decreases of $12,128 and $1,668, respectively. Net sales for the Animal Nutrition & Health segment were $161,119 for 2016 compared with $165,763 for the prior year, a decrease of $4,644 or 2.8%.  Sales of products targeted for ruminant animal feed markets realized a sales increase of 5.6% or $2,848 from the prior period.  The increase was primarily the result of higher sales volumes of Reashure®, partially offset by decreased sales of Aminoshure® and NitroshureTM products due to weaker dairy economics, particularly in international markets as well as increased competition.  Global feed grade choline product sales decreased $9,025 or 8.4% primarily due to lower average selling prices and the weakened Euro, which was partially offset by higher sales volumes of 4.0%. Specialty Products segment sales for 2016 were $70,126 compared to sales of $54,236 for 2015, an increase of $15,890 or 29.3%. Net sales from the acquired Albion business contributed $15,124 to the overall increase. The Company experienced Industrial Product segment sales decline of $29,380 or 54.2% over the prior year predominately due to volume decreases of various choline and choline derivatives used in shale fracking applications, consistent with the end market activity decline.

Gross Margin

Gross margin for 2016 increased to $180,861 compared to $168,097 for 2015, an increase of $12,764 or 7.6% and was principally a result of the acquired Albion product lines being partially offset by lower volumes. Gross margin as a percentage of sales for 2016 increased to 32.7% from 30.4% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment increased 1.0% in 2016 as compared to 2015, due to the acquired Albion product lines having a higher gross margin, as well as reduced raw material costs in 2016, being partially offset by valuation of acquired inventory to fair value. Gross margin percentage for the Animal Nutrition & Health segment increased 2.2% compared to 2015, due to a favorable product mix and decreases in certain petrochemical raw material costs. Gross margin percentage for the Specialty Products segment decreased 5.4% due primarily to acquisition accounting around the fair value of acquired inventory and amortization of intangibles. Gross margins for the Industrial Products segment were flat primarily due to reduced volumes contributing to unfavorable manufacturing efficiencies, along with lower average selling prices, being offset by favorable petrochemical raw material costs.

Operating Expenses

Operating expenses for 2016 were $90,023 or 16.3% of net sales as compared to $74,141 or 13.4% of net sales for 2015.  The increase was primarily due to increased expenses associated with the acquired Albion business, including higher intangible asset amortization of $3,736. The Company incurred transaction and integration costs of $1,515 and $324, in 2016 and 2015, respectively. Additionally, the Company recognized a one-time equity compensation charge of $1,462 during 2015. During 2016 and 2015, the Company spent $7,325 and $5,990 respectively, on research and development programs, most of which pertained to the Company’s Human Nutrition & Health and Animal Nutrition & Health segments.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for 2016 were $90,838 as compared to $93,956 for 2015, a decrease of $3,118 or 3.3%. Earnings from operations as a percentage of sales (“operating margin”) for 2016 was 16.4% decreasing from 17.0% in 2015 primarily due to the aforementioned impact of the valuation of the acquired inventory, transaction and integration expenses, greater amortization expense, and lower volumes. This decrease was partially offset by a favorable product mix, lower raw material costs, a favorable legal settlement, and the one-time equity compensation charge in 2015. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, and broadening product applications of human and animal health specialty ingredients into both the domestic and international markets. Earnings from operations for the Human Nutrition & Health segment were $38,156, a decrease of $146 or 0.4% primarily due to the addition of Albion product lines being offset by the valuation of acquired inventory to fair value and lower sales volumes of Powder & Flavor systems.  Animal Nutrition & Health segment earnings from operations were $28,686, an increase of $835 or 3.0%, primarily due to a more favorable product mix and decreases in certain petrochemical raw material costs. Earnings from operations for the Specialty Products segment were $22,862, a decrease of $1,133 or 4.7%, primarily the result of valuation of acquired inventory to fair value and certain higher operating expenses, partially offset by the addition of Albion product lines. Industrial Products segment earnings from operations declined $3,645 or 65.2%; primarily due to volume decreases.

Other Expenses (Income)

Interest expense for 2016 and 2015 was $7,265 and $6,593, respectively, and is primarily related to the loans entered into on May 7, 2014.  Interest income was $9 for 2016 and 2015.  The Company has invested available cash primarily in money market investments that have been classified as cash equivalents due to the short maturities of these investments.  Other expense was $648 and $309 for 2016 and 2015, respectively.

Income Tax Expense

The Company’s effective tax rate for 2016 and 2015 was 32.5% and 31.4%, respectively. The increase is primarily related to discreet events.

Net Earnings

Principally as a result of the above-noted details, net earnings were $55,972 for 2016, as compared with $59,722 for 2015, a decrease of 6.3%.

Fiscal Year 2015 compared to Fiscal Year 2014
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2015 were $552,492 as compared with $541,383 for 2014, an increase of $11,109 or 2.1%. Net sales for the Human Nutrition & Health segment were $278,288, compared with $206,101, for the year ended December 31, 2014, an increase of $72,187 or 35.0%.  Net sales from the acquired SensoryEffects business contributed $69,829 to the overall increase.  The Powder & Flavor Systems and Cereal Systems product lines comprised $56,509 and $10,240 of the increase, respectively.  Also contributing to the higher sales was a $3,070 or 11.1% increase in encapsulated ingredients used for baking and food preservation; primarily due to greater volume.  Net sales for the Animal Nutrition & Health segment were $165,763 for 2015 compared with $176,477 for the prior year, a decrease of $10,714 or 6.1%.  Sales of products targeted for ruminant animal feed markets realized a sales decline of 1.6% or $812 from the prior period.  The decline was primarily the result of lower sales volumes of Aminoshure® and NitroshureTM products due to weaker dairy economics, particularly in international markets as well as increased competition, partially offset by increased sales of Reashure®.  Global feed grade choline product sales decreased $9,471 or 8.1% primarily due to lower average selling prices and the weakened Euro, which was partially offset by higher volume. Specialty Products segment sales were flat compared to prior year. The Company experienced Industrial Product segment sales decline of $50,547 or 48.3% over the prior year predominately due to volume decreases of various choline and choline derivatives used in shale fracking applications, consistent with the end market activity decline.

Gross Margin

Gross margin for 2015 increased to $168,097 compared to $144,172 for 2014, an increase of $23,925 or 16.6% and was principally a result of lower raw material costs and a favorable product mix. Gross margin as a percentage of sales for 2015 increased to 30.4% from 26.6% in the prior year comparative period.  Gross margins for the Human Nutrition & Health segment increased 4.1% in 2015 as compared to 2014, due to the valuation of acquired inventory to fair value, which increased cost of sales by $4,735 in 2014, as well as reduced raw material costs in 2015. Gross margin percentage for the Animal Nutrition and Health segment increased 3.2% compared to 2014, due to a favorable product mix and decreases in certain petrochemical raw material costs. Gross margin percentage for the Specialty Products segment increased 4.9% due to lower raw material costs. Gross margins for the Industrial Products segment declined 3.7% primarily due to reduced volumes contributing to unfavorable manufacturing efficiencies, lower average selling price, and increased supply chain costs.  These increased costs were partially offset by favorable petrochemical raw material costs.

Operating Expenses

Operating expenses for 2015 were $74,141 or 13.4% of net sales as compared to $62,029 or 11.5% of net sales for 2014.  The increase was primarily due to increased expenses associated with the acquired SensoryEffects business, including higher intangible asset amortization of $6,768; partially offset by a reduction of transaction and integration costs. The Company incurred transaction and integration costs of $324 and $3,652, in 2015 and 2014, respectively. Additionally, the Company recognized a one-time equity compensation charge of $1,462 during 2015. Partially offsetting 2014 operating expenses is a $2.9 million favorable net legal settlement.  During 2015 and 2014, the Company spent $5,990 and $4,810 respectively, on research and development programs, most of which pertained to the Company’s Human Nutrition & Health and Animal Nutrition & Health segments.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for 2015 were $93,956 as compared to $82,143 for 2014, an increase of $11,813 or 14.4%. Earnings from operations as a percentage of sales (“operating margin”) for 2015 was 17.0% increasing from 15.2% in 2014 primarily due to the aforementioned impact of the valuation of the acquired inventory, transaction and integration expenses, favorable product mix and lower raw material costs. Greater amortization expense, the one-time equity compensation charge and higher supply chain costs partially offset the improvement in earnings from operations. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, broadening product applications of human and animal health specialty products into both the domestic and international markets, as well as capitalizing logistically on the Company’s varied choline production capabilities. Earnings from operations for Human Nutrition & Health were $38,302, an increase of $17,042 or 80.2% primarily due to a full year of sales from the acquisition of SensoryEffects partially offset by increased amortization expense.  Animal Nutrition & Health segment earnings from operations were $27,851, an increase of $4,164 or 17.6%, primarily due to a more favorable product mix and decreases in certain petrochemical raw material costs. Earnings from operations for the Specialty Products segment were $23,995, an increase of $2,679 or 12.6%, primarily from lower raw material costs. Industrial Products segment earnings from operations declined $10,938 or 66.2%, primarily due to volume decreases.

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

LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

Contractual Obligations

The Company's contractual obligations as of December 31, 2016, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$17,510	$2,436	$3,713	$2,609	$8,752
Purchase obligations (2)	20,267	20,267	-	-	-
Debt (3)	281,500	35,000	246,500	-	-
Total	$319,277	$57,703	$250,213	$2,609	$8,752

(1)	Principally includes obligations associated with future minimum non-cancelable operating lease obligations.

(2)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

(3)	Consists of $262,500 senior secured term loan and $19,000 revolving loan.

The table above excludes a $6,637 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

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

Cash

Cash and cash equivalents decreased to $38,643 at December 31, 2016 from $84,795 at December 31, 2015 primarily resulting from the acquisition of Albion.  At December 31, 2016, the Company had $17,223 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our U.S. operations, we could be required to pay additional U.S. taxes to repatriate these funds.  Working capital was $87,434 at December 31, 2016 as compared to $117,172 at December 31, 2015, a decrease of $29,738.

Operating Activities

Cash flows from operating activities provided $107,612 as of December 31, 2016 as compared to $103,826 as of December 31, 2015.  The increase in cash flows from operating activities was primarily due to improved inventories, and accounts payable and accrued expenses, along with higher depreciation and amortization expense, partially offset by lower net earnings and unfavorable accounts receivable and income taxes.

Investing Activities

As previously noted, on February 1, 2016 the Company acquired Albion for a purchase price of approximately $111,500, amounting to approximately $110,600 to the former shareholders, including adjustments for working capital acquired, and approximately $900 to Albion’s lenders to pay off all of Albion’s bank debt. The Company continues to invest in projects across all production facilities and capital expenditures were $23,034 as of December 31, 2016. The Company spent approximately $6.8 million towards its agglomeration production equipment initiative. In addition, capital expenditures of approximately $1.8 million were related to expanding the Company’s Animal, Nutrition & Health capacity in our manufacturing facility located in Verona, Missouri.

Financing Activities

As previously noted, the Company borrowed $65,000 from the available revolving loan to finance the acquisition of Albion International, Inc. The Company made debt payments of $35,000 related to the senior secured term loan and net payments of $46,000 related to the revolving loan during 2016. The Company has $81,000 available under its revolving loan agreement.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,150,835 shares have been purchased, none of which remained in treasury at December 31, 2016.   The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $7,192 and $12,605 as of December 31, 2016 and 2015, respectively.  Dividend payments were $10,720 and $9,251 as of December 31, 2016 and 2015, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of two retirement medical plans.  The liability recorded in other long-term liabilities on the consolidated balance sheet as of December 31, 2016 is $1,411 and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the newly adopted plan.

Related Party Transactions

The Company was engaged in related party transactions with St. Gabriel CC Company, LLC as of December 31, 2016. See Note 18.

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

Long-lived assets

Long-lived assets, such as property, plant, and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. For the year ended December 31, 2016, there were no triggering events which required asset impairment reviews.

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

As of October 1, 2016, 2015 and 2014, the Company opted to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test. We assessed the fair values of our reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for our conclusions, as well as the market approach and cost approach.  Our estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal values and future economic and market conditions.  Our assessment concluded that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the reporting units was not considered impaired. The Company may perform the qualitative assessment in subsequent periods.

Accounts Receivable

We market our products worldwide to a diverse customer base, principally throughout the Americas, Europe, and Asia. We grant credit terms in the normal course of business to our customers. We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information. We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

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

Cash and cash equivalents are held primarily in money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of December 31, 2016, the Company had borrowings of $281,500. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Balchem Corporation

We have audited the accompanying consolidated balance sheets of Balchem Corporation and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016, and the financial statement schedule of Balchem Corporation listed in the Index at Item 8.  We also have audited Balchem Corporation’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Balchem Corporation's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Balchem Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America, and, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, Balchem Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP
New York, New York
February 28, 2017

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2016 and 2015
(Dollars in thousands, except share and per share data)

	2016	2015

Current assets:
Cash and cash equivalents	$38,643	$84,795
Accounts receivable, net of allowance for doubtful accounts of $489 and $235 at December 31, 2016 and 2015, respectively	83,252	60,485
Inventories	57,245	46,085
Prepaid expenses	4,110	3,208
Deferred income taxes	712	810
Other current assets	4,480	2,909
Total current assets	188,442	198,292

Property, plant and equipment, net	165,754	158,515

Goodwill	439,811	383,906
Intangible assets with finite lives, net	147,484	134,911
Other assets	7,135	4,062
Total assets	$948,626	$879,686

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$32,514	$14,708
Accrued expenses	14,758	12,829
Accrued compensation and other benefits	6,648	5,128
Dividends payable	12,088	10,727
Income taxes payable	-	2,728
Current portion of long-term debt	35,000	35,000
Total current liabilities	101,008	81,120

Long-term debt	226,490	260,963
Revolver loan - long-term	19,000	-
Deferred income taxes	74,199	67,215
Other long-term obligations	6,896	6,683
Total liabilities	427,593	415,981

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 120,000,000 shares; 31,757,861shares issued and outstanding at December 31, 2016 and 31,528,449 shares issued and 31,527,360 outstanding at December 31, 2015	2,117	2,102
Additional paid-in capital	137,676	122,594
Retained earnings	388,089	344,197
Accumulated other comprehensive loss	(6,849)	(5,114)
Treasury stock, at cost: 0 and 1,089 shares at December 31, 2016and 2015, respectively	-	(74)
Total stockholders' equity	521,033	463,705

Total liabilities and stockholders' equity	$948,626	$879,686

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2016, 2015 and 2014
(In thousands, except per share data)

	2016	2015	2014

Net sales	$553,204	$552,492	$541,383

Cost of sales	372,343	384,395	397,211

Gross margin	180,861	168,097	144,172

Operating expenses:
Selling expenses	55,172	46,255	35,758
Research and development expenses	7,325	5,990	4,810
General and administrative expenses	27,526	21,896	21,461
	90,023	74,141	62,029

Earnings from operations	90,838	93,956	82,143

Other expenses (income):

Interest income	(9)	(9)	(64)
Interest expense	7,265	6,593	5,145
Other, net	648	309	10

Earnings before income tax expense	82,934	87,063	77,052

Income tax expense	26,962	27,341	24,226

Net earnings	$55,972	$59,722	$52,826

Basic net earnings per common share	$1.78	$1.92	$1.74

Diluted net earnings per common share	$1.75	$1.89	$1.69

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
 Consolidated Statements of Comprehensive Income
 Years Ended December 31, 2016, 2015 and 2014
 (In thousands)

	2016	2015	2014

Net earnings	$55,972	$59,722	$52,826

Other comprehensive loss, net of tax:

Net foreign currency translation adjustment	(1,390)	(2,615)	(2,972)

Net change in postretirement benefit plan, net of taxes of $49,$72, and $56 at December 31, 2016, 2015, and 2014, respectively	(345)	152	123

Other comprehensive loss	(1,735)	(2,463)	(2,849)

Comprehensive income	$54,237	$57,259	$49,977

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
 Consolidated Statements of Stockholders' Equity
 Years Ended December 31, 2016, 2015 and 2014
 (Dollars in thousands, except share and per share data)

			Accumulated
	Total		Other					Additional
	Stockholders'	Retained	Comprehensive	Common Stock		Treasury Stock		Paid-in
	Equity	Earnings	Income (Loss)	Shares	Amount	Shares	Amount	Capital

Balance - December 31, 2013	$331,358	$251,627	$198	30,225,763	$2,016	-	$-	$77,517

Net earnings	52,826	52,826	-	-	-	-	-	-
Other comprehensive loss	(2,849)	-	(2,849)	-	-	-	-	-
Dividends ($.30 per share)	(9,251)	(9,251)	-	-	-	-	-	-
Treasury shares purchased	(1,068)	-	-	-	-	(17,497)	(1,068)	-
Shares and options issued under stock plans and an income tax benefit of $7,220	20,882	-	-	619,823	42	17,497	1,068	19,772

Balance - December 31, 2014	391,898	295,202	(2,651)	30,845,586	2,058	-	-	97,289

Net earnings	59,722	59,722	-	-	-	-	-	-
Other comprehensive loss	(2,463)	-	(2,463)	-	-	-	-	-
Dividends ($.34 per share)	(10,727)	(10,727)	-	-	-	-	-	-
Treasury shares purchased	(1,205)	-	-	-	-	(20,692)	(1,205)	-
Shares and options issued under stock plans and an income tax benefit of $7,009	26,480	-	-	682,863	44	19,603	1,131	25,305

Balance - December 31, 2015	463,705	344,197	(5,114)	31,528,449	2,102	(1,089)	(74)	122,594

Net earnings	55,972	55,972	-	-	-	-	-	-
Other comprehensive loss	(1,735)	-	(1,735)	-	-	-	-	-
Dividends ($.38 per share)	(12,080)	(12,080)	-	-	-	-	-	-
Treasury shares purchased	(1,588)	-	-	-	-	(24,912)	(1,588)	-
Shares and options issued under stock plans and an income tax benefit of $2,546	16,759	-	-	229,412	15	26,001	1,662	15,082

Balance - December 31, 2016	$521,033	$388,089	$(6,849)	31,757,861	$2,117	-	$-	$137,676

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014

Cash flows from operating activities:
Net earnings	$55,972	$59,722	$52,826

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,202	39,964	30,524
Stock compensation expense	7,024	6,829	4,557
Deferred income taxes	(6,881)	(2,857)	(11,259)
Provision for doubtful accounts	258	(53)	238
Foreign currency transaction loss	(16)	25	105
Loss on disposal of assets	320	301	150
Changes in assets and liabilities, net of acquired balances
Accounts receivable	(15,659)	10,809	(8,395)
Inventories	4,745	3,126	6,698
Prepaid expenses and other current assets	240	1,233	(848)
Accounts payable and accrued expenses	17,841	(15,718)	7,747
Income taxes	(2,765)	633	3,370
Other	331	(188)	(363)
Net cash provided by operating activities	107,612	103,826	85,350

Cash flows from investing activities:
Capital expenditures	(23,034)	(41,300)	(13,199)
Cash paid for acquisition, net of cash acquired	(110,601)	-	(491,057)
Proceeds from sale of property, plant and equipment	4	34	1
Proceeds from insurance	1,000	-	-
Intangible assets acquired	(963)	(1,011)	(169)
Net cash used in investing activities	(133,594)	(42,277)	(504,424)

Cash flows from financing activities:
Proceeds from long-term debt	-	-	350,000
Principal payments on long-term debt	(35,000)	(35,000)	(17,500)
Proceeds from revolving loan	72,500	-	50,000
Principal payments on revolving loan	(53,500)	-	(50,000)
Principal payment on acquired debt	(884)	-	(75,550)
Cash paid for financing costs	-	-	(2,593)
Repayments of short-term obligations	-	-	(89)
Proceeds from stock options exercised	7,192	12,605	9,106
Excess tax benefits from stock compensation	2,546	7,009	7,220
Dividends paid	(10,720)	(9,251)	(7,856)
Purchase of treasury stock	(1,588)	(1,205)	(1,068)
Net cash (used in)/provided by financing activities	(19,454)	(25,842)	261,670

Effect of exchange rate changes on cash	(716)	(1,199)	(1,056)

(Decrease)/Increase in cash and cash equivalents	(46,152)	34,508	(158,460)

Cash and cash equivalents beginning of period	84,795	50,287	208,747
Cash and cash equivalents end of period	$38,643	$84,795	$50,287

Supplemental Cash Flow Information - see Note 16

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Balchem Corporation (including, unless the context otherwise requires, its wholly-owned subsidiaries, SensoryEffects, Inc., SensoryEffects Cereal Systems, Inc., Albion International, Inc., BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Italia Srl, and Balchem LTD (“Balchem” or the “Company”)), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical, agricultural, and medical sterilization industries.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company has funds in its cash accounts that are with third party financial institutions, primarily in money market funds. The Company’s U.S. and Italy cash balances at these financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) and Fondo Interbancario di Tutela dei Depositi (“FITD”) insurance limits.

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

Business Concentrations

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable and money market investments. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. The majority of the Company’s customers are major national or international corporations. In 2016, 2015 and 2014, no customer accounted for more than 10% of total net sales.

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

As of October 1, 2016 and 2015, the Company opted to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test. We assessed the fair values of our reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for our conclusions, as well as market approaches for certain reporting units.  Our estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal values and future economic and market conditions.  Our assessment concluded that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the reporting units is not considered impaired. The Company may resume performing the qualitative assessment in subsequent periods.

The Company had goodwill in the amount of $439,811 and $383,906 as of December 31, 2016 and December 31, 2015, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Goodwill at January 1, 2016	$383,906
Goodwill as a result of the Acquisition of Albion International, Inc. – see Note 2	55,905
Goodwill at December 31, 2016	$439,811

There was a $4,272 reduction in the carrying amount of goodwill during the three months ended December 31, 2016, as a result of changes to the fair value of assets acquired and liabilities assumed (See Note 2).

	December 31, 2016	December 31, 2015
Human Nutrition & Health	$404,187	$363,784
Animal Nutrition & Health	11,734	11,734
Specialty Products	22,662	7,160
Industrial Products	1,228	1,228
Total	$439,811	$383,906

The following intangible assets with finite lives are stated at cost and are amortized either on an accelerated basis or on a straight-line basis over the following estimated useful lives:

Amortization Period (in years)
Customer relationships and lists	10
Trademarks & trade names	17
Developed technology	5
Regulatory registration costs	5 - 10
Patents & trade secrets	15 - 17
Other	5 - 10

For the year ended December 31, 2016, there were no triggering events which required intangible asset impairment reviews.

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

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2016 and 2015 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio. The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable and accrued liabilities, and are carried at cost which approximates fair value due to the short-term maturity of these instruments.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), with amendments issued in 2016, which addresses revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. GAAP. This standard is effective, with either a full retrospective approach or a modified retrospective approach, for annual and interim periods beginning after December 15, 2017. We are assessing the impact of the guidance on our current accounting practices to identify differences that would result from applying the new requirements to our revenue contracts. We continue to make significant progress on our contract reviews and are also still in the process of evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure under the new guidance. Based on our findings so far, we do not currently expect this guidance to have a material impact on our financial statements. We are continuing our implementation plan and currently expect to adopt the new guidance beginning in 2018 using the modified retrospective approach.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires inventory to be measured at the lower of cost and net realizable value. This standard is effective prospectively for annual and interim periods beginning after December 15, 2016. Although, early adoption is permitted, the Company has elected not to adopt early as this ASU will not have a significant impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which addresses the recognition of assets and liabilities that arise from all leases. The guidance requires lessees to recognize right-to-use assets and lease liabilities for most leases in the Consolidated Balance Sheets. The guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which addresses the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016. Although, early adoption is permitted, the Company has elected not to adopt early. We expect that the adoption of this new guidance in 2017 will reduce our reported income taxes and will increase cash flows from operating activities; however, the amounts of that reduction/increase is dependent upon the underlying vesting or exercise activity and related future stock prices.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which addresses the definition of what constitutes a business by providing clarification of the three elements that constitutes a business. The guidance is effective for annual and interim periods beginning after December 15, 2017. Although, early adoption is permitted, the Company has elected not to adopt early as this ASU will not have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which addresses changes to the testing for goodwill impairment by eliminating Step 2 of the process. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Although, early adoption is permitted, the Company has elected not to adopt early as this ASU will not have a significant impact on the Company’s consolidated financial statements.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed.

Cash and cash equivalents	$	$ 4,949
Accounts receivable		7,671
Inventories		15,989
Property, plant and equipment		7,217
Customer relationships		18,443
Developed technology		9,060
Trade name		7,224
Licensing agreements		6,658
Other assets		1,200
Trade accounts payable		(1,104)
Accrued expenses		(2,788)
Bank debt		(884)
Deferred income taxes		(13,990)
Goodwill		55,905
Amount paid to shareholders		115,550
Albion bank debt paid on purchase date		884
Total amount paid on acquisition date	$	$ 116,434

The goodwill of $55,905 arising from the Acquisition consists largely of expected synergies, including the combined entities’ experience and technical problem solving capabilities, and acquired workforce. Goodwill of $40,403 and $15,502 is assigned to the Human Nutrition & Health and Specialty Products segments, respectively, and approximately $2,020 is tax deductible for income tax purposes.

The valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. In preparing our fair value of the intangible assets and certain tangible assets acquired, management, among other things, consulted an independent advisor.

Customer relationships are amortized over a 10-year period utilizing an accelerated method based on the estimated average customer attrition rate. Trade name, licensing agreements, and developed technology are amortized over 17 years, 8 years, and 5 years, respectively, utilizing the straight-line method as the consumption pattern of the related economic benefits cannot be reliably determined.

Transaction and integration related costs included in selling, and general and administrative expenses for the year ended December 31, 2016 are $1,499.

The following unaudited pro forma information has been prepared as if the Acquisition had occurred on January 1, 2015.

	Year Ended December 31, 2016			Year Ended December 31, 2015

	Net Sales	Net Earnings		Net Sales		Net Earnings
Albion’s actual results included in the Company’s consolidated income statement	$$49,608	$	$ 2,938		$-		$-

Supplemental pro forma combined financial information	$$557,784	$	$ 60,840	$	$ 605,273	$	$ 56,109

Basic earnings per share		$	$ 1.93			$	$ 1.80
Diluted earnings per share		$	$ 1.91			$	$ 1.77

2016 supplemental pro forma earnings for the year ended December 31, 2016 exclude $26,210 of acquisition-related costs incurred and $5,363 of nonrecurring expenses related to the fair value adjustment to acquisition-date inventory. The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the Albion acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

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

Additionally, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. The change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $2,546, $7,009, and $7,220 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s results for the years ended December 31, 2016, 2015 and 2014 reflected the following compensation cost and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Years Ended December 31,
	2016	2015	2014
Cost of sales	$1,040	$854	$593
Operating expenses	5,984	5,975	3,964
Net earnings	(4,473)	(4,395)	(2,926)

On December 31, 2016, the Company had one share-based compensation plan, which is described below (the “1999 Stock Plan”).

In June 1999, the Company adopted the Balchem Corporation 1999 Stock Plan for officers, directors, directors emeritus and employees of and consultants to the Company and its subsidiaries. The 1999 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the plan, options and rights to purchase shares of the Company’s Common Stock are granted at prices established at the time of grant. Option grants generally become exercisable 20% after 1 year, 60% after 2 years and 100% after 3 years from the date of grant for employees and are fully exercisable on the date of grant for directors. Other option grants are either fully exercisable on the date of grant or become exercisable thereafter in such installments as the Committee may specify. Options granted under the 1999 Stock Plan expire ten years from the date of grant. The 1999 Stock Plan initially reserved an aggregate of 600,000 shares (unadjusted for the stock splits) of Common Stock for issuance under the Plan. In April 2003, the Board of Directors of the Company adopted and stockholders subsequently approved, the Amended and Restated 1999 Stock Plan (the “Amended Plan”) which amended the 1999 Stock Plan by:  (i) increasing the number of shares of Common Stock reserved for issuance under the 1999 Stock Plan by 600,000 shares (unadjusted for the stock splits), to a total of 1,200,000 shares (unadjusted for the stock splits) of Common Stock; and (ii) confirming the right of the Company to grant awards of Common Stock (“Awards”) in addition to the other Stock Rights available under the 1999 Stock Plan, and providing certain language changes relating thereto. The Amended Plan was scheduled to expire in April 2009. In April 2008, the Board of Directors of the Company adopted and stockholders subsequently approved, the adoption of an amendment and restatement of the Amended Plan (collectively to be referred to as the “Second Amended Plan”), which provides as follows: (i) for a termination date of April 9, 2018; (ii) to authorize 6,000,000 shares reserved for future grants under the Second Amended Plan; (iii) for the making of grants of stock appreciation rights, restricted stock and performance awards; (iv) for immediate acceleration of vesting of awards issued under the plan in the event of a change in control of the Company; and (v) for compliance with the requirements of Sections 409A and 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”). The 1999 Stock Plan replaced the Company's incentive stock option plan (the “ISO Plan”) and its non-qualified stock option plan (the “Non-Qualified Plan”), both of which expired on June 24, 1999. Unexercised options granted under the ISO Plan and the Non-Qualified Plan prior to such termination remained exercisable in accordance with their terms and expired ten years from the date of grant.

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of December 31, 2016, the plans had 3,476,571 shares available for future awards.

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

Weighted Average Assumptions:	2016	Years Ended December 31, 2015	2014
Expected Volatility	34.4%	33.2%	33.7%
Expected Term (in years)	5.0	5.5	5.6
Risk-Free Interest Rate	1.2%	1.7%	1.8%
Dividend Yield	0.5%	0.6%	0.5%

The value of the restricted shares is based on the fair value of the award at the date of grant.

PS expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 0.88% and 1.00%; dividend yields of 0.6% and 0.5%; volatilities of 32% and 34%; and initial TSR’s of -6.6% and -6.9%, in each case for the years ended December 31, 2016 and 2015, respectively. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four years for non-employee director restricted stock awards.

A summary of stock option plan activity for 2016, 2015, and 2014 for all plans is as follows:

2016	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	1,017	$37.29
Granted	341	60.92
Exercised	(236)	30.44
Forfeited	(56)	58.23
Outstanding at end of year	1,066	$45.32
Exercisable at end of year	604	$34.77

2015	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	1,470	$27.35
Granted	209	58.34
Exercised	(627)	20.16
Forfeited	(35)	52.97
Outstanding at end of year	1,017	$37.29
Exercisable at end of year	667	$29.19

2014	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	1,893	$20.94
Granted	313	53.38
Exercised	(610)	14.92
Forfeited	(126)	56.03
Outstanding at end of year	1,470	$27.35
Exercisable at end of year	1,066	$21.52

The aggregate intrinsic value for outstanding stock options was $41,161, $23,927 and $57,742 at December 31, 2016, 2015 and 2014, respectively, with a weighted average remaining contractual term of 6.2 years at December 31, 2016. Exercisable stock options at December 31, 2016 had an aggregate intrinsic value of $29,680 with a weighted average remaining contractual term of 4.6 years.

Other information pertaining to option activity during the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016	2015	2014
Weighted-average fair value of options granted	$18.48	$18.35	$17.36
Total intrinsic value of stock options exercised ($000s)	$8,609	$24,047	$25,224

Additional information related to stock options outstanding under all plans at December 31, 2016 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$13.61 - $34.81	356	3.5 years	$25.40	356	$25.40
38.10 - 59.95	406	6.6 years	51.03	224	46.89
60.01 - 80.26	304	9.0 years	61.00	24	60.84
	1,066	6.2 years	$45.32	604	$34.77

Non-vested restricted stock activity for the years ended December 31, 2016, 2015 and 2014 is summarized below:

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	150	$47.46
Granted	19	61.22
Vested	(66)	40.96
Forfeited	(1)	56.77
Non-vested balance as of December 31, 2016	102	$54.18

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	134	$38.13
Granted	77	55.77
Vested	(61)	37.35
Forfeited	-	-
Non-vested balance as of December 31, 2015	150	$47.46

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2013	172	$33.69
Granted	33	54.86
Vested	(65)	34.19
Forfeited	(6)	45.32
Non-vested balance as of December 31, 2014	134	$38.13

Non-vested performance share activity for the years ended December 31, 2016, 2015 and 2014 is summarized below:

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	20	$58.77
Granted	22	63.15
Vested	-	-
Forfeited	(8)	60.88
Non-vested balance as of December 31, 2016	34	$61.06

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	-	$-
Granted	29	58.77
Vested	-	-
Forfeited	(9)	58.77
Non-vested balance as of December 31, 2015	20	$58.77

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2013	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested balance as of December 31, 2014	-	$-

As of December 31, 2016, 2015 and 2014, there was $8,260, $7,705 and $5,981, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2016, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.4 years. We estimate that share-based compensation expense for the year ended December 31, 2017 will be approximately $6,900.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,150,835 shares have been purchased, of which -0- and 1,089 remained in treasury at December 31, 2016 and 2015, respectively. During 2016, a total of 24,912 shares have been purchased at an average cost of $63.76 per share. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 - INVENTORIES

Inventories at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Raw materials	$20,751	$16,786
Work in progress	3,225	1,807
Finished goods	33,269	27,492
Total inventories	$57,245	$46,085

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary. The reserve for inventory was $2,546 and $1,823 at December 31, 2016 and 2015, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Land	$4,208	$3,247
Building	45,735	33,051
Equipment	177,841	153,682
Construction in progress	17,357	39,525
	245,141	229,505
Less: Accumulated depreciation	79,387	70,990
Property, plant and equipment, net	$165,754	$158,515

Depreciation expense was $15,907, $12,895 and $10,599 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company had goodwill in the amount of $439,811 and $383,906 as of December 31, 2016 and 2015 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

As of December 31, 2016 and 2015, the Company had identifiable intangible assets as follows:

	Amortization Period (In years)	2016 Gross Carrying Amount	2016 Accumulated Amortization	2015 Gross Carrying Amount	2015 Accumulated Amortization
Customer relationships & lists	10	$185,885	$86,338	$167,442	$63,578
Trademarks & trade names	17	39,241	9,260	32,014	5,704
Developed technology	5	12,260	3,358	3,200	1,057
Other	5-17	12,713	3,659	5,102	2,508
		$250,099	$102,615	$207,758	$72,847

Amortization of identifiable intangible assets was $29,768, $26,467 and $19,468 for 2016, 2015 and 2014, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $26,160 in 2017, $23,641 in 2018, $21,604 in 2019, $19,634 in 2020 and $16,472 in 2021. At December 31, 2016 and 2015, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, “Intangibles-Goodwill and Other.” Identifiable intangible assets are reflected in the Company’s consolidated balance sheets under Intangible assets with finite lives, net. There were no changes to the useful lives of intangible assets subject to amortization in 2016 and 2015.

The Federal Insecticide, Fungicide and Rodenticide Act, (“FIFRA”), a health and safety statute, requires that certain products within our specialty products segment must be registered with the U.S. Environmental Protection Agency (“EPA”) because they are considered pesticides. Costs of such registration are included as other in the table above.

NOTE 7 – EQUITY-METHOD INVESTMENT

In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and expansion will be funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support.  Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as we do not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $293 relating to its portion of the joint venture’s expenses in other expense. The carrying value of the joint venture at December 31, 2016 is $4,553 and is recorded in other assets.

NOTE 8 – LONG TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”). On February 1, 2016, $65,000 of the revolving loan was used to fund the Albion International, Inc. acquisition (see Note 2). At December 31, 2016, the Company had a total of $281,500 of debt outstanding. The term loan is payable in quarterly installments of $8,750 commencing on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion. The revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 2.27% at December 31, 2016. The Company has $81,000 of undrawn revolving loan at December 31, 2016 that is subject to a commitment fee, which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At December 31, 2016, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the company.

The following table summarizes the future minimum debt payments as of December 31, 2016:

Year	Term loan	Revolving loan	Total
2017	$35,000	$-	$35,000
2018	35,000	-	35,000
2019	192,500	19,000	211,500
Future principle payments	262,500	19,000	281,500
Less unamortized debt financing costs	1,010	-	1,010
Less current portion of long-term debt	35,000	-	35,000
Total long-term debt	$226,490	$19,000	$245,490

Costs associated with the issuance of debt instruments are capitalized as debt discount and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $1,010 at December 31, 2016 and are shown net against outstanding principle  on the accompanying balance sheet. Amortization expense pertaining to these costs totaled $526 and $603 for the years ended December 31, 2016 and 2015, respectively, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

 NOTE 9 - INCOME TAXES

Income tax expense consists of the following:

	2016	2015	2014
Current:
Federal	$28,765	$29,638	$25,937
Foreign	2,670	3,021	2,141
State	2,483	2,982	2,412
Deferred:
Federal	(7,114)	(6,815)	(5,772)
Foreign	52	58	85
State	106	(1,543)	(577)
Total income tax provision	$26,962	$27,341	$24,226

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

	2016	2015	2014
Income tax at Federal statutory rate	$29,027	$30,471	26,968
State income taxes, net of Federal income taxes	1,510	556	1,182
Domestic production activities deduction	(3,299)	(2,709)	(2,567)
Other	(276)	(977)	(1,357)
Total income tax provision	$26,962	$27,341	24,226

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets:
Inventories	$2,378	$1,432
Restricted stock and stock options	5,100	4,956
Other	2,629	807
Total deferred tax assets	10,107	7,195
Deferred tax liabilities:
Amortization	$56,111	$49,726
Depreciation	27,435	22,464
Prepaid expense	-	658
Other	48	752
Total deferred tax liabilities	83,594	73,600
Net deferred tax liability	$73,487	$66,405

There is no valuation allowance for deferred tax assets at December 31, 2016 and 2015. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset realizable, however, could change if management’s estimate of future taxable income should change.

Provisions of ASC 740-10 clarify whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term obligations on the Company’s consolidated balance sheets, is as follows:

	2016	2015	2014
Balance at beginning of period	$6,570	$5,205	$3,076
Increases for tax positions of prior years	332	943	1,922
Decreases for tax positions of prior years	(406)	(120)	(417)
Increases for tax positions related to current year	141	542	624
Balance at end of period	$6,637	$6,570	$5,205

All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate in such future periods.

The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $94, $138 and $37 in interest and penalties, respectively. As of December 31, 2016 and 2015, accrued interest and penalties were $2,486 and 2,405, respectively.

The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2012. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 10 - NET EARNINGS PER COMMON SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per common share:

2016	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$55,972	31,521,667	$1.78

Effect of dilutive securities – stock options, restricted stock, and performance shares		400,971

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$55,972	31,922,638	$1.75

2015	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$59,722	31,158,142	$1.92

Effect of dilutive securities – stock options, restricted stock, and performance shares		477,496

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$59,722	31,635,638	$1.89

2014	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$52,826	30,381,310	$1.74

Effect of dilutive securities – stock options and restricted stock		790,412

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$52,826	31,171,722	$1.69

The Company had 2,500, 194,372, and 56,500 stock options outstanding at December 31, 2016, 2015 and 2014, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of Common Stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 11 - EMPLOYEE BENEFIT PLANS

During 2016, the Company sponsored two 401(k) savings plans for eligible employees. The plans allow participants to make pretax contributions and the Company matches certain percentages of those pretax contributions. The plans have a discretionary profit sharing portion and one of the plans matches 401k contributions with shares of the Company’s Common Stock. All amounts contributed to the plans are deposited into a trust fund administered by independent trustees. These plans were merged in January 2017. The merged plan allows participants to make pretax contributions and the Company matches certain percentages of those contributions which is made with shares of the Company’s stock. Additionally, this plan has a discretionary profit sharing portion. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $712 and $2,248 in 2016, $738 and $1,886 in 2015, and $938 and $804 in 2014, respectively.

The Company also provides postretirement benefits in the form of an unfunded retirement medical plan under a collective bargaining agreement covering eligible retired employees of the Verona facility. The Company uses a December 31 measurement date for its postretirement medical plan. In accordance with ASC 715, “Compensation—Retirement Benefits,” the Company is required to recognize the over funded or underfunded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, during 2016 the Company adopted an unfunded postretirement medical plan for Named Executive Officers.

The actuarial recorded liabilities for such unfunded postretirement benefits are as follows:

Change in benefit obligation:
	2016	2015
Benefit obligation at beginning of year	$958	$1,111
Initial adoption of new plan	444	-
Service cost with interest to end of year	66	54
Interest cost	48	36
Participant contributions	5	5
Benefits paid	(9)	(6)
Actuarial gain	(101)	(242)
Benefit obligation at end of year	$1,411	$958

Change in plan assets:
	2016	2015
Fair value of plan assets at beginning of year	$-	$-
Employer (reimbursement)/contributions	4	1
Participant contributions	5	5
Benefits paid	(9)	(6)
Fair value of plan assets at end of year	$-	$-

Amounts recognized in consolidated balance sheet:
	2016		2015
Accumulated postretirement benefit obligation		$(1,411)		$(958)
Fair value of plan assets		-		-
Funded status		(1,411)		(958)
Unrecognized prior service cost		N/A		N/A
Unrecognized net (gain)/loss		N/A		N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)		$1,411		$958
Accrued postretirement benefit cost (included in other long-term obligations)	$	N/A	$	N/A

Components of net periodic benefit cost:
	2016	2015	2014
Service cost with interest to end of year	$66	$54	$57
Interest cost	48	36	48
Amortization of prior service credit/(cost)	57	(18)	(18)
Amortization of (gain)/loss	(10)	-	6
Total net periodic benefit cost	$161	$72	$93

Estimated future employer contributions and benefit payments are as follows:

Year
2017	$88
2018	106
2019	96
2012	90
2021	88
Years 2022-2026	581

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 7.07% in 2016 declining to 4.50% in 2038 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2016 by $125 and the net periodic postretirement benefit cost for 2016 by $15. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2016 by $110 and the net periodic postretirement benefit cost for 2016 by $13. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 3.40% in 2016 and 3.70% in 2015.

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

The Company’s participation in this plan for the annual period ended December 31, 2016 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN). The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. Finally, the period-to-period comparability of the contributions for 2016 and 2015 was affected by a 4.0% increase in the 2016 contribution rate. There have been no other significant changes that affect the comparability of 2016 and 2015 contributions. The Company does not represent more than 5% of the contributions to this pension fund.

Pension Fund	EIN/Pension Plan Number	Pension Plan Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of Balchem Corporation			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2016	2015		2016	2015	2014
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Red as of 1/1/2016	Red as of 1/1/2015	Implemented	$576	$515	$498	No	5/31/2017

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In 2012, the Company entered into a six (6) year lease extension for approximately 20,000 square feet of office space. The office space serves as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which expire at various times through 2029. Rent expense charged to operations under such lease agreements for 2016, 2015 and 2014 aggregated approximately $3,134, $2,414 and $1,595, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at December 31, 2016 are as follows:

Year
2017	$2,436
2018	2,011
2019	1,702
2020	1,364
2021	1,245
Thereafter	8,752
Total minimum lease payments	$17,510

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

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2016 and December 31, 2015 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at December 31, 2016 and 2015 includes $776 and $773 in money market funds. The money market funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income (loss) were as follows:

	2016	Years Ended December 31, 2015	2014
Net foreign currency translation adjustment	$(1,390)	$(2,615)	$(2,972)

Net change in postretirement benefit plan (see Note 10 for further information)
Initial adoption of new plan	(444)	-	-
Net gain arising during the period	101	242	191
Amortization of prior service credit/(cost)	57	(18)	(18)
Amortization of (gain)/loss	(10)	-	6
Total before tax	(296)	224	179
Tax	(49)	(72)	(56)
Net of tax	(345)	152	123
Total other comprehensive income (loss)	$(1,735)	$(2,463)	$(2,849)

Accumulated other comprehensive income/(loss) at December 31, 2016 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2015	$(5,317)	$203	$(5,114)
Other comprehensive (loss)/gain	(1,390)	(345)	(1,735)
Balance December 31, 2016	$(6,707)	$(142)	$(6,849)

NOTE 15 - SEGMENT INFORMATION

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

Business Segment Net Sales:
	2016	2015	2014
Human Nutrition & Health	$297,134	$278,288	$206,101
Animal Nutrition & Health	161,119	165,763	176,477
Specialty Products	70,126	54,236	54,053
Industrial Products	24,825	54,205	104,752
Total	$553,204	$552,492	$541,383

Business Segment Earnings Before Income Taxes:
	2016	2015	2014
Human Nutrition & Health	$38,156	$38,302	$21,260
Animal Nutrition & Health	28,686	27,851	23,687
Specialty Products	22,862	23,995	21,316
Industrial Products	1,949	5,594	16,532
Unallocated equity compensation	-	(1,462)	-
Transaction costs, integration costs and legal settlement	(815)	(324)	(652)
Interest and other income, net	(7,904)	(6,893)	(5,091)
Total	$82,934	$87,063	$77,052

Unallocated equity compensation expense was related to the accelerated vesting of previously-granted unvested options to purchase Company common stock, and removal of the restrictions on previously-granted Restricted Stock.

Transaction and integration costs were primarily related to the definitive agreement to acquire Albion International, Inc. in 2016 and 2015, and Performance Chemicals & Ingredients Company (d/b/a SensoryEffects) in 2015 and 2014. See Note 2.

Depreciation/Amortization:
	2016	2015	2014
Human Nutrition & Health	$33,796	$30,537	$20,873
Animal Nutrition & Health	7,243	6,573	6,026
Specialty Products	3,787	1,225	1,385
Industrial Products	850	1,027	1,783
Total	$45,676	$39,362	$30,067

Business Segment Assets:
	2016	2015	2014
Human Nutrition & Health	$709,337	$642,929	$656,130
Animal Nutrition & Health	121,860	107,459	90,650
Specialty Products	64,030	24,769	24,913
Industrial Products	10,477	16,191	32,330
Other Unallocated	42,922	88,338	57,508
Total	$948,626	$879,686	$861,531

Other unallocated assets consist of certain cash, receivables, prepaid expenses, equipment and leasehold improvements, net of accumulated depreciation, and deferred income taxes, which the Company does not allocate to its individual business segments.

Capital Expenditures:
	2016	2015	2014
Human Nutrition & Health	$14,470	$21,361	$3,475
Animal Nutrition & Health	6,577	17,854	7,383
Specialty Products	1,286	940	896
Industrial Products	701	1,145	1,445
Total	$23,034	$41,300	$13,199

Geographic Revenue Information:
	2016	2015	2014
United States	$420,821	$441,664	$420,324
Foreign Countries	132,383	110,828	121,059
Total	$553,204	$552,492	$541,383

Geographic Area Data – Long-Lived Assets (excluding intangible assets):
	2016	2015	2014
North America	$154,007	$148,209	$121,090
Europe	11,747	10,306	10,498
Total	$165,754	$158,515	$131,588

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:
	2016	2015	2014
Income taxes	$30,741	$19,551	$25,304
Interest	$6,669	$5,987	$4,685

Non-cash financing activities:
	2016	2015	2014
Dividends payable	$12,088	$10,727	$9,251

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share data)

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$135,141	$138,794	$138,509	$140,760	$144,862	$134,773	$140,128	$132,729
Gross profit	42,824	46,449	44,656	46,932	43,130	41,867	43,174	39,926
Earnings before income taxes	17,981	21,383	20,771	22,799	23,085	22,167	21,189	20,623
Net earnings	11,886	14,150	14,012	15,924	15,172	14,916	13,976	15,659
Basic net earnings per common share	$.38	$.45	$.44	$.51	$.49	$.48	$.45	$.50
Diluted net earnings per common share	$.37	$.44	$.44	$.50	$.48	$.47	$.44	$.49

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company provides services on a contractual agreement to St. Gabriel CC Company, LLC. These services include accounting, information technology, quality control, and purchasing services, as well as operation of the St. Gabriel CC Company, LLC plant. The Company also sold raw materials to St. Gabriel CC Company, LLC. In return, St. Gabriel CC Company, LLC provides choline chloride finished goods. The services the Company provided and raw materials sold amounted to $1,837 and $7,480, respectively, for the year ended December 31, 2016, and are primarily recorded, net of the finished goods received from St. Gabriel CC Company, LLC of $8,619, in cost of goods sold. At December 31, 2016, the Company had a receivable of $9,317, recorded in accounts receivables from St. Gabriel CC Company, LLC for services rendered and raw materials sold and a payable of $8,619 for finished goods received. In addition, the Company had a receivable in the amount of $515 related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in other current assets.

BALCHEM CORPORATION
 Valuation and Qualifying Accounts
 Years Ended December 31, 2016, 2015 and 2014
 (In thousands)

Description	Balance at Beginning of Year	Additions Charged (Credited) to Costs and Expenses	Deductions		Balance at End of Year

Year ended December 31, 2016
Allowance for doubtful accounts	$235	$417	$(163)	(a)	$489
Inventory reserve	1,823	905	(182)	(a)	2,546

Year ended December 31, 2015
Allowance for doubtful accounts	$288	$(1)	$(52)	(a)	$235
Inventory reserve	1,682	369	(228)	(a)	1,823

Year ended December 31, 2014
Allowance for doubtful accounts	$115	$238	$(65)	(a)	$288
Inventory reserve	181	2,073	(572)	(a)	1,682

(a)  represents write-offs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2016, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework (New Framework) to conduct an assessment of the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2016.

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

On February 1, 2016, we completed the acquisition of the Albion International, Inc. business. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information.  We have integrated Albion into our internal control over financial reporting process and have include the business in our assessment of internal control over financial reporting as of December 31, 2016.

Item 9B.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where such activities, transactions or dealings are de minimis. During the year ending December 31, 2016, we sold, in a single sales transaction, 400 twenty-five kilogram bags of ReaShure® encapsulated choline, at a sales price of $46,500 to Imex Gulf, Inc., a privately held US corporation headquartered in Plano, Texas. Imex Gulf, Inc. exported this product to Pishgaman Taghzieh DTI Co.in Tehran, Iran, for subsequent sale and distribution in Iran. We conducted this product sale in compliance with applicable laws. The sale of ReaShure®, an animal feed ingredient, is permissible pursuant to certain statutory and regulatory exemptions from U.S. sanctions applicable to food products.

PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance.

(a)	Directors of the Company.

The required information is to be set forth in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) under the caption “Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(b)	Executive Officers of the Company.

The required information is to be set forth in the 2017 Proxy Statement under the caption “Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance.

The required information is to be set forth in the 2017 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(d)	Code of Ethics.

The required information is to be set forth in the 2017 Proxy Statement under the caption “Code of Business Conduct and Ethics,” which information is hereby incorporated herein by reference. The Company’s Code of Ethics for Senior Financial Officers is available on the Corporate Governance page in the Investor Relations section of the Company’s website, www.balchem.com.

(e)	Corporate Governance.

The required information is to be set forth in the 2017 Proxy Statement under the caption “Nomination of Directors,” and “Committees of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item is to be set forth in the 2017 Proxy Statement under the caption “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is to be set forth in the 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and of Management” and the caption “Equity Compensation Plan Information,” all of which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is set forth in the 2017 Proxy Statement under the caption “Related Party Transactions,” and “Director Independence,” which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in the 2017 Proxy Statement under the caption “Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is hereby incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

		Form 10-K
1.	Financial Statements	Page Number

	Report of Independent Registered Public Accounting Firm	28

	Consolidated Balance Sheets as of December 31, 2016 and 2015	30

	Consolidated Statements of Earnings for the years ended December 31, 2016, 2015 and 2014	31

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	32

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014	33

	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	34

	Notes to Consolidated Financial Statements	35

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014	59

3.	Exhibits

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 25, 2008).

3.3	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 28, 2011).

3.4	By-laws of the Company, as amended and restated as of February 21, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 22, 2017).

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

10.3
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders).*

10.4
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.5
Employment Agreement, dated as of April 22, 2016, between the Company and Theodore L. Harris (incorporated by reference to Exhibit 10.1to the Company’s Quarterly Report on Form 10-Q for the For the Quarterly Period Ended June 30, 2016).*

10.6
Form of Restricted Stock Grant Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2011 10-K”)).

10.7
Stock Purchase Agreement, dated as of February 1, 2016, among Albion International, Inc., a Nevada Corporation, and certain equity owners thereof, (incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2016). (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Stock Purchase Agreement have been omitted and the Company agrees to furnish supplementally a copy of any such omitted schedule to the SEC upon request).

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

10.9
Credit Agreement dated May 7, 2014 among the Company, certain guarantors, lenders and Bank of America, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 13, 2014).

10.10
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

Date: February 28, 2017	BALCHEM CORPORATION
By:/s/ Theodore L. Harris
Theodore L. Harris, President and
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Theodore L. Harris
Theodore L. Harris, President and
Chief Executive Officer (Chairman)
Date: February 28, 2017

/s/ William A. Backus
William A. Backus, Chief Financial Officer
and Treasurer (Principal Financial and Principal Accounting Officer)
Date: February 28, 2017

/s/ Paul D. Coombs
Paul D. Coombs, Director
Date: February 28, 2017

/s/ David B. Fischer
David B. Fischer, Director
Date: February 28, 2017

/s/ Edward L. McMillan
Edward L. McMillan, Director
Date: February 28, 2017

/s/ Perry W. Premdas
Perry W. Premdas, Director
Date: February 28, 2017

/s/ Dr. John Televantos
Dr. John Televantos, Director
Date: February 28, 2017

/s/ Matthew Wineinger
Matthew Wineinger, Director
Date: February 28, 2017

EXHIBIT INDEX

Exhibit Number	Description

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 25, 2008).

3.3	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 28, 2011).

3.4	By-laws of the Company, as amended and restated as of February 21, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 22, 2017).

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

10.3
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company's 2008 Annual Meeting of Stockholders).*

10.4
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.5
Employment Agreement, dated as of April 22, 2016, between the Company and Theodore L. Harris (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the For the Quarterly Period Ended June 30, 2016)).*

10.6
Form of Restricted Stock Grant Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2011 10-K”)).

10.7
Stock Purchase Agreement, dated as of February 1, 2016, among Albion International, Inc., a Nevada Corporation, and certain equity owners thereof, (incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2016). (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Stock Purchase Agreement have been omitted and the Company agrees to furnish supplementally a copy of any such omitted schedule to the SEC upon request).

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

10.9
Credit Agreement dated May 7, 2014 among the Company, certain guarantors, lenders and Bank of America, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 13, 2014).

10.10
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