Form 10-Q
period 2017-03-31
BALCHEM CORP
filed 2017-05-09
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2017

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of May 2, 2017 the registrant had 31,866,924 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	March 31, 2017 (unaudited)	December 31, 2016
Current assets:
Cash and cash equivalents	$36,997	$38,643
Accounts receivable, net of allowance for doubtful accounts of $547 and $489 at March 31, 2017 and December 31, 2016, respectively	79,171	83,252
Inventories	62,867	57,245
Prepaid expenses	3,339	4,110
Deferred income taxes	-	712
Other current assets	4,582	4,480
Total current assets	186,956	188,442

Property, plant and equipment, net	164,626	165,754

Goodwill	439,811	439,811
Intangible assets with finite lives, net	140,541	147,484
Other assets	9,451	7,135
Total assets	$941,385	$948,626

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$21,543	$32,514
Accrued expenses	19,555	14,758
Accrued compensation and other benefits	4,170	6,648
Dividends payable	19	12,088
Income taxes payable	4,505	-
Current portion of long-term debt	35,000	35,000
Total current liabilities	84,792	101,008

Long-term debt	217,864	226,490
Revolving loan - long-term	16,000	19,000
Deferred income taxes	73,495	74,199
Other long-term obligations	6,933	6,896
Total liabilities	399,084	427,593

Commitments and contingencies (note 15)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 120,000,000 shares; 31,866,924 shares issued and outstanding at March 31, 2017 and 31,757,861 shares issued and outstanding at December 31, 2016	2,125	2,117
Additional paid-in capital	142,867	137,676
Retained earnings	403,607	388,089
Accumulated other comprehensive loss	(6,298)	(6,849)
Total stockholders' equity	542,301	521,033

Total liabilities and stockholders' equity	$941,385	$948,626

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net sales	$137,728	$135,141

Cost of sales	93,299	92,317

Gross margin	44,429	42,824

Operating expenses:
Selling expenses	13,712	13,087
Research and development expenses	1,815	1,942
General and administrative expenses	6,199	7,827
	21,726	22,856

Earnings from operations	22,703	19,968

Other expenses (income):
Interest income	(2)	(3)
Interest expense	1,799	1,843
Other, net	196	147

Earnings before income tax expense	20,710	17,981

Income tax expense	5,192	6,095

Net earnings	$15,518	$11,886

Net earnings per common share - basic	$0.49	$0.38

Net earnings per common share - diluted	$0.48	$0.37

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net earnings	$15,518	$11,886

Other comprehensive income (loss), net of tax:

Net foreign currency translation adjustment	541	1,255

Net change in postretirement benefit plan, net of taxes of $(5) and $1 for the three months ended March 31, 2017 and 2016	10	(4)

Other comprehensive income	551	1,251

Comprehensive income	$16,069	$13,137

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net earnings	$15,518	$11,886

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,335	11,016
Stock compensation expense	1,840	2,197
Deferred income taxes	(4)	-
Provision for doubtful accounts	79	49
Foreign currency transaction loss	101	50
(Gain)/Loss on disposal of assets	(75)	89
Changes in assets and liabilities
Accounts receivable	4,128	(1,049)
Inventories	(5,574)	1,257
Prepaid expenses and other current assets	(4)	386
Accounts payable and accrued expenses	(9,066)	7,065
Income taxes	5,248	(3,443)
Other	(724)	(180)
Net cash provided by operating activities	22,802	29,323

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(1,169)	(110,601)
Capital expenditures	(2,934)	(10,660)
Intangible assets acquired	(147)	(153)
Net cash used in investing activities	(4,250)	(121,414)

Cash flows from financing activities:
Proceeds from revolving loan	2,000	65,000
Principal payments on revolving loan	(5,000)	-
Principal payments on long-term debt	(8,750)	(8,750)
Principal payment on acquired debt	-	(884)
Proceeds from stock options exercised	3,969	1,345
Excess tax benefits from stock compensation	-	483
Dividends paid	(12,069)	(10,727)
Purchase of treasury stock	(611)	(615)
Net cash (used in) provided by financing activities	(20,461)	45,852

Effect of exchange rate changes on cash	263	616

Decrease in cash and cash equivalents	(1,646)	(45,623)

Cash and cash equivalents beginning of period	38,643	84,795
Cash and cash equivalents end of period	$36,997	$39,172

Supplemental Cash Flow Information - see Note 12

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2016 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2016. References in this report to the “Company” mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including SensoryEffects, Inc., SensoryEffects Cereal Systems, Inc., Albion Laboratories, Inc. (formerly known as Albion International, Inc.), BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Italia Srl, and Balchem LTD, on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results expected for the full year or any interim period.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

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

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which addresses the definition of what constitutes a business by providing clarification of the three elements that constitute a business. The guidance is effective for annual and interim periods beginning after December 15, 2017. Although, early adoption is permitted, the Company has elected not to adopt early as this ASU will not have a significant impact on the Company’s consolidated financial statements.

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

Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires inventory to be measured at the lower of cost and net realizable value. The Company adopted ASU 2015-11 on January 1, 2017 prospectively (prior periods have not been restated). There was no impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), to simplify the presentation of deferred income taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 on January 1, 2017 prospectively (prior periods have not been restated). There was no significant impact to the consolidated financial statements other than the decrease of current assets and long-term liabilities.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which addresses the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017 prospectively (prior periods have not been restated).  The primary impact of adoption was the recognition during the three months ended March 31, 2017, of excess tax benefits of approximately $1,500 as a reduction to the provision for income taxes and the classification of these excess tax benefits in operating activities in the consolidated statement of cash flows instead of financing activities.  The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statement of cash flows, since such cash flows have historically been presented in financing activities. The Company also elected to continue estimating forfeitures when determining the amount of stock-based compensation costs to be recognized in each period. No other provisions of ASU 2016-09 had a material impact on the Company’s financial statements or disclosures.

NOTE 2—ACQUISITIONS

Acquisition of Albion Laboratories, Inc. (formerly known as Albion International, Inc.),

On February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion Laboratories, Inc. (formerly known as Albion International, Inc.), (“Albion” or the “Acquisition”), a privately held manufacturer of mineral amino acid chelates, specialized mineral salts and mineral complexes, headquartered in Clearfield, Utah.  The Company made payments of approximately $116,400 on the acquisition date, amounting to approximately $110,600 to the former shareholders, adjustments for working capital acquired of $4,900, and approximately $900 to Albion’s lenders to pay off all Albion bank debt.  Albion has been a world leader and innovator in the manufacture of superior organic mineral compounds for over sixty years and leverages scientific expertise in the areas of human and micronutrient agricultural nutrition.  Albion’s products are renowned in the supplement industry for technologically advanced, unparalleled bioavailability.  The acquisition of Albion continues to expand the Company’s science based human health and wellness solutions immediately increased our product offerings in the nutritional ingredient market.  Additionally, the Company benefits from a broader geographic footprint and a stronger position as a technological leader in spray-drying and ingredient delivery solutions.  Albion’s human nutrition business has become a part of the Human Nutrition & Health reportable segment and the micronutrient agricultural business has become a part of the Specialty Products reportable segment.

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

Customer relationships are amortized over a 10-year period utilizing an accelerated method based on the estimated average customer attrition rate. Trade name, licensing agreements, and developed technology are amortized over 17 years, 8 years, and 5 years, respectively, utilizing the straight-line method, as the consumption pattern of the related economic benefits cannot be reliably determined.

Transaction and integration related costs included in selling, and general and administrative expenses for the three months ended March 31, 2017 and 2016 are $(127) and $1,161, respectively.

The following unaudited pro forma information has been prepared as if the Acquisition had occurred on January 1, 2015.

	Three Months Ended March 31,

	Net Sales	Net Earnings
2017 Albion actual results included in the Company’s consolidated income statement	$15,491	$2,721

2017 Supplemental pro forma combined financial information	$137,728	$15,423

Basic earnings per share		$0.49
Diluted earnings per share		$0.48

2016 Albion actual results included in the Company’s consolidated income statement from February 1, 2016 through March 31, 2016	$10,611	$(520)

2016 Supplemental pro forma combined financial information	$139,721	$14,532

Basic earnings per share		$0.46
Diluted earnings per share		$0.46

2017 supplemental pro forma earnings for the three months ended March 31, 2017 exclude a working capital adjustment refund of $162 and $35 of acquisition-related costs incurred. 2016 supplemental pro forma earnings for the three months ended March 31, 2016 exclude $25,873 of acquisition-related costs incurred and $2,411 of non-recurring expenses related to the fair value adjustment to acquisition-date inventory. The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the Albion acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Acquisition of Chol-Mix Kft

On March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase the assets of Chol-Mix Kft, a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1,500. As of March 31, 2017, approximately €1,090, translated to approximately $1,170, has been paid to Chol-Mix Kft with the remaining balance of approximately €410, translated to approximately $435, due at the end of a related manufacturing agreement. The acquisition of Chol-Mix’s assets will provide our Animal Nutrition & Health segment with additional dry choline chloride capacity in Europe, geographical expansion opportunities in Eastern Europe, and technical knowledge supporting the application of liquids on carriers.

Due to the timing of the acquisition, management has not completed its initial accounting for the acquisition. As a result, the estimated fair values of the assets acquired have not been determined. The Company does not anticipate any goodwill from this acquisition.

Transaction related costs included in general and administrative expenses for the three months ended March 31, 2017 are $50.

NOTE 3 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company’s results for the three months ended March 31, 2017 and 2016 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended March 31,
	2017	2016
Cost of sales	$311	$260
Operating expenses	1,530	1,937
Net earnings	(1,167)	(1,393)

As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2017, the plans had 3,248,423 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2017 and 2016 is summarized below:

For the three months ended March 31, 2017	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2016	1,066	$45.32	$41,161
Granted	216	85.38
Exercised	(108)	36.57
Forfeited	(7)	57.20
Cancelled	(6)	58.42
Outstanding as of March 31, 2017	1,161	$53.46	$34,272	6.9
Exercisable as of March 31, 2017	644	$39.62	$27,584	5.1

For the three months ended March 31, 2016	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2015	1,017	$37.29	$23,927
Granted	333	60.71
Exercised	(39)	34.11
Forfeited	-	-
Outstanding as of March 31, 2016	1,311	$43.36	$24,481	6.7
Exercisable as of March 31, 2016	781	$32.98	$22,692	4.9

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 30% and 34%; risk-free interest rates of 1.8% and 1.2%; and expected lives of 4.6 and 5.0 years, in each case for the three months ended March 31, 2017 and 2016, respectively.

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

Other information pertaining to option activity during the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Weighted-average fair value of options granted	$23.27	$18.46
Total intrinsic value of stock options exercised ($000s)	$5,221	$1,015

Non-vested restricted stock activity for the three months ended March 31, 2017 and 2016 is summarized below:

Three months ended March 31, 2017	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2016	102	$54.18
Granted	9	85.40
Vested	(14)	40.98
Forfeited	-	-
Non-vested balance as of March 31, 2017	97	$59.12

Three months ended March 31, 2016	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	150	$47.46
Granted	18	60.85
Vested	(25)	29.06
Forfeited	-	-
Non-vested balance as of March 31, 2016	143	$52.41

Non-vested performance share activity for the three months ended March 31, 2017 and 2016 is summarized below:

Three months ended March 31, 2017	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2016	34	$61.06
Granted	15	93.85
Vested	-	-
Forfeited	-	-
Non-vested balance as of March 31, 2017	49	$71.34

Three months ended March 31, 2016	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	20	$58.77
Granted	21	63.15
Vested	-	-
Forfeited	-	-
Non-vested balance as of March 31, 2016	41	$61.03

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an (1) EBITDA performance  hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and (2) relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 1.5% and 0.88%; dividend yields of 0.6% and 0.6%; volatilities of 32% and 32%; and initial TSR’s of 8.2% and -6.6%, in each case for the three months ended March 31, 2017 and 2016, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of March 31, 2017 and 2016, there was $13,329 and $14,017, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2017, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2017 will be approximately $6,900.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,158,010 shares have been purchased, of which no shares remained in treasury at March 31, 2017. During the three months ended March 31, 2017 and 2016, a total of 7,175 and 9,727 shares, respectively, have been purchased at an average cost of $85.18 and $63.27 per share, respectively. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES

Inventories at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$37,656	$20,751
Work in progress	2,330	3,225
Finished goods	22,881	33,269
Total inventories	$62,867	$57,245

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016
Land	$4,239	$4,208
Building	47,316	45,735
Equipment	181,547	177,841
Construction in progress	14,932	17,357
	248,034	245,141
Less: accumulated depreciation	83,408	79,387
Property, plant and equipment, net	$164,626	$165,754

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $439,811 as of March 31, 2017 and December 31, 2016, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Identifiable intangible assets with finite lives at March 31, 2017 and December 31, 2016 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 3/31/17	Accumulated Amortization at 3/31/17	Gross Carrying Amount at 12/31/16	Accumulated Amortization at 12/31/16
Customer relationships & lists	10	$185,885	$91,590	$185,885	$86,338
Trademarks & trade names	17	39,241	10,157	39,241	9,260
Developed technology	5	12,260	3,971	12,260	3,358
Other	5-17	12,864	3,991	12,713	3,659
		$250,250	$109,709	$250,099	$102,615

Amortization of identifiable intangible assets was approximately $7,090 for the three months ended March 31, 2017. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2017 is approximately $19,070, approximately $23,655 for 2018, $21,620 for 2019, $19,645 for 2020, $16,485 for 2021 and $15,165 for 2022. At March 31, 2017, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2017.

NOTE 7 – EQUITY-METHOD INVESTMENT

In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and expansion will be funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support.  Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as we do not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $134 and $0 for the three months ended March 31, 2017 and 2016, respectively, relating to its portion of the joint venture’s expenses in other expense. The carrying value of the joint venture at March 31, 2017 and December 31, 2016 is $5,216 and $4,553, respectively, and is recorded in other assets.

NOTE 8 – LONG-TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”). On February 1, 2016, $65,000 of the revolving loan was used to fund the Albion acquisition (see Note 2). At March 31, 2017, the Company had a total of $269,750 of debt outstanding. The term loan is payable in quarterly installments of $8,750 commencing on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion and the revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 2.48% at March 31, 2017. The Company has $84,000 of undrawn revolving loan at March 31, 2017 that is subject to a commitment fee, which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At March 31, 2017, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the Company.

The following table summarizes the future minimum debt payments:

Year	Term loan	Revolving loan	Total
April 1, 2017 to December 31, 2017	$26,250	$-	$26,250
2018	35,000	-	35,000
2019	192,500	16,000	208,500
Future principal payments	253,750	16,000	269,750
Less unamortized debt financing costs	886	-	886
Less current portion of long-term debt	35,000	-	35,000
Total long-term debt	$217,864	$16,000	$233,864

Costs associated with the issuance of debt instruments are capitalized and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $886 at March 31, 2017 and are shown net against outstanding principal, as required by ASU 2015-03, on the accompanying balance sheet. Amortization expense pertaining to these costs totaled $124 and $137 for the three months ended March 31, 2017 and 2016, respectively, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

NOTE 9 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended March 31, 2017	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$15,518	31,706,205	$.49

Effect of dilutive securities – stock options, restricted stock, and performance shares		483,415

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$15,518	32,189,620	$.48

Three months ended March 31, 2016	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$11,886	31,406,792	$.38

Effect of dilutive securities – stock options, restricted stock, and performance shares		410,256

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$11,886	31,817,048	$.37

The Company had stock options covering 217,860 and 208,872 shares at March 31, 2017 and 2016, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2017, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2012. During the three months ended March 31, 2017 and 2016, the increase in the amount of unrecognized tax benefits was primarily related to the acquisition of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects). This acquisition resulted in an assumed liability for unrecognized tax benefits based on an estimated fair value of $2,500. The Company is indemnified for this liability, and as such, has recognized a corresponding indemnification asset of $2,500. As of March 31, 2017 and

December 31, 2016, the Company had approximately $6,699 and $6,637, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2017 and December 31, 2016 was approximately $2,508 and $2,486, respectively, and is included in other long-term obligations.

The Company’s effective tax rate for the three months ended March 31, 2017 and 2016, was 25.1% and 33.9%, respectively. The decrease in effective tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily attributed to the impact of adopting ASU 2016-09, which required excess tax benefits to be recognized in income tax expense, as well as lower tax rates in certain jurisdictions.

NOTE 11 – SEGMENT INFORMATION

Human Nutrition & Health

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

Business Segment Assets:
	March 31, 2017	December 31, 2016
Human Nutrition & Health	$707,843	$709,337
Animal Nutrition & Health	117,920	121,860
Specialty Products	63,663	64,030
Industrial Products	12,223	10,477
Other Unallocated	39,736	42,922
Total	$941,385	$948,626

Depreciation/Amortization:
	Three Months Ended March 31,
	2017	2016
Human Nutrition & Health	$8,115	$8,081
Animal Nutrition & Health	1,889	1,806
Specialty Products	1,016	822
Industrial Products	189	171
Total	$11,209	$10,880

Capital Expenditures:
	Three Months Ended March 31,
	2017	2016
Human Nutrition & Health	$1,755	$7,933
Animal Nutrition & Health	792	2,418
Specialty Products	216	129
Industrial Products	171	180
Total	$2,934	$10,660

Business Segment Net Sales:
	Three Months Ended March 31,
	2017	2016
Human Nutrition & Health	$73,127	$71,555
Animal Nutrition & Health	38,078	39,232
Specialty Products	18,790	17,117
Industrial Products	7,733	7,237
Total	$137,728	$135,141

Business Segment Earnings Before Income Taxes:
	Three Months Ended March 31,
	2017	2016
Human Nutrition & Health	$10,196	$8,372
Animal Nutrition & Health	5,376	6,535
Specialty Products	6,463	5,288
Industrial Products	722	234
Transaction costs, integration costs, and legal settlement	(54)	(461)
Interest and other expense	(1,993)	(1,987)
Total	$20,710	$17,981

Transaction and integration costs were primarily related to the aforementioned definitive agreements (see Note 2).

The following table summarizes domestic (U.S.) and foreign sales for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Domestic	$106,300	$104,171
Foreign	31,428	30,970
Total	$137,728	$135,141

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2017 and 2016 for income taxes and interest is as follows:

	Three Months Ended March 31,
	2017	2016
Income taxes	$195	$9,258
Interest	$1,676	$1,699

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2017	2016
Net foreign currency translation adjustment	$541	$1,255
Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of prior service cost (credit)	19	(2)
Amortization of gain	(4)	(3)
Total before tax	15	(5)
Tax	(5)	1
Net of tax	10	(4)

Total other comprehensive income (loss)	$551	$1,251

Accumulated other comprehensive loss at March 31, 2017 and December 31, 2016 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2016	$(6,707)	$(142)	$(6,849)
Other comprehensive income	541	10	551
Balance March 31, 2017	$(6,166)	$(132)	$(6,298)

NOTE 14 – EMPLOYEE BENEFIT PLAN

The Company currently provides postretirement benefits in the form of a retirement medical plan under a collective bargaining agreement covering eligible retired employees of its Verona, Missouri facility.

Net periodic benefit costs for such retirement medical plan were as follows:

	Three Months Ended March 31,
	2017	2016
Service cost	$17	$10
Interest cost	12	9
Amortization of prior service cost (credit)	19	(2)
Amortization of gain	(4)	(3)
Net periodic benefit cost	$44	$14

The amount recorded for this obligation on the Company’s balance sheet as of March 31, 2017 and December 31, 2016 is $1,439 and $1,411, respectively, and is included in other long-term obligations. The plan is unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Rent expense charged to operations under lease agreements for the three months ended March 31, 2017 and 2016 aggregated approximately $792 and $729, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at March 31, 2017 are as follows:

Year
April 1, 2017 to December 31, 2017	$1,966
2018	1,935
2019	1,613
2020	1,273
2021	1,161
2022	863
Thereafter	5,946
Total minimum lease payments	$14,757

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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2017 and December 31, 2016 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at March 31, 2017 and December 31, 2016 includes $777 and $776 in money market funds, respectively. The money market funds are valued using level one, as defined by ASC 820, “Fair Value Measurement.”

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company provides services on a contractual agreement to St. Gabriel CC Company, LLC. These services include accounting, information technology, quality control, and purchasing services, as well as operation of the St. Gabriel CC Company, LLC plant. The Company also sells raw materials to St. Gabriel CC Company, LLC. In return, St. Gabriel CC Company, LLC provides choline chloride finished goods. The services the Company provided and raw materials sold amounted to $878 and $4,348, respectively, for the three months ended March 31, 2017, and are primarily recorded, net of the finished goods received from St. Gabriel CC Company, LLC of $4,685, in cost of goods sold. At March 31, 2017, the Company had a receivable of $3,386, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and a payable of $3,126 for finished goods received recorded in accrued expenses. In addition, the Company had a payable in the amount of $739 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accrued expenses.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

Overview

We develop, manufacture, distribute and market specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health, plant, industrial and medical device sterilization industries.

Acquisition of Albion Laboratories, Inc. (formerly known as Albion International, Inc.),

On February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion Laboratories, Inc. (formerly known as Albion International, Inc.), (Albion), a privately held manufacturer of mineral amino acid chelates, specialized mineral salts and mineral complexes, headquartered in Clearfield, Utah.  The Company made payments of approximately $116.4 million on the acquisition date, amounting to approximately $110.6 million to the former shareholders, adjustments for working capital acquired of $4.9 million, and approximately $0.9 million to Albion’s lenders to pay off all Albion bank debt.  Albion has been a world leader and innovator in the manufacture of superior organic mineral compounds for sixty years and leverages scientific expertise in the areas of human and plant nutrition.  Albion’s products are renowned in the supplement industry for technologically advanced, unparalleled bioavailability.  The acquisition of Albion continues to expand the Company’s science based human health and wellness solutions and will immediately increase our product offerings in the nutritional ingredient market.  Additionally, the Company will also benefit from a broader geographic footprint and a stronger position as a technological leader in spray-drying and ingredient delivery solutions.  Albion’s human nutrition business has become a part of the Human Nutrition & Health reportable segment and the micronutrient agricultural business has become a part of the Specialty Products reportable segment.

Acquisition of Chol-Mix Kft

On March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase the assets of Chol-Mix Kft, a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1,500. As of March 31, 2017, approximately €1,090, translated to approximately $1,170, has been paid to Chol-Mix Kft with the remaining balance of approximately €410, translated to approximately $435, due at the end of a related manufacturing agreement. The acquisition of Chol-Mix’s assets will provide our Animal Nutrition & Health segment with additional dry choline chloride capacity in Europe, geographical expansion opportunities in Eastern Europe, and technical knowledge supporting the application of liquids on carriers.

Human Nutrition & Health

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

The following tables summarize consolidated business segment net sales and earnings from operations for the three months ended March 31, 2017 and 2016:

Business Segment Net Sales:

	Three Months Ended March 31,
	2017	2016
Human Nutrition & Health	$73,127	$71,555
Animal Nutrition & Health	38,078	39,232
Specialty Products	18,790	17,117
Industrial Products	7,733	7,237
Total	$137,728	$135,141

Business Segment Earnings From Operations:

	Three Months Ended March 31,
	2017	2016
Human Nutrition & Health	$10,196	$8,372
Animal Nutrition & Health	5,376	6,535
Specialty Products	6,463	5,288
Industrial Products	722	234
Transaction costs, integration costs and legal settlement	(54)	(461)
Total	$22,703	$19,968

RESULTS OF OPERATIONS

Three months ended March 31, 2017 compared to three months ended March 31, 2016.

Net Sales

Net sales for the three months ended March 31, 2017 were $137,728, as compared with $135,141 for the three months ended March 31, 2016, an increase of $2,587 or 1.9%.  Net sales for the Human Nutrition & Health segment were $73,127 for the three months ended March 31, 2017, compared with $71,555 for the three months ended March 31, 2016, an increase of $1,572 or 2.2%.  The sales from the acquired Albion business contributed $2,989 to the overall increase, as a result of having one additional month in 2017. Additionally, sales of Choline Nutrients increased 10% on an 11.5% volume increase, when compared to the three months ended March 31, 2016. These increases were partially offset by Powder Systems’ sales decline of $2,444 or 9.3% due to lower volume and average selling prices, when compared to the three months ended March 31, 2016.  Net sales for the Animal Nutrition & Health segment were $38,078 for the three months ended March 31, 2017, as compared with $39,232 for the three months ended March 31, 2016, a decrease of $1,154 or 2.9%. Global feed grade choline product sales declined by $960 or 3.9% primarily due to lower average selling prices, partially offset by higher volumes. Sales of products targeted for ruminant animal feed markets decreased by $525 or 4.2% from the prior year comparable period. The decline was primarily the result of lower sales volumes of Aminoshure®, due to an inventory correction at a significant customer, and chelated mineral products due to weakening dairy economics, particularly in international markets as well as increased competition, partially offset by increased sales of Reashure®. Net sales for the Specialty Products segment were $18,790 for the three months ended March 31, 2017, as compared with $17,117 for the three months ended March 31, 2016, an increase of $1,673 or 9.8%. The sales from the additional one month of the acquired Albion business contributed $775 to the overall increase. In addition, favorable domestic weather patterns led to increased plant nutrition volumes. Net sales for the Industrial Products segment were $7,733 for the three months ended March 31, 2017 as compared to $7,237 for the three months ended March 31, 2016, an increase of $496 or 6.9%.  The increase is principally due higher sales of various choline and choline derivatives used in shale fracking applications, partially offset by the prior year including sales to our St. Gabriel CC Company, LLC partner in advance of the joint venture becoming operational.

Gross Margin

For the three months ended March 31, 2017, gross margin increased to $44,429 compared to $42,824 for the three months ended March 31, 2016.  Gross margin as a percentage of sales for the three months ended March 31, 2017 increased to 32.3% from 31.7% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment increased 0.9% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to the valuation of acquired inventory to fair value in 2016, which increased cost of goods sold by $1,511. Gross margin percentage decreased for Animal Nutrition & Health by 2.0% primarily due to raw material cost increases, as well as lower average selling prices due to increased competitive activity in feed grade choline products.  Gross margin percentage for the Specialty Products segment increased by 1.2% compared to the three month period ended March 31, 2016 due to the valuation of acquired inventory to fair value, which increased cost of goods sold by $900 in 2016. Industrial Products gross margin percentage increased by 4.7% from the prior year comparative period, primarily due to a more favorable customer mix and improved cost structure.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 were $21,726 or 15.8% of net sales as compared to $22,856 or 16.9% of net sales for the three months ended March 31, 2016.  The decrease was primarily due to reduced transaction and integration costs of $1,107 when compared to 2016.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended March 31, 2017 were $22,703 as compared to $19,968 for the three months ended March 31, 2016, an increase of $2,735 or 13.7%.  Earnings from operations as a percentage of sales (“operating margin”) for the three months ended March 31, 2017 were

16.5%, increasing from 14.8% for the three months ended March 31, 2016, primarily due to the aforementioned impact of the valuation of the acquired inventory and higher transaction and integration expenses in 2016. These increases were partially offset by a favorable legal settlement in 2016. Earnings from the Human Nutrition & Health segment were $10,196, an increase of $1,824 or 21.8%, primarily due to the aforementioned impact of valuation of the acquired inventory in 2016. Animal Nutrition & Health segment earnings from operations were $5,376, a decrease of $1,159 or 17.7%, primarily the result of increased raw material costs, lower average selling prices and lower volumes in the ruminant animal products. Earnings from operations from the Specialty Products segment were $6,463, an increase of $1,175, or 22.2%, primarily the result of the aforementioned impact of the valuation of acquired inventory in 2016. Earnings from operations from the Industrial Products segment of $722 for the quarter ended March 31, 2017 increased $488 compared to the quarter ended March 31, 2016, primarily due to the aforementioned higher sales and stronger gross margins due to a more favorable customer mix and improved cost structure.

Other Expenses (Income)

Interest expense for the three months ended March 31, 2017 and 2016 was $1,799 and $1,843, respectively, and is primarily related to the loans entered into on May 7, 2014.  Other expense was $196 for the three months ended March 31, 2017 and $147 for the three months ended March 31, 2016, respectively.

Income Tax Expense

The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 25.1% and 33.9%, respectively.  The company’s effective tax rate for the three months ended March 31, 2017 is lower primarily due to excess tax benefits from stock-based compensation being recognized as a reduction to the provision for income taxes, resulting from the adoption of ASU 2016-09, as well as lower tax rates in certain jurisdictions.

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended March 31, 2017 were $15,518 as compared with $11,886 for the three months ended March 31, 2016, an increase of $3,632 or 30.6%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

During the three months ended March 31, 2017, there were no other material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents decreased to $36,997 at March 31, 2017 from $38,643 at December 31, 2016. At March 31, 2017, the Company had $17,534 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our U.S. operations, we could be required to pay additional U.S. taxes to repatriate these funds.  Working capital was $102,164 at March 31, 2017 as compared to $87,434 at December 31, 2016, an increase of $14,730.

Operating Activities

Cash flows from operating activities provided $22,802 for the three months ended March 31, 2017 as compared to $29,323 for the three months ended March 31, 2016.  The decrease in cash flows from operating activities was primarily due to increases in inventory levels and reduced balances in accounts payable and accrued expenses, partially offset by timing of income tax payments.

Investing Activities

As previously noted, on March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase the assets of Chol-Mix Kft, a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1.5 million. As of March 31, 2017, approximately €1,090, translated to approximately $1,170, has been paid to Chol-Mix Kft with the remaining balance of approximately €410, translated to approximately $435, due at the end of a related manufacturing agreement.

The Company continues to invest in projects across all production facilities and capital expenditures were $2,934 and $10,660 for the three months ended March 31, 2017 and 2016, respectively. In 2016, the Company spent approximately $6,085 towards its agglomeration production equipment initiative; as well as, approximately $1,215 related to expanding the Company’s Animal Nutrition & Health capacity in our manufacturing facility located in Verona, Missouri.

Financing Activities

The Company made debt payments of $8,750 during 2017 and 2016 related to the senior secured term loan. In addition, the Company made net debt payments of $3,000 related to the revolving loan in 2017 and has $84,000 available under a revolving loan agreement.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,158,010 shares have been purchased, none of which remained in treasury at March 31,

2017.  The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $3,969 and $1,345 for the three months ended March 31, 2017 and 2016, respectively.  Dividend payments were $12,069 and $10,727 for the three months ended March 31, 2017 and 2016, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of two retirement medical plans.  The liability recorded in other long-term liabilities on the consolidated balance sheet as of March 31, 2017 is $1,439 and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the newly adopted plan.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2016 Annual Report on Form 10-K, during the three months ended March 31, 2017.

Related Party Transactions

The Company was engaged in related party transactions with St. Gabriel CC Company, LLC during the three months ended March 31, 2017. See Note 17.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of March 31, 2017, the Company’s borrowings were under a bank term loan and revolving loan bearing interest at LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at March 31, 2017, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $2,698. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Part II.	Other Information

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 5.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where such activities, transactions or dealings are de minimis. During the three months ending March 31, 2017, we sold, in a single sales transaction, 765 twenty-five kilogram bags of ReaShure® encapsulated choline, at a sales price of $82,238 to Imex Gulf, Inc., a privately held US corporation headquartered in Plano, Texas. Imex Gulf, Inc. exported this product to Pishgaman Taghzieh DTI Co.in Tehran, Iran, for subsequent sale and distribution in Iran. We conducted this product sale in compliance with applicable laws. The sale of ReaShure®, an animal feed ingredient, is permissible pursuant to certain statutory and regulatory exemptions from U.S. sanctions applicable to food products.

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

BALCHEM CORPORATION

By: /s/ Theodore L. Harris
Theodore L. Harris, Chairman, President and Chief Executive Officer

By: /s/ William A. Backus
William A. Backus, Chief Financial Officer and Treasurer

Date: May 9, 2017

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