Form 10-Q
period 2017-09-30
BALCHEM CORP
filed 2017-11-07
CIK 9326

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2017
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of November 1, 2017 the registrant had 32,004,237 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	September 30, 2017 (unaudited)	December 31, 2016
Current assets:
Cash and cash equivalents	$34,741	$38,643
Accounts receivable, net of allowance for doubtful accounts of $427 and $489 at September 30, 2017 and December 31, 2016, respectively	86,715	83,252
Inventories	59,624	57,245
Prepaid expenses	3,230	4,110
Prepaid income taxes	5,375	-
Deferred income taxes	-	712
Other current assets	3,924	4,480
Total current assets	193,609	188,442

Property, plant and equipment, net	184,246	165,754

Goodwill	441,259	439,811
Intangible assets with finite lives, net	134,511	147,484
Other assets	5,213	7,135
Total assets	$958,838	$948,626

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$24,952	$32,514
Accrued expenses	23,286	14,758
Accrued compensation and other benefits	6,529	6,648
Dividends payable	19	12,088
Current portion of long-term debt	35,000	35,000
Total current liabilities	89,786	101,008

Long-term debt	200,600	226,490
Revolving loan - long-term	-	19,000
Deferred income taxes	77,096	74,199
Other long-term obligations	5,417	6,896
Total liabilities	372,899	427,593

Commitments and contingencies (note 15)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 120,000,000 shares; 31,997,587 shares issued and outstanding at September 30, 2017 and 31,757,861 shares issued and outstanding at December 31, 2016	2,133	2,117
Additional paid-in capital	149,699	137,676
Retained earnings	436,185	388,089
Accumulated other comprehensive loss	(2,078)	(6,849)
Total stockholders' equity	585,939	521,033

Total liabilities and stockholders' equity	$958,838	$948,626

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$150,716	$138,509	$435,526	$412,444

Cost of sales	104,535	93,853	298,155	278,515

Gross margin	46,181	44,656	137,371	133,929

Operating expenses:
Selling expenses	13,656	13,601	40,937	41,182
Research and development expenses	2,712	1,681	6,807	5,543
General and administrative expenses	6,758	6,428	19,038	20,957
	23,126	21,710	66,782	67,682

Earnings from operations	23,055	22,946	70,589	66,247

Other expenses (income):
Interest income	(2)	(2)	(5)	(7)
Interest expense	2,012	1,790	5,702	5,538
Other, net	348	387	926	581

Earnings before income tax expense	20,697	20,771	63,966	60,135

Income tax expense	4,654	6,759	15,870	20,087

Net earnings	$16,043	$14,012	$48,096	$40,048

Net earnings per common share - basic	$0.50	$0.44	$1.51	$1.27

Net earnings per common share - diluted	$0.50	$0.44	$1.49	$1.26

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net earnings	$16,043	$14,012	$48,096	$40,048

Other comprehensive income, net of tax:

Net foreign currency translation adjustment	1,502	302	4,740	850

Net change in postretirement benefit plan, net of taxes of $(5) and $(4) for the three months ended September 30, 2017 and 2016, and $(14) and $(9) for the nine months ended September 30, 2017 and 2016.	10	9	31	(421)

Other comprehensive income	1,512	311	4,771	429

Comprehensive income	$17,555	$14,323	$52,867	$40,477

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net earnings	$48,096	$40,048

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,170	34,383
Stock compensation expense	4,348	5,646
Deferred income taxes	(59)	656
Provision for doubtful accounts	42	160
Foreign currency transaction loss	304	43
Loss on disposal of assets	239	319
Changes in assets and liabilities
Accounts receivable	485	(522)
Inventories	682	5,502
Prepaid expenses and other current assets	(398)	1,996
Accounts payable and accrued expenses	(3,499)	2,404
Income taxes	(4,373)	(10,118)
Other	417	(700)
Net cash provided by operating activities	79,454	79,817

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(17,393)	(110,601)
Capital expenditures	(17,676)	(18,801)
Proceeds from insurance	2,000	1,000
Intangible assets acquired	(408)	(765)
Net cash used in investing activities	(33,477)	(129,167)

Cash flows from financing activities:
Proceeds from revolving loan	22,000	65,000
Principal payments on revolving loan	(41,000)	(37,000)
Principal payments on long-term debt	(26,250)	(26,250)
Principal payment on acquired debt	(2,384)	(884)
Proceeds from stock options exercised	9,524	5,985
Excess tax benefits from stock compensation	-	1,935
Dividends paid	(12,069)	(10,727)
Purchase of treasury stock	(1,833)	(1,478)
Net cash used in financing activities	(52,012)	(3,419)

Effect of exchange rate changes on cash	2,133	507

Decrease in cash and cash equivalents	(3,902)	(52,262)

Cash and cash equivalents beginning of period	38,643	84,795
Cash and cash equivalents end of period	$34,741	$32,533

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results expected for the full year or any interim period.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which addresses the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017 prospectively (prior periods have not been restated).  The primary impact of adoption was the recognition during the three and nine months ended September 30, 2017, of excess tax benefits of approximately $813 and $2,552, respectively, as a reduction to the provision for income taxes and the classification of these excess tax benefits in operating activities in the consolidated statement of cash flows instead of financing activities.  The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statement of cash flows, since such cash flows have historically been presented in financing activities. The Company also elected to continue estimating forfeitures when determining the amount of stock-based compensation costs to be recognized in each period. No other provisions of ASU 2016-09 had a material impact on the Company’s financial statements or disclosures.

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

Transaction and integration related costs included in general and administrative expenses for the nine months ended September 30, 2017 and 2016 are $8 and $1,484, respectively.

The following unaudited pro forma information has been prepared as if the Albion Acquisition had occurred on January 1, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,

	Net Sales	Net Earnings	Net Sales	Net Earnings
2017 Albion actual results included in the Company’s consolidated income statement	$13,143	$1,441	$45,376	$7,351

2017 Supplemental pro forma combined financial information	$150,716	$16,148	$435,526	$48,105

Basic earnings per share		$0.51		$1.51
Diluted earnings per share		$0.50		$1.49

2016 Albion actual results included in the Company’s consolidated income statement from February 1, 2016 through September 30, 2016	$11,816	$639	$37,915	$801

2016 Supplemental pro forma combined financial information	$138,509	$14,276	$417,024	$44,911

Basic earnings per share		$0.45		$1.43
Diluted earnings per share		$0.45		$1.41

2017 supplemental pro forma earnings for the nine months ended September 30, 2017 exclude a working capital adjustment refund of $162 and acquisition-related costs incurred of $170. 2016 supplemental pro forma earnings for the nine months ended September 30, 2016 exclude $26,203 of acquisition-related costs incurred and $5,363 of non-recurring expenses related to the fair value adjustment to acquisition-date inventory. The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the Albion acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Acquisition of Chol-Mix Kft

On March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase certain assets of Chol-Mix Kft (“Chol-Mix), a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1,500. As of September 30, 2017, approximately €1,150, translated to approximately $1,230, has been paid to Chol-Mix Kft with the remaining balance of approximately €350, translated to approximately $415, due at the end of a related manufacturing agreement. The acquisition of Chol-Mix’s assets will provide our Animal Nutrition & Health segment with additional dry choline chloride capacity in Europe, geographical expansion opportunities in Eastern Europe, and technical knowledge supporting the application of liquids on carriers.

Management has completed its accounting for the acquisition. As a result, the fair values of the assets acquired have been determined and goodwill of $404 has been recorded.

Transaction related costs included in general and administrative expenses for the nine months ended September 30, 2017 are $79.

Acquisition of Innovative Food Processors, Inc.

On June 1, 2017, the Company acquired 100 percent of the outstanding common shares of  Innovative Food Processors, Inc. (“IFP”), a privately held manufacturer of agglomerated and microencapsulated food and nutrition ingredients, headquartered in Faribault, Minnesota. The Company made payments of approximately $22,975 on the acquisition date and $635 in September to true-up working capital, amounting to approximately $16,161 to the former shareholders, adjustments for working capital acquired of $5,065, and $2,384 to IFP’s lenders to pay off all IFP bank debt. The acquisition of IFP expands the Company’s Human Nutrition & Health segment’s processing technology and market reach, while bringing innovative and value-added systems to food, beverage, and nutrition customers.

Management has completed its preliminary initial accounting for the acquisition. As a result, the estimated fair values of the assets acquired and liabilities assumed have been determined and $1,045 of estimated goodwill has been recorded.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

Cash and cash equivalents	$5,065
Accounts receivable	2,860
Inventories	2,537
Prepaid expenses	186
Property, plant and equipment	12,219
Customer relationships	2,942
Developed technology	1,078
Trademark & trade name	1,388
Covenant not to compete	126
Goodwill	1,045
Trade accounts payable	(844)
Accrued expenses	(1,416)
Bank debt	(2,384)
Deferred income taxes	(3,576)
Amount paid to shareholders	21,226
IFP bank debt paid on purchase date	2,384
Total amount paid on acquisition date	$23,610

The goodwill of $1,045 arising from the IFP Acquisition consists largely of expected synergies, including the combined entities’ experience and technical problem solving capabilities, and acquired workforce. The goodwill is assigned to the Human Nutrition & Health segment, and is not tax deductible for income tax purposes.

The estimated valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions that are subject to change. In preparing our preliminary fair value estimates of the intangible assets and certain tangible assets acquired, management, among other things, consulted an independent advisor. The purchase price and related allocation to assets acquired and liabilities assumed is preliminary pending finalizing of actual working capital acquired as of the acquisition date. Additionally, certain intangible assets are not tax deductible and the related deferred tax liabilities are preliminary pending management’s final review.

Customer relationships are amortized over a 10-year period utilizing an accelerated method based on the estimated average customer attrition rate. Trademark & trade name, covenant not to compete, and developed technology are amortized over 17 years, 3 years, and 5 years, respectively, utilizing the straight-line method as the consumption pattern of the related economic benefits cannot be reliably determined.

The Company is indemnified for tax liabilities prior to the acquisition date. Indemnified tax liabilities will create an indemnification asset (receivable). At this time, an indemnification asset (receivable) balance has not been established.

Transaction related costs included in general and administrative expenses for the three and nine months ended Sepember 30, 2017 are $55 and $2,020, respectively.

The Company has elected not to show pro forma information as this acquisition was immaterial to the overall financial results of the Company.

NOTE 3 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company’s results for the three and nine months ended September 30, 2017 and 2016 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended September 30,
	2017	2016
Cost of sales	$174	$260
Operating expenses	1,288	1,436
Net earnings	(944)	(1,114)

	Increase/(Decrease) for the Nine Months Ended September 30,
	2017	2016
Cost of sales	$318	$780
Operating expenses	4,028	4,867
Net earnings	(2,775)	(3,587)

As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2017, the plans had 1,600,000 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2017 and 2016 is summarized below:

For the nine months ended September 30, 2017	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2016	1,066	$45.32	$41,161
Granted	220	85.23
Exercised	(256)	37.16
Forfeited	(47)	71.81
Cancelled	(22)	57.48
Outstanding as of September 30, 2017	961	$55.06	$25,995	6.8
Exercisable as of September 30, 2017	504	$40.45	$20,592	5.1

For the nine months ended September 30, 2016	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2015	1,017	$37.29	$23,927
Granted	338	60.78
Exercised	(198)	31.03
Forfeited	-	-
Outstanding as of September 30, 2016	1,157	$45.22	$37,435	6.6
Exercisable as of September 30, 2016	644	$34.29	$27,857	4.9

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 30% and 34%; risk-free interest rates of 1.8% and 1.2%; and expected lives of 4.6 and 5.0 years, in each case for the nine months ended September 30, 2017 and 2016, respectively.

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

Other information pertaining to option activity during the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average fair value of options granted	$-	$-	$23.21	$18.45
Total intrinsic value of stock options exercised ($000s)	$3,566	$4,423	$11,163	$6,680

Non-vested restricted stock activity for the nine months ended September 30, 2017 and 2016 is summarized below:

Nine months ended September 30, 2017	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2016	102	$54.18
Granted	9	85.40
Vested	(43)	50.30
Forfeited	(4)	55.45
Non-vested balance as of September 30, 2017	64	$61.29

Nine months ended September 30, 2016	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	150	$47.46
Granted	18	60.85
Vested	(52)	42.36
Forfeited	-	-
Non-vested balance as of September 30, 2016	116	$51.83

Non-vested performance share activity for the nine months ended September 30, 2017 and 2016 is summarized below:

Nine months ended September 30, 2017	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2016	34	$61.06
Granted	16	93.85
Vested	-	-
Forfeited	(11)	69.25
Non-vested balance as of September 30, 2017	39	$72.62

Nine months ended September 30, 2016	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	20	$58.77
Granted	21	63.15
Vested	-	-
Forfeited	(4)	60.87
Non-vested balance as of September 30, 2016	37	$61.04

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an (1) EBITDA performance  hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and (2) relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 1.5% and 0.88%; dividend yields of 0.6% and 0.6%; volatilities of 32% and 32%; and initial TSR’s of 8.2% and -6.6%, in each case for the nine months ended September 30, 2017 and 2016, respectively. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of September 30, 2017 and 2016, there was $8,732 and $10,423, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2017, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years. The Company estimates that share-based compensation expense for the year ended December 31, 2017 will be approximately $5,900.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,173,135 shares have been purchased, of which no shares remained in treasury at September 30, 2017. During the nine months ended September 30, 2017 and 2016, a total of 22,300 and 23,651 shares, respectively, have been purchased at an average cost of $82.21 and $62.51 per share, respectively. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES

Inventories at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$20,694	$20,751
Work in progress	3,646	3,225
Finished goods	35,284	33,269
Total inventories	$59,624	$57,245

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017	December 31, 2016
Land	$7,246	$4,208
Building	58,322	45,735
Equipment	192,926	177,841
Construction in progress	17,122	17,357
	275,616	245,141
Less: accumulated depreciation	91,370	79,387
Property, plant and equipment, net	$184,246	$165,754

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $441,259 and $439,811 as of September 30, 2017 and December 31, 2016, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Goodwill at January 1, 2017	$439,811
Goodwill as a result of the Acquisitions – see Note 2	1,448
Goodwill at September 30, 2017	$441,259

There was a $1,405 increase in the carrying amount of goodwill during the three months ended September 30, 2017, as a result of changes to the fair value of assets acquired and liabilities assumed (See Note 2).

	September 30, 2017	December 31, 2016
Human Nutrition & Health	$405,232	$404,187
Animal Nutrition & Health	12,137	11,734
Specialty Products	22,662	22,662
Industrial Products	1,228	1,228
Total	$441,259	$439,811

Identifiable intangible assets with finite lives at September 30, 2017 and December 31, 2016 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 9/30/17	Accumulated Amortization at 9/30/17	Gross Carrying Amount at 12/31/16	Accumulated Amortization at 12/31/16
Customer relationships & lists	10	$190,044	$100,868	$185,885	$86,338
Trademarks & trade names	17	40,630	11,978	39,241	9,260
Developed technology	5	13,338	5,269	12,260	3,358
Other	5-17	13,278	4,664	12,713	3,659
		$257,290	$122,779	$250,099	$102,615

Amortization of identifiable intangible assets was approximately $20,145 for the nine months ended September 30, 2017. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2017 is $6,910, approximately $24,575 for 2018, $22,460 for 2019, $20,440 for 2020, $17,215 for 2021 and $15,675 for 2022. At September 30, 2017, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2017.

NOTE 7 – EQUITY-METHOD INVESTMENT

In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and expansion will be funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support.  Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as we do not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $138 and $132 for the three months ended September 30, 2017 and 2016, respectively, and a loss of $408 and $132 for the nine months ended September 30, 2017 and 2016, respectively, relating to its portion of the joint venture’s expenses in other expense. The carrying value of the joint venture at September 30, 2017 and December 31, 2016 is $4,942 and $4,553, respectively, and is recorded in other assets.

NOTE 8 – LONG-TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000

(collectively referred to as the “loans”). On February 1, 2016, $65,000 of the revolving loan was used to fund the Albion International, Inc. acquisition (see Note 2). In addition, on June 1, 2017, $20,000 of the revolving loan was used to fund the Innovative Food Processors, Inc. acquisition (see Note 2). At September 30, 2017, the Company had a total of $236,250 of debt outstanding. The term loan is payable in quarterly installments of $8,750 commencing on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion. The revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 2.74% at September 30, 2017. The Company has $100,000 of undrawn revolving loan at September 30, 2017 that is subject to a commitment fee, which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At September 30, 2017, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the company.

The following table summarizes the future minimum debt payments:

Year	Term loan	Revolving loan	Total
October 1, 2017 to December 31, 2017	$8,750	$-	$8,750
2018	35,000	-	35,000
2019	192,500	-	192,500
Future principal payments	236,250	-	236,250
Less unamortized debt financing costs	650	-	650
Less current portion of long-term debt	35,000	-	35,000
Total long-term debt	$200,600	$-	$200,600

Costs associated with the issuance of debt instruments are capitalized as debt discount and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $650 at September 30, 2017 and are shown net against outstanding principal, as required by ASU 2015-03, on the accompanying balance sheet. Amortization expense pertaining to these costs totaled $117 and $130 for the three months ended September 30, 2017 and 2016 and $360 and $398 for the nine months ended September 30, 2017 and 2016, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

NOTE 9 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended September 30, 2017	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$16,043	31,906,629	$.50

Effect of dilutive securities – stock options, restricted stock, and performance shares		334,827

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$16,043	32,241,456	$.50

Three months ended September 30, 2016	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$14,012	31,566,067	$.44

Effect of dilutive securities – stock options, restricted stock, and performance shares		412,736

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$14,012	31,978,803	$.44

Nine months ended September 30, 2017	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$48,096	31,803,869	$1.51

Effect of dilutive securities – stock options, restricted stock, and performance shares		399,617

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$48,096	32,203,486	$1.49

Nine months ended September 30, 2016	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$40,048	31,483,053	$1.27

Effect of dilutive securities – stock options, restricted stock, and performance shares		404,209

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$40,048	31,887,262	$1.26

The Company had stock options covering 200,610 and 332,560 shares at September 30, 2017 and 2016, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of common stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 10 – INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. All of the unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2017, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2013. As of September 30, 2017 and December 31, 2016, the Company had approximately $4,810 and $6,637, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. During the nine months ended September 30, 2017 the decrease in the amount of unrecognized tax benefits was related to certain statutes of limitation expiring, and the filing of certain voluntary disclosures.  During the nine months ended September 30, 2016, the increase in the amount of unrecognized tax benefits was primarily related to the acquisition of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects).  The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2017 and December 31, 2016 was approximately $1,897 and $2,486, respectively, and is included in other long-term obligations.

The Company’s effective tax rate for the three months ended September 30, 2017 and 2016 was 22.5% and 32.5%, respectively and 24.8% and 33.4%, respectively, for the nine months ended September 30, 2017 and 2016.  The company’s effective tax rate for the three and nine months ended September 30, 2017 is lower primarily due to excess tax benefits from stock-based compensation being recognized as a reduction to the provision for income taxes, resulting from the adoption of ASU 2016-09, a purchase price reduction related to the SensoryEffects acquisition, along with reduced taxes and reduced tax rates in certain jurisdictions.

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

Business Segment Assets:
	September 30, 2017	December 31, 2016
Human Nutrition & Health	$719,880	$709,337
Animal Nutrition & Health	115,942	121,860
Specialty Products	63,178	64,030
Industrial Products	14,749	10,477
Other Unallocated	45,089	42,922
Total	$958,838	$948,626

Depreciation/Amortization:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Human Nutrition & Health	$8,462	$8,578	$24,773	$25,172
Animal Nutrition & Health	1,296	1,837	4,330	5,515
Specialty Products	1,028	982	3,067	2,777
Industrial Products	187	186	640	521
Total	$10,973	$11,583	$32,810	$33,985

Capital Expenditures:
	Nine Months Ended September 30,
	2017	2016
Human Nutrition & Health	$13,290	$11,780
Animal Nutrition & Health	2,585	5,442
Specialty Products	852	1,060
Industrial Products	949	519
Total	$17,676	$18,801

Business Segment Net Sales:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Human Nutrition & Health	$81,365	$74,926	$232,523	$221,281
Animal Nutrition & Health	38,010	40,935	113,136	118,579
Specialty Products	17,264	16,477	56,813	53,919
Industrial Products	14,077	6,171	33,054	18,665
Total	$150,716	138,509	$435,526	$412,444

Business Segment Earnings Before Income Taxes:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Human Nutrition & Health	$10,426	$10,460	$31,942	$27,856
Animal Nutrition & Health	5,154	6,784	14,219	20,623
Specialty Products	5,607	5,237	20,125	17,541
Industrial Products	2,096	527	4,397	1,019
Transaction, integration costs, and legal settlement	(228)	(62)	(2,181)	(792)
Indemnification settlement	-	-	2,087	-
Interest and other income (expense)	(2,358)	(2,175)	(6,623)	(6,112)
Total	$20,697	$20,771	$63,966	$60,135

Transaction and integration costs were primarily related to the aforementioned definitive agreements (see Note 2).

Indemnification settlement is related to the acquisition of Performance Chemicals & Ingredients Company (d/b/a SensoryEffects).

The following table summarizes domestic (U.S.) and foreign sales for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended Sepember 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic	$116,771	$105,093	$336,298	$314,644
Foreign	33,945	33,416	99,228	97,800
Total	$150,716	$138,509	$435,526	$412,444

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2017 and 2016 for income taxes and interest is as follows:

	Nine Months Ended September 30,
	2017	2016
Income taxes	$21,024	$25,644
Interest	$5,331	$5,107

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income were as follows:

	Three Months Ended September 30,
	2017	2016
Net foreign currency translation adjustment	$1,502	$302
Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of prior service cost	19	16
Amortization of gain	(4)	(3)
Total before tax	15	13
Tax	(5)	(4)
Net of tax	10	9

Total other comprehensive income	$1,512	$311

	Nine Months Ended September 30,
	2017	2016
Net foreign currency translation adjustment	$4,740	$850
Net change in postretirement benefit plan (see Note 14 for further information)
Initial adoption of new plan	-	(444)
Amortization of prior service cost	57	40
Amortization of gain	(12)	(8)
Total before tax	45	(412)
Tax	(14)	(9)
Net of tax	31	(421)

Total other comprehensive income	$4,771	$429

Accumulated other comprehensive loss at September 30, 2017 and December 31, 2016 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2016	$(6,707)	$(142)	$(6,849)
Other comprehensive income	4,740	31	4,771
Balance September 30, 2017	$(1,967)	$(111)	$(2,078)

NOTE 14 – EMPLOYEE BENEFIT PLAN

The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that under a collective bargaining agreement covers eligible retired employees of the Verona facility and a plan for Named Executive Officers.

Net periodic benefit costs for such retirement medical plans were as follows:

	Nine Months Ended September 30,
	2017	2016
Service cost	$50	$48
Interest cost	35	33
Amortization of prior service cost	55	40
Amortization of gain	(11)	(8)
Net periodic benefit cost	$129	$113

The amount recorded for these obligations on the Company’s balance sheet as of September 30, 2017 and December 31, 2016 is $1,496 and $1,411, respectively, and is included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $100 per year.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Rent expense charged to operations under lease agreements for the nine months ended September 30, 2017 and 2016 aggregated approximately $2,496 and $2,347, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at September 30, 2017 are as follows:

Year
October 1, 2017 to December 31, 2017	$1,362
2018	2,500
2019	2,118
2020	1,777
2021	1,204
2022	1,319
Thereafter	5,943
Total minimum lease payments	$16,223

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

The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources (“MDNR”) included removal of dioxin contaminated soil and equipment, capping of areas of residual contamination in four relatively small areas of the site separate from the manufacturing facilities, and the installation of wells to monitor groundwater and surface water contamination by organic chemicals. Cleanup activities are finished. Monitoring is ongoing. EPA selected a remedy of “no further action” for groundwater at the site; contamination is within health-based standards. Monitoring is ongoing.

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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2017 and December 31, 2016 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at September 30, 2017 and December 31, 2016 includes $780 and $776 in money market funds, respectively. The money market funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company provides services on a contractual agreement to St. Gabriel CC Company, LLC. These services include accounting, information technology, quality control, and purchasing services, as well as operation of the St. Gabriel CC Company, LLC plant. The Company also sells raw materials to St. Gabriel CC Company, LLC. In return, St. Gabriel CC Company, LLC provides choline chloride finished goods. The services the Company provided amounted to $846 and $859, respectively, for the three months ended September 30, 2017 and 2016, and $2,568 and $859, respectively for the nine months ended September 30, 2017 and 2016. The raw materials sold amounted to $5,976 and $3,735, repectively, for the three months ended September 30, 2017 and 2016, and $15,858 and $3,735, respectively, for the nine months ended September 30, 2017 and 2016. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $5,090 and $4,064, respectively, for the three months ended September 30, 2017 and 2016 and $14,272 and $4,064, repectively, for the nine months ended September 30, 2017. At September 30, 2017, the Company had a receivable of $2,449, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and a payable of $1,887 for finished goods received recorded in accrued expenses. In addition, the Company had a payable in the amount of $306 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accrued expenses.

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

Acquisition of Chol-Mix Kft

On March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase certain assets of Chol-Mix Kft, a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1,500. As of September 30, 2017, approximately €1,150, translated to approximately $1,230, has been paid to Chol-Mix Kft with the remaining balance of approximately €350, translated to approximately $415, due at the end of a related manufacturing agreement. The acquisition of Chol-Mix’s assets will provide our Animal Nutrition & Health segment with additional dry choline chloride capacity in Europe, geographical expansion opportunities in Eastern Europe, and technical knowledge supporting the application of liquids on carriers.

Acquisition of Innovative Food Processors, Inc.

On June 1, 2017, the Company acquired 100 percent of the outstanding common shares of  Innovative Food Processors, Inc. (“IFP”), a privately held manufacturer of agglomerated and microencapsulated food and nutrition ingredients, headquartered in Faribault, Minnesota. The Company made payments of approximately $22,975 on the acquisition date and subsequently $635 in September to true-up the opening balance of working capital, amounting to approximately $16,161 to the former shareholders, adjustments for working capital acquired of $5,065, and $2,384 to IFP’s lenders to pay off all IFP bank debt. The acquisition of IFP expands the Company’s Human Nutrition & Health segment’s processing technology and market reach, while bringing innovative and value-added systems to food, beverage, and nutrition customers.

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

The following tables summarize consolidated business segment net sales and earnings from operations for the three and nine months ended September 30, 2017 and 2016:

Business Segment Net Sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Human Nutrition & Health	$81,365	$74,926	$232,523	$221,281
Animal Nutrition & Health	38,010	40,935	113,136	118,579
Specialty Products	17,264	16,477	56,813	53,919
Industrial Products	14,077	6,171	33,054	18,665
Total	$150,716	$138,509	$435,526	$412,444

Business Segment Earnings From Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Human Nutrition & Health	$10,426	$10,460	$31,942	$27,856
Animal Nutrition & Health	5,154	6,784	14,219	20,623
Specialty Products	5,607	5,237	20,125	17,541
Industrial Products	2,096	527	4,397	1,019
Transaction, integration costs, and legal settlement	(228)	(62)	(2,181)	(792)
Indemnification settlement	-	-	2,087	-
Total	$23,055	$22,946	$70,589	$66,247

RESULTS OF OPERATIONS

Three months ended September 30, 2017 compared to three months ended September 30, 2016.

Net Sales

Net sales for the three months ended September 30, 2017 were $150,716, as compared with $138,509 for the three months ended September 30, 2016, an increase of $12,207 or 8.8%.  Net sales for the Human Nutrition & Health segment were $81,365 for the three months ended September 30, 2017, compared with $74,926 for the three months ended September 30, 2016, an increase of $6,439 or 8.6%.  Powder System’s sales increased $4,117, as a result of higher sales from both the legacy business and the acquisition of IFP. Additionally, Encapsulates’ sales increased $2,142, as a result of the acquisition of IFP. Net sales for the Animal Nutrition & Health segment were $38,010 for the three months ended September 30, 2017, as compared with $40,935 for the three months ended September 30, 2016, a decrease of $2,925 or 7.2%.  Sales of products targeted for ruminant animal feed markets decreased by $2,134 or 15.2% from the prior year comparable period.  The decline was the result of unfavorable dairy economics, along with lower sales volumes of ruminant encapsulates, due to order timing.  Total monogastric product sales decreased by $791 or 2.9% due to lower chelated mineral volumes, primarily due to lower exports and order timing. Net sales for the Specialty Products segment were $17,264 for the three months ended September 30, 2017, as compared with $16,477 for the three months ended September 30, 2016, an increase of $787 or 4.8%. The sales increase was primarily due to increased volume of sterilization gases and a stronger mix of chelated minerals for agricultural nutrition. Net sales for the Industrial Products segment were $14,077 for the three months ended September 30, 2017 as compared to $6,171 for the three months ended September 30, 2016, an increase of $7,906 or 128.1%.  The increase is principally due to higher sales of various choline and choline derivatives used in shale fracking applications.

Gross Margin

For the three months ended September 30, 2017, gross margin increased to $46,181 compared to $44,656 for the three months ended September 30, 2016.  Gross margin as a percentage of sales for the three months ended September 30, 2017 decreased to 30.6% from 32.2% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment decreased 1.0% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to product mix and increased raw material costs. Gross margin percentage decreased for Animal Nutrition & Health by 2.8% primarily due to decreased volumes of products targeting ruminant species animals and increases in raw material costs. Gross margin percentage for the Specialty Products segment was flat compared to the three month period ended September 30, 2016. Industrial Products gross margin percentage increased by 3.6% from the prior year comparative period, primarily due to improved cost structure and increased volumes.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 were $23,126 or 15.3% of net sales as compared to $21,710 or 15.7% of net sales for the three months ended

September 30, 2016.  The increase was primarily due to IFP’s operating expenses and increased spending in research and development, partially offset by lower amortization cost.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended September 30, 2017 were $23,055 as compared to $22,946 for the three months ended September 30, 2016, an increase of $109 or 0.5%.  Earnings from operations as a percentage of sales (“operating margin”) for the three months ended September 30, 2017 were 15.3%, decreasing from 16.6% for the three months ended September 30, 2016. Earnings from the Human Nutrition & Health segment were $10,426, essentially flat compared to the three months ended September 30, 2016. Animal Nutrition & Health segment earnings from operations were $5,154, a decrease of $1,630 or 24.0%, primarily the result of decreased volumes of products targeting ruminant species animals and increases in raw material costs. Earnings from operations from the Specialty Products segment were $5,607, an increase of $370, or 7.1%, primarily due to the impact of valuation of the acquired Albion inventory in 2016 and sales increases in chelated minerals for agricultural nutrition. These increases were partially offset by higher raw material costs for sterilization gases and an unfavorable mix. Earnings from operations from the Industrial Products segment of $2,096 for the quarter ended September 30, 2017 increased $1,569 compared to the quarter ended September 30, 2016, primarily due to the aforementioned higher sales and stronger gross margins due to an improved cost structure.

Other Expenses (Income)

Interest expense for the three months ended September 30, 2017 and 2016 was $2,012 and $1,790, respectively, and is primarily related to the loans entered into on May 7, 2014.  Other expense was $348 for the three months ended September 30, 2017 and $387 for the three months ended September 30, 2016, respectively.

Income Tax Expense

The Company’s effective tax rate for the three months ended September 30, 2017 and 2016 was 22.5% and 32.5%, respectively.  The company’s effective tax rate for the three months ended September 30, 2017 is lower primarily due to excess tax benefits from stock-based compensation being recognized as a reduction to the provision for income taxes, resulting from the adoption of ASU 2016-09, a purchase price reduction related to the SensoryEffects acquisition, along with reduced taxes and reduced tax rates in certain jurisdictions.

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended September 30, 2017 were $16,043 as compared with $14,012 for the three months ended September 30, 2016, an increase of $2,031 or 14.5%.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016.

Net Sales

Net sales for the nine months ended September 30, 2017 were $435,526, as compared with $412,444 for the nine months ended September 30, 2016, an increase of $23,082 or 5.6%.  Net sales for the Human Nutrition & Health segment were $232,523 for the nine months ended September 30, 2017, compared with $221,281 for the nine months ended September 30, 2016, an increase of $11,242 or 5.1%.  Sales from Powder Systems were up $3,711 or 4.6% and Encapsulates’ sales were up $2,521 or $11.4%, with acquired IFP business contributing to both product lines’ increases. The sales from the acquired Albion business contributed $2,885 to the overall increase, as a result of having one additional month in 2017. Additionally, Cereal Systems’ sales increased $1,918 or 10.2% on a 24.2% volume increase. Net sales for the Animal Nutrition & Health segment were $113,136 for the nine months ended September 30, 2017, as compared with $118,579 for the nine months ended September 30, 2016, a decrease of $5,443 or 4.6%.  Sales of products targeted for ruminant animal feed markets decreased by $4,340 or 11.3% from the prior year comparable period.  The decline was primarily the result of lower sales volumes of Aminoshure®, due to an inventory correction at a significant customer. Chelated mineral products also contributed to the decline, particularly in international markets. Monogastric product sales declined by $1,103 or 1.4% primarily due to lower volumes of feed grade choline chloride. Net sales for the Specialty Products segment were $56,813 for the nine months ended September 30, 2017, as compared with $53,919 for the nine months ended September 30, 2016, an increase of $2,894 or 5.4%. The sales from the additional one month of the acquired Albion business contributed $775 to the overall increase. In addition, plant nutrition volumes increased both domestically and internationally. Net sales for the Industrial Products segment were $33,054 for the nine months ended September 30, 2017 as compared to $18,665 for the nine months ended September 30, 2016, an increase of $14,389 or 77.1%.  The increase is principally due to higher sales of various choline and choline derivatives used in shale fracking applications, partially offset by the prior year including sales to our St. Gabriel CC Company, LLC partner in advance of the joint venture becoming operational.

Gross Margin

For the nine months ended September 30, 2017, gross margin increased to $137,371 compared to $133,929 for the nine months ended September 30, 2016.  Gross margin as a percentage of sales for the nine months ended September 30, 2017 decreased to 31.5% from 32.5% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment increased 0.4% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to the valuation of acquired Albion inventory to fair value in 2016, which increased cost of goods sold by $3,214, as it was sold during the nine months ended September 30, 2016. Gross margin percentage decreased for Animal Nutrition & Health by 4.6%, primarily due to decreased volumes of products targeting ruminant species animals, increases in raw material costs, and increased competition in monogastic species products. Gross margin percentage for the Specialty Products segment increased by 1.4% compared to the nine months ended

September 30, 2016 primarily due to the valuation of acquired Albion inventory to fair value, which increased cost of goods sold by $1,832 in 2016, as it was sold during the nine months ended September 30, 2016. This was partially offset by increases in raw material prices for sterilization gases and an unfavorable mix. Industrial Products gross margin percentage increased by 5.0% from the prior year comparative period, primarily due to a more favorable customer mix, improved cost structure, and increased volumes

Operating Expenses

Operating expenses for the nine months ended September 30, 2017 were $66,782 or 15.3% of net sales as compared to $67,682 or 16.4% of net sales for the nine months ended September 30, 2016.  The decrease was primarily due to a favorable indemnification settlement of $2,087, partially offset by increased transaction and integration costs of $689 when compared to 2016 and a favorable legal settlement in 2016.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the nine months ended September 30, 2017 were $70,589 as compared to $66,247 for the nine months ended September 30, 2016, an increase of $4,342 or 6.6%.  Earnings from operations as a percentage of sales (“operating margin”) for the nine months ended September 30, 2017 were 16.2%, increasing from 16.1%, for the nine months ended September 30, 2016, primarily due to the aforementioned impact of the valuation of the acquired inventory in 2016 and a favorable indemnification settlement in 2017. These were partially offset by higher transaction and integration expenses in 2017 and a favorable legal settlement in 2016. Earnings from the Human Nutrition & Health segment were $31,942, an increase of $4,086 or 14.7%, primarily due to the aforementioned impact of valuation of the acquired Albion inventory in 2016. Animal Nutrition & Health segment earnings from operations were $14,219, a decrease of $6,404 or 31.1%, primarily the result of decreased volumes of products targeting ruminant species animals, increases in raw material costs, and increased competition in monogastic species products. Earnings from operations from the Specialty Products segment were $20,125, an increase of $2,584, or 14.7%, primarily the result of the aforementioned impact of the valuation of acquired Albion inventory in 2016 and sales increases in chelated minerals for agricultural nutrition, partially offset by raw material increases related to sterilization gases and an unfavorable mix. Earnings from operations from the Industrial Products segment of $4,397 for the nine months ended September 30, 2017 increased $3,378 compared to the nine months ended September 30, 2016, primarily due to the aforementioned higher sales and stronger gross margins due to a more favorable customer mix and improved cost structure.

Other Expenses (Income)

Interest expense for the nine months ended September 30, 2017 and 2016 was $5,702 and $5,538, respectively, and is primarily related to the loans entered into on May 7, 2014.  Other expense was $926 for the nine months ended September 30, 2017 and $581 for the nine months ended September 30, 2016, respectively.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2017 and 2016 was 24.8% and 33.4%, respectively. The company’s effective tax rate for the nine months ended September 30, 2017 is lower primarily due to excess tax benefits from stock-based compensation being recognized as a reduction to the provision for income taxes, resulting from the adoption of ASU 2016-09, a purchase price reduction related to the SensoryEffects acquisition, along with reduced taxes and reduced tax rates in certain jurisdictions.

Net Earnings

Principally as a result of the above-noted details, net earnings for the nine months ended September 30, 2017 were $48,096 as compared with $40,048 for the nine months ended September 30, 2016, an increase of $8,048 or 20.1%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

During the nine months ended September 30, 2017, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents decreased to $34,741 at September 30, 2017 from $38,643 at December 31, 2016.  At September 30, 2017, the Company had $24,948 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our U.S. operations, we could be required to pay additional U.S. taxes to repatriate these funds.  Working capital was $103,823 at September 30, 2017 as compared to $87,434 at December 31, 2016, an increase of $16,389.

Operating Activities

Cash flows from operating activities provided $79,454 for the nine months ended September 30, 2017 as compared to $79,817 for the nine months ended September 30, 2016.  The increase in cash flows from operating activities was primarily due to increased earnings, partially offset by less favorable decrease in inventory levels and reduced balances in accounts payable and accrued expenses.

Investing Activities

As previously noted, on March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase certain assets of Chol-Mix Kft, a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1.5 million. As of September 30, 2017, approximately €1,150, translated to approximately $1,230, has been paid to Chol-Mix Kft with the remaining balance of approximately €350, translated to approximately $415, due at the end of a related manufacturing agreement. Additionally, on June 1, 2017, the Company acquired Innovative Food Processors, Inc. (“IFP”), for a purchase price of $17,910, amounting to approximately $15,526 to former shareholders, including adjustments for working capital acquired, and approximately $2,384 to IFP’s lenders to pay off all of IFP’s bank debt. Subsequently, $635 was paid to the former shareholders in September to true-up the opening balance of working capital.

The Company continues to invest in projects across all production facilities and capital expenditures were $17,676 and $18,801 for the nine months ended September 30, 2017 and 2016, respectively. In 2017, the Company spent approximately $8,288 to expand manufacting capacity at our AMT facility in Utah to accommodate production previous manufactured in Clearfield, UT prior to the site fire. In 2016, the Company spent approximately $6,519 towards its agglomeration production equipment initiative, as well as approximately $1,825 related to expanding the Company’s Animal Nutrition & Health capacity in our manufacturing facility located in Verona, Missouri.

Financing Activities

As previously noted, the Company borrowed $20,000 from the available revolving loan to finance the acquisition of Innovative Food Processors, Inc. The Company made debt payments of $26,250 related to the senior secured term loan and $41,000 related to the revolving loan during 2017. The Company has $100,000 available under its revolving loan agreement.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,173,135 shares have been purchased, none of which remained in treasury at September 30, 2017.   The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $9,524 and $5,985 for the nine months ended September 30, 2017 and 2016, respectively.  Dividend payments were $12,069 and $10,727 for the nine months ended September 30, 2017 and 2016, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of two retirement medical plans. The liability recorded in other long-term liabilities on the consolidated balance sheet as of September 30, 2017 is $1,496 and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the newly adopted plan.

Critical Accounting Policies

There were no changes to the Company’s Critical Accounting Policies, as described in its December 31, 2016 Annual Report on Form 10-K, during the nine months ended September 30, 2017.

Related Party Transactions

The Company was engaged in related party transactions with St. Gabriel CC Company, LLC during the nine months ended September 30, 2017. See Note 17.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of September 30, 2017, the Company’s borrowings were under a bank term loan and revolving loan bearing interest at LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at September 30, 2017, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $2,363. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

On June 1, 2017, we completed the acquisition of Innovative Food Processors, Inc. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information. We are integrating IFP into our internal control over financial reporting process and expect to include the business in our assessment of internal control over financial reporting as of December 31, 2017.  Total assets of the IFP business represented approximately 3% of our consolidated total assets as of September 30, 2017, and net sales related to the IFP business represented approximately 2% of our consolidated net sales for the nine months ended September 30, 2017.

Part II.	Other Information

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2C.	Issuer Purchase of Equity Securities

The following table summarizes the share repurchase activity for the three months ended September 30, 2017:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Progams
July 1 – 31, 2017	-	$-	-	$129,134,000
August 1 – 31, 2017	-	$-	-	$129,134,000
September 1 – 30, 2017	1,201	$76.66	1,201	$121,882,000
	1,201		1,201

(1) The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,173,135 shares have been purchased, of which no shares remained in treasury at September 30, 2017. There is no expiration for this program.

(2) Average price paid per share includes costs associated with the repurchases.

Item 5.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where such activities, transactions or dealings are de minimis. During the nine months ending September 30, 2017, we sold, in a single sales transaction, 765 twenty-five kilogram bags of ReaShure encapsulated choline, at a sales price of $82,238 to Imex Gulf, Inc., a privately held US corporation headquartered in Plano, Texas. Imex Gulf, Inc. exported this product to Pishgaman Taghzieh DTI Co. in Tehran, Iran, for subsequent sale and distribution in Iran. We conducted this product sale in compliance with applicable laws. The sale of ReaShure, an animal feed ingredient, is permissible pursuant to certain statutory and regulatory exemptions from U.S. sanctions applicable to food products.

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

BALCHEM CORPORATION

By: /s/ Theodore L. Harris
Theodore L. Harris, Chairman, President and Chief Executive Officer

By: /s/ Mary Theresa Coelho
Mary Theresa Coelho, Chief Financial Officer and Treasurer
Date: November 7, 2017

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