Form 10-K
period 2017-12-31
BALCHEM CORP
filed 2018-03-01
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Yes ☐ No ☑

The aggregate market value of the common stock, par value $.06-2/3 per share (the “Common Stock”), issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the NASDAQ Global Market on June 30, 2017 was approximately $2,455,000,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant’s 401(k)/profit sharing plan have been excluded.

The number of shares outstanding of the Registrant’s Common Stock was 32,036,485 as of February 21, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s proxy statement for its 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2017 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated therein.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will,” “estimates,” “project” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. - Risk Factors” below.

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

The Company sells its products through its own sales force, independent distributors and sales agents. Financial information concerning the Company’s business, business segments and geographic information appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 below and in the Notes to our Consolidated Financial Statements included under Item 8 below, which information is incorporated herein by reference.

The Company operates six wholly-owned domestic subsidiaries: SensoryEffects, Inc. (“SE”), a Delaware corporation, SensoryEffects Cereal Systems, Inc. (“SECS”), a Delaware corporation, Albion Laboratories, Inc. (formerly known as Albion International, Inc.) (“Albion”), a Nevada corporation, BCP Ingredients, Inc. (“BCP”), a Delaware corporation, Aberco, Inc. (“Aberco”), a Maryland corporation, and Innovative Food Processors, Inc. (“IFP”), a Delaware corporation. We operate two wholly-owned subsidiaries in Europe: Balchem BV, a Dutch limited liability company and Balchem Italia Srl, an Italian limited liability company. We also operate one wholly-owned subsidiary in Canada: Balchem LTD, a Canadian corporation. Unless otherwise stated to the contrary, or unless the context otherwise requires, references to the Company in this report includes Balchem Corporation and its subsidiaries.

Human Nutrition & Health

Our Human Nutrition & Health segment supplies ingredients in the food and beverage industry, providing customized solutions in powder, solid and liquid flavor delivery systems, spray dried emulsified powder systems, and cereal systems.  Our products include creamer systems, dairy replacers, powdered fats, nutritional beverage bases, beverages, juice & dairy bases, chocolate systems, ice cream bases & variegates, ready-to-eat cereals, grain based snacks, and cereal based ingredients. Additionally, we provide microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also produce and market human grade choline nutrients and mineral amino acid chelated products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Our mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Proprietary technology has been combined to create an organic molecule in a form the body can readily assimilate.

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

Specialty Products

Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Our 100% ethylene oxide product is distributed in uniquely designed, recyclable, double-walled, stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the United States Environmental Protection Agency (“EPA”) and the United States Department of Transportation (“DOT”). Our inventory of these specially built drums, along with our two filling facilities, represents a significant capital investment. Contract sterilizers and medical device manufacturers are principal customers for this product. We also sell single use canisters with 100% ethylene oxide for use in sterilizing re-usable devices typically processed in autoclave units in hospitals. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

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

Acquisition of Chol-Mix Kft

On March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase certain assets of Chol-Mix Kft (“Chol-Mix”), a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1,500,000 As of December 31, 2017, approximately €1,150,000 translated to approximately $1,230,000 has been paid to Chol-Mix Kft with the remaining balance of approximately €350,000 translated to approximately $419,000 due at the end of a related manufacturing agreement. The acquisition of Chol-Mix’s assets will provide our Animal Nutrition & Health segment with additional dry choline chloride capacity in Europe, geographical expansion opportunities in Eastern Europe, and technical knowledge supporting the application of liquids on carriers.

Acquisition of Innovative Food Processors, Inc.

On June 1, 2017, the Company acquired 100 percent of the outstanding common shares of  Innovative Food Processors, Inc. (“IFP”), a privately held manufacturer of agglomerated and microencapsulated food and nutrition ingredients, headquartered in Faribault, Minnesota. The Company made payments of approximately $22,975,000 on the acquisition date and $635,000 in September to true-up working capital, amounting to approximately $16,161,000 to the former shareholders, adjustments for working capital acquired of $5,065,000, and $2,384,000 to IFP’s lenders to pay off all IFP bank debt. The acquisition of IFP expands the Company’s Human Nutrition & Health segment’s processing technology and market reach, while bringing innovative and value-added systems to food, beverage, and nutrition customers.

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

Intellectual Property

The Company currently holds 71 patents in the United States and overseas and uses certain trade-names and trademarks. It also uses know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of its products. Formulae and know-how are of particular importance in the manufacture of a number of the Company’s proprietary products. The Company believes that certain of its patents, in the aggregate, are advantageous to its business. However, it is believed that no single patent or related group of patents is currently so material to the Company that the expiration or termination of any single patent or group of patents would materially affect its business. Our U.S. patents expire between 2018 and 2034. The Company believes that its sales and competitive position are dependent primarily upon the quality of its products, technical sales efforts and market conditions, rather than on patent protection.

Seasonality

In general, the businesses of our segments are not seasonal to any material extent.

Backlog

At December 31, 2017, the Company had a total backlog of $41,270,000 (including $27,098,000 for the HNH segment; $11,041,000 for the ANH segment; $573,000 for the Specialty Products segment and $2,558,000 for the Industrial Products segment), as compared to a total backlog of $26,203,000 at December 31, 2016 (including $18,496,000 for the HNH segment; $6,120,000 for the ANH segment; $1,066,000 for the Specialty Products segment and $521,000 for the Industrial Products segment). It has generally been the Company’s policy and practice to maintain an inventory of finished products and/or component materials for its segments to enable it to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2018 fiscal year.

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

Research & Development

During the years ended December 31, 2017, 2016 and 2015, the Company incurred research and development expenses of approximately $9.3 million, $7.3 million, and $6.0 million, respectively, on Company-sponsored research and development for new products and improvements to existing products and manufacturing processes. At December 31, 2017, approximately 47 employees were devoted full time to research and development activities. The Company has historically funded its research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.

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

Capital Projects

The Company continues to invest in projects across all production facilities and capital expenditures were approximately $27.5 million, $23.0 million, and $41.3 million for 2017, 2016 and 2015, respectively. In 2017, the Company spent approximately $13.2 million to expand manufacturing capacity at our AMT facility in Utah to accommodate production previously manufactured in Clearfield, UT prior to the site fire. In 2016 and 2015, respectively, capital expenditures of $1.8 million and $11.5 million were related to expanding the Company’s Animal Nutrition & Health capacity in the manufacturing facility located in Verona, Missouri. Additionally, the Company invested $6.8 million and $10.4 million in agglomeration production equipment during 2016 and 2015, respectively. Capital expenditures are projected to range from $20.0 million to $30.0 million for 2018.

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

The Company’s facility in Verona, Missouri, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation was conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources (“MDNR”).

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

Employees

As of January 31, 2018, the Company employed approximately 1,165 persons. Approximately 100 employees at our Marano, Ticino, Italy facility are covered by a national collective bargaining agreement, which expires in 2018. Approximately 75 employees at the Company’s Verona, Missouri facility are covered by a collective bargaining agreement, which expires in 2020.

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

The principal raw materials that we use in the manufacture of our products can be subject to price fluctuations due to market conditions. Such raw materials include materials derived from petrochemicals, minerals, metals, agricultural commodities and other commodities. While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, these changes may not occur simultaneously or to the same degree. At times, we may be unable to pass increases in raw material costs through to our customers due to certain contractual obligations. Such increases in the price of raw materials, if not offset by product price increases, or substitute raw materials, would have an adverse impact on our profitability. We believe we have reliable sources of supply for our raw materials under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages or unforeseen price increases could have a material adverse impact on our results of operations.

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

For the year ended December 31, 2017, approximately 22% of our net sales consisted of sales outside the United States. In addition, we conduct a portion of our manufacturing outside the United States. International sales are subject to inherent risks. The majority of our foreign sales occur through our foreign subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

We may, from time to time, experience problems in our labor relations.

In North America, approximately 75 employees, or 7% of our North American workforce, as of December 31, 2017, are represented by a union under a single collective bargaining agreement, which was re-negotiated and is effective as of November 14, 2017. It will expire in 2020. In Europe, approximately 100 employees are covered by a collective bargaining agreement that will also expire in 2018. We believe that our present labor relations with all of our union employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. Similarly, if our relations with the union portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected.

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

Our incurrence of indebtedness could have negative consequences to us, including the following:

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

We are dependent upon consumers’ perception of the safety, quality and possible dietary benefits of products containing our food ingredient products. As a result, substantial negative publicity concerning our products or other foods and beverages in which our products are used could lead to a loss of consumer confidence in those products, removal of those products from retailers’ shelves and reduced sales and prices of our products. Product quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could hurt the image of our products or of brands of products containing our products, and cause consumers to choose other products. Further, any product recall, whether our own or by a third party, whether due to real or unfounded allegations, could impact demand on food products containing our products or even our products.  Any of these events could have a material adverse effect on our business, results of operations and financial condition.  Consumer preferences, as well as trends, within the food industries change often and our failure to anticipate, identify or react to changes in these preferences and trends could, among other things, lead to reduced demand and price reductions, and could have an adverse effect on our business, results of operations and financial condition. While we continue to diversify our product offerings, developing new products entails risks and we cannot be certain that demand for our products and products containing our products will continue at current levels or increase in the future.

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

We and our affiliates own or lease several manufacturing facilities and sales offices throughout the United States, and we own a single manufacturing facility in each of Europe and Canada. The following table sets forth a list of our principal offices, production and other facilities throughout the world as of December 31, 2017.

Site	Leased/Owned	Sq. Footage	Products/Functions
Corporate Offices
New Hampton, NY	Leased	20,000	Corporate headquarters
St. Louis, MO	Leased (SensoryEffects)	9,161	Administrative offices SensoryEffects
Layton, UT	Leased (Albion)	10,472	Administrative offices Albion
Manufacturing Facilities
Verona, MO	Owned (BCP)	151,000	aqueous and dry choline chloride, animal feed products, human choline nutrients, repackaging for Specialty Products, and warehousing
Slate Hill, NY	Owned	51,000	encapsulated products, blending and repackaging for Specialty Products, and warehousing
Green Pond, SC	Owned	34,000	repackaging for Specialty Products and warehousing
Salt Lake City, UT	Owned	16,500	chelated mineral nutrients and warehousing
Covington, VA	Owned	70,000	encapsulated animal feed products and warehousing
Marano Ticino, Italy	Owned (Balchem Italia)	342,734	methylamines, metam sodium, animal, human and industrial grade choline, and warehousing
Sleepy Eye, MN	Owned (SensoryEffects)	32,000	spray drying of dairy creamers and cocoa blends, and warehousing
Bridgeton, MO	Owned (SensoryEffects)	84,000	creamer products, cocoa powders, liquid and solid flavor inclusions, and warehousing
Marshfield, WI	Owned (SensoryEffects)	70,000	spray drying of lipid based powders, blending, and warehousing
Reading, PA	Owned (SensoryEffects)	39,750	spray drying of human nutritional products and warehousing
Defiance, OH	Owned (SensoryEffects)	140,700	spray drying of creamer products, solid flavor inclusions for baking, blending and warehousing
Lincoln, NE	Leased (SensoryEffects)	87,650	cereal products and warehousing
Morrisburg, Canada	Owned (Balchem LTD)	4,500	dry choline chloride and warehousing
Roy, UT	Leased (Albion)	6,510	quality control lab
Ogden, UT	Leased (Albion)	25,515	human mineral spray drying and packaging
Ogden, UT	Leased (Albion)	38,274	warehousing
Ogden, UT	Leased (Albion)	16,434	warehousing
Ogden, UT	Owned (Albion)	13,744	plant mineral liquid production and packaging
Whittemore, IA	Leased (Albion)	45,288	plant and animal spray drying and packaging
Fairbault, MN	Owned (IFP)	108,000	manufacturing and processing of powdered products for the food and nutrition industries

Hayfield, MN	Owned (IFP)	39,000	manufacturing and processing of powdered products for the food and nutrition industries

Item 3.	Legal Proceedings

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company’s site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation (“NYDEC”). Based on NYDEC requirements, the Company remediated the area and removed soil from the drum burial site. The Company continues to be involved in discussions with NYDEC to evaluate monitoring results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has recently been less than $5,000 per year.

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these proceedings will not have a material effect on the Company’s financial position, results of operations or liquidity.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information.

Our Common Stock is listed on the Nasdaq Global Market under the symbol “BCPC.”

The high and low closing prices for the Common Stock as recorded for each quarterly period during the years ended December 31, 2017 and 2016 were as follows:

Quarterly Period	High	Low
Ended March 31, 2017	$89.23	$81.00
Ended June 30, 2017	83.77	75.59
Ended September 30, 2017	81.91	73.12
Ended December 31, 2017	87.71	79.39

Quarterly Period	High	Low
Ended March 31, 2016	$65.07	$53.34
Ended June 30, 2016	64.35	57.31
Ended September 30, 2016	77.53	59.54
Ended December 31, 2016	87.56	68.53

On February 21, 2018, the closing price for the Common Stock on the Nasdaq Global Market was $74.85.

(b)	Record Holders.

As of February 21, 2018, the approximate number of holders of record of the Company’s Common Stock was 87. Such number does not include stockholders who hold their stock in street name. As of February 21, 2018, the total number of beneficial owners of the Company’s Common Stock is estimated to be approximately 21,767.

(c)	Dividends.

The Company declared cash dividends of $0.42 and $0.38 per share on its Common Stock during its fiscal years ended December 31, 2017 and 2016, respectively.

(d)	Issuer Purchase of Equity Securities

The following table summarizes the share repurchase activity for the three months ended December 31, 2017:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Progams
October 1 – 31, 2017	-	$-	-	$130,069,964
November 1 – 30, 2017	-	$-	-	$130,069,964
December 1 – 31, 2017	882	$81.81	882	$129,997,808
	882		882

(1) The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,174,017 shares have been purchased, of which no shares remained in treasury at December 31, 2017. There is no expiration for this program.

(e)	Securities Authorized for Issuance Under Equity Compensation Plans.

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Item 12 in this Annual Report on Form 10-K.

(f)	Performance Graph.

The graph below sets forth the cumulative total stockholder return on the Company’s Common Stock (referred to in the table as “BCPC”) for the five years ended December 31, 2017, the overall stock market return during such period for shares comprising the Russell 2000® Index (which the Company believes includes companies with market capitalization similar to that of the Company), and the overall stock market return during such period for shares comprising the Dow Jones U.S. Specialty Chemicals Index, in each case assuming a comparable initial investment of $100 on December 31, 2012 and the subsequent reinvestment of dividends. The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index. In light of the Company’s industry segments, the Company does not believe that published industry-specific indices are necessarily representative of stocks comparable to the Company. Nevertheless, the Company considers the Dow Jones U.S. Specialty Chemicals Index to be potentially useful as a peer group index with respect to the Company. The performance of the Company’s Common Stock shown on the graph below is historical only and not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The selected statements of operations data set forth below for the years ended December 31, 2017, 2016, and 2015 and the selected balance sheet data as of December 31, 2017 and 2016 have been derived from our Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC. The following information should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere herein.

(In thousands, except per share data)
Year ended December 31,	2017	2016	2015	2014	2013
Statement of Operations Data
Net sales	$594,790	$553,204	$552,492	$541,383	$337,173
Earnings before income tax expense	88,488	82,934	87,063	77,052	65,818
Income tax expense	(1,583)	26,962	27,341	24,226	20,944
Net earnings	90,071	55,972	59,722	52,826	44,874
Basic net earnings per common share	$2.83	$1.78	$1.92	$1.74	$1.51
Diluted net earnings per common share	$2.79	$1.75	$1.89	$1.69	$1.45

At December 31,	2017	2016	2015	2014	2013
Balance Sheet Data
Total assets	$963,636	$948,626	$879,686	$861,531	$376,872
Long-term debt (including current portion)	218,964	280,490	295,963	332,500	-
Other long-term obligations	5,847	6,896	6,683	5,950	3,877
Total stockholders’ equity	616,881	521,033	463,705	391,898	331,358
Dividends per common share	$.42	$.38	$.34	$.30	$.26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Acquisition of Albion Laboratories, Inc. (formerly known as Albion International, Inc.),

On February 1, 2016, the Company acquired 100 percent of the outstanding common shares of Albion Laboratories, Inc. (formerly known as Albion International, Inc.), (Albion), a privately held manufacturer of mineral amino acid chelates, specialized mineral salts and mineral complexes, headquartered in Clearfield, Utah.  The Company made payments of approximately $116,400,00 on the acquisition date, amounting to approximately $110,600,000 to the former shareholders, adjustments for working capital acquired of $4,900,000 and approximately $900,000 to Albion’s lenders to pay off all Albion bank debt.  Albion has been a world leader and innovator in the manufacture of superior organic mineral compounds for sixty years and leverages scientific expertise in the areas of human and plant nutrition.  Albion’s products are renowned in the supplement industry for technologically advanced, unparalleled bioavailability.  The acquisition of Albion continues to expand the Company’s science based human health and wellness solutions and will immediately increase our product offerings in the nutritional ingredient market.  Additionally, the Company will also benefit from a broader geographic footprint and a stronger position as a technological leader in spray-drying and ingredient delivery solutions.  Albion’s human nutrition business has become a part of the Human Nutrition & Health reportable segment and the micronutrient agricultural business has become a part of the Specialty Products reportable segment.

Acquisition of Chol-Mix Kft

On March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase certain assets of Chol-Mix Kft, a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1,500,000. As of December 31, 2017, approximately €1,150,000 translated to approximately $1,230,000 has been paid to Chol-Mix Kft with the remaining balance of approximately €350,000 translated to approximately $419,000 due at the end of a related manufacturing agreement. The acquisition of Chol-Mix’s assets will provide our Animal Nutrition & Health segment with additional dry choline chloride capacity in Europe, geographical expansion opportunities in Eastern Europe, and technical knowledge supporting the application of liquids on carriers.

Acquisition of Innovative Food Processors, Inc.

On June 1, 2017, the Company acquired 100 percent of the outstanding common shares of  Innovative Food Processors, Inc. (“IFP”), a privately held manufacturer of agglomerated and microencapsulated food and nutrition ingredients, headquartered in Faribault, Minnesota. The Company made payments of approximately $22,975,000 on the acquisition date and subsequently $635,000 in September to true-up the opening balance of working capital, amounting to approximately $16,161,000 to the former shareholders, adjustments for working capital acquired of $5,065,000 and $2,384,000 to IFP’s lenders to pay off all IFP bank debt. The acquisition of IFP expands the Company’s Human Nutrition & Health segment’s processing technology and market reach, while bringing innovative and value-added systems to food, beverage, and nutrition customers.

Human Nutrition & Health

Our Human Nutrition & Health segment supplies ingredients in the food and beverage industry, providing customized solutions in powder, solid and liquid flavor delivery systems, spray dried emulsified powder systems, and cereal systems.  Our products include creamer systems, dairy replacers, powdered fats, nutritional beverage bases, beverages, juice & dairy bases, chocolate systems, ice cream bases & variegates, ready-to-eat cereals, grain based snacks, and cereal based ingredients. Additionally, we provide microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also produce and market human grade choline nutrients and mineral amino acid chelated products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Our mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Proprietary technology has been combined to create an organic molecule in a form the body can readily assimilate.

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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2017, 2016 and 2015 (in thousands):

Business Segment Net Sales:
	2017	2016	2015
Human Nutrition & Health	$315,796	$297,134	$278,288
Animal Nutrition & Health	157,688	161,119	165,763
Specialty Products	73,355	70,126	54,236
Industrial Products	47,951	24,825	54,205
Total	$594,790	$553,204	$552,492

Business Segment Earnings From Operations:
	2017	2016	2015
Human Nutrition & Health	$44,010	$38,156	$38,302
Animal Nutrition & Health	22,292	28,686	27,851
Specialty Products	24,949	22,862	23,995
Industrial Products	6,413	1,949	5,594
Total	$97,664	$91,653	$95,742

Fiscal Year 2017 compared to Fiscal Year 2016
(All amounts in thousands, except share and per share data)

Net Sales

Net sales for 2017 were $594,790 as compared with $553,204 for 2016, an increase of $41,586 or 7.5%. Net sales for the Human Nutrition & Health segment were $315,796, compared with $297,134, for the year ended December 31, 2016, an increase of $18,662 or 6.3%.  Sales from Powder Systems were up $10,427 or 9.5% and Encapsulates’ sales were up $5,113 or 17.3%, with the acquired IFP business contributing to both product lines’ increases. The sales from the acquired Albion business contributed $4,269 to the overall increase, as a result of having one additional month in 2017. Net sales for the Animal Nutrition & Health segment were $157,688 for 2017 compared with $161,119 for the prior year, a decrease of $3,431 or 2.1%.  Sales of products targeted for ruminant animal feed markets decreased 12.3% or $6,619 from the prior period.  The decline was primarily the result of lower sales volumes of rumen-protected products and chelated minerals. Global feed grade choline product sales increased $2,517 or 2.6% primarily due to higher average selling prices. Specialty Products segment sales for 2017 were $73,355 compared to sales of $70,126 for 2016, an increase of $3,229 or 4.6%. Plant nutrition sales increased 23.9% through strong volumes into both the  domestic and international markets, while the sales from the additional month of the acquired Albion business contributed $775 to the overall increase. Net sales for the Industrial Products segment were $47,951 for the year ended December 31, 2017, an increase of $23,126 or 93.2%. The increase is principally due to higher sales of various choline and choline derivatives used in shale fracking applications, partially offset by the prior year including sales to our St. Gabriel CC Company, LLC partner, in advance of the joint venture becoming operational.

Gross Margin

Gross margin for 2017 increased to $189,009 compared to $180,861 for 2016, an increase of $8,148 or 4.5%. Gross margin as a percentage of sales for 2017 decreased to 31.8% from 32.7% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment increased 0.7% in 2017 as compared to 2016, primarily due to the valuation of acquired Albion inventory to fair value in 2016, which increased cost of goods sold by $3,214, as it was sold during the year ended December 31, 2016. Gross margin percentage for the Animal Nutrition & Health segment decreased 4.1% compared to 2016, due to decreased volumes of products targeting ruminant species animals, increases in raw material costs, and increased competition in monogastric species products. Gross margin percentage for the Specialty Products segment increased 0.7%, primarily due to the valuation of acquired Albion inventory to fair value in 2016, which increased cost of goods sold by $2,149, as it was sold during the year ended December 31, 2016. This was partially offset by increases in raw material prices for sterilization gases and an unfavorable mix. Gross margin percentage for the Industrial Products segment increased 3.9% from the prior year comparative period, primarily due a more favorable customer mix, improved cost structure, and increased volumes.

Operating Expenses

Operating expenses for 2017 were $91,754 or 15.4% of net sales as compared to $90,023 or 16.7% of net sales for 2016.  The increase was primarily due to increased expenses relating to research and development efforts in 2017 of $1,980, inclusion of IFP expenses of $1,876, increased transaction costs of $981 when compared to 2016, and a favorable legal settlement in 2016. These increases were partially offset by an indemnification settlement of $2,087 in 2017, which was a favorable settlement received relating to the SensoryEffects acquisition and lower amortization costs.

Earnings From Operations

Principally as a result of the above-noted details, earnings from operations for 2017 were $97,255 as compared to $90,838 for 2016, an increase of $6,417 or 7.1%. Earnings from operations as a percentage of sales (“operating margin”) for both 2017 and 2016 was 16.4%. The Company is continuing to focus on leveraging its plant capabilities, driving efficiencies from core volume growth, and broadening product applications of human and animal health specialty ingredients into both the domestic and international markets. Earnings from operations for the Human Nutrition & Health segment were $44,010, an increase of $5,854 or 15.3% primarily due to higher sales, the contribution of IFP, the aforementioned impact of valuation of the acquired Albion inventory to fair value in 2016 and higher sales.  Animal Nutrition & Health segment earnings from operations were $22,292, a decrease of $6,394 or 22.3%, primarily due to an unfavorable product mix and increases in certain petrochemical raw material costs. Earnings from operations for the Specialty Products segment were $24,949, an increase of $2,087 or 9.1%, primarily the result of aforementioned valuation of the acquired Albion inventory to fair value in 2016 and increases in sales of chelated minerals for plant nutrition, partially offset by raw material increases related to sterilization gases and an unfavorable mix. Earnings from operations from the Industrial Products segment of $6,413 increased $4,464, primarily due to the aforementioned higher sales and stronger gross margins due to a more favorable customer mix and improved cost structure.

Other Expenses (Income)

Interest expense for 2017 and 2016 was $7,544 and $7,265, respectively, and is primarily related to the loans entered into on May 7, 2014.  Other expense was $1,235 and $648 for 2017 and 2016, respectively.

Income Tax Expense

The Company’s effective tax rate for 2017 and 2016 was (1.8)% and 32.5% respectively.  The effective tax rate was significantly impacted by recording the impact of the Tax Cuts and Jobs Act (the “Tax Reform Act”), enacted on December 22, 2017 by the U.S. government.

The Tax Reform Act makes broad and complex changes to the U.S. tax code by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.  As a result of the Tax Reform Act, the Company recorded a tax benefit of $27.3 million due to remeasurement of deferred tax assets and liabilities and a tax charge of $1.4 million due to the transition tax on deemed repatriation. In accordance with SAB 118, we have determined that the $27.3 million of the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $1.4 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. The provisional amounts are subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the Tax Reform Act.

The FASB Staff also provided additional guidance to address the accounting for the effects of the provision in the Tax Reform Act related to the taxation of Global Intangible Low-Taxed Income (“GILTI”).  Because of the complexity of the GILTI tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of ASC 740, Income Taxes.  Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”).  The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  We have not completed our analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided for under SAB 118.

The Tax Reform Act also changed the individuals whose compensation is subject to a $1 million cap on deductibility under Section 162(m) and includes performance-based compensation such as stock options, restricted shares, and performance shares in the calculation. The provision generally applies to taxable years beginning after December 31, 2017 and provides a transition for compensation paid pursuant to a written binding contract that is in effect on November 2, 2017.  The Company will need to carefully review the terms of its compensation plans and agreements to assess whether such plans and agreements are considered to be written binding contracts in effect on November 2, 2017.  Due to the complexity of applying this new provision and the limited time to consider tax reform, the Company has not yet completed its analysis of these new provisions and will finalize its analysis during the measurement period provided under SAB 118.

Net Earnings

Principally as a result of the above-noted details, net earnings were $90,071 for 2017, as compared with $55,972 for 2016, an increase of 60.9%.

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

LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

Contractual Obligations

The Company’s contractual obligations as of December 31, 2017, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$17,862	$2,862	$4,035	$2,607	$8,358
Purchase obligations (2)	26,168	26,168	-	-	-
Debt obligations (3)	219,500	35,000	184,500	-	-
Interest payment obligations (4)	8,307	6,336	1,971	-	-
Total	$271,837	$70,366	$190,506	$2,607	$8,358

(1)	Principally includes obligations associated with future minimum non-cancelable operating lease obligations.

(2)	Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

(3)
Consists of $219,500 senior secured term loan.  This loan matures on May 7, 2019 and the Contractual Obligations table reflects this maturity date and related current contractual obligations. The Company plans to refinance prior to maturity, which would change the contractual obligations as currently presented.

(4)
Includes interest payments on debt obligations based on interest rates at December 31, 2017, and it is assumed that there will be no prepayments of principal. This interest is related to the senior secured term loan that matures on May 7, 2019, and the Contractual Obligations table reflects this maturity date and related current contractual obligations. The Company plans to refinance prior to maturity, which would change the contractual obligations as currently presented.

The table above excludes a $4,781 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

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

Cash

Cash and cash equivalents increased to $40,416 at December 31, 2017 from $38,643 at December 31, 2016.  At December 31, 2017, the Company had $25,489 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations.

However, if these funds are needed for our U.S. operations, we could be required to pay additional taxes to repatriate these funds.  Working capital was $90,940 at December 31, 2017 as compared to $87,434 at December 31, 2016, an increase of $3,506.

Operating Activities

Cash flows from operating activities provided $110,618 as of December 31, 2017 as compared $107,612 as of December 31, 2016.  The increase in cash flows from operating activities was primarily due to higher net earnings and improved accounts receivable, partially offset by changes to deferred income taxes as a result of the Tax Reform Act.

Investing Activities

As previously noted, on March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase certain assets of Chol-Mix Kft, a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1,500. As of December 31, 2017, approximately €1,150, translated to approximately $1,230, has been paid to Chol-Mix Kft with the remaining balance of approximately €350, translated to approximately $419, due at the end of a related manufacturing agreement. Additionally, on June 1, 2017, the Company acquired Innovative Food Processors, Inc. (“IFP”), for a purchase price of $17,910, amounting to approximately $15,526 to former shareholders, including adjustments for working capital acquired, and approximately $2,384 to IFP’s lenders to pay off all of IFP’s bank debt. Subsequently, $635 was paid to the former shareholders in September to true-up the opening balance of working capital.

The Company continues to invest in projects across all production facilities and capital expenditures were $27,526 and $23,034 for 2017 and 2016, respectively. In 2017, the Company spent approximately $13,225 to expand manufacturing capacity at our AMT facility in Utah to accommodate production previously manufactured in Clearfield, UT prior to the site fire. In 2016, the Company spent approximately $6,800 towards its agglomeration production equipment initiative, as well as approximately $1,825 related to expanding the Company’s Animal Nutrition & Health capacity in our manufacturing facility located in Verona, Missouri.

Financing Activities

As previously noted, the Company borrowed $20,000 from the available revolving loan to finance the acquisition of Innovative Food Processors, Inc. The Company made debt payments of $43,000 related to the senior secured term loan and net payments of $19,000 related to the revolving loan during 2017. The Company has $100,000 available under its revolving loan agreement.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,174,017 shares have been purchased, none of which remained in treasury at December 31, 2017.   The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $9,732 and $7,192 as of December 31, 2017 and 2016, respectively.  Dividend payments were $12,069 and $10,720 as of December 31, 2017 and 2016, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of two retirement medical plans.  The liability recorded in other long-term liabilities on the consolidated balance sheet as of December 31, 2017 is

$1,524 and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the plans.

Related Party Transactions

The Company was engaged in related party transactions with St. Gabriel CC Company, LLC as of December 31, 2017. See Note 18.

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

The Company’s “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management considers the following accounting policies to be critical.

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

Inventories

Inventories are valued at the lower of cost (first in, first out or average) or net realizable value and have been reduced by an allowance for excess or obsolete inventories. The write-down of potentially obsolete or slow-moving inventory is recorded based on management’s assumptions about future demand and market conditions.

Long-lived assets

Long-lived assets, such as property, plant, and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. For the year ended December 31, 2017, there were no triggering events which required asset impairment reviews.

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

As of October 1, 2017, 2016 and 2015, the Company opted to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test. We assessed the fair values of our reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for our conclusions, as well as the market approach and cost approach.  Our estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal values and future economic and market conditions.  Our assessment concluded that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the reporting units was not considered impaired. The Company may perform the qualitative assessment in subsequent periods.

Accounts Receivable

We market our products worldwide to a diverse customer base, principally throughout the Americas, Europe, and Asia. We grant credit terms in the normal course of business to our customers. We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined through review of their current credit information. We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

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

Income Taxes

The Tax Reform Act was enacted on December 22, 2017.  The Tax Reform Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  As of December 31, 2017, we have not completed the accounting for the tax effects of enactment of the Tax Reform Act, however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances and transition tax on the mandatory deemed repatriation of foreign earnings.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $27.3 million of the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $1.4 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax during the measurement period of up to one year following the December 2017 enactment of the Tax Reform Act.

The FASB Staff also provided additional guidance to address the accounting for the effects of the Tax Reform Act provisions related to the taxation of GILTI, noting that companies should make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to include the tax expense in the year it is incurred. We have not completed our analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided for under SAB 118.

The Tax Reform Act also changed the individuals whose compensation is subject to a $1 million cap on deductibility under Section 162(m) and includes performance-based compensation such as stock options and stock appreciation rights in the calculation. The provision generally applies to taxable years beginning after December 31, 2017 and provides a transition for compensation paid pursuant to a written binding contract that is in effect on November 2, 2017.  The Company will need to carefully review the terms of its compensation plans and agreements to assess whether such plans and agreements are considered to be written binding contracts in effect on November 2, 2017.  Due to the complexity of applying this new provision and the limited time to consider tax reform, the Company has not yet completed its analysis of these new provisions and will finalize its analysis during the measurement period provided under SAB 118.

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

 Stock-based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, “Compensation-Stock Compensation.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options is based on the Company’s historical experience of employees’ exercise behavior. As stock-based compensation expense recognized in the Consolidated Statements of Earnings is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. ASC 718 allows for forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of ASC 718, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period. See Note 3 in Notes to Consolidated Financial Statements for additional information.

New Accounting Pronouncements

See Note 1 in Notes to Consolidated Financial Statements regarding recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of December 31, 2017, the Company had borrowings of $219,500. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Balchem Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Balchem Corporation and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and the financial statement schedule of Balchem Corporation listed at Item 8 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

We have served as the Company's auditor since 2004.

New York, New York
March 1, 2018

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2017 and 2016
(Dollars in thousands, except share and per share data)

	2017	2016

Current assets:
Cash and cash equivalents	$40,416	$38,643
Accounts receivable, net of allowance for doubtful accounts of $431 and $489 at December 31, 2017 and 2016, respectively	91,226	83,252
Inventories	60,696	57,245
Prepaid expenses	4,774	4,110
Deferred income taxes	-	712
Other current assets	2,224	4,480
Total current assets	199,336	188,442

Property, plant and equipment, net	189,793	165,754

Goodwill	441,361	439,811
Intangible assets with finite lives, net	128,073	147,484
Other assets	5,073	7,135
Total assets	$963,636	$948,626

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$28,451	$32,514
Accrued expenses	22,930	14,758
Accrued compensation and other benefits	8,531	6,648
Dividends payable	13,484	12,088
Current portion of long-term debt	35,000	35,000
Total current liabilities	108,396	101,008

Long-term debt	183,964	226,490
Revolver loan - long-term	-	19,000
Deferred income taxes	48,548	74,199
Other long-term obligations	5,847	6,896
Total liabilities	346,755	427,593

Commitments and contingencies (note 12)

Stockholders’ equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 120,000,000 shares; 32,019,605 shares issued and outstanding at December 31, 2017 and 31,757,861 shares issued and outstanding at December 31, 2016	2,135	2,117
Additional paid-in capital	151,749	137,676
Retained earnings	464,639	388,089
Accumulated other comprehensive loss	(1,642)	(6,849)
Total stockholders’ equity	616,881	521,033

Total liabilities and stockholders’ equity	$963,636	$948,626

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2017, 2016 and 2015
(In thousands, except per share data)

	2017	2016	2015

Net sales	$594,790	$553,204	$552,492

Cost of sales	405,781	372,343	384,395

Gross margin	189,009	180,861	168,097

Operating expenses:
Selling expenses	54,720	55,172	46,255
Research and development expenses	9,305	7,325	5,990
General and administrative expenses	27,729	27,526	21,896
	91,754	90,023	74,141

Earnings from operations	97,255	90,838	93,956

Other expenses (income):

Interest income	(12)	(9)	(9)
Interest expense	7,544	7,265	6,593
Other, net	1,235	648	309

Earnings before income tax expense	88,488	82,934	87,063

Income tax (benefit)/expense	(1,583)	26,962	27,341

Net earnings	$90,071	$55,972	$59,722

Basic net earnings per common share	$2.83	$1.78	$1.92

Diluted net earnings per common share	$2.79	$1.75	$1.89

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015

Net earnings	$90,071	$55,972	$59,722

Other comprehensive income/(loss), net of tax:

Net foreign currency translation adjustment	5,404	(1,390)	(2,615)

Net change in postretirement benefit plan, net of taxes of $ 207, $49, and $72 at December 31, 2017, 2016, and 2015, respectively	(197)	(345)	152

Other comprehensive income/(loss)	5,207	(1,735)	(2,463)

Comprehensive income	$95,278	$54,237	$57,259

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except share and per share data)

			Accumulated
	Total		Other					Additional
	Stockholders'	Retained	Comprehensive	Common Stock		Treasury Stock		Paid-in
	Equity	Earnings	Income (Loss)	Shares	Amount	Shares	Amount	Capital

Balance - December 31, 2014	$391,898	$295,202	$(2,651)	30,845,586	$2,058	-	-	$97,289

Net earnings	59,722	59,722	-	-	-	-	-	-
Other comprehensive loss	(2,463)	-	(2,463)	-	-	-	-	-
Dividends ($.34 per share)	(10,727)	(10,727)	-	-	-	-	-	-
Treasury shares purchased	(1,205)	-	-	-	-	(20,692)	(1,205)	-
Shares and options issued under stock plans and an income tax benefit of $7,009	26,480	-	-	682,863	44	19,603	1,131	25,305

Balance - December 31, 2015	463,705	344,197	(5,114)	31,528,449	2,102	(1,089)	(74)	122,594

Net earnings	55,972	55,972	-	-	-	-	-	-
Other comprehensive loss	(1,735)	-	(1,735)	-	-	-	-	-
Dividends ($.38 per share)	(12,080)	(12,080)	-	-	-	-	-	-
Treasury shares purchased	(1,588)	-	-	-	-	(24,912)	(1,588)	-
Shares and options issued under stock plans and an income tax benefit of $2,546	16,759	-	-	229,412	15	26,001	1,662	15,082

Balance - December 31, 2016	521,033	388,089	(6,849)	31,757,861	2,117	-	-	137,676

Net earnings	90,071	90,071	-	-	-	-	-	-
Other comprehensive income, net of cumulative effect of accounting change	5,150	(57)	5,207	-	-	-	-	-
Dividends ($.42 per share)	(13,464)	(13,464)	-	-	-	-	-	-
Treasury shares purchased	(1,905)	-	-	-	-	(23,182)	(1,905)	-
Shares and options issued under stock plans	15,996	-	-	261,744	18	23,182	1,905	14,073

Balance - December 31, 2017	$616,881	$464,639	$(1,642)	32,019,605	$2,135	-	$-	$151,749

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015

Cash flows from operating activities:
Net earnings	$90,071	$55,972	$59,722

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,379	46,202	39,964
Stock compensation expense	6,264	7,024	6,829
Deferred income taxes	(28,777)	(6,881)	(2,857)
Provision for doubtful accounts	69	258	(53)
Foreign currency transaction loss	340	(16)	25
Loss on disposal of assets	254	320	301
Changes in assets and liabilities, net of acquired balances
Accounts receivable	(3,906)	(15,659)	10,809
Inventories	(319)	4,745	3,126
Prepaid expenses and other current assets	(439)	240	1,233
Accounts payable and accrued expenses	1,511	17,841	(15,718)
Income taxes	449	(2,765)	633
Other	722	331	(188)
Net cash provided by operating activities	110,618	107,612	103,826

Cash flows from investing activities:
Capital expenditures	(27,526)	(23,034)	(41,300)
Cash paid for acquisitions, net of cash acquired	(17,393)	(110,601)	-
Proceeds from sale of property, plant and equipment	22	4	34
Proceeds from insurance	2,792	1,000	-
Intangible assets acquired	(591)	(963)	(1,011)
Net cash used in investing activities	(42,696)	(133,594)	(42,277)

Cash flows from financing activities:
Principal payments on long-term debt	(43,000)	(35,000)	(35,000)
Proceeds from revolving loan	25,000	72,500	-
Principal payments on revolving loan	(44,000)	(53,500)	-
Principal payment on acquired debt	(2,384)	(884)	-
Proceeds from stock options exercised	9,732	7,192	12,605
Excess tax benefits from stock compensation	-	2,546	7,009
Dividends paid	(12,069)	(10,720)	(9,251)
Purchase of treasury stock	(1,905)	(1,588)	(1,205)
Net cash used in by financing activities	(68,626)	(19,454)	(25,842)

Effect of exchange rate changes on cash	2,477	(716)	(1,199)

Increase/(Decrease) in cash and cash equivalents	1,773	(46,152)	34,508

Cash and cash equivalents beginning of period	38,643	84,795	50,287
Cash and cash equivalents end of period	$40,416	$38,643	$84,795

Supplemental Cash Flow Information - see Note 16

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Balchem Corporation (including, unless the context otherwise requires, its wholly-owned subsidiaries, SensoryEffects, Inc., SensoryEffects Cereal Systems, Inc., Albion Laboratories, Inc., BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Italia Srl, Innovative Food Processors, Inc., and Balchem LTD (“Balchem” or the “Company”)), incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical, agricultural, and medical sterilization industries.

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

Accounts Receivable

Credit terms are granted in the normal course of business to our customers. On-going credit evaluations are performed on our customers and credit limits are adjusted based upon payment history and the customer’s current credit worthiness, as determined through review of their current credit information. Collections and payments from customers are continuously monitored and allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments are maintained. Estimated losses are based on historical experience and any specific customer collection issues identified.

Inventories

Inventories are valued at the lower of cost (first in, first out or average) or net realizable value and have been reduced by an allowance for excess or obsolete inventories. Cost elements include material, labor and manufacturing overhead.

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

Business Concentrations

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable and money market investments. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. The majority of the Company’s customers are major national or international corporations. In 2017, 2016 and 2015, no customer accounted for more than 10% of total net sales.

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

In accordance with ASC 350, the Company first assesses qualitative factors to determine whether it is “more likely than not” (i.e. a likelihood of more than 50%) that the fair values of our reporting units are less than their respective carrying amounts, including goodwill, as a basis for determining whether it  is necessary to perform the two step goodwill impairment test.  If determined to be necessary, the two step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company has an unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test.

As of October 1, 2017 and 2016, the Company opted to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test. We assessed the fair values of our reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for our conclusions, as well as market approaches for certain reporting units.  Our estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal values and future economic and market conditions.  Our assessment concluded that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the reporting units is not considered impaired. The Company may resume performing the qualitative assessment in subsequent periods.

The Company had goodwill in the amount of $441,361 and $439,811 as of December 31, 2017 and December 31, 2016, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Goodwill at January 1, 2017	$439,811
Goodwill as a result of the Acquisitions – see Note 2	1,550
Goodwill at December 31, 2017	$441,361

	December 31, 2017	December 31, 2016
Human Nutrition & Health	$405,334	$404,187
Animal Nutrition & Health	12,137	11,734
Specialty Products	22,662	22,662
Industrial Products	1,228	1,228
Total	$441,361	$439,811

The following intangible assets with finite lives are stated at cost and are amortized either on an accelerated basis or on a straight-line basis over the following estimated useful lives:

Amortization Period (in years)
Customer relationships and lists	10
Trademarks & trade names	5 - 17
Developed technology	5
Regulatory registration costs	5 - 10
Patents & trade secrets	15 - 17
Other	3 - 18

For the year ended December 31, 2017, there were no triggering events which required intangible asset impairment reviews.

Income Taxes

The Tax Reform Act was enacted on December 22, 2017.  The Tax Reform Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  As of December 31, 2017, we have not completed the accounting for the tax effects of enactment of the Tax Reform Act, however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances and transition tax on the mandatory deemed repatriation of foreign earnings.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $27.3 million of the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $1.4 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax during the measurement period of up to one year following the December 2017 enactment of the Tax Reform Act.

The FASB Staff also provided additional guidance to address the accounting for the effects of the Tax Reform Act provisions related to the taxation of Global Intangible Low-Taxed Income ("GILTI"), noting that companies should make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to include the tax expense in the year it is incurred. We have not completed our analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided for under SAB 118.

The Tax Reform Act also changed the individuals whose compensation is subject to a $1 million cap on deductibility under Section 162(m) and includes performance-based compensation such as stock options and stock appreciation rights in the calculation. The provision generally applies to taxable years beginning after December 31, 2017 and provides a transition for compensation paid pursuant to a written binding contract that is in effect on November 2, 2017.  The Company will need to carefully review the terms of its compensation plans and agreements to assess whether such plans and agreements are considered to be written binding contracts in effect on November 2, 2017.  Due to the complexity of applying this new provision and the limited time to consider tax reform, the Company has not yet completed its analysis of these new provisions and will finalize its analysis during the measurement period provided under SAB 118.

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

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2017 and 2016 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio. The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable and accrued liabilities, and are carried at cost which approximates fair value due to the short-term maturity of these instruments.

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

New Accounting Pronouncements

Recently Issued Accounting Standards

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements with a cumulative-effect adjustment reflected in retained earnings. The standard also requires expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new revenue recognition standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

We performed a detailed review of our contract portfolio representative of our different businesses and compared historical accounting policies and practices to the new standard. Because the standard will impact our business processes, systems and controls, we also developed a comprehensive change management project plan to guide the implementation. Over the course of 2017, we have conducted training sessions for those in our global organization that will be impacted by the new standard. Our primary business is the sale of products, and the adoption of the new revenue recognition standard will not have a material impact on our financial statements. We adopted the new standard effective January 1, 2018 utilizing the modified retrospective method. The cumulative-effect adjustment to retained earnings upon adoption is not material.

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which addresses changes to the testing for goodwill impairment by eliminating Step 2 of the process. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Although, early adoption is permitted, the Company has elected not to adopt early as this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires inventory to be measured at the lower of cost and net realizable value. The Company adopted ASU 2015-11 on January 1, 2017 prospectively (prior periods have not been restated). There was no significant impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which addresses the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017 prospectively (prior periods have not been restated).  The primary impact of adoption was the recognition during the year ended December 31, 2017, of excess tax benefits of approximately $2,589 as a reduction to the provision for income taxes and the classification of these excess tax benefits in operating activities in the consolidated statement of cash flows instead of financing activities.  The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statement of cash flows, since such cash flows have historically been presented in financing activities. The Company also elected to continue estimating forfeitures when determining the amount of stock-based compensation costs to be recognized in each period. No other provisions of ASU 2016-09 had a significant impact on the Company’s financial statements or disclosures.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), to address the application of ASC 740 to certain provisions of the new tax reform legislation commonly known as Tax Cuts and Jobs Act (the “Tax Act”). ASC 740 requires the effect of a change in tax rates on deferred assets and liabilities be included in income from continuing operations in the reporting period that contains the enactment date of the change. The guidance applies even in situations in which the tax effects were initially recognized directly in other comprehensive income at the previous rate, resulting in a stranded amount in accumulated other comprehensive income (loss) (AOCI) related to the income tax rate differential. ASU 2018-02 requires the Company to reclassify the amount of stranded taxes in AOCI to retained earnings. This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. The Company has elected the early adoption of this ASU as there was not a material impact to the financial statements.

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

Transaction and integration related costs included in selling, and general and administrative expenses for the years ended December 31, 2017 and 2016 are $8 and $1,499, respectively.

The following unaudited pro forma information has been prepared as if the Acquisition had occurred on January 1, 2015.

	Year Ended December 31, 2017			Year Ended December 31, 2016

	Net Sales	Net Earnings		Net Sales	Net Earnings
Albion’s actual results included in the Company’s consolidated income statement	$$57,494	$	$ 11,648	$$49,608	$	$ 2,938

Supplemental pro forma combined financial information	$$594,790	$	$ 90,080	$$557,784	$	$ 60,840

Basic earnings per share		$	$ 2.83		$	$ 1.93
Diluted earnings per share		$	$ 2.79		$	$ 1.91

2017 supplemental pro forma earnings for the year ended December 31, 2017 exclude a working capital adjustment refund of $162 and acquisition-related costs incurred of $170. 2016 supplemental pro forma earnings for the year ended December 31, 2016 exclude $26,210 of acquisition-related costs incurred and $5,363 of non-recurring expenses related to the fair value adjustment to acquisition-date inventory. The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the Albion acquisition had occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Acquisition of Chol-Mix Kft

On March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase certain assets of Chol-Mix Kft (“Chol-Mix), a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1,500. As of December 31, 2017, approximately €1,150, translated to approximately $1,230, has been paid to Chol-Mix Kft with the remaining balance of approximately €350, translated to approximately $419, due at the end of a related manufacturing agreement. The acquisition of Chol-Mix’s assets will provide our Animal Nutrition & Health segment with additional dry choline chloride capacity in Europe, geographical expansion opportunities in Eastern Europe, and technical knowledge supporting the application of liquids on carriers.

Management has completed its accounting for the acquisition. As a result, the fair values of the assets acquired have been determined and goodwill of $404 has been recorded.

Transaction related costs included in general and administrative expenses for the year ended December 31, 2017 are $78.

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

Management has completed its preliminary accounting for the acquisition. As a result, the estimated fair values of the assets acquired and liabilities assumed have been determined and $1,146 of estimated goodwill has been recorded.

The following table summarizes the fair values of the assets acquired and liabilities assumed.

Cash and cash equivalents	$5,065
Accounts receivable	2,860
Inventories	2,537
Prepaid expenses	186
Property, plant and equipment	12,219
Customer relationships	2,942
Developed technology	1,078
Trademark & trade name	1,388
Covenant not to compete	126
Goodwill	1,146
Trade accounts payable	(844)
Accrued expenses	(1,416)
Bank debt	(2,384)
Deferred income taxes	(3,677)
Amount paid to shareholders	21,226
IFP bank debt paid on purchase date	2,384
Total amount paid on acquisition date	$23,610

The goodwill of $1,146 arising from the IFP Acquisition consists largely of expected synergies, including the combined entities’ experience and technical problem solving capabilities, and acquired workforce. The goodwill is assigned to the Human Nutrition & Health segment, and is not tax deductible for income tax purposes.

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

Customer relationships are amortized over a 10-year period utilizing an accelerated method based on the estimated average customer attrition rate. Trademark, trade name, covenant not to compete, and developed technology are amortized over 10 years, 5 years, 3 years, and 5 years, respectively, utilizing the straight-line method as the consumption pattern of the related economic benefits cannot be reliably determined.

The Company is indemnified for tax liabilities prior to the acquisition date. Indemnified tax liabilities will create an indemnification asset (receivable). At this time, an indemnification asset (receivable) balance has not been established.

Transaction related costs included in general and administrative expenses for the year ended December 31, 2017 are $2,163.

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

The Company’s results for the years ended December 31, 2017, 2016 and 2015 reflected the following compensation cost and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Years Ended December 31,
	2017	2016	2015
Cost of sales	$524	$1,040	$854
Operating expenses	5,736	5,984	5,975
Net earnings	(3,990)	(4,473)	(4,395)

On December 31, 2017, the Company had one share-based compensation plan under which awards may be granted, which is described below (the “2017 Plan”).

In June 2017, the Company adopted the Balchem Corporation 2017 Omnibus Incentive Plan (“2017 Plan”) for officers, employees and directors of the Company and its subsidiaries. The 2017 Plan replaced the 1999 Stock Plan and amendments and restatements thereto (collectively to be referred to as the “1999 Plan’), which expires on April 9, 2018. No further awards will be made under the 1999 Plan, and the shares that remained available for grant under the 1999 Plan will only be used to settle outstanding awards granted under the 1999 Plan and will not become available under the 2017 Plan. The 2017 Plan is administered by the Compensation Committee of the Board of Directors of the Company. The 2017 Plan provides as follows: i) for a termination date of June 13, 2027; (ii) to authorize 1,600,000 shares reserved for future grants, a reduction from the 6,000,000 shares authorized for grant under the 1999 Plan; (iii) for the making of grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards, as well as for the making of cash performance awards; (iv) except as provided in an employment agreement as in effect on the effective date of the 2017 Plan, no automatic acceleration of outstanding awards upon the occurrence of a change in control of the Company; (v) certain annual limits on the number of shares and amount of cash that may be granted; (vii) for dividends or dividend equivalents otherwise payable on an unvested award to accrue and be paid only at such time as the vesting conditions applicable to the underlying award have been satisfied; (vii) for certain discretionary compensation recovery if the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirements under the securities laws; and (viii) for compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”). No option will be exercisable for longer than ten years after the date of grant.

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of December 31, 2017, the 2017 Plan had 1,586,500 shares available for future awards.

The Company had Restricted Stock Purchase Agreements (the “RSP Agreements”) with its non-employee directors and certain employees of the Company to purchase the Company’s Common Stock pursuant to the Company’s 1999 Stock Plan. Under the RSP Agreements, certain shares were purchased, ranging from 1,000 shares to 20,250 shares, of the Company’s Common Stock at purchase prices ranging from approximately $.02 per share to $.07 per share. The purchased stock was subject to a repurchase option in favor of the Company and to restrictions on transfer until it vested in accordance with the provisions of the RSP Agreements. In 2011, the Company discontinued the use of RSP Agreements and replaced them with Restricted Stock Grant Agreements for the Company’s non-employee directors and certain employees. Under the Restricted Stock Grant Agreements, certain shares of the Company’s Common Stock have been granted, ranging from 500 shares to 54,000 shares, to its non-employee directors and certain employees, subject to time-based vesting requirements.

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

The fair value of each option award issued under the Company’s stock plans is estimated on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options is based on the Company’s historical experience of employees’ exercise behavior. Dividend yields are based on the Company’s historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

	Years Ended
Weighted Average Assumptions:	2017	December 31, 2016	2015
Expected Volatility	30.1%	34.4%	33.2%
Expected Term (in years)	4.6	5.0	5.5
Risk-Free Interest Rate	1.8%	1.2%	1.7%
Dividend Yield	0.5%	0.5%	0.6%

The value of the restricted shares is based on the fair value of the award at the date of grant.

PS expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 1.5% and 0.88% dividend yields of 0.6% and 0.6%; volatilities of 32% and 32%; and initial TSR’s of 8.2% and -6.6% in each case for the years ended December 31, 2017 and 2016, respectively. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four years for non-employee director restricted stock awards.

A summary of stock option plan activity for 2017, 2016, and 2015 for all plans is as follows:

2017	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	1,066	$45.32
Granted	222	85.22
Exercised	(268)	36.36
Forfeited	(52)	72.29
Cancelled	(22)	57.48
Outstanding at end of year	946	$55.44
Exercisable at end of year	493	$41.01

2016	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	1,017	$37.29
Granted	341	60.92
Exercised	(236)	30.44
Forfeited	(56)	58.23
Outstanding at end of year	1,066	$45.32
Exercisable at end of year	604	$34.77

2015	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	1,470	$27.35
Granted	209	58.34
Exercised	(627)	20.16
Forfeited	(35)	52.97
Outstanding at end of year	1,017	$37.29
Exercisable at end of year	667	$29.19

The aggregate intrinsic value for outstanding stock options was $24,714, $41,161and $23,927 at December 31, 2017, 2016 and 2015, respectively, with a weighted average remaining contractual term of 6.3 years at December 31, 2017. Exercisable stock options at December 31, 2017 had an aggregate intrinsic value of $19,534 with a weighted average remaining contractual term of 4.6 years.

Other information pertaining to option activity during the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017	2016	2015
Weighted-average fair value of options granted	$23.20	$18.48	$18.35
Total intrinsic value of stock options exercised ($000s)	$11,900	$8,609	$24,047

Additional information related to stock options outstanding under all plans at December 31, 2017 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$13.61 - $34.81	209	2.6 years	$25.79	208	$25.79
38.10 - 59.95	278	5.6 years	51.34	219	49.47
60.01 - 85.40	459	8.0 years	71.37	66	60.99
	946	6.3 years	$55.44	493	$41.01

Non-vested restricted stock activity for the years ended December 31, 2017, 2016 and 2015 is summarized below:

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2016	102	$54.18
Granted	21	83.43
Vested	(53)	51.39
Forfeited	(4)	55.45
Non-vested balance as of December 31, 2017	66	$65.66

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	150	$47.46
Granted	19	61.22
Vested	(66)	40.96
Forfeited	(1)	56.77
Non-vested balance as of December 31, 2016	102	$54.18

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	134	$38.13
Granted	77	55.77
Vested	(61)	37.35
Forfeited	-	-
Non-vested balance as of December 31, 2015	150	$47.46

Non-vested performance share activity for the years ended December 31, 2017, 2016 and 2015 is summarized below:

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2016	34	$61.06
Granted	16	93.85
Vested	-	-
Forfeited	(11)	69.25
Non-vested balance as of December 31, 2017	39	$72.62

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	20	$58.77
Granted	22	63.15
Vested	-	-
Forfeited	(8)	60.88
Non-vested balance as of December 31, 2016	34	$61.06

	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	-	$-
Granted	29	58.77
Vested	-	-
Forfeited	(9)	58.77
Non-vested balance as of December 31, 2015	20	$58.77

As of December 31, 2017, 2016 and 2015, there was $7,742, $8,260 and $7,705, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2017, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years. We estimate that share-based compensation expense for the year ended December 31, 2018 will be approximately $7,300.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,174,017 shares have been purchased, of which none remained in treasury at December 31, 2017 or 2016. During 2017 and 2016, a total of 23,182 and 24,912 shares, respectively, have been purchased at an average cost of $82.19 and $63.76 per share, respectively. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company’s equity incentive plans.

NOTE 4 - INVENTORIES

Inventories at December 31, 2017 and 2016 consisted of the following:

	2017	2016
Raw materials	$20,520	$20,751
Work in progress	6,308	3,225
Finished goods	33,868	33,269
Total inventories	$60,696	$57,245

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary. The reserve for inventory was $2,315 and $2,546 at December 31, 2017 and 2016, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Land	$7,262	$4,208
Building	63,224	45,735
Equipment	201,341	177,841
Construction in progress	13,860	17,357
	285,687	245,141
Less: Accumulated depreciation	95,894	79,387
Property, plant and equipment, net	$189,793	$165,754

Depreciation expense was $17,121, $15,907 and $12,895 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company had goodwill in the amount of $441,361 and $439,811 as of December 31, 2017 and 2016 subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

As of December 31, 2017 and 2016, the Company had identifiable intangible assets as follows:

	Amortization Period (In years)	2017 Gross Carrying Amount	2017 Accumulated Amortization	2016 Gross Carrying Amount	2016 Accumulated Amortization
Customer relationships & lists	10	$190,061	$105,573	$185,885	$86,338
Trademarks & trade names	5-17	40,630	12,895	39,241	9,260
Developed technology	5	13,338	5,936	12,260	3,358
Other	3-18	13,466	5,018	12,713	3,659
		$257,495	$129,422	$250,099	$102,615

Amortization of identifiable intangible assets was $26,784, $29,768 and $26,467 for 2017, 2016 and 2015, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $24,593 in 2018, $22,479 in 2019, $20,442 in 2020, $17,234 in 2021, and $15,776 in 2022. At December 31, 2017 and 2016, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, “Intangibles-Goodwill and Other.” Identifiable intangible assets are reflected in the Company’s consolidated balance sheets under Intangible assets with finite lives, net. There were no changes to the useful lives of intangible assets subject to amortization in 2017 and 2016.

The Federal Insecticide, Fungicide and Rodenticide Act, (“FIFRA”), a health and safety statute, requires that certain products within our specialty products segment must be registered with the U.S. Environmental

Protection Agency (“EPA”) because they are considered pesticides. Costs of such registration are included as other in the table above.

NOTE 7 – EQUITY-METHOD INVESTMENT

In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and expansion will be funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support.  Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary, because it does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $546 and $293 for the years ended December 31, 2017 and 2016, respectively, relating to its portion of the joint venture’s expenses in other expense. The carrying value of the joint venture at December 31, 2017 and 2016 is $4,804 and $4,553, respectively, and is recorded in other assets.

NOTE 8 – LONG TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”). On February 1, 2016, $65,000 of the revolving loan was used to fund the Albion International, Inc. acquisition (see Note 2). In addition, on June 1, 2017, $20,000 of the revolving loan was used to fund the Innovative Food Processors, Inc. acquisition (see Note 2). At December 31, 2017, the Company had a total of $219,500 of debt outstanding. The term loan is payable in quarterly installments of $8,750 which commenced on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion. The revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 3.07% at December 31, 2017. The Company has $100,000 of undrawn revolving loan at December 31, 2017 that is subject to a commitment fee, which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At December 31, 2017, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the company.

The following table summarizes the future minimum debt payments as of December 31, 2017:

Year	Term loan	Revolving loan	Total
2018	$35,000	$-	$35,000
2019	184,500	-	184,500
Future principle payments	219,500	-	219,500
Less unamortized debt financing costs	536	-	536
Less current portion of long-term debt	35,000	-	35,000
Total long-term debt	$183,964	$-	$183,964

Costs associated with the issuance of debt instruments are capitalized as debt discount and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $536 at December 31, 2017 and are shown net against outstanding principle  on the accompanying balance sheet. Amortization expense pertaining to these costs totaled $474 and $526 for the years ended December 31, 2017 and 2016, respectively, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

NOTE 9 - INCOME TAXES

On December 22, 2017, the Tax Reform Act was signed into law by President Trump.  The Tax Reform Act significantly revised the U.S. corporate income tax regime by lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

The FASB Staff also provided additional guidance to address the accounting for the effects of the Tax Reform Act provisions related to the taxation of GILTI, noting that companies should make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to include the tax expense in the year it is incurred. We have not completed our analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided for under SAB 118.

The Tax Reform Act also changed the individuals whose compensation is subject to a $1 million cap on deductibility under Section 162(m) and includes performance-based compensation such as stock options and stock appreciation rights in the calculation. The provision generally applies to taxable years beginning after December 31, 2017 and provides a transition for compensation paid pursuant to a written binding contract that is in effect on November 2, 2017.  The Company will need to carefully review the terms of its compensation plans and agreements to assess whether such plans and agreements are considered to be written binding contracts in effect on November 2, 2017.  Due to the complexity of applying this new provision and the limited time to consider tax reform, the Company has not yet completed its analysis of these new provisions and will finalize its analysis during the measurement period provided under SAB 118.

 Income tax expense consists of the following:

	2017	2016	2015
Current:
Federal	$20,102	$28,765	$29,638
Foreign	3,015	2,670	3,021
State	2,790	2,483	2,982
Deemed Repatriation	1,389	-	-
Deferred:
Federal	(1,302)	(7,114)	(6,815)
Foreign	62	52	58
State	(384)	106	(1,543)
Federal Rate Change	(27,255)	-	-
Total income tax provision	$(1,583)	$26,962	$27,341

The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 35% to earnings before income tax expense due to the following:

	2017	2016	2015
Income tax at Federal statutory rate	$30,971	$29,027	30,471
State income taxes, net of Federal income taxes	708	1,510	556
Federal Rate Change	(27,255)	-	-
Stock Options	(2,927)	-	-
Deemed Repatriation	1,389	-	-
Domestic production activities deduction	(2,382)	(3,299)	(2,709)
Other	(2,087)	(276)	(977)
Total income tax provision	$(1,583)	$26,962	27,341

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 were as follows:

	2017	2016
Deferred tax assets:
Inventories	$1,297	$2,378
Restricted stock and stock options	3,248	5,100
Other	1,764	2,629
Total deferred tax assets	6,309	10,107
Deferred tax liabilities:
Amortization	$31,311	$56,111
Depreciation	22,172	27,435
Other	1,374	48
Total deferred tax liabilities	54,857	83,594
Net deferred tax liability	$48,548	$73,487

There is no valuation allowance for deferred tax assets at December 31, 2017 and 2016. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset realizable, however, could change if management’s estimate of future taxable income should change.

Provisions of ASC 740-10 clarify whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term obligations on the Company’s consolidated balance sheets, is as follows:

	2017	2016	2015
Balance at beginning of period	$6,637	$6,570	$5,205
Increases for tax positions of prior years	393	332	943
Decreases for tax positions of prior years	(2,711)	(406)	(120)
Increases for tax positions related to current year	462	141	542
Balance at end of period	$4,781	$6,637	$6,570

All of the Company’s unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate in such future periods.

The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $94, $94 and $138 in interest and penalties, respectively. As of December 31, 2017 and 2016, accrued interest and penalties were $1,882 and $2,486, respectively.

The Company files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2013. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 10 - NET EARNINGS PER COMMON SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per common share:

2017	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$90,071	31,838,641	$2.83

Effect of dilutive securities – stock options, restricted stock, and performance shares		391,165

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$90,071	32,229,806	$2.79

2016	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$55,972	31,521,667	$1.78

Effect of dilutive securities – stock options, restricted stock, and performance shares		400,971

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$55,972	31,922,638	$1.75

2015	Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$59,722	31,158,142	$1.92

Effect of dilutive securities – stock options, restricted stock, and performance shares		477,496

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options and restricted stock	$59,722	31,635,638	$1.89

The Company had 199,010, 2,500, and 194,372 stock options outstanding at December 31, 2017, 2016 and 2015, respectively that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of Common Stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 11 - EMPLOYEE BENEFIT PLANS

During 2017, the Company sponsored two 401(k) savings plans for eligible employees. The plans allow participants to make pretax contributions and the Company matches certain percentages of those pretax contributions. The plans have a discretionary profit sharing portion and one of the plans matches 401k contributions with shares of the Company’s Common Stock. All amounts contributed to the plans are deposited into a trust fund administered by independent trustees. These plans were merged in January 2018. The merged plan allows participants to make pretax contributions and the Company matches certain percentages of those contributions which is made with shares of the Company’s stock. Additionally, this plan has a discretionary profit sharing portion. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $395 and $2,594 in 2017, $712 and $2,248 in 2016, and $738 and $1,886 in 2015, respectively.

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

The actuarial recorded liabilities for such unfunded postretirement benefits are as follows:

Change in benefit obligation:
	2017	2016
Benefit obligation at beginning of year	$1,411	$958
Initial adoption of new plan	-	444
Service cost with interest to end of year	67	66
Interest cost	46	48
Participant contributions	28	5
Benefits paid	(58)	(9)
Actuarial (gain)/loss	78	(101)
Benefit obligation at end of year	$1,573	$1,411

Change in plan assets:
	2017	2016
Fair value of plan assets at beginning of year	$-	$-
Employer (reimbursement)/contributions	30	4
Participant contributions	28	5
Benefits paid	(58)	(9)
Fair value of plan assets at end of year	$-	$-

Amounts recognized in consolidated balance sheet:

	2017		2016
Accumulated postretirement benefit obligation		$(1,573)		$(1,411)
Fair value of plan assets		-		-
Funded status		(1,573)		(1,411)
Unrecognized prior service cost		N/A		N/A
Unrecognized net (gain)/loss		N/A		N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)		$1,573		$1,411
Accrued postretirement benefit cost (included in other long-term obligations)	$	N/A	$	N/A
Components of net periodic benefit cost:
	2017	2016	2015
Service cost with interest to end of year	$67	$66	$54
Interest cost	46	48	36
Amortization of prior service credit/(cost)	74	57	(18)
Amortization of (gain)/loss	(15)	(10)	-
Total net periodic benefit cost	$172	$161	$72

Estimated future employer contributions and benefit payments are as follows:

Year
2018	$132
2019	139
2020	93
2021	91
2022	109
Years 2023-2027	559

Assumed health care cost trend rates have been used in the valuation of postretirement health insurance benefits. The trend rate is 6.53% in 2018 declining to 4.50% in 2038 and thereafter. A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2017 by $143 and the net periodic postretirement benefit cost for 2017 by $16. A one percentage point decrease in health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2017 by $125 and the net periodic postretirement benefit cost for 2017 by $13. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 2.90% in 2017 and 3.40% in 2016.

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

The Company’s participation in this plan for the annual period ended December 31, 2017 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN). The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. Finally, the period-to-period comparability of the contributions for 2017 and 2016 was affected by a 4.0% increase in the 2017 contribution rate. There have been no other significant changes that affect the comparability of 2017 and 2016 contributions. The Company does not represent more than 5% of the contributions to this pension fund.

Pension Fund	EIN/Pension Plan Number			FIP/RP Status Pending/ Implemented				Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		Pension Plan Protection Act Zone Status			Contributions of Balchem Corporation
		2017	2016		2017	2016	2015
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Red as of 1/1/2017	Red as of 1/1/2016	Implemented	$594	$576	$515	No	7/11/2020

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In 2012, the Company entered into a six (6) year lease extension for approximately 20,000 square feet of office space. The office space serves as the Company’s general offices and as a laboratory facility. The Company leases most of its vehicles and office equipment under non-cancelable operating leases, which expire at various times through 2029. Rent expense charged to operations under such lease agreements for 2017, 2016 and 2015 aggregated approximately $3,417, $3,134 and $2,414, respectively. Aggregate future minimum rental payments required under non-cancelable operating leases at December 31, 2017 are as follows:

Year
2018	$3,277
2019	2,193
2020	1,842
2021	1,257
2022	1,350
Thereafter	8,358
Total minimum lease payments	$18,277

In 1982, the Company discovered and thereafter removed a number of buried drums containing unidentified waste material from the Company’s site in Slate Hill, New York. The Company thereafter entered into a Consent Decree to evaluate the drum site with the New York Department of Environmental Conservation (“NYDEC”). Based on NYDEC requirements, the Company cleaned the area and removed soil from the drum burial site. The Company continues to be involved in discussions with NYDEC to evaluate test results and determine what, if any, additional actions will be required on the part of the Company to close out the remediation of this site. Additional actions, if any, would likely require the Company to continue monitoring the site. The cost of such monitoring has been less than $5 per year for the period 2004 to date.

The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation was conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources (“MDNR”).

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

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2017 and December 31, 2016 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at December 31, 2017 and 2016 includes $782 and $776 in money market funds. The money market funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income (loss) were as follows:

	Years Ended December 31,
	2017	2016	2015
Net foreign currency translation adjustment	$5,404	$(1,390)	$(2,615)

Net change in postretirement benefit plan (see Note 10 for further information)
Initial adoption of new plan	-	(444)	-
Net gain/(loss) arising during the period	(49)	101	242
Amortization of prior service credit/(cost)	74	57	(18)
Amortization of (gain)/loss	(15)	(10)	-
Total before tax	10	(296)	224
Tax	(207)	(49)	(72)
Net of tax	(197)	(345)	152
Total other comprehensive income (loss)	$5,207	$(1,735)	$(2,463)

Accumulated other comprehensive income/(loss) at December 31, 2017 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2016	$(6,707)	$(142)	$(6,849)
Other comprehensive (loss)/gain	5,404	(197)	5,207
Balance December 31, 2017	$(1,303)	$(339)	$(1,642)

NOTE 15 - SEGMENT INFORMATION

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

Business Segment Net Sales:
	2017	2016	2015
Human Nutrition & Health	$315,796	$297,134	$278,288
Animal Nutrition & Health	157,688	161,119	165,763
Specialty Products	73,355	70,126	54,236
Industrial Products	47,951	24,825	54,205
Total	$594,790	$553,204	$552,492

Business Segment Earnings Before Income Taxes:
	2017	2016	2015
Human Nutrition & Health	$44,010	$38,156	$38,302
Animal Nutrition & Health	22,292	28,686	27,851
Specialty Products	24,949	22,862	23,995
Industrial Products	6,413	1,949	5,594
Unallocated equity compensation	-	-	(1,462)
Transaction costs, integration costs and legal settlement	(409)	(815)	(324)
Interest and other income, net	(8,767)	(7,904)	(6,893)
Total	$88,488	$82,934	$87,063

Unallocated equity compensation expense was related to the accelerated vesting of previously-granted unvested options to purchase Company common stock, and removal of the restrictions on previously-granted Restricted Stock.

Transaction and integration costs were primarily related to the aforementioned definitive agreements (see Note 2).

Depreciation/Amortization:
	2017	2016	2015
Human Nutrition & Health	$33,384	$33,796	$30,537
Animal Nutrition & Health	5,618	7,243	6,573
Specialty Products	4,097	3,787	1,225
Industrial Products	806	850	1,027
Total	$43,905	$45,676	$39,362

Business Segment Assets:
	2017	2016	2015
Human Nutrition & Health	$719,010	$709,337	$642,929
Animal Nutrition & Health	118,418	121,860	107,459
Specialty Products	63,141	64,030	24,769
Industrial Products	18,471	10,477	16,191
Other Unallocated	44,596	42,922	88,338
Total	$963,636	$948,626	$879,686

Other unallocated assets consist of certain cash, receivables, prepaid expenses, equipment and leasehold improvements, net of accumulated depreciation, and deferred income taxes, which the Company does not allocate to its individual business segments.

Capital Expenditures:
	2017	2016	2015
Human Nutrition & Health	$20,580	$14,470	$21,361
Animal Nutrition & Health	4,424	6,577	17,854
Specialty Products	1,306	1,286	940
Industrial Products	1,216	701	1,145
Total	$27,526	$23,034	$41,300

Geographic Revenue Information:
	2017	2016	2015
United States	$460,599	$420,821	$441,664
Foreign Countries	134,191	132,383	110,828
Total	$594,790	$553,204	$552,492

Geographic Area Data – Long-Lived Assets (excluding intangible assets):
	2017	2016	2015
North America	$175,027	$154,007	$148,209
Europe	14,766	11,747	10,306
Total	$189,793	$165,754	$158,515

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:
	2017	2016	2015
Income taxes	$25,845	$30,741	$19,551
Interest	$7,021	$6,669	$5,987

Non-cash financing activities:
	2017	2016	2015
Dividends payable	$13,484	$12,088	$10,727

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share data)

	2017				2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$137,728	$147,082	$150,716	$159,264	$135,141	$138,794	$138,509	$140,760
Gross profit	44,429	46,761	46,181	51,638	42,824	46,449	44,656	46,932
Earnings before income taxes	20,710	22,560	20,697	24,522	17,981	21,383	20,771	22,799
Net earnings	15,518	16,536	16,043	41,975	11,886	14,150	14,012	15,924
Basic net earnings per common share	$.49	$.52	$.50	$1.31	$.38	$.45	$.44	$.51
Diluted net earnings per common share	$.48	$.51	$.50	$1.30	$.37	$.44	$.44	$.50

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company provides services on a contractual agreement to St. Gabriel CC Company, LLC. These services include accounting, information technology, quality control, and purchasing services, as well as operation of the St. Gabriel CC Company, LLC plant. The Company also sold raw materials to St. Gabriel CC Company, LLC. In return, St. Gabriel CC Company, LLC provides choline chloride finished goods. The services the Company provided amounted to $3,445 and $1,837, respectively, for the years ended December 31, 2017 and 2016. The raw materials sold amounted to $23,459 and $7,480, respectively, for the years ended December 31, 2017 and 2016. These services and raw materials are primarily recorded, net of the finished goods received from St. Gabriel CC Company, LLC of $20,827 and $8,619, respectively for the years ended December 31, 2017 and 2016, in cost of goods sold. At December 31, 2017, the Company had a receivable of $6,190, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and a payable of $4,112 for finished goods received. In addition, the Company had a payable in the amount of $363 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accrued expenses.

BALCHEM CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

Description	Balance at Beginning of Year	Additions Charged (Credited) to Costs and Expenses	Deductions		Balance at End of Year

Year ended December 31, 2017
Allowance for doubtful accounts	$489	$126	$(184)	(a)	$431
Inventory reserve	2,546	538	(769)	(a)	2,315

Year ended December 31, 2016
Allowance for doubtful accounts	$235	$417	$(163)	(a)	$489
Inventory reserve	1,823	905	(182)	(a)	2,546

Year ended December 31, 2015
Allowance for doubtful accounts	$288	$(1)	$(52)	(a)	$235
Inventory reserve	1,682	369	(228)	(a)	1,823

(a)  represents write-offs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

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

As of December 31, 2017, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework (New Framework) to conduct an assessment of the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where such activities, transactions or dealings are de minimis. During the year ending December 31, 2017, we sold, in a single sales transaction, 765 twenty-five kilogram bags of ReaShure® encapsulated choline, at a sales price of $82,238 to Imex Gulf, Inc., a privately held US corporation headquartered in Plano, Texas. Imex Gulf, Inc. exported this product to Pishgaman Taghzieh DTI Co.in Tehran, Iran, for subsequent sale and distribution in Iran. We conducted this product sale in compliance with applicable laws. The sale of ReaShure®, an animal feed ingredient, is permissible pursuant to certain statutory and regulatory exemptions from U.S. sanctions applicable to food products.

PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance.

(a)	Directors of the Company.

The required information is to be set forth in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) under the caption “Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(b)	Executive Officers of the Company.

The required information is to be set forth in the 2018 Proxy Statement under the caption “Directors and Executive Officers,” which information is hereby incorporated herein by reference.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance.

The required information is to be set forth in the 2018 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(d)	Code of Ethics.

The required information is to be set forth in the 2018 Proxy Statement under the caption “Code of Business Conduct and Ethics,” which information is hereby incorporated herein by reference. The Company’s Code of Ethics for Senior Financial Officers is available on the Corporate Governance page in the Investor Relations section of the Company’s website, www.balchem.com.

(e)	Corporate Governance.

The required information is to be set forth in the 2018 Proxy Statement under the caption “Nomination of Directors,” and “Committees of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item is to be set forth in the 2018 Proxy Statement under the caption “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is to be set forth in the 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and of Management” and the caption “Equity Compensation Plan Information,” all of which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is set forth in the 2018 Proxy Statement under the caption “Related Party Transactions,” and “Director Independence,” which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in the 2018 Proxy Statement under the caption “Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is hereby incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Form 10-K Page Number

	Report of Independent Registered Public Accounting Firm	30

	Consolidated Balance Sheets as of December 31, 2017 and 2016	32

	Consolidated Statements of Earnings for the years ended December 31, 2017, 2016 and 2015	33

3.1	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 25, 2008).

3.3	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 28, 2011).

3.4
By-laws of the Company, as amended and restated as of February 21, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 22, 2017), as amended by the amendment thereto effective December 13, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 19, 2017).

10.1
Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company’s 1998 Annual Meeting of Stockholders (the “1998 Proxy Statement”)).*

10.2
Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-35912, dated October 25, 1996, and to the 1998 Proxy Statement).

10.3
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company’s 2008 Annual Meeting of Stockholders).*

10.4
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.5
Employment Agreement, dated as of April 22, 2016, between the Company and Theodore L. Harris (incorporated by reference to Exhibit 10.1to the Company’s Quarterly Report on Form 10-Q for the For the Quarterly Period Ended June 30, 2016).*

10.6
Form of Restricted Stock Grant Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2011 10-K”)).

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

10.11	2017 Omnibus Incentive Plan of the Company (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed April 27, 2017).

10.12	Offer Letter, dated as of October 3, 2017, between the Company and Mary Theresa Coelho (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 12, 2017).

21.	Subsidiaries of Registrant.

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2018	BALCHEM CORPORATION
By:/s/ Theodore L. Harris
Theodore L. Harris, President and
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Theodore L. Harris
Theodore L. Harris, President and
Chief Executive Officer (Chairman)
Date: March 1, 2018

/s/ Mary Theresa Coelho
Mary Theresa Coelho, Chief Financial Officer
and Treasurer (Principal Financial Officer)
Date: March 1, 2018

/s/ William A. Backus
William A. Backus, Chief Accounting Officer
(Principal Accounting Officer)
Date: March 1, 2018

/s/ Paul D. Coombs
Paul D. Coombs, Director
Date: March 1, 2018

/s/ David B. Fischer
David B. Fischer, Director
Date: March 1, 2018

/s/ Edward L. McMillan
Edward L. McMillan, Director
Date: March 1, 2018

/s/ Perry W. Premdas
Perry W. Premdas, Director
Date: March 1, 2018

/s/ Dr. John Televantos
Dr. John Televantos, Director
Date: March 1, 2018

/s/ Matthew Wineinger
Matthew Wineinger, Director
Date: March 1, 2018

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

3.4
By-laws of the Company, as amended and restated as of February 21, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 22, 2017), as amended by the amendment thereto effective December 13, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 19, 2017).

10.1
Incentive Stock Option Plan of the Company, as amended, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-35910, dated October 25, 1996, and to Proxy Statement, dated April 22, 1998, for the Company’s 1998 Annual Meeting of Stockholders (the “1998 Proxy Statement”)).*

10.2
Stock Option Plan for Directors of the Company, as amended (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-35912, dated October 25, 1996, and to the 1998 Proxy Statement).

10.3
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. No. 333-155655, dated November 25, 2008, and to Proxy Statement, dated April 25, 2008, for the Company’s 2008 Annual Meeting of Stockholders).*

10.4
Balchem Corporation 401(k)/Profit Sharing Plan, dated January 1, 1998 (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8, File No. 333-118291, dated August 17, 2004).*

10.5
Employment Agreement, dated as of April 22, 2016, between the Company and Theodore L. Harris (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the For the Quarterly Period Ended June 30, 2016)).*

10.6
Form of Restricted Stock Grant Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2011 10-K”)).

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

10.11	2017 Omnibus Incentive Plan of the Company (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed April 27, 2017).

10.12	Offer Letter, dated as of October 3, 2017, between the Company and Mary Theresa Coelho (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 12, 2017).

21.	Subsidiaries of Registrant.

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.