Form 10-Q
period 2018-03-31
BALCHEM CORP
filed 2018-05-04
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2018
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of April 27, 2018 the registrant had 32,107,760 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

 BALCHEM CORPORATION
 Condensed Consolidated Balance Sheets
 (Dollars in thousands, except share and per share data)

Assets	March 31, 2018 (unaudited)	December 31, 2017
Current assets:
Cash and cash equivalents	$42,679	$40,416
Accounts receivable, net of allowance for doubtful accounts of $362 and $431 at March 31, 2018 and December 31, 2017, respectively	96,001	91,226
Inventories	66,270	60,696
Prepaid expenses	3,958	4,774
Assets held for sale	677	-
Other current assets	2,223	2,224
Total current assets	211,808	199,336

Property, plant and equipment, net	187,935	189,793

Goodwill	441,361	441,361
Intangible assets with finite lives, net	121,945	128,073
Other assets	4,940	5,073
Total assets	$967,989	$963,636

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$26,674	$28,451
Accrued expenses	23,390	22,930
Accrued compensation and other benefits	7,876	8,531
Customer deposits	38	-
Dividends payable	45	13,484
Income taxes payable	5,092	-
Current portion of long-term debt	35,000	35,000
Total current liabilities	98,115	108,396

Long-term debt	175,323	183,964
Deferred income taxes	48,534	48,548
Other long-term obligations	6,127	5,847
Total liabilities	328,099	346,755

Commitments and contingencies (note 16)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 120,000,000 shares; 32,100,110 shares issued and outstanding at March 31, 2018 and 32,019,605 shares issued and outstanding at December 31, 2017	2,140	2,135
Additional paid-in capital	154,030	151,749
Retained earnings	483,986	464,639
Accumulated other comprehensive loss	(266)	(1,642)
Total stockholders' equity	639,890	616,881

Total liabilities and stockholders' equity	$967,989	$963,636

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
 (Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Net sales	$161,410	$137,728

Cost of sales	109,951	93,299

Gross margin	51,459	44,429

Operating expenses:
Selling expenses	14,059	13,712
Research and development expenses	2,569	1,815
General and administrative expenses	7,419	6,199
	24,047	21,726

Earnings from operations	27,412	22,703

Other expenses (income):
Interest income	(2)	(2)
Interest expense	1,876	1,799
Other, net	361	196

Earnings before income tax expense	25,177	20,710

Income tax expense	5,831	5,192

Net earnings	$19,346	$15,518

Net earnings per common share - basic	$0.60	$0.49

Net earnings per common share - diluted	$0.60	$0.48

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Net earnings	$19,346	$15,518

Other comprehensive income, net of tax:

Net foreign currency translation adjustment	1,363	541

Net change in postretirement benefit plan, net of taxes of $(4) and $(5) for the three months ended March 31, 2018 and 2017	13	10

Other comprehensive income	1,376	551

Comprehensive income	$20,722	$16,069

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net earnings	$19,346	$15,518

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,127	11,335
Stock compensation expense	1,793	1,840
Deferred income taxes	(38)	(4)
Provision for doubtful accounts	(69)	79
Foreign currency transaction loss	51	101
Asset impairment charge	71	-
Gain on disposal of assets	(1,093)	(75)
Changes in assets and liabilities
Accounts receivable	(4,340)	4,128
Inventories	(5,442)	(5,574)
Prepaid expenses and other current assets	345	(4)
Accounts payable and accrued expenses	(2,273)	(9,066)
Income taxes	5,633	5,248
Other	368	(724)
Net cash provided by operating activities	25,479	22,802

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	-	(1,169)
Capital expenditures	(3,735)	(2,934)
Proceeds from insurance	1,590	-
Intangible assets acquired	(119)	(147)
Net cash used in investing activities	(2,264)	(4,250)

Cash flows from financing activities:
Proceeds from revolving loan	-	2,000
Principal payments on revolving loan	-	(5,000)
Principal payments on long-term debt	(8,750)	(8,750)
Proceeds from stock options exercised	1,261	3,969
Dividends paid	(13,421)	(12,069)
Purchase of treasury stock	(786)	(611)
Net cash used in financing activities	(21,696)	(20,461)

Effect of exchange rate changes on cash	744	263

Increase/(Decrease) in cash and cash equivalents	2,263	(1,646)

Cash and cash equivalents beginning of period	40,416	38,643
Cash and cash equivalents end of period	$42,679	$36,997

Supplemental Cash Flow Information - see Note 13

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2017 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2017. References in this report to the “Company” mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including SensoryEffects, Inc., SensoryEffects Cereal Systems, Inc., Albion Laboratories, Inc. (formerly known as Albion International, Inc.), BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Italia Srl, Innovative Food Processors, Inc., and Balchem LTD, on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results expected for the full year or any interim period.

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

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs as opposed to when the asset is transferred to an outside party as required under current U.S. GAAP. The standard does not apply to intra-entity transfers of inventory, which will continue to follow current U.S. GAAP. The Company will be required to adopt ASU 2016-16 as of October 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-16 on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which addresses changes to the testing for goodwill impairment by eliminating Step 2 of the process. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted, however the Company has elected not to adopt early as this ASU will not have a significant impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued a comprehensive new revenue recognition standard that superseded existing revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements with a cumulative-effect adjustment reflected in retained earnings. The standard also requires expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new revenue recognition standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

We performed a detailed review of our contract portfolio representative of our different businesses and compared historical accounting policies and practices to the new standard. Because the standard impacts our business processes, systems and controls, we also developed a comprehensive change management project plan to guide the implementation. Over the course of 2017, we conducted training sessions for those in our global organization that are impacted by the new standard. Our primary business is the sale of products, and the adoption of the new revenue recognition standard did not have a material impact on our financial statements. We adopted the new standard effective January 1, 2018 utilizing the modified retrospective method. The cumulative-effect adjustment to retained earnings upon adoption was not material.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which addresses the definition of what constitutes a business by providing clarification of the three elements that constitute a business. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2017-01 on January 1, 2018 prospectively (prior periods have not been restated). There was no significant impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which clarifies the income tax accounting implications of the Tax Cuts and Jobs Act. The guidance is effective immediately.

NOTE 2—ACQUISITIONS

Acquisition of Chol-Mix Kft

On March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase certain assets of Chol-Mix Kft (“Chol-Mix), a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1,500. As of March 31, 2018, approximately €1,150, translated to approximately $1,230, has been paid to Chol-Mix Kft with the remaining balance of approximately €350, translated to approximately $431, due at the end of a related manufacturing agreement. The acquisition of Chol-Mix’s assets provides our Animal Nutrition & Health segment with additional dry choline chloride capacity in Europe, geographical expansion opportunities in Eastern Europe, and technical knowledge supporting the application of liquids on carriers.

Management has completed its accounting for the acquisition. As a result, the fair values of the assets acquired have been determined and goodwill of $404 has been recorded.

Acquisition of Innovative Food Processors, Inc.

On June 1, 2017, the Company acquired 100 percent of the outstanding common shares of  Innovative Food Processors, Inc. (“IFP”), a privately held manufacturer of agglomerated and microencapsulated food and nutrition ingredients, headquartered in Faribault, Minnesota. The Company made payments of approximately $22,975 on the acquisition date and $635 in September 2017 to true-up working capital, amounting to approximately $16,161 to the former shareholders, adjustments for working capital acquired of $5,065, and $2,384 to IFP’s lenders to pay off all IFP bank debt. The acquisition of IFP expands the Company’s Human Nutrition & Health segment’s processing technology and market reach, while bringing innovative and value-added systems to food, beverage, and nutrition customers.

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

The Company is indemnified for tax liabilities incurred prior to the acquisition date. Indemnified tax liabilities will create an indemnification asset (receivable). At this time, an indemnification asset (receivable) balance has not been established.

Transaction and integration related costs included in general and administrative expenses for the three months ended March 31, 2018 are $576.

The Company has elected not to show pro forma information as this acquisition was immaterial to the overall financial results of the Company.

NOTE 3 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company’s results for the three months ended March 31, 2018 and 2017 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended March 31,
	2018	2017
Cost of sales	$245	$311
Operating expenses	1,548	1,530
Net earnings	(1,378)	(1,167)

As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2018, the plans had 1,372,804 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2018 and 2017 is summarized below:

For the three months ended March 31, 2018	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2017	946	$55.44	$24,714
Granted	148	74.57
Exercised	(39)	32.83
Forfeited	(1)	73.49
Cancelled	(1)	25.39
Outstanding as of March 31, 2018	1,053	$58.98	$24,680	6.6
Exercisable as of March 31, 2018	637	$48.54	$21,306	5.3

For the three months ended March 31, 2017	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2016	1,066	$45.32	$41,161
Granted	216	85.38
Exercised	(108)	36.57
Forfeited	(7)	57.20
Cancelled	(6)	58.42
Outstanding as of March 31, 2017	1,161	$53.46	$34,272	6.9
Exercisable as of March 31, 2017	644	$39.62	$27,584	5.1

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.6% and 0.5%; expected volatilities of 27% and 30%; risk-free interest rates of 2.6% and 1.8%; and expected lives of 4.4 and 4.6 years, in each case for the three months ended March 31, 2018 and 2017, respectively.

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

Other information pertaining to option activity during the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Weighted-average fair value of options granted	$18.62	$23.27
Total intrinsic value of stock options exercised ($000s)	$1,825	$5,221

Non-vested restricted stock activity for the three months ended March 31, 2018 and 2017 is summarized below:

Three months ended March 31, 2018	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2017	66	$65.66
Granted	36	74.57
Vested	(6)	50.32
Forfeited	-	-
Non-vested balance as of March 31, 2018	96	$70.10

Three months ended March 31, 2017	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2016	102	$54.18
Granted	9	85.40
Vested	(14)	40.98
Forfeited	-	-
Non-vested balance as of March 31, 2017	97	$59.12

Non-vested performance share activity for the three months ended March 31, 2018 and 2017 is summarized below:

Three months ended March 31, 2018	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2017	39	$72.62
Granted	32	71.27
Vested	(15)	58.78
Forfeited	-	-
Non-vested balance as of March 31, 2018	56	$75.47

Three months ended March 31, 2017	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2016	34	$61.06
Granted	15	93.85
Vested	-	-
Forfeited	-	-
Non-vested balance as of March 31, 2017	49	$71.34

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an (1) EBITDA performance  hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and (2) relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 2.4% and 1.5%; dividend yields of 0.5% and 0.6%; volatilities of 27% and 32%; and initial TSR’s of -10.5% and 8.2%, in each case for the three months ended March 31, 2018 and 2017, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of March 31, 2018 and 2017, there was $13,487 and $13,329, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2018, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2018 will be approximately $6,600.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,184,471 shares have been purchased, of which no shares remained in treasury at March 31, 2018. During the three months ended March 31, 2018 and 2017, a total of 10,454 and 7,175 shares, respectively, have been purchased at an average cost of $75.04 and $85.18 per share, respectively. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES

Inventories at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$23,173	$20,520
Work in progress	4,539	6,308
Finished goods	38,558	33,868
Total inventories	$66,270	$60,696

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018	December 31, 2017
Land	$6,563	$7,262
Building	64,647	63,224
Equipment	205,101	201,341
Construction in progress	12,394	13,860
	288,705	285,687
Less: accumulated depreciation	100,770	95,894
Property, plant and equipment, net	$187,935	$189,793

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $441,361 as of March 31, 2018 and December 31, 2017, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Identifiable intangible assets with finite lives at March 31, 2018 and December 31, 2017 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 3/31/18	Accumulated Amortization at 3/31/18	Gross Carrying Amount at 12/31/17	Accumulated Amortization at 12/31/17
Customer relationships & lists	10	$190,097	$109,798	$190,061	$105,573
Trademarks & trade names	5-17	40,630	13,939	40,630	12,895
Developed technology	5	13,338	6,603	13,338	5,936
Other	3-18	13,590	5,370	13,466	5,018
		$257,655	$135,710	$257,495	$129,422

Amortization of identifiable intangible assets was approximately $6,193 for the three months ended March 31, 2018. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the remainder of 2018 is approximately $18,552, approximately $22,639 for 2019, $20,601 for 2020, $17,394 for 2021, $15,825 for 2022 and $14,505 for 2023. At March 31, 2018, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2018.

NOTE 7 – EQUITY-METHOD INVESTMENT

In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and expansion will be funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support.  Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as we do not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $139 and $134 for the three months ended March 31, 2018 and 2017, respectively, relating to its portion of the joint venture’s expenses in other expense. The carrying value of the joint venture at March 31, 2018 and December 31, 2017 is $4,665 and $4,804, respectively, and is recorded in other assets.

NOTE 8 – LONG-TERM DEBT

On May 7, 2014, the Company and a bank syndicate entered into a loan agreement providing for a senior secured term loan of $350,000 and revolving loan of $100,000 (collectively referred to as the “loans”). On June 1, 2017, $20,000 of the revolving loan was used to fund the Innovative Food Processors, Inc. acquisition (see Note 2). At March 31, 2018, the Company had a total of $210,750 of debt outstanding. The term loan is payable in quarterly installments of $8,750 which commenced on September 30, 2014, with the outstanding principal due on the maturity date. The Company may draw on the revolving loan at its discretion and the revolving loan does not have installments and all outstanding amounts are due on the maturity date. The loans may be voluntarily prepaid in whole or in part without premium or penalty and have a maturity date of May 7, 2019. The loans are subject to an interest rate equal to LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement, and the interest rate was 3.38% at March 31, 2018. The Company has $100,000 of undrawn revolving loan at March 31, 2018 that is subject to a commitment fee, which is based on the Company’s consolidated leverage ratio as defined in the loan agreement. The loan agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated fixed charge coverage ratio to exceed a certain minimum ratio. At March 31, 2018, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the Company.

The following table summarizes the future minimum debt payments:

Year	Term loan	Total
April 1, 2018 to December 31, 2018	$26,250	$26,250
2019	184,500	184,500
Future principal payments	210,750	210,750
Less unamortized debt financing costs	427	427
Less current portion of long-term debt	35,000	35,000
Total long-term debt	$175,323	$175,323

Costs associated with the issuance of debt instruments are capitalized and amortized over the terms of the respective financing arrangements using the effective interest method. If debt is retired early, the related unamortized costs are expensed in the period the debt is retired. Capitalized costs net of accumulated amortization total $427 at March 31, 2018 and are shown net against outstanding principal on the accompanying balance sheet. Amortization expense pertaining to these costs totaled $109 and $124 for the three months ended March 31, 2018 and 2017, respectively, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

NOTE 9 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended March 31, 2018	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$19,346	31,985,332	$.60

Effect of dilutive securities – stock options, restricted stock, and performance shares		342,001

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$19,346	32,327,333	$.60

Three months ended March 31, 2017	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$15,518	31,706,205	$.49

Effect of dilutive securities – stock options, restricted stock, and performance shares		483,415

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$15,518	32,189,620	$.48

The Company had stock options covering 347,211 and 217,860 shares at March 31, 2018 and 2017, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2018 and 2017, was 23.2% and 25.1%, respectively. The decrease in effective tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is primarily attributed to the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) that reduced the U.S. corporate tax rate from 35% to 21%. This was partially offset by lower excess tax benefits from stock based compensation related to the adoption of ASU 2016-09 in the first quarter of 2017.

In December 2017, the Tax Reform Act was signed into law making significant changes to the Internal Revenue Code.  Changes included, but are not limited to, a corporate tax rate decrease from 35% to 21 % effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (‘SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  As of March 31, 2018, additional work is still necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities, and its historical foreign earnings as well as potential correlative adjustments.  The provisional amounts are subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the Tax Reform Act.

SAB 118 also provided additional guidance to address the accounting for the effects of the Tax Reform Act provisions related to the taxation of Global Intangible Low-Taxed Income (“GILTI”).  The guidance provided that companies should make an accounting policy election to recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or to include the tax expense in the year it is incurred.  We have not completed our analysis of the effects of GILTI provisions and will further consider the accounting policy election within the measurement period as provided for under SAB 118.

The Tax Reform Act also changed the individuals whose compensation is subject to a $1 million cap on deductibility under Section 162(m) and includes performance-based compensation such as stock options and stock appreciation rights in the calculation.  The provision generally applies to taxable years beginning after December 31, 2017 and provides a transition for compensation paid pursuant to a written binding contract that is in effect on November 2, 2017.  The Company will need to review carefully the terms of its compensation plans and agreements to assess whether such plans and agreements are considered to be written binding contracts in effect on November 2, 2017.  Due to the complexity of applying this new provision, the Company has not yet completed its analysis of these new provisions and will finalize its analysis during the measurement period provided under SAB 118.

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

The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2018, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2013. As of March 31, 2018 and December 31, 2017, the Company had approximately $5,072 and $4,781, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2018 and December 31, 2017 was approximately $1,976 and $1,882, respectively, and is included in other long-term obligations.

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

Business Segment Assets:
	March 31, 2018	December 31, 2017
Human Nutrition & Health	$720,931	$719,010
Animal Nutrition & Health	115,399	118,418
Specialty Products	63,527	63,141
Industrial Products	21,751	18,471
Other Unallocated	46,381	44,596
Total	$967,989	$963,636

Depreciation/Amortization:
	Three Months Ended March 31,
	2018	2017
Human Nutrition & Health	$8,532	$8,115
Animal Nutrition & Health	1,305	1,889
Specialty Products	1,010	1,016
Industrial Products	171	189
Total	$11,018	$11,209

Capital Expenditures:
	Three Months Ended March 31,
	2018	2017
Human Nutrition & Health	$2,079	$1,755
Animal Nutrition & Health	830	792
Specialty Products	582	216
Industrial Products	244	171
Total	$3,735	$2,934

Business Segment Net Sales:
	Three Months Ended March 31,
	2018	2017
Human Nutrition & Health	$83,063	$73,127
Animal Nutrition & Health	46,141	38,078
Specialty Products	17,740	18,790
Industrial Products	14,466	7,733
Total	$161,410	$137,728

Business Segment Earnings Before Income Taxes:
	Three Months Ended March 31,
	2018	2017
Human Nutrition & Health	$13,003	$10,196
Animal Nutrition & Health	7,484	5,376
Specialty Products	5,135	6,463
Industrial Products	2,479	722
Transaction costs, integration costs, and legal settlement	(689)	(54)
Interest and other expense	(2,235)	(1,993)
Total	$25,177	$20,710

Transaction and integration costs were primarily related to the aforementioned definitive agreements (see Note 2).

NOTE 12 – REVENUE

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were in progress as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. The impact to revenues as a result of applying Topic 606 was an increase of $458 for the three months ended March 31, 2018.

Revenue Recognition

Revenues are recognized when control of the promised goods is transferred to our customers, in an amount that reflects the consideration we expect to realize in exchange for those goods.

The following table presents our revenues disaggregated by revenue source (in thousands, unaudited). Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31,
	2018	2017
Product Sales	$148,782	$124,623
Co-manufacturing	8,839	10,099
Bill and Hold	1,289	983
Consignment	1,045	643
Product Sales Revenue	159,955	136,348
Royalty Revenue	1,455	1,380
Total Revenue	$161,410	$137,728

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	Three Months Ended March 31,
	2018	2017
Domestic Revenue	$120,668	$106,300
Foreign Revenue	40,742	31,428
Total Revenue	$161,410	$137,728

Product Sales Revenues

Balchem’s primary operation is the manufacturing and sale of health and wellness ingredient products, in which Balchem receives an order from a customer and fulfills that order. Balchem’s product sales have three sub-streams of revenue: co-manufacturing, bill and hold, and consignment.

Royalty Revenues

Royalty revenue consists of agreements with customers to use Balchem’s intellectual property in exchange for a sales based royalty. Royalty revenue is recorded as part of the Human Nutrition & Health segment.

Contract Liabilities

We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which are refundable.

Our payment terms vary by the type and location of our customer and the products offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products are delivered to the customer.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling and marketing expenses.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for products shipped.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2018 and 2017 for income taxes and interest is as follows:

	Three Months Ended March 31,
	2018	2017
Income taxes	$-	$195
Interest	$1,763	$1,676

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2018	2017
Net foreign currency translation adjustment	$1,363	$541
Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost (credit)	18	19
Amortization of gain	(1)	(4)
Total before tax	17	15
Tax	(4)	(5)
Net of tax	13	10

Total other comprehensive income	$1,376	$551

Accumulated other comprehensive loss at March 31, 2018 and December 31, 2017 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2017	$(1,303)	$(339)	$(1,642)
Other comprehensive income	1,363	13	1,376
Balance March 31, 2018	$60	$(326)	$(266)

NOTE 15 – EMPLOYEE BENEFIT PLAN

The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that under a collective bargaining agreement covers eligible retired employees of the Verona facility and a plan for Named Executive Officers.

Net periodic benefit costs for such retirement medical plan were as follows:

	Three Months Ended March 31,
	2018	2017
Service cost	$19	$17
Interest cost	11	12
Amortization of prior service cost	18	19
Amortization of gain	(1)	(4)
Net periodic benefit cost	$47	$44

The amount recorded for these obligations on the Company’s balance sheet as of March 31, 2018 and December 31, 2017 is $1,603 and $1,573, respectively, and is included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Rent expense charged to operations under lease agreements for the three months ended March 31, 2018 and 2017 aggregated approximately $786 and $792, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at March 31, 2018 are as follows:

Year
April 1, 2018 to December 31, 2018	$1,994
2019	2,177
2020	1,845
2021	1,663
2022	1,345
2023	1,332
Thereafter	4,665
Total minimum lease payments	$15,021

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

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2018 and December 31, 2017 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at March 31, 2018 and December 31, 2017 includes $784 and $782 in money market funds, respectively. The money market funds are valued using level one, as defined by ASC 820, “Fair Value Measurement.”

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company provides services on a contractual agreement to St. Gabriel CC Company, LLC. These services include accounting, information technology, quality control, and purchasing services, as well as operation of the St. Gabriel CC Company, LLC plant. The Company also sells raw materials to St. Gabriel CC Company, LLC. In return, St. Gabriel CC Company, LLC provides choline chloride finished goods. The services the Company provided amounted to $927 and $878, respectively, for the three months ended March 31, 2018 and 2017. The raw materials sold amounted to $7,278 and $4,348, respectively, for the three months ended March 31, 2018 and 2017. These services and raw materials are primarily recorded, net of the finished goods received from St. Gabriel CC Company, LLC of $6,036 and $4,685, respectively for the three months ended March 31, 2018 and 2017, in cost of goods sold. At March 31, 2018, the Company had a receivable of $3,313, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and a payable of $2,228 for finished goods received recorded in accrued expenses. In addition, the Company had a receivable in the amount of $8 related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

Overview

We develop, manufacture, distribute and market specialty performance ingredients and products for the food, nutritional, pharmaceutical, animal health, plant, industrial and medical device sterilization industries.

Acquisition of Chol-Mix Kft

On March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase certain assets of Chol-Mix Kft (“Chol-Mix), a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1,500. As of March 31, 2018, approximately €1,150, translated to approximately $1,230, has been paid to Chol-Mix Kft with the remaining balance of approximately €350, translated to approximately $431, due at the end of a related manufacturing agreement. The acquisition of Chol-Mix’s assets will provide our Animal Nutrition & Health segment with additional dry choline chloride capacity in Europe, geographical expansion opportunities in Eastern Europe, and technical knowledge supporting the application of liquids on carriers.

Acquisition of Innovative Food Processors, Inc.

On June 1, 2017, the Company acquired 100 percent of the outstanding common shares of  Innovative Food Processors, Inc. (“IFP”), a privately held manufacturer of agglomerated and microencapsulated food and nutrition ingredients, headquartered in Faribault, Minnesota. The Company made payments of approximately $22,975 on the acquisition date and subsequently $635 in September 2017 to true-up the opening balance of working capital, amounting to approximately $16,161 to the former shareholders, adjustments for working capital acquired of $5,065, and $2,384 to IFP’s lenders to pay off all IFP bank debt. The acquisition of IFP expands the Company’s Human Nutrition & Health segment’s processing technology and market reach, while bringing innovative and value-added systems to food, beverage, and nutrition customers.

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

The following tables summarize consolidated business segment net sales and earnings from operations for the three months ended March 31, 2018 and 2017:

Business Segment Net Sales:

	Three Months Ended March 31,
	2018	2017
Human Nutrition & Health	$83,063	$73,127
Animal Nutrition & Health	46,141	38,078
Specialty Products	17,740	18,790
Industrial Products	14,466	7,733
Total	$161,410	$137,728

Business Segment Earnings From Operations:

	Three Months Ended March 31,
	2018	2017
Human Nutrition & Health	$13,003	$10,196
Animal Nutrition & Health	7,484	5,376
Specialty Products	5,135	6,463
Industrial Products	2,479	722
Transaction costs, integration costs and legal settlement	(689)	(54)
Total	$27,412	$22,703

RESULTS OF OPERATIONS

Three months ended March 31, 2018 compared to three months ended March 31, 2017.

Net Sales

Net sales for the three months ended March 31, 2018 were $161,410, as compared with $137,728 for the three months ended March 31, 2017, an increase of $23,682 or 17.2%.  Net sales for the Human Nutrition & Health segment were $83,063 for the three months ended March 31, 2018, compared with $73,127 for the three months ended March 31, 2017, an increase of $9,936 or 13.6%.  Sales from Powder Systems were up $9,261 or 38.9% and Encapsulates’ sales were up $2,575 or 34.7%, when compared to the three months ended March 31, 2017, with the acquired IFP business contributing to both product lines’ increases. Net sales for the Animal Nutrition & Health segment were $46,141 for the three months ended March 31, 2018, as compared with $38,078 for the three months ended March 31, 2017, an increase of $8,063 or 21.2%. Global feed grade choline product sales increased by $8,094 or 34.1% primarily due to higher average selling prices and higher volumes. Sales of products targeted for ruminant animal feed markets decreased by $611 or 5.1% from the prior year comparable period. The decline was primarily the result of lower sales volumes of Aminoshure®, due to weakening dairy economics, particularly in international markets as well as increased competition. Net sales for the Specialty Products segment were $17,740 for the three months ended March 31, 2018, as compared with $18,790 for the three months ended March 31, 2017, a decrease of $1,050 or 5.6%. Unfavorable domestic weather patterns led to decreased plant nutrition volumes. Net sales for the Industrial Products segment were $14,466 for the three months ended March 31, 2018 as compared to $7,733 for the three months ended March 31, 2017, an increase of $6,733 or 87.1%.  The increase is principally due higher sales of various choline and choline derivatives used in shale fracking applications.

Gross Margin

For the three months ended March 31, 2018, gross margin increased to $51,459 compared to $44,429 for the three months ended March 31, 2017.  Gross margin as a percentage of sales for the three months ended March 31, 2018 decreased to 31.9% from 32.3% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment increased 0.2% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Gross margin percentage increased for Animal Nutrition & Health by 0.9% primarily due to higher average selling prices of feed grade choline products.  Gross margin percentage for the Specialty Products segment decreased by 1.0% compared to the three month period ended March 31, 2017 due to reduced plant nutrition volumes. Industrial Products gross margin percentage increased by 7.0% from the prior year comparative period, primarily due to an improved cost structure.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 were $24,047 or 14.9% of net sales as compared to $21,726 or 15.8% of net sales for the three months ended March 31, 2017.  The increase was primarily due to the inclusion of IFP expenses of $918, increased research and development spend of $611, certain compensation-related expenses of $1,969, and increased transaction and integration costs of $635, partially offset by insurance proceeds associated with the Clearfield fire of $1,590 and lower amortization of $1,012, when compared to 2017.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended March 31, 2018 were $27,412 as compared to $22,703 for the three months ended March 31, 2017, an increase of $4,709 or 20.7%.  Earnings from operations as a percentage of sales (“operating margin”) for the three months ended March 31, 2018 were 17.0%, increasing from 16.5% for the three months ended March 31, 2017. Earnings from the Human Nutrition & Health segment were $13,003, an increase of $2,807 or 27.5%, primarily due to the aforementioned higher sales. Animal Nutrition & Health segment earnings from operations were $7,484, an increase of $2,108 or 39.2%, primarily the result of higher sales of feed grade choline, partially offset by lower sales of products targeted from ruminant animals. Earnings from operations from the Specialty Products segment were $5,135, a decrease of $1,328, or 20.6%, primarily the result of the aforementioned lower plant nutrition sales volumes. Earnings from operations from the Industrial Products segment of $2,479 for the quarter ended March 31, 2018 increased $1,757 compared to the quarter ended March 31, 2017, primarily due to the aforementioned higher sales volumes.

Other Expenses (Income)

Interest expense for the three months ended March 31, 2018 and 2017 was $1,876 and $1,799, respectively, and is primarily related to the loans entered into on May 7, 2014.  Other expense was $361 for the three months ended March 31, 2018 and $196 for the three months ended March 31, 2017, respectively.

Income Tax Expense

The Company’s effective tax rate for the three months ended March 31, 2018 and 2017, was 23.2% and 25.1%, respectively. The decrease in effective tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is primarily attributed to the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) that reduced the U.S. corporate tax rate from 35% to 21%. This was partially offset by lower excess tax benefits from stock based compensation related to the adoption of ASU 2016-09 in the first quarter of 2017.

In December 2017, the Tax Reform Act was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21 % effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (‘SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  As of March 31, 2018, additional work is still necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities, and its historical foreign earnings as well as potential correlative adjustments.  The provisional amounts are subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the Tax Reform Act.

SAB 118 also provided additional guidance to address the accounting for the effects of the Tax Reform Act provisions related to the taxation of Global Intangible Low-Taxed Income (“GILTI”).  The guidance provided that companies should make an accounting policy election to recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or to include the tax expense in the year it is incurred.  We have not completed our analysis of the effects of GILTI provisions and will further consider the accounting policy election within the measurement period as provided for under SAB 118.

The Tax Reform Act also changed the individuals whose compensation is subject to a $1 million cap on deductibility under Section 162(m) and includes performance-based compensation such as stock options and stock appreciation rights in the calculation.  The provision generally applies to taxable years beginning after December 31, 2017 and provides a transition for compensation paid pursuant to a written binding contract that is in effect on November 2, 2017.  The Company will need to review carefully the terms of its compensation plans and agreements to assess whether such plans and agreements are considered to be written binding contracts in effect on November 2, 2017.  Due to the complexity of applying this new provision, the Company has not yet completed its analysis of these new provisions and will finalize its analysis during the measurement period provided under SAB 118.

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended March 31, 2018 were $19,346 as compared with $15,518 for the three months ended March 31, 2017, an increase of $3,828 or 24.7%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

During the three months ended March 31, 2018, there were no other material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents increased to $42,679 at March 31, 2018 from $40,416 at December 31, 2017. At March 31, 2018, the Company had $30,757 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our U.S. operations, we could be required to pay additional taxes to repatriate these funds.  Working capital was $113,693 at March 31, 2018 as compared to $90,940 at December 31, 2017, an increase of $22,753.

Operating Activities

Cash flows from operating activities provided $25,479 for the three months ended March 31, 2018 as compared to $22,802 for the three months ended March 31, 2017.  The increase in cash flows from operating activities was primarily due to the aforementioned increase in earnings.

Investing Activities

As previously noted, on March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase the assets of Chol-Mix Kft, a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1.5 million. As of March 31, 2018, approximately €1,150, translated to approximately $1,230, has been paid to Chol-Mix Kft with the remaining balance of approximately €350, translated to approximately $431, due at the end of a related manufacturing agreement.

The Company continues to invest in projects across all production facilities, capital expenditures were $3,735 and $2,934 for the three months ended March 31, 2018 and 2017, respectively.

Financing Activities

The Company made debt payments of $8,750 during 2018 and 2017 related to the senior secured term loan. In addition, the Company made net debt payments of $3,000 related to the revolving loan in 2017 and has $100,000 available under a revolving loan agreement as of March 31, 2018.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,184,471 shares have been purchased, none of which remained in treasury at March 31, 2018.  The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $1,261 and $3,969 for the three months ended March 31, 2018 and 2017, respectively.  Dividend payments were $13,421 and $12,069 for the three months ended March 31, 2018 and 2017, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of two retirement medical plans.  The liability recorded in other long-term liabilities on the consolidated balance sheet as of March 31, 2018 is $1,603 and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year.

Critical Accounting Policies

Beginning January 1, 2018, we implemented ASC 606, “Revenue from Contracts with Customers.” Although the new revenue standard had an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption of the standard on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

Related Party Transactions

The Company was engaged in related party transactions with St. Gabriel CC Company, LLC during the three months ended March 31, 2018. See Note 18.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of March 31, 2018, the Company’s borrowings were under a bank term loan and revolving loan bearing interest at LIBOR or a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated leverage ratio, as defined in the loan agreement. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at March 31, 2018, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $2,108. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

 (b)  Changes in Internal Controls

Beginning January 1, 2018, we implemented ASC 606, “Revenue from Contracts with Customers.” Although the new revenue standard had an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption of the standard on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

Part II.	Other Information

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2C.	Issuer Purchase of Equity Securities

The following table summarizes the share repurchase activity for the three months ended March 31, 2018:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Progams
January 1 – 31, 2018	-	$-	-	$121,099,000
February 1 – 28, 2018	10,454	$75.04	10,454	$120,303,000
March 1 – 31, 2018	-	$-	-	$120,303,000
	10,454		10,454

(1) The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,184,471 shares have been purchased, of which no shares remained in treasury at March 31, 2018. There is no expiration for this program.

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

Date: May 4, 2018

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