Form 10-Q
period 2018-06-30
BALCHEM CORP
filed 2018-08-03
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2018
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of July 27, 2018 the registrant had 32,211,486 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

 BALCHEM CORPORATION
 Condensed Consolidated Balance Sheets
 (Dollars in thousands, except share and per share data)

Assets	June 30, 2018 (unaudited)	December 31, 2017
Current assets:
Cash and cash equivalents	$62,476	$40,416
Accounts receivable, net of allowance for doubtful accounts of $507 and $431 at June 30, 2018 and December 31, 2017, respectively	98,595	91,226
Inventories	70,071	60,696
Prepaid expenses	4,923	4,774
Prepaid income taxes	2,600	-
Assets held for sale	237	-
Other current assets	2,235	2,224
Total current assets	241,137	199,336

Property, plant and equipment, net	184,767	189,793

Goodwill	441,554	441,361
Intangible assets with finite lives, net	115,873	128,073
Other assets	6,136	5,073
Total assets	$989,467	$963,636

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$30,079	$28,451
Accrued expenses	21,206	22,930
Accrued compensation and other benefits	9,308	8,531
Dividends payable	39	13,484
Current portion of long-term debt	-	35,000
Total current liabilities	60,632	108,396

Revolving loan	210,750	-
Long-term debt	-	183,964
Deferred income taxes	48,547	48,548
Other long-term obligations	6,318	5,847
Total liabilities	326,247	346,755

Commitments and contingencies (note 16)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 120,000,000 shares; 32,213,094 shares issued and 32,208,686 outstanding at June 30, 2018 and 32,019,605 shares issued and outstanding at December 31, 2017	2,148	2,135
Additional paid-in capital	161,005	151,749
Retained earnings	503,665	464,639
Accumulated other comprehensive loss	(3,161)	(1,642)
Treasury stock, at cost: 4,408 and 0 shares at June 30, 2018 and December 31, 2017, respectively	(437)	-
Total stockholders' equity	663,220	616,881

Total liabilities and stockholders' equity	$989,467	$963,636

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
 (Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$163,687	$147,082	$325,097	$284,810

Cost of sales	110,221	100,321	220,172	193,620

Gross margin	53,466	46,761	104,925	91,190

Operating expenses:
Selling expenses	14,495	13,569	28,554	27,281
Research and development expenses	3,230	2,280	5,799	4,095
General and administrative expenses	8,122	6,081	15,541	12,280
	25,847	21,930	49,894	43,656

Earnings from operations	27,619	24,831	55,031	47,534

Other expenses (income):
Interest income	(3)	(2)	(5)	(3)
Interest expense	2,268	1,891	4,144	3,690
Other, net	293	382	654	578

Earnings before income tax expense	25,061	22,560	50,238	43,269

Income tax expense	5,382	6,024	11,213	11,216

Net earnings	$19,679	$16,536	$39,025	$32,053

Net earnings per common share - basic	$0.61	$0.52	$1.22	$1.01

Net earnings per common share - diluted	$0.61	$0.51	$1.21	$1.00

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net earnings	$19,679	$16,536	$39,025	$32,053

Other comprehensive income, net of tax:

Net foreign currency translation adjustment	(2,911)	2,697	(1,548)	3,238

Net change in postretirement benefit plans, net of taxes of $(0) and $(4) for the three months ended June 30, 2018 and 2017, and $(4) and $(9) for the six months ended June 30, 2018 and 2017.	16	11	29	21

Other comprehensive (loss)/income	(2,895)	2,708	(1,519)	3,259

Comprehensive income	$16,784	$19,244	$37,506	$35,312

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net earnings	$39,025	$32,053

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,426	22,083
Stock compensation expense	3,459	2,885
Deferred income taxes	(179)	(11)
Provision for doubtful accounts	(50)	170
Foreign currency transaction (gain)/loss	(137)	218
Asset impairment charge	979	-
(Gain)/loss on disposal of assets	(551)	188
Changes in assets and liabilities
Accounts receivable	(7,560)	1,917
Inventories	(9,565)	(1,990)
Prepaid expenses and other current assets	(724)	(1,732)
Accounts payable and accrued expenses	754	(7,575)
Income taxes	(1,958)	(2,628)
Other	777	114
Net cash provided by operating activities	46,696	45,692

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(16,759)
Capital expenditures	(7,700)	(10,819)
Proceeds from insurance	1,590	2,000
Proceeds from sale of assets	576	-
Intangible assets acquired	(296)	(330)
Net cash used in investing activities	(5,830)	(25,908)

Cash flows from financing activities:
Proceeds from revolving loan	210,750	22,000
Principal payments on revolving loan	-	(9,500)
Principal payments on long-term debt	(219,500)	(17,500)
Principal payment on acquired debt	-	(2,384)
Cash paid for financing costs	(1,123)	-
Proceeds from stock options exercised	6,578	4,893
Dividends paid	(13,428)	(12,069)
Purchase of treasury stock	(1,223)	(1,741)
Net cash used in financing activities	(17,946)	(16,301)

Effect of exchange rate changes on cash	(860)	1,473

Increase in cash and cash equivalents	22,060	4,956

Cash and cash equivalents beginning of period	40,416	38,643
Cash and cash equivalents end of period	$62,476	$43,599

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

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results expected for the full year or any interim period.

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

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs as opposed to when the asset is transferred to an outside party as required under current U.S. GAAP. The standard does not apply to intra-entity transfers of inventory, which will continue to follow current U.S. GAAP. The guidance is effective for annual and interim periods beginning after December 15, 2017.  The Company adopted ASU 2016-16 on January 1, 2018 utilizing the modified retrospective method.  There was no impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which clarifies the income tax accounting implications of the Tax Cuts and Jobs Act. The guidance is effective immediately.  The Company is currently assessing the impact of the standard on the consolidated financial statements.

NOTE 2—ACQUISITIONS

Acquisition of Chol-Mix Kft

On March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase certain assets of Chol-Mix Kft (“Chol-Mix), a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1,500. As of June 30, 2018, approximately €1,150, translated to approximately $1,230, has been paid to Chol-Mix Kft with the remaining balance of approximately €350, translated to approximately $409, due at the end of a related manufacturing agreement. The acquisition of Chol-Mix’s assets provides our Animal Nutrition & Health segment with additional dry choline chloride capacity in Europe, geographical expansion opportunities in Eastern Europe, and technical knowledge supporting the application of liquids on carriers.

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

Management has completed its accounting for the acquisition. As a result, the  fair values of the assets acquired and liabilities assumed have been determined and $1,340 of goodwill has been recorded.

The following table summarizes the fair values of the assets acquired and liabilities assumed.

Cash and cash equivalents	$5,065
Accounts receivable	2,860
Inventories	2,537
Prepaid expenses	186

Property, plant and equipment	12,219
Customer relationships	2,942
Developed technology	1,078
Trademark & trade name	1,388
Covenant not to compete	126
Goodwill	1,340
Trade accounts payable	(844)
Accrued expenses	(1,416)
Bank debt	(2,384)
Deferred income taxes	(3,871)
Amount paid to shareholders	21,226
IFP bank debt paid on purchase date	2,384
Total amount paid	$23,610

The goodwill of $1,340 arising from the IFP Acquisition consists largely of expected synergies, including the combined entities’ experience and technical problem-solving capabilities, and acquired workforce. The goodwill is assigned to the Human Nutrition & Health segment, and is not tax deductible for income tax purposes.

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

Transaction and integration related costs included in general and administrative expenses for the three and six months ended June 30, 2018 are $893 and $1,582, respectively.

The Company has elected not to show pro forma information as this acquisition was immaterial to the overall financial results of the Company.

NOTE 3 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company’s results for the three and six months ended June 30, 2018 and 2017 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended June 30,
	2018	2017
Cost of sales	$242	$(167)
Operating expenses	1,424	1,210
Net earnings	(1,280)	(663)

	Increase/(Decrease) for the Six Months Ended June 30,
	2018	2017
Cost of sales	$487	$144
Operating expenses	2,972	2,740
Net earnings	(2,657)	(1,830)

As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2018, the plans had 1,372,804 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2018 and 2017 is summarized below:

For the six months ended June 30, 2018	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2017	946	$55.44	$24,714
Granted	148	74.57
Exercised	(152)	43.32
Forfeited	(2)	75.44
Cancelled	(1)	25.39
Outstanding as of June 30, 2018	939	$60.42	$35,409	6.6
Exercisable as of June 30, 2018	534	$49.19	$26,142	5.3

For the six months ended June 30, 2017	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2016	1,066	$45.32	$41,161
Granted	220	85.23
Exercised	(150)	32.54
Forfeited	(39)	70.57
Cancelled	(19)	58.61
Outstanding as of June 30, 2017	1,078	$54.10	$27,001	6.6
Exercisable as of June 30, 2017	603	$40.83	$22,249	4.7

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.6% and 0.5%; expected volatilities of 27% and 30%; risk-free interest rates of 2.6% and 1.8%; and expected lives of 4.4 and 4.6 years, in each case for the six months ended June 30, 2018 and 2017, respectively.

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

Other information pertaining to option activity during the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average fair value of options granted	$-	$20.54	$18.62	$23.21
Total intrinsic value of stock options exercised ($000s)	$5,375	$2,375	$7,200	$7,596

Non-vested restricted stock activity for the six months ended June 30, 2018 and 2017 is summarized below:

Six months ended June 30, 2018	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2017	66	$65.66
Granted	37	75.19
Vested	(17)	57.65
Forfeited	-	-
Non-vested balance as of June 30, 2018	86	$71.40

Six months ended June 30, 2017	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2016	102	$54.18
Granted	9	85.40
Vested	(41)	50.07
Forfeited	(4)	55.45
Non-vested balance as of June 30, 2017	66	$61.05

Non-vested performance share activity for the six months ended June 30, 2018 and 2017 is summarized below:

Six months ended June 30, 2018	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2017	39	$72.62
Granted	32	71.27
Vested	(15)	58.78
Forfeited	-	-
Non-vested balance as of June 30, 2018	56	$75.47

Six months ended June 30, 2017	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2016	34	$61.06
Granted	16	93.85
Vested	-	-
Forfeited	(7)	69.18
Non-vested balance as of June 30, 2017	43	$72.26

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an (1) EBITDA performance  hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and (2) relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 2.4% and 1.5%; dividend yields of 0.5% and 0.6%; volatilities of 27% and 32%; and initial TSR’s of -10.5% and 8.2%, in each case for the six months ended June 30, 2018 and 2017, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of June 30, 2018 and 2017, there was $11,860 and $10,754, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2018, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2018 will be approximately $6,700.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,188,879 shares have been purchased, of which 4,408 shares remained in treasury at June 30, 2018. During the six months ended June 30, 2018 and 2017, a total of 14,862 and 21,099 shares, respectively, have been purchased at an average cost of $82.22 and $82.53 per share, respectively. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES

Inventories at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$25,690	$20,520
Work in progress	3,047	6,308
Finished goods	41,334	33,868
Total inventories	$70,071	$60,696

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018	December 31, 2017
Land	$6,173	$7,262
Building	64,112	63,224
Equipment	205,889	201,341
Construction in progress	12,846	13,860
	289,020	285,687
Less: accumulated depreciation	104,253	95,894
Property, plant and equipment, net	$184,767	$189,793

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $441,554 and $441,361 as of June 30, 2018 and December 31, 2017, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Identifiable intangible assets with finite lives at June 30, 2018 and December 31, 2017 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 6/30/18	Accumulated Amortization at 6/30/18	Gross Carrying Amount at 12/31/17	Accumulated Amortization at 12/31/17
Customer relationships & lists	10	$190,032	$114,007	$190,061	$105,573
Trademarks & trade names	5-17	40,630	14,894	40,630	12,895
Developed technology	5	13,338	7,270	13,338	5,936
Other	3-18	13,749	5,705	13,466	5,018
		$257,749	$141,876	$257,495	$129,422

Amortization of identifiable intangible assets was approximately $12,472 for the six months ended June 30, 2018. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $12,282 for the remainder of 2018, $22,652 for 2019, $20,618 for 2020, $17,411 for 2021, $15,843 for 2022 and $14,522 for 2023. At June 30, 2018, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2018.

NOTE 7 – EQUITY-METHOD INVESTMENT

In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and expansion will be funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support.  Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as we do not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $141 and $136 for the three months ended June 30, 2018 and 2017, respectively, and a loss of $280 and $270 for the six months ended June 30, 2018 and 2017, respectively, relating to its portion of the joint venture’s expenses in other expense. The carrying value of the joint venture at June 30, 2018 and December 31, 2017 is $4,524 and $4,804, respectively, and is recorded in other assets.

NOTE 8 – REVOLVING LOAN

On June 27, 2018, the Company and a bank syndicate entered into a five year senior secured revolving credit agreement (“Credit Agreement”), which replaced the existing credit facility that had provided for a senior secured term loan A of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the new Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan A, which was due May 2019.  There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.  As of June 30, 2018, the balance outstanding amounted to $210,750.

Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 3.228% at June 30, 2018.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.175% at June 30, 2018).  The unused portion of the revolving loan amounted to $289,250 at June 30, 2018.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.

Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method.  Capitalized costs net of accumulated amortization totaled $1,369 at June 30, 2018 and are included in Other assets on the balance sheet.  Capitalized costs net of accumulated amortization totaled $766 at June 30, 2017 and are recorded as a reduction of Long-term debt on the balance sheet.  Amortization expense pertaining to these costs totaled $431, including the write off of $363 of deferred financing costs in connection with the extinguished debt in the second quarter of 2018, and $120 for the three months ended June 30, 2018 and 2017, respectively, and $540 and $244 for the six months ended June 30, 2018 and 2017, respectively, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At June 30, 2018, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the Company.

NOTE 9 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended June 30, 2018	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$19,679	32,077,353	$.61

Effect of dilutive securities – stock options, restricted stock, and performance shares		360,366

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$19,679	32,437,719	$.61

Three months ended June 30, 2017	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$16,536	31,798,773	$.52

Effect of dilutive securities – stock options, restricted stock, and performance shares		403,782

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$16,536	32,202,555	$.51

Six months ended June 30, 2018	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$39,025	32,031,342	$1.22

Effect of dilutive securities – stock options, restricted stock, and performance shares		346,324

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$39,025	32,377,666	$1.21

Six months ended June 30, 2017	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$32,053	31,752,489	$1.01

Effect of dilutive securities – stock options, restricted stock, and performance shares		442,563

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$32,053	32,195,052	$1.00

The Company had stock options covering 190,590 and 230,108 shares at June 30, 2018 and 2017, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 – INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2018 and 2017, was 21.5% and 26.7%, respectively and 22.3% and 25.9%, respectively, for the six months ended June 30, 2018 and 2017.  The decrease in effective tax rate for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 is primarily attributed to the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) that reduced the U.S. corporate tax rate from 35% to 21%.  This was partially offset by higher state income taxes.

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

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), clarifies the income tax accounting implications of the Tax Reform Act.  Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  As of June 30, 2018, additional work is still necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities, and its historical foreign earnings as well as potential correlative adjustments.  The provisional amounts are subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the Tax Reform Act.

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

The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2018, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2013. As of June 30, 2018 and December 31, 2017, the Company had approximately $5,285 and $4,781, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2018 and December 31, 2017 was approximately $1,931 and $1,882, respectively, and is included in other long-term obligations.

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

Business Segment Assets:
	June 30, 2018	December 31, 2017
Human Nutrition & Health	$718,103	$719,010
Animal Nutrition & Health	111,240	118,418
Specialty Products	60,375	63,141
Industrial Products	28,571	18,471
Other Unallocated	71,178	44,596
Total	$989,467	$963,636

Depreciation/Amortization:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Human Nutrition & Health	8,384	8,196	16,916	16,311
Animal Nutrition & Health	$1,294	$1,145	$2,599	$3,034
Specialty Products	1,010	1,023	2,020	2,039
Industrial Products	180	264	351	453
Total	$10,868	$10,628	$21,886	$21,837

Capital Expenditures:
	Six Months Ended June 30,
	2018	2017
Human Nutrition & Health	$4,091	$8,594
Animal Nutrition & Health	1,763	1,403
Specialty Products	1,202	411
Industrial Products	644	411
Total	$7,700	$10,819

Business Segment Net Sales:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Human Nutrition & Health	85,013	78,031	168,076	151,158
Animal Nutrition & Health	$42,036	$37,048	$88,177	$75,126
Specialty Products	22,864	20,759	40,604	39,549
Industrial Products	13,774	11,244	28,240	18,977
Total	$163,687	$147,082	$325,097	$284,810

Business Segment Earnings Before Income Taxes:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Human Nutrition & Health	$10,066	$11,320	$23,069	$21,516
Animal Nutrition & Health	7,113	3,689	14,597	9,065
Specialty Products	8,679	8,055	13,814	14,518
Industrial Products	2,654	1,579	5,133	2,301
Transaction and integration costs	(893)	(1,899)	(1,582)	(1,953)
Indemnification settlement	-	2,087	-	2,087
Interest and other income (expense)	(2,558)	(2,271)	(4,793)	(4,265)
Total	$25,061	$22,560	$50,238	$43,269

Transaction and integration costs were primarily related to the aforementioned definitive agreements (see Note 2).

NOTE 12 – REVENUE

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were in progress as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. The impact to revenues as a result of applying Topic 606 was a decrease of $108 and an increase of $351 for the three and six months ended June 30, 2018, respectively.

Revenue Recognition

Revenues are recognized when control of the promised goods is transferred to our customers, in an amount that reflects the consideration we expect to realize in exchange for those goods.

The following table presents our revenues disaggregated by revenue source (in thousands, unaudited). Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product Sales	$149,052	$133,149	$297,834	$257,772
Co-manufacturing	11,830	11,210	20,669	21,309
Bill and Hold	1,555	1,401	2,844	2,384
Consignment	333	594	1,378	1,237
Product Sales Revenue	162,770	146,354	322,725	282,702
Royalty Revenue	917	728	2,372	2,108
Total Revenue	$163,687	$147,082	$325,097	$284,810

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Domestic Revenue	$125,019	$113,227	$245,687	$219,527
Foreign Revenue	38,668	33,855	79,410	65,283
Total Revenue	$163,687	$147,082	$325,097	$284,810

Product Sales Revenues

Balchem’s primary operation is the manufacturing and sale of health and wellness ingredient products, in which Balchem receives an order from a customer and fulfills that order. Balchem’s product sales have four sub-streams of revenue: product sales, co-manufacturing, bill and hold, and consignment.

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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2018 and 2017 for income taxes and interest is as follows:

	Six Months Ended June 30,
	2018	2017
Income taxes	$12,830	$14,508
Interest	$3,576	$3,436

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended June 30,
	2018	2017
Net foreign currency translation adjustment	$(2,911)	$2,697
Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	17	19
Amortization of gain	(1)	(4)
Total before tax	16	15
Tax	-	(4)
Net of tax	16	11

Total other comprehensive (loss)/income	$(2,895)	$2,708

	Six Months Ended June 30,
	2018	2017
Net foreign currency translation adjustment	$(1,548)	$3,238
Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	35	38
Amortization of gain	(2)	(8)
Total before tax	33	30
Tax	(4)	(9)
Net of tax	29	21

Total other comprehensive (loss)/income	$(1,519)	$3,259

Accumulated other comprehensive loss at June 30, 2018 and December 31, 2017 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2017	$(1,303)	$(339)	$(1,642)
Other comprehensive loss	(1,548)	29	(1,519)
Balance June 30, 2018	$(2,851)	$(310)	$(3,161)

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that under a collective bargaining agreement covers eligible retired employees of the Verona facility and a plan for Named Executive Officers.

Net periodic benefit costs for such retirement medical plan were as follows:

	Six Months Ended June 30,
	2018	2017
Service cost	$39	$34
Interest cost	22	23
Amortization of prior service cost	35	38
Amortization of gain	(2)	(8)
Net periodic benefit cost	$94	$87

The amount recorded for these obligations on the Company’s balance sheet as of June 30, 2018 and December 31, 2017 is $1,634 and $1,573, respectively, and is included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  As of June 30, 2018, no deferred compensation elections had yet been made and there was no deferred compensation liability.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Rent expense charged to operations under lease agreements for the six months ended June 30, 2018 and 2017 aggregated approximately $1,655 and $1,613, respectively. Aggregate future minimum rental payments required under all non-cancelable operating leases at June 30, 2018 are as follows:

Year
July 1, 2018 to December 31, 2018	$1,555
2019	3,156
2020	2,785
2021	2,342
2022	1,611
2023	1,220
Thereafter	4,369
Total minimum lease payments	$17,038

The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources (“MDNR”).

While the Company must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site.

From time to time, the Company is a party to various litigation, claims and assessments.  Management believes that the ultimate outcome of such matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2018 and December 31, 2017 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at June 30, 2018 and December 31, 2017 includes $787 and $782 in money market funds, respectively. The money market funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company provides services on a contractual agreement to St. Gabriel CC Company, LLC. These services include accounting, information technology, quality control, and purchasing services, as well as operation of the St. Gabriel CC Company, LLC plant. The Company also sells raw materials to St. Gabriel CC Company, LLC. In return, St. Gabriel CC Company, LLC provides choline chloride finished goods. The services the Company provided amounted to $1,083 and $844, respectively, for the three months ended June 30, 2018 and 2017 and $2,010 and $1,722, respectively, for the six months ended June 30, 2018 and 2017. The raw materials sold amounted to $8,451 and $5,533, respectively, for the three months ended June 30, 2018 and 2017 and $15,729 and $9,882, respectively, for the six months ended June 30, 2018 and 2017. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $5,588 and $4,498, respectively for the three months ended June 30, 2018 and 2017 and $11,624 and $9,182, respectively, for the six months ended June 30,

2018 and 2017. At June 30, 2018, the Company had a receivable of $2,919, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and a payable of $1,880 for finished goods received recorded in accrued expenses. In addition, the Company had a receivable in the amount of $193 related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables.

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

Acquisition of Chol-Mix Kft

On March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase certain assets of Chol-Mix Kft (“Chol-Mix), a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1,500. As of June 30, 2018, approximately €1,150, translated to approximately $1,230, has been paid to Chol-Mix Kft with the remaining balance of approximately €350, translated to approximately $409, due at the end of a related manufacturing agreement. The acquisition of Chol-Mix’s assets will provide our Animal Nutrition & Health segment with additional dry choline chloride capacity in Europe, geographical expansion opportunities in Eastern Europe, and technical knowledge supporting the application of liquids on carriers.

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

The following tables summarize consolidated business segment net sales and earnings from operations for the three and six months ended June 30, 2018 and 2017:

Business Segment Net Sales:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Human Nutrition & Health	85,013	78,031	168,076	151,158
Animal Nutrition & Health	$42,036	$37,048	$88,177	$75,126
Specialty Products	22,864	20,759	40,604	39,549
Industrial Products	13,774	11,244	28,240	18,977
Total	$163,687	$147,082	$325,097	$284,810

Business Segment Earnings From Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Human Nutrition & Health	$10,066	$11,320	$23,069	$21,516
Animal Nutrition & Health	7,113	3,689	14,597	9,065
Specialty Products	8,679	8,055	13,814	14,518
Industrial Products	2,654	1,579	5,133	2,301
Transaction and integration costs	(893)	(1,899)	(1,582)	(1,953)
Indemnification settlement	-	2,087	-	2,087
Total	$27,619	$24,831	$55,031	$47,534

RESULTS OF OPERATIONS

Three months ended June 30, 2018 compared to three months ended June 30, 2017.

Net Sales

Net sales for the three months ended June 30 were $163,687, as compared with $147,082 for the three months ended June 30, 2017, an increase of $16,605 or 11.3%.  Net sales for the Human Nutrition & Health segment were $85,013 for the three months ended June 30, 2018, compared with $78,031 for the three months ended June 30, 2017, an increase of $6,982 or 9.0%.  Sales from Powder Systems were up $4,543 or 15.7% and Encapsulates’ sales were up $2,325 or 29.6%, when compared to the three months ended June 30, 2017, with the acquired IFP business contributing to both product lines’ increases. Net sales for the Animal Nutrition & Health segment were $42,036 for the three months ended June 30, 2018, as compared with $37,048 for the three months ended June 30, 2017, an increase of $4,988 or 13.5%. Global feed grade choline product sales increased by $5,408 or 22.3% primarily due to higher average selling prices and higher volumes. Sales of products targeted for ruminant animal feed markets decreased by $315 or 3.0% from the prior year comparable period. The decline was primarily the result of lower average selling prices due to mix, partially offset by increased volumes. Net sales for the Specialty Products segment were $22,864 for the three months ended June 30, 2018, as compared with $20,759 for the three months ended June 30, 2017, an increase of $2,105 or 10.1%. The increase was primarily due to increased plant nutrition volumes and higher ethylene oxide volumes for medical device sterilization.  Net sales for the Industrial Products segment were $13,774 for the three months ended June 30, 2018 as compared to $11,244 for the three months ended June 30, 2017, an increase of $2,530 or 22.5%.  The increase is principally due higher sales of various choline and choline derivatives used in shale fracking applications.

Gross Margin

For the three months ended June 30, 2018, gross margin increased to $53,466 compared to $46,761 for the three months ended June 30, 2017, an increase of $6,705 or 14.3%.  Gross margin as a percentage of sales for the three months ended June 30, 2018 increased to 32.7% from 31.8% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment decreased 2.6% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Gross margin percentage increased for Animal Nutrition & Health by 7.5% primarily due to higher average selling prices and increased volumes of feed grade choline products.  Gross margin percentage for the Specialty Products was flat compared to the three month period ended June 30, 2017. Industrial Products gross margin percentage increased by 6.1% from the prior year comparative period, primarily due increased volumes and higher average selling prices.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 were $25,847 or 15.8% of net sales as compared to $21,930 or 14.9% of net sales for the three months ended June 30, 2017.  The increase was primarily due to the prior year including a favorable $2,087 indemnification settlement, increased research and development spend of $950, certain compensation-related expenses of $881, and the inclusion of three months of IFP expenses compared to one month in the prior year comparable period of $319, partially offset by lower transaction and integration costs of $1,006.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended June 30, 2018 were $27,619 as compared to $24,831 for the three months ended June 30, 2017, an increase of $2,788 or 11.2%.  Earnings from operations as a percentage of sales (“operating margin”) for the three months ended June 30, 2018 and 2017 were 16.9%. Earnings from the Human Nutrition & Health segment were $10,066, a decrease of $1,254 or 11.1%, primarily due to the aforementioned decrease in gross margin percentage and increased spending in research and development. Animal Nutrition & Health segment earnings from operations were $7,113, an increase of $3,424 or 92.8%, primarily the result of increased volumes and average selling prices of feed grade choline, partially offset by reduced average selling prices of products targeted for ruminant animals. Earnings from operations from the Specialty Products segment were $8,679, an increase of $624, or 7.8%, primarily the result of increased sales volumes of both plant nutrition and ethylene oxide products. Earnings from operations from the Industrial Products segment of $2,654 for the quarter ended June 30, 2018 increased $1,075 compared to the quarter ended June 30, 2017, primarily due to the aforementioned higher sales volumes.

Other Expenses (Income)

Interest expense for the three months ended June 30, 2018 and 2017 was $2,268 and $1,891, respectively, which is primarily related to the previous credit facility and includes a write-off of $363 of deferred financing costs in connection with the extinguished debt in 2018.   Other expense was $293 for the three months ended June 30, 2018 and $382 for the three months ended June 30, 2017, respectively.

Income Tax Expense

The Company’s effective tax rate for the three months ended June 30, 2018 and 2017, was 21.5% and 26.7%, respectively. The decrease in effective tax rate for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 is primarily attributed to the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”). This was partially offset by higher state income taxes.

In December 2017, the Tax Reform Act was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), clarifies the income tax accounting implications of the Tax Reform Act.  Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  As of June 30, 2018, additional work is still necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities, and its historical foreign earnings as well as potential correlative adjustments.  The provisional amounts are subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the Tax Reform Act.

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

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended June 30, 2018 were $19,679 as compared with $16,536 for the three months ended June 30, 2017, an increase of $3,143 or 19.0%.

Six months ended June 30, 2018 compared to six months ended June 30, 2017.

Net Sales

Net sales for the six months ended June 30, 2018 were $325,097, as compared with $284,810 for the six months ended June 30, 2017, an increase of $40,287 or 14.2%.  Net sales for the Human Nutrition & Health segment were $168,076 for the six months ended June 30, 2018, compared with $151,158 for the six months ended June 30, 2017, an increase of $16,918 or 11.2%.  Sales from Powder Systems were up $13,804 or 26.2% and Encapsulates’ sales were up $4,900 or 32.1%, when compared to the six months ended June 30, 2017, with the acquired IFP business contributing to both product lines’ increases. Net sales for the Animal Nutrition & Health segment were $88,177 for the six months ended June 30, 2018, as compared with $75,126 for the six months ended June 30, 2017, an increase of $13,051 or 17.4%. Global feed grade choline product sales increased by $13,502 or 28.2% primarily due to higher average selling prices and higher volumes. Sales of products targeted for ruminant animal feed markets decreased by $926 or 4.2% from the prior year comparable period. The decline was primarily the result of lower average selling prices primarily due to mix, and weakening dairy economics. Net sales for the Specialty Products segment were $40,604 for the six months ended June 30, 2018, as compared with $39,549 for the six months ended June 30, 2017, an increase of $1,055 or 2.7% primarily due to higher sales of ethylene oxide products for medical device sterilization.  Net sales for the Industrial Products segment were $28,240 for the six months ended June 30, 2018 as compared to $18,977 for the six months ended June 30, 2017, an increase of $9,263 or 48.8%.  The increase is principally due higher sales of various choline and choline derivatives used in shale fracking applications.

Gross Margin

For the six months ended June 30, 2018, gross margin increased to $104,925 compared to $91,190 for the six months ended June 30, 2017, an increase of $13,735 or 15.1%.  Gross margin as a percentage of sales for the six months ended June 30, 2018 increased to 32.3% from 32.0% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment decreased 1.2% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Gross margin percentage increased for Animal Nutrition & Health by 4.1% primarily due to higher average selling prices of feed grade choline products.  Gross margin percentage for the Specialty Products segment decreased by 0.4% compared to the six month period ended June 30, 2017. Industrial Products gross margin percentage increased by 6.3% from the prior year comparative period, primarily due to increased volumes and higher average selling prices.

Operating Expenses

Operating expenses for the six months ended June 30, 2018 were $49,894 or 15.4% of net sales as compared to $43,656 or 15.3% of net sales for the six months ended June 30, 2017.  The six months ended June 30, 2017 included a favorable indemnification settlement of $2,087, which was a primary driver of the increase in operating expenses from the prior year comparable period.   Also contributing to the increase were certain compensation-related expenses of $2,312, increased research and development spend of $1,704, and the inclusion of six months of IFP expenses compared to only one month in the prior year comparable period of $1,237.  These increases were partially offset by insurance proceeds associated with the Clearfield fire of $1,590 and lower amortization of $1,368.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the six months ended June 30, 2018 were $55,031 as compared to $47,534 for the six months ended June 30, 2017, an increase of $7,497 or 15.8%.  Earnings from operations as a percentage of sales (“operating margin”) for the six months ended June 30, 2018 were 16.9%, increasing from 16.7% for the six months ended June 30, 2017. Earnings from the Human Nutrition & Health segment were $23,069, an increase of $1,553 or 7.2%, primarily due to the aforementioned higher sales. Animal Nutrition & Health segment earnings from operations were $14,597, an increase of $5,532 or 61.0%, primarily the result of increased volumes and average selling prices of feed grade choline, partially offset by reduced average selling prices of products targeted for ruminant animals.  Earnings from operations from the Specialty Products segment were $13,814, a decrease of $704, 4.9%, primarily the result of certain increased operating expenses, partially offset by the aforementioned higher sales. Earnings from operations from the Industrial Products segment of $5,133 for the six months ended June 30, 2018 increased $2,832 compared to the six months ended June 30, 2017, primarily due to the aforementioned higher sales volumes.

Other Expenses (Income)

Interest expense for the six months ended June 30, 2018 and 2017 was $4,144 and $3,690, respectively, which is primarily related to the previous credit facility and includes a write-off of $363 of deferred financing costs in connection with the extinguished debt in 2018.  Other expense was $654 for the six months ended June 30, 2018 and $578 for the six months ended June 30, 2017, respectively.

Income Tax Expense

The Company’s effective tax rate for the six months ended June 30, 2018 and 2017 was 22.3% and 25.9%, respectively.  The decrease in effective tax rate for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is primarily attributed to the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”).  This was partially offset by higher state income taxes and lower excess tax benefits from stock based compensation related to the adoption of ASU 2016-09 in the first quarter of 2017.

In December 2017, the Tax Reform Act was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), clarifies the income tax accounting implications of the Tax Reform Act.   Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  As of June 30, 2018, additional work is still necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities, and its historical foreign earnings as well as potential correlative adjustments.  The provisional amounts are subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the Tax Reform Act.

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

Net Earnings

Principally as a result of the above-noted details, net earnings for the six months ended June 30, 2018 were $39,025 as compared with $32,053 for the three months ended June 30, 2017, an increase of $6,972 or 21.8%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

During the six months ended June 30, 2018, there were no other material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents increased to $62,476 at June 30, 2018 from $40,416 at December 31, 2017. At June 30, 2018, the Company had $31,597 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in our foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our U.S. operations, we could be required to pay additional taxes to repatriate these funds.  Working capital was $180,505 at June 30, 2018 as compared to $90,940 at December 31, 2017, an increase of $89,565.

Operating Activities

Cash flows from operating activities provided $46,696 for the six months ended June 30, 2018 as compared to $45,692 for the six months ended June 30, 2017.  The increase in cash flows from operating activities was primarily due to the aforementioned increase in earnings and was partially offset by working capital changes.

Investing Activities

As previously noted, on March 24, 2017, the Company, through its European subsidiary Balchem Italia SRL, entered into an agreement to purchase the assets of Chol-Mix Kft, a privately held manufacturer of dry choline chloride, with knowledge and technical know-how supporting the application of liquids on carriers, located in Hungary, for a purchase price of €1.5 million. As of June 30, 2018, approximately €1,150, translated to approximately $1,230, has been paid to Chol-Mix Kft with the remaining balance of approximately €350, translated to approximately $409, due at the end of a related manufacturing agreement, which is anticipated to end December 31, 2018.

The Company continues to invest in projects across all production facilities and capital expenditures were $7,700 and $10,819 for the six months ended June 30, 2018 and 2017, respectively.

Financing Activities

On June 27, 2018, the Company and a bank syndicate entered into a five year senior secured revolving credit agreement (“Credit Agreement”), which replaced the existing credit facility that had provided for a senior secured term loan A of $350,000 and a revolving loan of $100,000.  The initial proceeds from the new credit agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan A, which was due May 2019.

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,188,879 shares have been purchased, of which 4,408 remained in treasury at June 30, 2018.  The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $6,578 and $4,893 for the six months ended June 30, 2018 and 2017, respectively.  Dividend payments were $13,428 and $12,069 for the six months ended June 30, 2018 and 2017, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of two retirement medical plans, as discussed in Note 15 – Employee Benefit Plans.  The liability recorded in other long-term liabilities on the consolidated balance sheet as of June 30, 2018 and December 31, 2017 is $1,634 and $1,573, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year.

On June 1, 2018 the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  As of June 30, 2018, no deferred compensation elections had yet been made and there was no deferred compensation liability.

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

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended

June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption of the standard on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

Related Party Transactions

The Company was engaged in related party transactions with St. Gabriel CC Company, LLC during the three and six months ended June 30, 2018. See Note 18.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of June 30, 2018, the Company’s borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the loan agreement. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at June 30, 2018, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $2,108. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Beginning January 1, 2018, we implemented ASC 606, “Revenue from Contracts with Customers.” This implementation included changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2C.	Issuer Purchase of Equity Securities

The following table summarizes the share repurchase activity for the three months ended June 30, 2018:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2018	-	$-	-	$156,660,470
May 1 – 31, 2018	-	$-	-	$156,660,470
June 1 – 30, 2018	4,408	$99.24	4,408	$156,223,010
	4,408		4,408

(1) The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,188,879 shares have been purchased, of which 4,408 shares remained in treasury at June 30, 2018. There is no expiration for this program.

(2) Average price paid per share includes costs associated with the repurchases.

Item 6.	Exhibits

Exhibit 10.1	Credit Agreement dated June 27, 2018 among Balchem Corporation, the Domestic Guarantors (as defined in the Credit Agreement), JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders Guarantors (as defined in the Credit Agreement) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 5, 2018).

Exhibit 10.2	Security and Pledge Agreement dated June 27, 2018 among Balchem Corporation, the Domestic Guarantors and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated July 5, 2018).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALCHEM CORPORATION

By: /s/ Theodore L. Harris
Theodore L. Harris, Chairman, President and Chief Executive Officer

By: /s/ Mary Theresa Coelho
Mary Theresa Coelho, Chief Financial Officer and Treasurer

Date: August 3, 2018

Exhibit Index

Exhibit No.	Description

Exhibit 10.1
Credit Agreement dated June 27, 2018 among Balchem Corporation, the Domestic Guarantors (as defined in the Credit Agreement), JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders Guarantors (as defined in the Credit Agreement) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 5, 2018).

Exhibit 10.2
Security and Pledge Agreement dated June 27, 2018 among Balchem Corporation, the Domestic Guarantors and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 5, 2018).

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