Form 10-Q
period 2018-09-30
BALCHEM CORP
filed 2018-11-06
CIK 9326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2018
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of October 30, 2018 the registrant had 32,247,915 shares of its Common Stock, $.06 2/3 par value, outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	September 30, 2018 (unaudited)	December 31, 2017
Current assets:
Cash and cash equivalents	$42,671	$40,416
Accounts receivable, net of allowance for doubtful accounts of $545 and $431 at September 30, 2018 and December 31, 2017, respectively	101,205	91,226
Inventories	71,778	60,696
Prepaid expenses	3,769	4,774
Prepaid income taxes	4,546	-
Assets held for sale	237	-
Other current assets	1,500	2,224
Total current assets	225,706	199,336

Property, plant and equipment, net	194,081	189,793

Goodwill	449,015	441,361
Intangible assets with finite lives, net	111,142	128,073
Other assets	6,132	5,073
Total assets	$986,076	$963,636

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$32,891	$28,451
Accrued expenses	20,590	22,930
Accrued compensation and other benefits	12,431	8,531
Dividends payable	39	13,484
Current portion of long-term debt	-	35,000
Total current liabilities	65,951	108,396

Revolving loan	178,000	-
Long-term debt	-	183,964
Deferred income taxes	49,461	48,548
Other long-term obligations	7,462	5,847
Total liabilities	300,874	346,755

Commitments and contingencies (note 16)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.0667 par value. Authorized 120,000,000 shares; 32,250,152 and 32,019,605 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2,150	2,135
Additional paid-in capital	163,870	151,749
Retained earnings	522,879	464,639
Accumulated other comprehensive loss	(3,697)	(1,642)
Total stockholders' equity	685,202	616,881

Total liabilities and stockholders' equity	$986,076	$963,636

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$155,043	$150,716	$480,140	$435,526

Cost of sales	107,041	104,535	327,213	298,155

Gross margin	48,002	46,181	152,927	137,371

Operating expenses:
Selling expenses	14,229	13,656	42,783	40,937
Research and development expenses	2,540	2,712	8,339	6,807
General and administrative expenses	5,768	6,758	21,309	19,038
	22,537	23,126	72,431	66,782

Earnings from operations	25,465	23,055	80,496	70,589

Other expenses (income):
Interest income	(4)	(2)	(9)	(5)
Interest expense	1,801	2,012	5,945	5,702
Other, net	139	348	793	926

Earnings before income tax expense	23,529	20,697	73,767	63,966

Income tax expense	4,315	4,654	15,528	15,870

Net earnings	$19,214	$16,043	$58,239	$48,096

Net earnings per common share - basic	$0.60	$0.50	$1.82	$1.51

Net earnings per common share - diluted	$0.59	$0.50	$1.79	$1.49

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net earnings	$19,214	$16,043	$58,239	$48,096

Other comprehensive income, net of tax:

Net foreign currency translation adjustment	(545)	1,502	(2,093)	4,740

Net change in postretirement benefit plans, net of taxes of $(8) and $(5) for the three months ended September 30, 2018 and 2017, and $(12) and $(14) for the nine months ended September 30, 2018 and 2017.	9	10	38	31

Other comprehensive (loss)/income	(536)	1,512	(2,055)	4,771

Comprehensive income	$18,678	$17,555	$56,184	$52,867

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net earnings	$58,239	$48,096

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,460	33,170
Stock compensation expense	5,208	4,348
Deferred income taxes	(140)	(59)
(Recovery of)/provision for doubtful accounts	(12)	42
Foreign currency transaction (gain)/loss	(134)	304
Asset impairment charge	1,671	-
(Gain)/loss on disposal of assets	(3,093)	239
Changes in assets and liabilities
Accounts receivable	(9,226)	485
Inventories	(10,538)	682
Prepaid expenses and other current assets	1,315	(398)
Accounts payable and accrued expenses	5,426	(3,499)
Income taxes	(3,903)	(4,373)
Other	912	417
Net cash provided by operating activities	79,185	79,454

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(17,399)	(17,393)
Capital expenditures	(13,253)	(17,676)
Proceeds from insurance	4,165	2,000
Proceeds from sale of assets	576	-
Intangible assets acquired	(438)	(408)
Net cash used in investing activities	(26,349)	(33,477)

Cash flows from financing activities:
Proceeds from revolving loan	210,750	22,000
Principal payments on revolving loan	(32,750)	(41,000)
Principal payments on long-term debt	(219,500)	(26,250)
Principal payment on acquired debt	(19)	(2,384)
Cash paid for financing costs	(1,374)	-
Proceeds from stock options exercised	8,133	9,524
Dividends paid	(13,428)	(12,069)
Purchase of treasury stock	(1,223)	(1,833)
Net cash used in financing activities	(49,411)	(52,012)

Effect of exchange rate changes on cash	(1,170)	2,133

Increase/(decrease) in cash and cash equivalents	2,255	(3,902)

Cash and cash equivalents beginning of period	40,416	38,643
Cash and cash equivalents end of period	$42,671	$34,741

Supplemental Cash Flow Information - see Note 13

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2017 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2017. References in this report to the “Company” mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including SensoryEffects, Inc., SensoryEffects Cereal Systems, Inc., Albion Laboratories, Inc. (formerly known as Albion International, Inc.), BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Italia Srl, Bioscreen Technologies Srl, Innovative Food Processors, Inc., and Balchem LTD, on a consolidated basis, as the context requires.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results expected for the full year or any interim period.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.”  The guidance requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider.  The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted and the standard may be adopted either using the prospective or retrospective transition approach.  The Company is currently evaluating the impact of this pronouncement on the Company’s consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans”, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans.  The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant.  This update should be applied on a retrospective basis to all periods presented and is effective for fiscal years ending after December 31, 2020.  Early adoption is permitted.  The Company expects this new guidance will have minimal impact on our financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which was further clarified by ASU 2018-11 and addresses the recognition of assets and liabilities that arise from all leases. The guidance requires lessees to recognize right-of-use assets and lease liabilities for most leases in the Consolidated Balance Sheets. The guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance.  The standard can be applied using the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.  Entities may also elect the optional transition method provided under ASU 2018-11, “Leases, Topic 842: Targeted Improvement”, issued in July 2018, allowing for application of the standard at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

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

The Company performed a detailed review of our contract portfolio representative of our different businesses and compared historical accounting policies and practices to the new standard. Because the standard impacts our business processes, systems and controls, the Company also developed a comprehensive change management project plan to guide the implementation. Over the course of 2017, the Company conducted training sessions for those in our global organization that are impacted by the new standard. Our primary business is the sale of products, and the adoption of the new revenue recognition standard did not have a material impact on our financial statements.  The Company adopted the new standard effective January 1, 2018 utilizing the modified retrospective method. The cumulative-effect adjustment to retained earnings upon adoption was not material.

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

The Company has elected not to show pro-forma information as this acquisition was immaterial to the overall financial results of the Company.

The Company also completed one immaterial acquisition in each of 2017 and 2018.  These acquisitions combined contributed goodwill of $8,046.

Transaction and integration related costs related to recent acquisitions are included in general and administrative expenses and amounted to $202 and $1,784 for the three and nine months ended September 30, 2018, respectively.

NOTE 3 – STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company’s results for the three and nine months ended September 30, 2018 and 2017 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended September 30,
	2018	2017
Cost of sales	$242	$174
Operating expenses	1,507	1,288
Net earnings	(1,339)	(944)

	Increase/(Decrease) for the Nine Months Ended September 30,
	2018	2017
Cost of sales	$729	$318
Operating expenses	4,479	4,028
Net earnings	(3,996)	(2,775)

As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2018, the plans had 1,369,804 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, four years for employee restricted stock awards, three years for employee performance share awards, and four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2018 and 2017 is summarized below:

For the nine months ended September 30, 2018	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2017	946	$55.44	$24,714
Granted	148	74.57
Exercised	(191)	42.74
Forfeited	(2)	75.44
Cancelled	(1)	28.63
Outstanding as of September 30, 2018	900	$61.27	$45,745	6.5
Exercisable as of September 30, 2018	496	$49.88	$30,875	5.1

For the nine months ended September 30, 2017	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2016	1,066	$45.32	$41,161
Granted	220	85.23
Exercised	(256)	37.16
Forfeited	(47)	71.81
Cancelled	(22)	57.48
Outstanding as of September 30, 2017	961	$55.06	$25,995	6.8
Exercisable as of September 30, 2017	504	$40.45	$20,592	5.1

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.6% and 0.5%; expected volatilities of 27% and 30%; risk-free interest rates of 2.6% and 1.8%; and expected lives of 4.4 and 4.6 years, in each case for the nine months ended September 30, 2018 and 2017, respectively.

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

Other information pertaining to option activity during the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average fair value of options granted	$-	$-	$18.62	$23.21
Total intrinsic value of stock options exercised ($000s)	$2,743	$3,566	$9,943	$11,163

Non-vested restricted stock activity for the nine months ended September 30, 2018 and 2017 is summarized below:

Nine months ended September 30, 2018	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2017	66	$65.66
Granted	40	77.17
Vested	(17)	57.65
Forfeited	-	-
Non-vested balance as of September 30, 2018	89	$72.44

Nine months ended September 30, 2017	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2016	102	$54.18
Granted	9	85.40
Vested	(43)	50.30
Forfeited	(4)	55.45
Non-vested balance as of September 30, 2017	64	$61.29

Non-vested performance share activity for the nine months ended September 30, 2018 and 2017 is summarized below:

Nine months ended September 30, 2018	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2017	39	$72.62
Granted	32	71.27
Vested	(15)	58.78
Forfeited	-	-
Non-vested balance as of September 30, 2018	56	$75.47

Nine months ended September 30, 2017	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2016	34	$61.06
Granted	16	93.85
Vested	-	-
Forfeited	(11)	69.25
Non-vested balance as of September 30, 2017	39	$72.62

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an (1) EBITDA performance  hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and (2) relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 2.4% and 1.5%; dividend yields of 0.5% and 0.6%; volatilities of 27% and 32%; and initial TSR’s of -10.5% and 8.2%, in each case for the nine months ended September 30, 2018 and 2017, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of September 30, 2018 and 2017, there was $10,090 and $8,732, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2018, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2018 will be approximately $6,800.

REPURCHASE OF COMMON STOCK

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,188,879 shares have been purchased, of which no shares remained in treasury at September 30, 2018. During the nine months ended September 30, 2018 and 2017, a total of 14,862 and 22,300 shares, respectively, have been purchased at an average cost of $82.22 and $82.21 per share, respectively. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES

Inventories at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$32,655	$20,520
Work in progress	8,742	6,308
Finished goods	30,381	33,868
Total inventories	$71,778	$60,696

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017
Land	$7,915	$7,262
Building	67,211	63,224
Equipment	210,608	201,341
Construction in progress	17,090	13,860
	302,824	285,687
Less: accumulated depreciation	108,743	95,894
Property, plant and equipment, net	$194,081	$189,793

NOTE 6 – INTANGIBLE ASSETS

The Company had goodwill in the amount of $449,015 and $441,361 as of September 30, 2018 and December 31, 2017, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”  The addition to goodwill is primarily the result of an immaterial acquisition that occurred in the third quarter of fiscal year 2018 with the remaining change due to foreign exchange translation adjustments.

Identifiable intangible assets with finite lives at September 30, 2018 and December 31, 2017 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 9/30/18	Accumulated Amortization at 9/30/18	Gross Carrying Amount at 12/31/17	Accumulated Amortization at 12/31/17
Customer relationships & lists	10	$191,274	$118,230	$190,061	$105,573
Trademarks & trade names	5-17	40,471	15,606	40,630	12,895
Developed technology	5	13,338	7,937	13,338	5,936
Other	3-18	13,886	6,054	13,466	5,018
		$258,969	$147,827	$257,495	$129,422

Amortization of identifiable intangible assets was approximately $18,680 for the nine months ended September 30, 2018. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $6,246 for the remainder of 2018, $22,676 for 2019, $20,644 for 2020, $17,437 for 2021, $15,979 for 2022 and $14,737 for 2023. At September 30, 2018, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2018.

NOTE 7 – EQUITY-METHOD INVESTMENT

In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and expansion will be funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support.  Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $144 and $138 for the three months ended September 30, 2018 and 2017, respectively, and a loss of $424 and $408 for the nine months ended September 30, 2018 and 2017, respectively, relating to its portion of the joint venture’s expenses in other expense. The carrying value of the joint venture at September 30, 2018 and December 31, 2017 is $4,380 and $4,804, respectively, and is recorded in Other assets.

NOTE 8 – REVOLVING LOAN

On June 27, 2018, the Company and a bank syndicate entered into a five year senior secured revolving credit agreement (“Credit Agreement”), which replaced the existing credit facility that had provided for a senior secured term loan A of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan A, which was due May 2019.  There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.  As of September 30, 2018, the balance outstanding amounted to $178,000.

Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 3.367% at September 30, 2018.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.175% at September 30, 2018).  The unused portion of the revolving loan amounted to $322,000 at September 30, 2018.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.

Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method.  Capitalized costs net of accumulated amortization totaled $1,330 at September 30, 2018 and are included in other assets on the balance sheet.  Capitalized costs net of accumulated amortization totaled $650 at September 30, 2017 and are recorded as a reduction of long-term debt on the balance sheet.  Amortization expense pertaining to these costs totaled $70, and $117 for the three months ended September 30, 2018 and 2017, respectively, and $610, including the write off of $363 of deferred financing costs in connection with the extinguished debt in the second quarter of 2018, and $360 for the nine months ended September 30, 2018 and 2017, respectively, and is included in interest expense in the accompanying condensed consolidated statements of earnings.

The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At September 30, 2018, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the Company.

NOTE 9 – NET EARNINGS PER SHARE

The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended September 30, 2018	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$19,214	32,141,397	$.60

Effect of dilutive securities – stock options, restricted stock, and performance shares		424,397

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$19,214	32,565,794	$.59

Three months ended September 30, 2017	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$16,043	31,906,629	$.50

Effect of dilutive securities – stock options, restricted stock, and performance shares		334,827

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$16,043	32,241,456	$.50

Nine months ended September 30, 2018	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$58,239	32,068,027	$1.82

Effect of dilutive securities – stock options, restricted stock, and performance shares		383,763

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$58,239	32,451,790	$1.79

Nine months ended September 30, 2017	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$48,096	31,803,869	$1.51

Effect of dilutive securities – stock options, restricted stock, and performance shares		399,617

Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$48,096	32,203,486	$1.49

The Company had stock options covering 0 and 200,610 shares at September 30, 2018 and 2017, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 – INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2018 and 2017, was 18.3% and 22.5%, respectively and 21.1% and 24.8%, respectively, for the nine months ended September 30, 2018 and 2017.  The decrease in the effective tax rate for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was attributable to the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) that reduced the U.S. corporate tax rate from 35% to 21% and partially offset by higher state taxes and lower excess tax benefits from stock based compensation.  The decrease in the effective tax rate for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was also attributable to the impact of the Tax Reform Act and was partially offset by higher state taxes and lower excess tax benefits from stock based compensation.

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

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which clarifies the income tax accounting implications of the Tax Reform Act.  Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  As of September 30, 2018, additional work is still necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities, and its historical foreign earnings as well as potential correlative adjustments.  The provisional amounts are subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the Tax Reform Act.

Given the significant complexity of the Tax Reform Act and additional guidance that may be issued by the U.S. Department of Treasury, the Securities and Exchange Commission, or the Financial Accounting Standards Board, Balchem will continue to evaluate and analyze the impact of this legislation.

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

The Company accounts for uncertainty in income taxes utilizing ASC 740-10. ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. The application of ASC 740-10 requires judgment related to the uncertainty in income taxes and could impact our effective tax rate.

The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2018, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2013. As of September 30, 2018 and December 31, 2017, the Company had approximately $5,497 and $4,781, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2018 and December 31, 2017 was approximately $1,885 and $1,882, respectively, and is included in other long-term obligations.

NOTE 11 – SEGMENT INFORMATION

Human Nutrition & Health

Our Human Nutrition & Health segment supplies ingredients in the food and beverage industry, providing customized solutions in powder, solid and liquid flavor delivery systems, spray dried emulsified powder systems, and cereal systems.  Our products include creamer systems, dairy replacers, powdered fats, nutritional beverage bases, beverages, juice & dairy bases, chocolate systems, ice cream bases & variegates, ready-to-eat cereals, grain based snacks, and cereal based ingredients. Additionally, Human Nutrition & Health provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also produce and market human grade choline nutrients and mineral amino acid chelated products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. Human Nutrition & Health’s mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Science and patented technology have been combined to create an organic molecule in a form the body can readily assimilate.

Animal Nutrition & Health

The Animal Nutrition & Health (“ANH”) segment provides nutritional products derived from microencapsulation and chelation technologies in addition to basic choline chloride.

For ruminant animals, microencapsulated products boost health and milk production, delivering nutrient supplements that are biologically available, providing required nutritional levels. The Company’s proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for monogastric animal health, predominantly to the poultry, pet and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry, and fatty liver, kidney necrosis and general poor health condition in swine.

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

Specialty Products

Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. The Company’s 100% ethylene oxide product is distributed in uniquely designed, recyclable, double-walled, stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the EPA and the DOT. The inventory of these specially built drums, along with two filling facilities, represents a significant capital investment. Contract sterilizers and medical device manufacturers are principal customers for this product. We also sell single use canisters with 100% ethylene oxide for use in sterilizing re-usable devices typically processed in autoclave units in hospitals. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

Propylene oxide is marketed and sold as a fumigant to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in certain shell and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes. We distribute propylene oxide product primarily in recyclable, single-walled, carbon steel cylinders according to standards outlined by the EPA and the DOT. The inventory of these cylinders also represents a significant capital investment. Propylene oxide is also sold to customers seeking smaller (as opposed to bulk) quantities and whose requirements include utilization in various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings.

The micronutrient agricultural nutrition business sells chelated minerals primarily into high value crops.  Specialty Products has a unique and patented two-step approach to solving mineral deficiency in plants to optimize health, yield and shelf-life.  First, optimal mineral balance for plant health is determined. Foliar is then applied Metalosate product range, utilizing patented amino acid chelate technology. This results in these products quickly and efficiently deliver mineral nutrients. As a result, the farmer/grower gets healthier crops that are more resistant to disease and pests, larger yields and healthier food for the consumer with extended shelf life for produce being shipped long distances.

Industrial Products

Certain derivatives of choline chloride are manufactured and sold into industrial applications predominately as a component for hydraulic fracturing of shale natural gas wells. The Company’s products offer an attractive, effective and more environmentally responsible alternative than other clay stabilizers. Industrial grade choline bicarbonate is completely chloride free and our choline chloride reduces the amount of chlorides released into the environment up to 75% when compared to potassium chloride. The Industrial Products segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are produced at the Company’s Italian operation and sold for a wide range of industrial applications in Europe.

Business Segment Assets:
	September 30, 2018	December 31, 2017
Human Nutrition & Health	$713,858	$719,010
Animal Nutrition & Health	127,809	118,418
Specialty Products	58,884	63,141
Industrial Products	26,905	18,471
Other Unallocated	58,620	44,596
Total	$986,076	$963,636

Depreciation/Amortization:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Human Nutrition & Health	$8,372	$8,462	$25,288	$24,773
Animal Nutrition & Health	1,397	1,296	3,996	4,330
Specialty Products	1,019	1,028	3,039	3,067
Industrial Products	176	187	527	640
Total	$10,964	$10,973	$32,850	$32,810

Capital Expenditures:
	Nine Months Ended September 30,
	2018	2017
Human Nutrition & Health	$6,523	$13,290
Animal Nutrition & Health	3,483	2,585
Specialty Products	1,857	852
Industrial Products	1,390	949
Total	$13,253	$17,676

Business Segment Net Sales:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Human Nutrition & Health	$85,890	$81,365	$253,966	$232,523
Animal Nutrition & Health	40,410	38,010	128,587	113,136
Specialty Products	17,629	17,264	58,233	56,813
Industrial Products	11,114	14,077	39,354	33,054
Total	$155,043	$150,716	$480,140	$435,526

Business Segment Earnings Before Income Taxes:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Human Nutrition & Health	$13,106	$10,426	$36,175	$31,942
Animal Nutrition & Health	5,064	5,154	19,661	14,219
Specialty Products	5,769	5,607	19,583	20,125
Industrial Products	1,728	2,096	6,861	4,397
Transaction and integration costs	(202)	(228)	(1,784)	(2,181)
Indemnification settlement	-	-	-	2,087
Interest and other (expense)	(1,936)	(2,358)	(6,729)	(6,623)
Total	$23,529	$20,697	$73,767	$63,966

Transaction and integration costs were primarily related to the aforementioned definitive agreement (see Note 2) and one immaterial acquisition completed in each of 2017 and 2018.

NOTE 12 – REVENUE

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were in progress as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605. The impact to revenues as a result of applying Topic 606 was an increase of $23 and $374, respectively, for the three and nine months ended September 30, 2018, respectively.

Revenue Recognition

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to realize in exchange for those goods.

The following table presents revenues disaggregated by revenue source (in thousands, unaudited). Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product Sales	$141,717	$137,612	$439,551	$395,384
Co-manufacturing	10,549	10,208	31,218	31,517
Bill and Hold	1,336	1,476	4,180	3,860
Consignment	424	535	1,802	1,772
Product Sales Revenue	154,026	149,831	476,751	432,533
Royalty Revenue	1,017	885	3,389	2,993
Total Revenue	$155,043	$150,716	$480,140	$435,526

The following table presents revenues disaggregated by geography, based on the billing addresses of customers (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Domestic Revenue	$115,155	$116,771	$360,842	$336,298
Foreign Revenue	39,888	33,945	119,298	99,228
Total Revenue	$155,043	$150,716	$480,140	$435,526

Product Sales Revenues

Balchem’s primary operation is the manufacturing and sale of health and wellness ingredient products, in which Balchem receives an order from a customer and fulfills that order. Balchem’s product sales have four sub-streams of revenue: product sales, co-manufacturing, bill and hold, and consignment.

Under the co-manufacturing agreements, Balchem is responsible for the manufacture of a finished good where the customer provides some or all of the raw materials.  The Company controls the manufacturing process and the ultimate end product before it is shipped to the customer.  Based on these factors, we have determined that we are the principal in these agreements and therefore revenue is recognized in the gross amount of consideration we expect to be entitled for the goods provided.

Royalty Revenues

Royalty revenue consists of agreements with customers to use Balchem’s intellectual property in exchange for a sales based royalty. Royalty revenue is recorded as part of the Human Nutrition & Health segment.

Contract Liabilities

We record contract liabilities when cash payments are received or due in advance of performance, including amounts which are refundable.

The Company’s payment terms vary by the type and location of customers and the products offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products are delivered to the customer.

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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2018 and 2017 for income taxes and interest is as follows:

	Nine Months Ended September 30,
	2018	2017
Income taxes	$17,781	$21,024
Interest	$5,345	$5,331

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended September 30,
	2018	2017
Net foreign currency translation adjustment	$(545)	$1,502
Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	17	19
Amortization of gain	-	(4)
Total before tax	17	15
Tax	(8)	(5)
Net of tax	9	10

Total other comprehensive (loss)/income	$(536)	$1,512

	Nine Months Ended September 30,
	2018	2017
Net foreign currency translation adjustment	$(2,093)	$4,740
Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	52	57
Amortization of gain	(2)	(12)
Total before tax	50	45
Tax	(12)	(14)
Net of tax	38	31

Total other comprehensive (loss)/income	$(2,055)	$4,771

Accumulated other comprehensive loss at September 30, 2018 and December 31, 2017 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2017	$(1,303)	$(339)	$(1,642)
Other comprehensive loss	(2,093)	38	(2,055)
Balance September 30, 2018	$(3,396)	$(301)	$(3,697)

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that under a collective bargaining agreement covers eligible retired employees of the Verona facility and a plan for those names as executive officers in the Company’s proxy statement.

Net periodic benefit costs for such retirement medical plans were as follows:

	Nine Months Ended September 30,
	2018	2017
Service cost	$58	$50
Interest cost	33	35
Amortization of prior service cost	52	55
Amortization of gain	(2)	(11)
Net periodic benefit cost	$141	$129

The amount recorded for these obligations on the Company’s balance sheet as of September 30, 2018 and December 31, 2017 is $1,664 and $1,573, respectively, and is included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.

On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of September 30, 2018 was $124 and is included in Other long-term obligations on the Company’s balance sheet.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Rent expense charged to operations under lease agreements for the nine months ended September 30, 2018 and 2017 aggregated approximately $2,388 and $2,496, respectively.

Aggregate future minimum rental payments required under all non-cancelable operating leases at September 30, 2018 are as follows:

Year
October 1, 2018 to December 31, 2018	$761
2019	3,164
2020	2,782
2021	2,354
2022	1,624
2023	1,179
Thereafter	5,647
Total minimum lease payments	$17,511

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

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2018 and December 31, 2017 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximates fair value due to the short-term maturity of these instruments. Cash and cash equivalents at September 30, 2018 and December 31, 2017 includes $790 and $782 in money market funds, respectively. The money market funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company provides services on a contractual agreement to St. Gabriel CC Company, LLC. These services include accounting, information technology, quality control, and purchasing services, as well as operation of the St. Gabriel CC Company, LLC plant. The Company also sells raw materials to St. Gabriel CC Company, LLC. In return, St. Gabriel CC Company, LLC provides choline chloride finished goods.  The substance of the raw material provided to St. Gabriel CC Company, LLC is connected to the understanding that the Company is purchasing finished goods that use these same raw materials, which will ultimately be sold to an unrelated, external customer.  As such, the sale of raw materials to St. Gabriel CC Company, LLC in this scenario lacks economic substance.

The services the Company provided amounted to $839 and $846, respectively, for the three months ended September 30, 2018 and 2017 and $2,849 and $2,568, respectively, for the nine months ended September 30, 2018 and 2017. The raw materials sold amounted to $7,111 and $5,976, respectively, for the three months ended September 30, 2018 and 2017 and $22,840 and $15,858, respectively, for the nine months ended September 30, 2018 and 2017. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $5,127 and $5,090, respectively, for the three months ended September 30, 2018 and 2017, and $16,751 and $14,272, respectively, for the nine months ended September 30, 2018 and 2017. At September 30, 2018, the Company had a receivable of $2,446, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and a payable of $1,943 for finished goods received recorded in accrued expenses. In addition, the Company had a receivable in the amount of $75 related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts in thousands)

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2017 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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

Human Nutrition & Health

The Human Nutrition & Health segment supplies ingredients in the food and beverage industry, providing customized solutions in powder, solid and liquid flavor delivery systems, spray dried emulsified powder systems, and cereal systems.  Products include creamer systems, dairy replacers, powdered fats, nutritional beverage bases, beverages, juice & dairy bases, chocolate systems, ice cream bases & variegates, ready-to-eat cereals, grain based snacks, and cereal based ingredients. Additionally, we provide microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, and nutritional supplements. We also produce and market human grade choline nutrients and mineral amino acid chelated products through this segment for wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The Human Nutrition & Health segment’s mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Proprietary technology has been combined to create an organic molecule in a form the body can readily assimilate.

Animal Nutrition & Health

The Animal Nutrition & Health (“ANH”) segment provides nutritional products derived from microencapsulation and chelation technologies in addition to basic choline chloride. For ruminant animals, our microencapsulated products boost health and milk production, delivering nutrient supplements that are biologically available, providing required nutritional levels. Our proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for monogastric animal health, predominantly to the poultry, pet and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. Choline deficiency can result in reduced growth and perosis in poultry, and fatty liver, kidney necrosis and general poor health condition in swine.

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

Specialty Products

Ethylene oxide, at the 100% level, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Specialty Products’ 100% ethylene oxide product is distributed in uniquely designed, recyclable, double-walled, stainless steel drums to assure compliance with safety, quality and environmental standards as outlined by the EPA and the DOT. Our inventory of these specially built drums, along with two filling facilities, represents a significant capital investment. Contract sterilizers and medical device manufacturers are principal customers for this product. We also sell single use canisters with 100% ethylene oxide for use in sterilizing re-usable devices typically processed in autoclave units in hospitals. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.

Propylene oxide is marketed and sold as a fumigant to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in certain shell and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes. We distribute propylene oxide product primarily in recyclable, single-walled, carbon steel cylinders according to standards outlined by the EPA and the DOT. The inventory of these cylinders also represents a significant capital investment. Propylene oxide is also sold to customers seeking smaller (as opposed to bulk) quantities and whose requirements include utilization in various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings.

The micronutrient agricultural nutrition business sells chelated minerals primarily into high value crops.  We have a unique and patented two-step approach to solving mineral deficiency in plants to optimize health, yield and shelf-life.  First, we determine optimal mineral balance for plant health. We then have a foliar applied Metalosate product range, utilizing patented amino acid chelate technology. Specialty Products’ products quickly and efficiently deliver mineral nutrients. As a result, the farmer/grower gets healthier crops that are more resistant to disease and pests, larger yields and healthier food for the consumer with extended shelf life for produce being shipped long distances.

Industrial Products

Certain derivatives of choline chloride are manufactured and sold into industrial applications predominately as a component for hydraulic fracturing of shale natural gas wells. These products offer an attractive, effective and more environmentally responsible alternative than other clay stabilizers. Industrial grade choline bicarbonate is completely chloride free and choline chloride reduces the amount of chlorides released into the environment up to 75% when compared to potassium chloride. The Industrial Products segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are produced at the Company’s Italian operation and sold for a wide range of industrial applications in Europe.

The Company sells products for all four segments through its own sales force, independent distributors, and sales agents.

The following tables summarize consolidated business segment net sales and earnings from operations for the three and nine months ended September 30, 2018 and 2017:

Business Segment Net Sales:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Human Nutrition & Health	$85,890	$81,365	$253,966	$232,523
Animal Nutrition & Health	40,410	38,010	128,587	113,136
Specialty Products	17,629	17,264	58,233	56,813
Industrial Products	11,114	14,077	39,354	33,054
Total	$155,043	$150,716	$480,140	$435,526

Business Segment Earnings From Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Human Nutrition & Health	$13,106	$10,426	$36,175	$31,942
Animal Nutrition & Health	5,064	5,154	19,661	14,219
Specialty Products	5,769	5,607	19,583	20,125
Industrial Products	1,728	2,096	6,861	4,397
Transaction and integration costs	(202)	(228)	(1,784)	(2,181)
Indemnification settlement	-	-	-	2,087
Total	$25,465	$23,055	$80,496	$70,589

RESULTS OF OPERATIONS

Three months ended September 30, 2018 compared to three months ended September 30, 2017.

Net Sales

Net sales for the three months ended September 30, 2018 were $155,043, as compared with $150,716 for the three months ended September 30, 2017, an increase of $4,327 or 2.9%.  Net sales for the Human Nutrition & Health segment were $85,890 for the three months ended September 30, 2018, compared with $81,365 for the three months ended September 30, 2017, an increase of $4,525 or 5.6%.  Sales from Powder Systems were up $4,474 or 13.9% when compared to the three months ended September 30, 2017.  Net sales for the Animal Nutrition & Health segment were $40,410 for the three months ended September 30, 2018, as compared with $38,010 for the three months ended September 30, 2017, an increase of $2,400 or 6.3%. Global feed grade choline product sales increased by $3,276 or 13.6% primarily due to higher average selling prices. Sales of products targeted for ruminant animal feed markets decreased by $1,322 or 11.0% from the prior year comparable period. The decline was primarily the result of lower average selling prices due to mix and weakening dairy economics. Net sales for the Specialty Products segment were $17,629 for the three months ended September 30, 2018, as compared with $17,264 for the three months ended September 30, 2017, an increase of $365 or 2.1%. The increase was primarily due to increased plant nutrition volumes and higher ethylene oxide volumes for medical device sterilization.  Net sales for the Industrial Products segment were $11,114 for the three months ended September 30, 2018 as compared to $14,077 for the three months ended September 30, 2017, a decrease of $2,963 or 21.1%.  The decrease is principally due to lower sales volumes of various choline and choline derivatives used in shale fracking applications.

Gross Margin

For the three months ended September 30, 2018, gross margin increased to $48,002 compared to $46,181 for the three months ended September 30, 2017, an increase of $1,821 or 3.9%.  Gross margin as a percentage of sales for the three months ended September 30, 2018 increased to 31.0% from 30.6% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment decreased 0.7% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to mix and certain higher raw material costs. Gross margin percentage increased for Animal Nutrition & Health by 0.5% primarily due to higher average selling prices.  Gross margin percentage for the Specialty Products increased 1.5% compared to the three month period ended September 30, 2017 primarily due to product mix and increased plant nutrition volumes. Industrial Products gross margin percentage increased 2.7% from the prior year comparative period, primarily due to higher average selling prices.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 were $22,537 or 14.5% of net sales as compared to $23,126 or 15.3% of net sales for the three months ended September 30, 2017.  The decrease was primarily due to insurance proceeds associated with the Clearfield fire of $2,575 and lower amortization of $437, which was partially offset by an increase in certain compensation-related expenses of $1,340, an impairment charge of $696 recorded in connection with the IFP tradename, and increased outside services in selling and marketing of $334.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the three months ended September 30, 2018 were $25,465 as compared to $23,055 for the three months ended September 30, 2017, an increase of $2,410 or 10.5%.  Earnings from operations as a percentage of sales for the three months ended September 30, 2018 and 2017 were 16.4% and 15.3%, respectively. Earnings from the Human Nutrition & Health segment were $13,106 an increase of $2,680 or 25.7%, primarily due to lower operating expenses due to the aforementioned Clearfield fire insurance proceeds and the aforementioned increased sales. Animal Nutrition & Health segment earnings from operations were $5,064, a decrease of $90 or 1.8%, primarily the result of reduced volumes and average selling prices of products targeted for ruminant animals, partially offset by increased average selling prices of feed grade choline. Earnings from operations from the Specialty Products segment were $5,769, an increase of $162 or 2.9% primarily due to higher sales and improved gross margins, partially offset by certain higher operating expenses.  Earnings from operations from the Industrial Products segment of $1,728 for the quarter ended September 30, 2018 decreased $368 compared to the quarter ended September 30, 2017, primarily due to the aforementioned lower sales volumes.

Other Expenses (Income)

Interest expense for the three months ended September 30, 2018 and 2017 was $1,801 and $2,012, respectively, which is primarily related to outstanding borrowings under the credit facility.   Other expense was $139 for the three months ended September 30, 2018 and $348 for the three months ended September 30, 2017, respectively.

Income Tax Expense

The Company’s effective tax rate for the three months ended September 30, 2018 and 2017, was 18.3% and 22.5%, respectively.  The decrease in the effective tax rate for the three months ended September 30, 2018 compared to the three months ended September 30,

2017 was attributable to the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) that reduced the U.S. corporate tax rate from 35% to 21% and partially offset by higher state taxes and lower excess tax benefits from stock based compensation.

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

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which clarifies the income tax accounting implications of the Tax Reform Act.  Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  As of September 30, 2018, additional work is still necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities, and its historical foreign earnings as well as potential correlative adjustments.  The provisional amounts are subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the Tax Reform Act.

Given the significant complexity of the Tax Reform Act and additional guidance that may be issued by the U.S. Department of Treasury, the Securities and Exchange Commission, or the Financial Accounting Standards Board, Balchem will continue to evaluate and analyze the impact of this legislation.

Net Earnings

Principally as a result of the above-noted details, net earnings for the three months ended September 30, 2018 were $19,214 as compared with $16,043 for the three months ended September 30, 2017, an increase of $3,171 or 19.8%.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017.

Net Sales

Net sales for the nine months ended September 30, 2018 were $480,140 as compared with $435,526 for the nine months ended September 30, 2017, an increase of $44,614 or 10.2%.  Net sales for the Human Nutrition & Health segment were $253,966 for the nine months ended September 30, 2018, compared with $232,523 for the nine months ended September 30, 2017, an increase of $21,443 or 9.2%.  Sales from Powder Systems were up $18,278 or 21.5% and Encapsulates’ sales were up $5,060 or 20.6%, when compared to the nine months ended September 30, 2017, with the acquired IFP business contributing to both product lines’ increases. Net sales for the Animal Nutrition & Health segment were $128,587 for the nine months ended September 30, 2018, as compared with $113,136 for the nine months ended September 30, 2017, an increase of $15,451 or 13.7%. Global feed grade choline product sales increased by $16,778 or 23.3% primarily due to higher average selling prices and higher volumes. Sales of products targeted for ruminant animal feed markets decreased by $2,248 or 6.6% from the prior year comparable period. The decline was primarily the result of lower average selling prices primarily due to mix and weakening dairy economics. Net sales for the Specialty Products segment were $58,233 for the nine months ended September 30, 2018, as compared with $56,813 for the nine months ended September 30, 2017, an increase of $1,420 or 2.5% primarily due to higher sales of ethylene oxide products for medical device sterilization.  Net sales for the Industrial Products segment were $39,354 for the nine months ended September 30, 2018 as compared to $33,054 for the nine months ended September 30, 2017, an increase of $6,300 or 19.1%.  The increase is principally due higher sales of various choline and choline derivatives used in shale fracking applications.

Gross Margin

For the nine months ended September 30, 2018, gross margin increased to $152,927 compared to $137,371 for the nine months ended September 30, 2017, an increase of $15,556 or 11.3%.  Gross margin as a percentage of sales for the nine months ended September 30, 2018 increased to 31.9% from 31.5% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment decreased 1.0% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to mix and certain higher raw material costs. Gross margin percentage increased for Animal Nutrition & Health by 3.0% primarily due to higher average selling prices of feed grade choline products.  Gross margin percentage for the Specialty Products segment increased by 0.2% compared to the nine month period ended September 30, 2017. Industrial Products gross margin percentage increased by 5.0% from the prior year comparative period, primarily due to increased volumes and higher average selling prices.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 were $72,431 or 15.1% of net sales as compared to $66,782 or 15.3% of net sales for the nine months ended September 30, 2017.  The nine months ended September 30, 2017 included a favorable indemnification settlement of $2,087, which was a significant driver of the increase in operating expenses from the prior year comparable period.  Also contributing to the increase were certain compensation-related expenses of $4,848, increased research and development spend of $1,532, increased IFP expenses of $1,237 due to the inclusion of nine months of expenses compared to only four months in the prior year comparable period and increased outside services in selling and marketing of $797, and an impairment charge of $696 recorded in connection with the IFP tradename.  These increases were partially offset by insurance proceeds associated with the Clearfield fire of $4,165 and lower amortization of $1,805.

Earnings from Operations

Principally as a result of the above-noted details, earnings from operations for the nine months ended September 30, 2018 were $80,496 as compared to $70,589 for the nine months ended September 30, 2017, an increase of $9,907 or 14.0%.  Earnings from operations as a percentage of sales for the nine months ended September 30, 2018 were 16.8%, increasing from 16.2% for the nine months ended September 30, 2017. Earnings from operations for the Human Nutrition & Health segment were $36,175, an increase of $4,233 or 13.3%, primarily due to the aforementioned higher sales. Animal Nutrition & Health segment earnings from operations were $19,661, an increase of $5,442 or 38.3%, primarily the result of increased volumes and average selling prices of feed grade choline, partially offset by reduced average selling prices of products targeted for ruminant animals.  Earnings from operations from the Specialty Products segment were $19,583, a decrease of $542 or 2.7%, primarily the result of certain increased operating expenses, partially offset by the aforementioned higher sales. Earnings from operations for the Industrial Products segment of $6,861 for the nine months ended September 30, 2018 increased $2,464 or 56.0%, primarily due to the aforementioned higher sales volumes.

Other Expenses (Income)

Interest expense for the nine months ended September 30, 2018 and 2017 was $5,945 and $5,702, respectively, which is primarily related to outstanding borrowings under our credit facility and includes a write-off of $363 of deferred financing costs in connection with the extinguished debt in 2018.  Other expense was $793 for the nine months ended September 30, 2018 and $926 for the nine months ended September 30, 2017, respectively.

Income Tax Expense

The Company’s effective tax rate for the nine months ended September 30, 2018 and 2017, was 21.1% and 24.8%, respectively.  The decrease in the effective tax rate for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was attributable to the impact of the Tax Reform Act that reduced the U.S. corporate tax rate from 35% to 21%.  This was partially offset by higher state taxes and lower excess tax benefits from stock based compensation.

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

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which clarifies the income tax accounting implications of the Tax Reform Act.  Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  As of September 30, 2018, additional work is still necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities, and its historical foreign earnings as well as potential correlative adjustments.  The provisional amounts are subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the Tax Reform Act.

Given the significant complexity of the Tax Reform Act and additional guidance that may be issued by the U.S. Department of Treasury, the Securities and Exchange Commission,

or the Financial Accounting Standards Board, Balchem will continue to evaluate and analyze the impact of this legislation.

Net Earnings

Principally as a result of the above-noted details, net earnings for the nine months ended September 30, 2018 were $58,239 as compared with $48,096 for the nine months ended September 30, 2017, an increase of $10,143 or 21.1%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)

During the nine months ended September 30, 2018, there were no other material changes outside the ordinary course of business in the specified contractual obligations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The Company expects its operations to continue generating sufficient cash flow to fund working capital requirements, capital investments and service future debt payments.  The Company continues to pursue additional acquisition candidates.  The Company could seek additional bank loans or access to financial markets to fund such acquisitions, its operations, working capital, capital investments, or other cash requirements as deemed necessary.

Cash

Cash and cash equivalents increased to $42,671 at September 30, 2018 from $40,416 at December 31, 2017. At September 30, 2018, the Company had $17,148 of cash and cash equivalents held by foreign subsidiaries.  It is our intention to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional taxes to repatriate these funds.  Working capital was $159,755 at September 30, 2018 as compared to $90,940 at December 31, 2017, an increase of $68,815, and this reflects the extinguishment of the $35,000 current portion of debt as part of the aforementioned entering into of a five-year senior secured revolving credit agreement.

Operating Activities

Cash flows from operating activities provided $79,185 for the nine months ended September 30, 2018 as compared to $79,454 for the nine months ended September 30, 2017.  The decrease in cash flows from operating activities was primarily due to working capital changes and was partially offset by the aforementioned increase in earnings.

Investing Activities

As previously noted, on June 1, 2017, the Company acquired 100 percent of the outstanding common shares of IFP, a privately held manufacturer of agglomerated and microencapsulated food and nutrition ingredients, headquartered in Faribault, Minnesota,

for a purchase price of $23,610.   The Company also completed one immaterial acquisition in each of 2017 and 2018.

The Company continues to invest in projects across all production facilities and capital expenditures were $13,253 and $17,676 for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,188,879 shares have been purchased, none of which remained in treasury at September 30, 2018.  The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $8,133 and $9,524 for the nine months ended September 30, 2018 and 2017, respectively.  Dividend payments were $13,428 and $12,069 for the nine months ended September 30, 2018 and 2017, respectively.

Other Matters Impacting Liquidity

The Company currently provides postretirement benefits in the form of two retirement medical plans, as discussed in Note 15 – Employee Benefit Plans.  The liability recorded in other long-term liabilities on the consolidated balance sheet as of September 30, 2018 and December 31, 2017 was $1,664 and $1,573, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year.

On June 1, 2018 the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of September 30, 2018 was $124 and is included in Other long-term obligations on the Company’s balance sheet.

Critical Accounting Policies

Beginning January 1, 2018, we implemented ASC 606, “Revenue from Contracts with Customers.” Although the new revenue standard had an immaterial impact on ongoing net income, we did implement changes to processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

There have been no material changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.  We implemented internal controls to ensure we adequately evaluated the Company’s contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption of the standard on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

Related Party Transactions

The Company was engaged in related party transactions with St. Gabriel CC Company, LLC during the three and nine months ended September 30, 2018. See Note 18.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading or hedging purposes. As of September 30, 2018, the Company’s borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the loan agreement, at the Company’s discretion, plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the loan agreement. A 100 basis point increase or decrease in interest rates, applied to the Company’s borrowings at September 30, 2018, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,780. The Company is exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in business activities. The Company manages these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Controls

Beginning January 1, 2018, The Company implemented ASC 606, “Revenue from Contracts with Customers.” This implementation included changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BALCHEM CORPORATION

By: /s/ Theodore L. Harris
Theodore L. Harris, Chairman, President and Chief Executive Officer

By: /s/ William A. Backus
William A. Backus, Interim Chief Financial Officer and Treasurer

Date: November 6, 2018

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