Form 10-Q
period 2019-03-31
BALCHEM CORP
filed 2019-05-03
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April 25, 2019, the registrant had 32,333,546 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	March 31, 2019 (unaudited)	December 31, 2018
Current assets:
Cash and cash equivalents	$39,004	$54,268
Accounts receivable, net of allowance for doubtful accounts of $583 and $610 at March 31, 2019 and December 31, 2018 respectively	99,834	99,545
Inventories	66,764	67,187
Prepaid expenses	3,510	3,830
Assets held for sale	11,748	—
Other current assets	806	1,484
Total current assets	221,666	226,314

Property, plant and equipment, net	188,036	194,339
Goodwill	446,453	447,995
Intangible assets with finite lives, net	100,088	105,985
Right of use assets	8,036	—
Other assets	7,609	6,722
Total assets	$971,888	$981,355

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$26,342	$33,345
Accrued expenses	20,922	22,025
Accrued compensation and other benefits	6,255	11,022
Dividends payable	78	15,220
Income tax payable	6,989	444
Lease liabilities - current	2,467	—
Liabilities held for sale	757	—
Total current liabilities	63,810	82,056

Revolving loan	140,000	156,000
Deferred income taxes	44,311	44,309
Lease liabilities - non-current	5,559	—
Other long-term obligations	7,699	7,372
Total liabilities	261,379	289,737

Commitments and contingencies (note 16)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.0667 par value. Authorized 120,000,000 shares; 32,336,228 shares issued and 32,330,032 outstanding at March 31, 2019 and 32,256,915 shares issued and 32,256,209 outstanding at December 31, 2018, respectively	2,156	2,151
Additional paid-in capital	166,762	165,098
Retained earnings	546,810	528,027
Accumulated other comprehensive loss	(4,686)	(3,602)
Treasury stock, at cost: 6,196 and 706 shares at March 31, 2019 and December 31, 2018	(533)	(56)
Total stockholders' equity	710,509	691,618

Total liabilities and stockholders' equity	$971,888	$981,355
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net sales	$157,029	$161,410

Cost of sales	107,934	109,951

Gross margin	49,095	51,459

Operating expenses:
Selling expenses	14,126	14,059
Research and development expenses	2,895	2,569
General and administrative expenses	5,594	7,591
	22,615	24,219

Earnings from operations	26,480	27,240

Other expenses:
Interest expense, net	1,589	1,874
Other, net	98	189
	1,687	2,063

Earnings before income tax expense	24,793	25,177

Income tax expense	6,010	5,831

Net earnings	$18,783	$19,346

Net earnings per common share - basic	$0.58	$0.60

Net earnings per common share - diluted	$0.58	$0.60
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net earnings	$18,783	$19,346

Other comprehensive (loss) income, net of tax:

Net foreign currency translation adjustment	(1,089)	1,363

Net change in postretirement benefit plans, net of taxes of $(2) and $(4) for the three months ended March 31, 2019 and 2018	5	13

Other comprehensive (loss) income	(1,084)	1,376

Comprehensive income	$17,699	$20,722
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2019 and 2018
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Treasury Stock		Additional Paid-in Capital
				Shares	Amount	Shares	Amount
Balance - December 31, 2018	$691,618	$528,027	$(3,602)	32,256,209	$2,151	(706)	$(56)	$165,098
Net earnings	18,783	18,783	—	—	—	—	—	—
Other comprehensive (loss)	(1,084)	—	(1,084)	—	—	—	—	—
Treasury shares purchased	(727)	—	—	—	—	(8,496)	(727)	—
Shares and options issued under stock plans	1,919	—	—	73,823	5	3,006	250	1,664
Balance - March 31, 2019	$710,509	$546,810	$(4,686)	32,330,032	$2,156	(6,196)	$(533)	$166,762

Balance - December 31, 2017	$616,881	$464,639	$(1,642)	32,019,605	$2,135	—	—	$151,749
Net earnings	19,346	19,346	—	—	—	—	—	—
Other comprehensive income	1,376	—	1,376	—	—	—	—	—
Dividends	1	1	—	—	—	—	—	—
Treasury shares purchased	(786)	—	—	—	—	(10,454)	(786)	—
Shares and options issued under stock plans	3,072	—	—	80,505	5	10,454	786	2,281
Balance - March 31, 2018	$639,890	$483,986	$(266)	32,100,110	$2,140	—	—	$154,030
See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$18,783	$19,346

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,836	11,127
Stock compensation expense	1,631	1,793
Deferred income taxes	35	(38)
Provision for (recovery of) doubtful accounts	88	(69)
Foreign currency transaction loss	50	51
Asset impairment charge	114	71
Gain on disposal of assets	(2,719)	(1,093)
Changes in assets and liabilities
Accounts receivable	(912)	(4,340)
Inventories	(139)	(5,442)
Prepaid expenses and other current assets	972	345
Accounts payable and accrued expenses	(12,389)	(2,273)
Income taxes	6,575	5,633
Other	(442)	368
Net cash provided by operating activities	22,483	25,479

Cash flows from investing activities:
Capital expenditures	(8,488)	(3,735)
Proceeds from insurance	2,727	1,590
Intangible assets acquired	(19)	(119)
Net cash used in investing activities	(5,780)	(2,264)

Cash flows from financing activities:
Principal payments on revolving loan	(16,000)	—
Principal payments on long-term debt	—	(8,750)
Proceeds from stock options exercised	288	1,261
Dividends paid	(15,135)	(13,421)
Purchase of treasury stock	(727)	(786)
Net cash used in financing activities	(31,574)	(21,696)

Effect of exchange rate changes on cash	(393)	744

(Decrease) increase in cash and cash equivalents	(15,264)	2,263

Cash and cash equivalents beginning of period	54,268	40,416
Cash and cash equivalents end of period	$39,004	$42,679
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2018 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2018. References in this report to the “Company” mean either Balchem Corporation or Balchem Corporation and its subsidiaries, including SensoryEffects, Inc., SensoryEffects Cereal Systems, Inc., Albion Laboratories, Inc. (formerly known as Albion International, Inc.), BCP Ingredients, Inc., Aberco, Inc., Balchem BV, Balchem Italia Srl, Bioscreen Technologies Srl, Innovative Food Processors, Inc., and Balchem LTD, on a consolidated basis, as the context requires.
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results expected for the full year or any interim period.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
Recent Accounting Pronouncements
Recently Issued Accounting Standards
In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements," which further clarifies the determination of fair value of leases and modifies transition disclosure requirements for changes in accounting principles. The effective date of the amendments is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of this pronouncement on the Company’s consolidated financial statements and disclosures. As stated below, the Company adopted Accounting Standards Codification ("ASC") 842 ("ASU 2016-02), Leases, as of January 1, 2019.
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
In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans.  The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant.  This update should be applied on a retrospective basis to all periods presented and is effective for fiscal years ending after December 31, 2020.  Early adoption is permitted.  The Company expects this new guidance will have minimal impact on its financial reporting.
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (ASU 2017-04), which addresses changes to the testing for goodwill impairment by eliminating Step 2 of the process. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted; however, the Company has elected not to adopt early as this ASU will not have a significant impact on the Company’s consolidated financial statements.
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which was clarified by ASU 2018-11 and addresses the recognition of assets and liabilities that arise from all leases. The guidance requires lessees to recognize right-of-use assets

("ROU") and lease liabilities for most leases in the Consolidated Balance Sheets. The guidance is effective for annual and interim periods beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 and has elected the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption. The new standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company has not elected the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify, which means for those leases that qualify, the Company will not recognize ROU assets or lease liabilities. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases. Refer to Note 19 "Leases."

NOTE 2 – SIGNIFICANT ACQUISITIONS AND DIVESTITURES
The Company did not complete any acquisitions during the three months ended March 31, 2019 or 2018. Total transaction and integration costs related to recent acquisitions, including the subsequent event identified below, are recorded in general and administrative expenses and amounted to $485 and $689 for the three months ended March 31, 2019 and 2018, respectively.
Potential Divestiture
As of March 31, 2019, the Company was in negotiations for the sale of an insignificant portion of the Company's business. The transaction is estimated to be completed during 2019 and no gain or loss has been recognized in the Company's condensed consolidated statements of earnings as of March 31, 2019. The related assets and liabilities have been reclassified as current assets held for sale and current liabilities held for sale within the Company's condensed consolidated balance sheets as of March 31, 2019 and include the following:

March 31, 2019
Accounts receivable	$353
Inventory	376
Property, plant, and equipment, net	9,314
Right of use assets	317
Goodwill	1,380
Other current assets	8
Assets held for sale	$11,748

Trade accounts payable	$126
Accrued expenses	260
Accrued compensation and other benefits	52
Lease liabilities	319
Liabilities held for sale	$757

Subsequent Event
On May 2, 2019, the Company entered into a securities purchase agreement for the acquisition of Chemogas Holding NV and its Subsidiaries ("Chemogas"), a privately held specialty gases company headquartered in Grimbergen, Belgium, for a purchase price of €95,000, subject to certain adjustments as provided in the definitive agreement. The transaction is subject to customary conditions to closing and will be financed through the Company's Credit Agreement (as defined below) and cash on hand.
Chemogas has been a leader in the packaging and distribution of a wide variety of specialty gases, most notably ethylene oxide, primarily in the European and Asian markets, for medical device sterilization. Through its operational and logistical excellence, Chemogas supports its customers' needs across more than 70 countries. With this acquisition, Balchem significantly expands its geographic presence in the packaged ethylene oxide market, enabling the Company to offer worldwide service and support to its medical device sterilization customers within the Specialty Products segment. The Chemogas sites in Europe and Asia will form a global network of facilities when combined with Balchem's sites in the United States.
In connection with this transaction, the Company incurred transaction costs of $307 for the three months ended March 31, 2019, which are included in general and administrative expenses.

NOTE 3 – STOCKHOLDERS’ EQUITY
STOCK-BASED COMPENSATION
The Company’s results for the three months ended March 31, 2019 and 2018 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended March 31,
	2019	2018
Cost of sales	$288	$245
Operating expenses	1,343	1,548
Net earnings	(1,258)	(1,378)
As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2019, the plans had 1,096,274 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, three to four years for employee restricted stock awards, three years for employee performance share awards, and three to four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.
Option activity for the three months ended March 31, 2019 and 2018 is summarized below:

For the three months ended March 31, 2019	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2018	887	$61.59	$16,192
Granted	185	84.19
Exercised	(7)	40.85
Forfeited	—	—
Canceled	—	—
Outstanding as of March 31, 2019	1,065	$65.64	$28,924	6.7

Exercisable as of March 31, 2019	685	$56.91	$24,588	5.4

For the three months ended March 31, 2018	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2017	946	$55.44	$24,714
Granted	148	74.57
Exercised	(39)	32.83
Forfeited	(1)	73.49
Canceled	(1)	25.39
Outstanding as of March 31, 2018	1,053	$58.98	$24,680	6.6

Exercisable as of March 31, 2018	637	$48.54	$21,306	5.3

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.6% and 0.6%; expected volatilities of 24% and 27%; risk-free interest rates of 2.5% and 2.6%; and expected lives of 4.0 years and 4.4 years, in each case for the three months ended March 31, 2019 and 2018, respectively.
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
Other information pertaining to option activity during the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Weighted-average fair value of options granted	$18.26	$18.62
Total intrinsic value of stock options exercised ($000s)	$302	$1,825

Non-vested restricted stock activity for the three months ended March 31, 2019 and 2018 is summarized below:

Three months ended March 31, 2019	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2018	79	$72.75
Granted	66	84.27
Vested	(8)	58.52
Forfeited	—	—
Non-vested balance as of March 31, 2019	137	$79.16

Three months ended March 31, 2018	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2017	66	$65.66
Granted	36	74.57
Vested	(6)	50.32
Forfeited	—	—
Non-vested balance as of March 31, 2018	96	$70.10

Non-vested performance share activity for the three months ended March 31, 2019 and 2018 is summarized below:

Three months ended March 31, 2019	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2018	53	$75.61
Granted	33	81.79
Vested	(9)	65.64
Forfeited	(7)	60.85
Non-vested balance as of March 31, 2019	70	$81.26

Three months ended March 31, 2018	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2017	39	$72.62
Granted	32	71.27
Vested	(15)	58.78
Forfeited	—	—
Non-vested balance as of March 31, 2018	56	$75.47
The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 2.5% and 2.4%; dividend yields of 0.5% and 0.5%; volatilities of 24% and 27%; and initial TSR’s of -5.9% and -10.5%, in each case for the three months ended March 31, 2019 and 2018, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
As of March 31, 2019 and 2018, there was $17,475 and $13,487, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2019, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years. The Company estimates that share-based compensation expense for the year ended December 31, 2019 will be approximately $7,700.
REPURCHASE OF COMMON STOCK
The Company has an approved stock repurchase program. The total authorization under this program is 3,763,083 shares. Since the inception of the program in June 1999, a total of 2,199,268 shares have been purchased, of which 6,196 shares remained in treasury at March 31, 2019. During the three months ended March 31, 2019 and 2018, a total of 8,496 and 10,454 shares, respectively, have been purchased at an average cost of $85.53 and $75.04 per share, respectively. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors.

NOTE 4 – INVENTORIES
Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$21,398	$23,661
Work in progress	5,102	4,649
Finished goods	40,264	38,877
Total inventories	$66,764	$67,187

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019	December 31, 2018
Land	$8,489	$7,965
Building	68,844	67,702
Equipment	201,890	213,909
Construction in progress	21,362	18,170
	300,585	307,746
Less: accumulated depreciation	112,549	113,407
Property, plant and equipment, net	$188,036	$194,339

NOTE 6 – INTANGIBLE ASSETS
The Company had goodwill in the amount of $446,453 and $447,995 as of March 31, 2019 and December 31, 2018, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The decrease in goodwill is primarily the result of the reclassification of a portion of the Company's goodwill to assets held for sale (See Note 2) of $1,380, with the remaining change due to foreign exchange translation adjustments. Refer to Note 2 "Significant Acquisitions and Divestitures" for more information.
Identifiable intangible assets with finite lives at March 31, 2019 and December 31, 2018 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 03/31/19	Accumulated Amortization at 3/31/2019	Gross Carrying Amount at 12/31/2018	Accumulated Amortization at 12/31/2018
Customer relationships & lists	10	$192,120	$126,408	$192,185	$122,545
Trademarks & trade names	5-17	39,681	17,409	39,934	16,755
Developed technology	5	13,338	9,271	13,338	8,604
Other	3-18	14,907	6,870	14,913	6,481
		$260,046	$159,958	$260,370	$154,385

Amortization of identifiable intangible assets was approximately $5,842 and $6,193 for the three months ended March 31, 2019 and 2018, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $17,140 for the remainder of 2019, $20,878 for 2020, $17,645 for 2021, $16,151 for 2022, $14,879 for 2023 and $6,486 for 2024. At March 31, 2019 and 2018, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2019 and 2018.

NOTE 7 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and expansion will be funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support.  Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $101 and $139 for the three months ended March 31, 2019 and 2018, respectively, relating to its portion of the joint venture's expenses in other expense. The carrying value of the joint venture at March 31, 2019 and December 31, 2018 is $4,801 and $4,902, respectively, and is recorded in other assets.

NOTE 8 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into a five year senior secured revolving credit agreement (“Credit Agreement”), which replaced the existing credit facility that had provided for a senior secured term loan A of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan A, which was due May 2019.  There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.  As of March 31, 2019, the balance outstanding amounted to $140,000.
Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 3.496% at March 31, 2019.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.15% at March 31, 2019).  The unused portion of the revolving loan amounted to $360,000 at March 31, 2019.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method.  Capitalized costs net of accumulated amortization totaled $1,197 and $1,268 at March 31, 2019 and December 31, 2018, respectively, and are included in other assets on the balance sheet. Amortization expense pertaining to these costs totaled $71 and $109 for the three months ended March 31, 2019 and 2018, respectively, and are included in interest expense in the accompanying condensed consolidated statements of earnings.
The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At March 31, 2019, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the Company.

NOTE 9 – NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

Three months ended March 31, 2019	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$18,783	32,188,469	$.58
Effect of dilutive securities – stock options, restricted stock, and performance shares		320,663
Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$18,783	32,509,132	$.58

Three months ended March 31, 2018	Net Earnings (Numerator)	Number of Shares (Denominator)	Per Share Amount
Basic EPS – Net earnings and weighted average common shares outstanding	$19,346	31,985,332	$.60
Effect of dilutive securities – stock options, restricted stock, and performance shares		342,001
Diluted EPS – Net earnings and weighted average common shares outstanding and effect of stock options, restricted stock, and performance shares	$19,346	32,327,333	$.60

The Company had 515,573 and 347,211 stock options outstanding at March 31, 2019 and 2018, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 – INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2019 and 2018, was 24.2% and 23.2%, respectively. The increase in the effective tax rate for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was attributable to higher state taxes and lower excess tax benefits from stock-based compensation.
Balchem will continue to evaluate and analyze the impact of the U.S. Tax Cuts and Jobs Act that was enacted on December 22, 2017 and the additional guidance that has been issued, and may be issued, by the U.S. Department of Treasury, the Securities and Exchange Commission, or the Financial Accounting Standards Board regarding this act.
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
The Company accounts for uncertainty in income taxes utilizing ASC 740-10, "Income Taxes". ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. The application of ASC 740-10 requires judgment related to the uncertainty in income taxes and could impact our effective tax rate.
The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2019, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2014. As of March 31, 2019 and December 31, 2018, the Company had approximately $5,648 and $5,709, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2019 and December 31, 2018 was approximately $1,854 and $1,839, respectively, and is included in other long-term obligations.

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

The segment information is summarized as follows:
Business Segment Assets:

	March 31, 2019	December 31, 2018
Human Nutrition & Health	$703,042	$702,692
Animal Nutrition & Health	135,738	136,810
Specialty Products	65,715	59,558
Industrial Products	25,588	22,822
Other Unallocated (1)	41,805	59,473
Total	$971,888	$981,355

(1) Other unallocated assets consist of certain cash, receivables, prepaid expenses, equipment and leasehold improvements, net of accumulated depreciation, and deferred income taxes, which the Company does not allocate to its individual business segments.

Business Segment Net Sales:

	Three Months Ended March 31,
	2019	2018
Human Nutrition & Health	$85,149	$83,063
Animal Nutrition & Health	43,361	46,141
Specialty Products	18,424	17,740
Industrial Products	10,095	14,466
Total	$157,029	$161,410
Business Segment Earnings Before Income Taxes:

	Three Months Ended March 31,
	2019	2018
Human Nutrition & Health	$13,703	$12,932
Animal Nutrition & Health	5,256	7,484
Specialty Products	6,697	5,034
Industrial Products	1,637	2,479
Transaction costs, integration costs, and unallocated legal fees (2)	(804)	(689)
Unallocated amortization expense (3)	(9)	—
Interest and other (expense)	(1,687)	(2,063)
Total	$24,793	$25,177

(2) Transaction costs, integration costs and unallocated legal fees for three month ended March 31, 2019 and 2018, respectively, were primarily related to acquisitions.
(3) Unallocated amortization expense for three months ended March 31, 2019 was related to amortization of intangible assets in connection with a company-wide ERP system implementation.

Depreciation/Amortization:

	Three Months Ended March 31,
	2019	2018
Human Nutrition & Health	$7,986	$8,532
Animal Nutrition & Health	1,578	1,305
Specialty Products	1,021	1,010
Industrial Products	171	171
Total	$10,756	$11,018
Capital Expenditures:

	Three Months Ended March 31,
	2019	2018
Human Nutrition & Health	$5,255	$2,079
Animal Nutrition & Health	1,471	830
Specialty Products	1,474	582
Industrial Products	288	244
Total	$8,488	$3,735

NOTE 12 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.
The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31,
	2019	2018
Product Sales	$143,874	$146,914
Co-manufacturing	10,630	10,707
Bill and Hold	857	1,289
Consignment	589	1,045
Product Sales Revenue	155,950	159,955
Royalty Revenue	1,079	1,455
Total Revenue	$157,029	$161,410
The following table presents revenues disaggregated by geography, based on the billing addresses of customers:

	Three Months Ended March 31,
	2019	2018
United States	$118,111	$120,668
Foreign Countries	38,918	40,742
Total Revenue	$157,029	$161,410

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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the three months ended March 31, 2019 and 2018 for income taxes and interest is as follows:

	Three Months Ended March 31,
	2019	2018
Income taxes	$58	$—
Interest	$1,459	$1,763

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive (loss)/income were as follows:

	Three Months Ended March 31,
	2019	2018
Net foreign currency translation adjustment	$(1,089)	$1,363

Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	18	18
Amortization of gain	(11)	(1)
Total before tax	7	17
Tax	(2)	(4)
Net of tax	5	13

Total other comprehensive (loss)/income	$(1,084)	$1,376
Accumulated other comprehensive loss at March 31, 2019 and December 31, 2018 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2018	$(4,285)	$683	$(3,602)
Other comprehensive (loss)/income	(1,089)	5	(1,084)
Balance March 31, 2019	$(5,374)	$688	$(4,686)

NOTE 15 – EMPLOYEE BENEFIT PLANS
The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that under a collective bargaining agreement covers eligible retired employees of the Verona facility and a plan for those named as executive officers in the Company’s proxy statement.
Net periodic benefit costs for such retirement medical plans were as follows:

	Three Months Ended March 31,
	2019	2018
Service cost	$16	$19
Interest cost	10	11
Amortization of prior service cost	18	18
Amortization of gain	(11)	(1)
Net periodic benefit cost	$33	$47

The amount recorded for these obligations on the Company’s balance sheet as of March 31, 2019 and December 31, 2018 is $1,200 and $1,174, respectively, and is included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.
On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability was $1,513 and $265 as of March 31, 2019 and December 31, 2018, respectively, and is included in other long-term obligations on the Company’s balance sheet. The related rabbi trust assets were $1,513 and $265 as of March 31, 2019 and December 31, 2018, respectively, and are included in other non-current assets on the Company's balance sheet.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Rent expense charged to operations under lease agreements for the three months ended March 31, 2019 and 2018 aggregated approximately $813 and $786, respectively.
Aggregate future minimum rental payments required under all non-cancelable operating leases at March 31, 2019 are as follows:

Year
April 1, 2019 to December 31, 2019	$2,562
2020	2,912
2021	2,005
2022	1,415
2023	1,176
2024	1,024
Thereafter	3,594
Total minimum lease payments	$14,688

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

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2019 and December 31, 2018 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at March 31, 2019 and December 31, 2018 includes $797 and $793 in money market funds, respectively. Non-current assets at March 31, 2019 and December 31, 2018 includes $1,513 and $265, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

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
The services the Company provided amounted to $868 and $927, respectively, for the three months ended March 31, 2019 and 2018. The raw materials sold amounted to $6,808 and $7,278, respectively, for the three months ended March 31, 2019 and 2018. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $5,312 and $6,036, respectively, for the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, the Company had receivables of $4,897 and $3,210, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and payables of $1,567 and $1,943, respectively, for finished goods received recorded in accrued expenses. In addition, the Company had payables in the amount of $310 and $314, respectively, related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accrued expenses as of March 31, 2019 and December 31, 2018, respectively.

NOTE 19 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. All leases are categorized as operating leases. As a result of electing the practical expedient, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the ROU asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years beyond the implementation date, which is January 1, 2019. In addition, the Company has historically not been exercising purchase options with equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with a new lease. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.
The Company did not identify any embedded leases. As indicated above, the Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the consolidated balance sheet.
Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rate, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the company applied the following discount rates upon implementation: (1) 1-2 years, 3.45% (2) 3-4 years, 4.04% (3) 5-9 years, 4.38% and (4) 10+ years, 5.10%.
For the three months ended March 31, 2019, the Company's total lease cost is as follows, which includes both amounts recognized in profits or losses during the period and amounts capitalized on the balance sheet, and the cash flows arising from lease transactions:

Three Months Ended March 31,
2019
Lease Cost
Operating lease cost	813

Other information
(Gains) and losses on sale and leaseback transactions, net	—

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	819

Right-of-use assets obtained in exchange for new operating lease liabilities	12,874

Weighted-average remaining lease term - operating leases	4.88 years

Weighted-average discount rate - operating	4.5%

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (All amounts in thousands, except share and per share data)
This Report contains forward-looking statements, within the meaning of Section 21E of the Exchange Act, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2018 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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
Sales of value-added encapsulated products are highly dependent on overall industry economics as well as our ability to leverage the results of university and field research on the animal health and production benefits of our products. We believe that success in the commodity-oriented basic choline chloride marketplace is highly dependent on our ability to maintain our strong reputation for excellent product quality and customer service. We continue to drive production efficiencies in order to maintain our competitive-cost position to effectively compete in a global marketplace.
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
Industrial Products
Certain derivatives of choline chloride are manufactured and sold into industrial applications predominately as a component for hydraulic fracturing of shale natural gas wells. Our products offer an attractive, effective and more environmentally responsible alternative than other clay stabilizers. Our industrial grade choline bicarbonate is completely chloride free and our choline chloride reduces the amount of chlorides released into the environment up to 75% when compared to potassium chloride. Our Industrial Products segment also includes the manufacture and sale of methylamines. Methylamines are a primary building block for the manufacture of choline products and are produced at our Italian operation and sold for a wide range of industrial applications in Europe.
We sell products for all four segments through our own sales force, independent distributors, and sales agents.
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three months ended March 31, 2019 and 2018:
Business Segment Net Sales:

	Three Months Ended March 31,
	2019	2018
Human Nutrition & Health	$85,149	$83,063
Animal Nutrition & Health	43,361	46,141
Specialty Products	18,424	17,740
Industrial Products	10,095	14,466
Total	$157,029	$161,410

Business Segment Earnings From Operations:

	Three Months Ended March 31,
	2019	2018
Human Nutrition & Health	$13,703	$12,932
Animal Nutrition & Health	5,256	7,484
Specialty Products	6,697	5,034
Industrial Products	1,637	2,479
Transaction costs, integration costs, and unallocated legal fees	(804)	(689)
Unallocated amortization expense	(9)	—
Total	$26,480	$27,240

RESULTS OF OPERATIONS
(All amounts in thousands, except share and per share data)
Three months ended March 31, 2019 compared to three months ended March 31, 2018.
Net Sales
Net sales for the three months ended March 31, 2019 were $157,029, as compared with $161,410 for the three months ended March 31, 2018, a decrease of $4,381 or 2.7%.  Net sales for the Human Nutrition & Health segment were $85,149 for the three months ended March 31, 2019, compared with $83,063 for the three months ended March 31, 2018, an increase of $2,086 or 2.5%.  Sales within our ingredient solutions business into food and beverage markets were up $2,987 or 5.3% compared to the three months ended March 31, 2018. Also contributing to the sales increase was higher cereal systems sales, which were up $358 or 5.7%. These increases were partially offset by a decrease in human nutrition and pharma sales of $1,259 or 6.3% compared to the three months ended March 31, 2018. Net sales for the Animal Nutrition & Health segment were $43,361 for the three months ended March 31, 2019, as compared with $46,141 for the three months ended March 31, 2018, a decrease of $2,780 or 6.0%. Global feed grade choline product sales decreased by $3,624 or 11.4% primarily due to lower volumes. The first quarter of 2018 received a benefit from supply disruptions of choline out of China, which did not occur during 2019. Sales of products targeted for ruminant animal feed markets increased by $529 or 4.7% from the prior year comparable period. The increase was primarily the result of increased volumes, partially offset by lower average selling prices due to mix and weakening dairy economics. Net sales for the Specialty Products segment were $18,424 for the three months ended March 31, 2019, as compared with $17,740 for the three months ended March 31, 2018, an increase of $684 or 3.9%. The increase was primarily due to higher ethylene oxide volumes for medical device sterilization and improved mix, partially offset by lower volumes and average selling prices in the plant nutrition business.  Net sales for the Industrial Products segment were $10,095 for the three months ended March 31, 2019 as compared to $14,466 for the three months ended March 31, 2018, a decrease of $4,371 or 30.2%.  The decrease is principally due to lower sales volumes of various choline and choline derivatives used in shale fracking applications.
Gross Margin
For the three months ended March 31, 2019, gross margin decreased to $49,095 compared to $51,459 for the three months ended March 31, 2018, a decrease of $2,364 or 4.6%.  Gross margin as a percentage of sales for the three months ended March 31, 2019 decreased to 31.3% from 31.9% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment decreased 2.7% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to mix and inefficiencies primarily due to certain lower volumes. Gross margin percentage decreased for Animal Nutrition & Health by 1.3% primarily due to lower global feed grade choline volumes and margins in the European monogastric business as a result of increased competitive activity.  Gross margin percentage for the Specialty Products increased 4.7% compared to the three month period ended March 31, 2018 primarily due to the aforementioned higher ethylene oxide volumes and product mix. Industrial Products gross margin percentage increased 1.6% from the prior year comparative period, primarily due to higher average selling prices.
Operating Expenses
Operating expenses for the three months ended March 31, 2019 were $22,615 or 14.4% of net sales as compared to $24,219 or 15.0% of net sales for the three months ended March 31, 2018.  The decrease was primarily due to a decrease in certain compensation-related expenses of $1,589, an increase in insurance proceeds associated with the Clearfield fire of $1,137, and lower amortization of $332, which was partially offset by an increase in legal fees of $374, increased research and development costs of $326, certain increased outside services of $198 and increased recruiting and relocation expenses of $150.

Earnings from Operations
Principally as a result of the above-noted details, earnings from operations for the three months ended March 31, 2019 were $26,480 as compared to $27,240 for the three months ended March 31, 2018, a decrease of $760 or 2.8%.  Earnings from operations as a percentage of sales were 16.9% for the three months ended March 31, 2019 and 2018. Earnings from the Human Nutrition & Health segment were $13,703 an increase of $771 or 6.0%, primarily due to the aforementioned higher sales and lower operating expenses, partially offset by mix and inefficiencies primarily due to certain lower volumes. Animal Nutrition & Health segment earnings from operations were $5,256, a decrease of $2,228 or 29.8%, primarily the result of lower global feed grade choline volumes and margins in the European monogastric business as a result of increased competitive activity. Earnings from operations from the Specialty Products segment were $6,697, an increase of $1,663 or 33.0%, primarily due to higher sales and improved gross margins.  Earnings from operations from the Industrial Products segment of $1,637 for the quarter ended March 31, 2019 decreased $842 compared to the quarter ended March 31, 2018, primarily due to the aforementioned lower sales volumes.
Other Expenses (Income)
Interest expense for the three months ended March 31, 2019 and 2018 was $1,589 and $1,874, respectively, which is primarily related to outstanding borrowings under the Credit Agreement.  Other expense was $98 for the three months ended March 31, 2019 and $189 for the three months ended March 31, 2018, respectively.
Income Tax Expense
Our effective tax rate for the three months ended March 31, 2019 and 2018, was 24.2% and 23.2%, respectively.  The increase was attributable to lower excess tax benefits from stock-based compensation and higher state taxes.
Net Earnings
Principally as a result of the above-noted details, net earnings for the three months ended March 31, 2019 were $18,783 as compared with $19,346 for the three months ended March 31, 2018, a decrease of $563 or 2.9%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)
During the three months ended March 31, 2019, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.  We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents decreased to $39,004 at March 31, 2019 from $54,268 at December 31, 2018. At March 31, 2019, the Company had $20,427 of cash and cash equivalents held by foreign subsidiaries.  It is our intention to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional taxes to repatriate these funds.  Working capital was $157,856 at March 31, 2019 as compared to $144,258 at December 31, 2018, an increase of $13,598, and this reflects the reclassification of assets and liabilities held for sale as of March 31, 2019 of $11,748 and $757, respectively.
Operating Activities
Cash flows from operating activities provided $22,483 for the three months ended March 31, 2019 as compared to $25,479 for the three months ended March 31, 2018.  The decrease in cash flows from operating activities was primarily due to working capital changes and the aforementioned decrease in earnings.
Investing Activities
We continue to invest in projects across all production facilities and capital expenditures were $8,488 and $3,735 for the three months ended March 31, 2019 and 2018, respectively.

Financing Activities
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,199,268 shares have been purchased, and we had 6,196 shares remaining in treasury at March 31, 2019.  We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors.
Proceeds from stock options exercised were $288 and $1,261 for the three months ended March 31, 2019 and 2018, respectively.  Dividend payments were $15,135 and $13,421 for the three months ended March 31, 2019 and 2018, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15 – Employee Benefit Plans.  The liability recorded in other long-term liabilities on the consolidated balance sheet as of March 31, 2019 and December 31, 2018 was $1,200 and $1,174, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the plans.
On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of March 31, 2019 and December 31, 2018 was $1,513 and $265, respectively, and is included in other long-term obligations on our balance sheet.

Critical Accounting Policies
There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2018 Annual Report on Form 10-K, during the three months ended March 31, 2019.

Related Party Transactions
The Company was engaged in related party transactions with St. Gabriel CC Company, LLC during the three months ended March 31, 2019. Refer to Note 18, "Related Party Transactions".

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. We have no derivative financial instruments or derivative commodity instruments, nor do we have any financial instruments entered into for trading or hedging purposes. As of March 31, 2019, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at March 31, 2019, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,400. We are exposed to market risks for changes in foreign currency rates and has exposure to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of changes in foreign exchange rates and raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

(b)	Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II.	Other Information

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2C.	Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	—	$—	—	$124,066,486
February 1-28, 2019	8,496	$85.53	8,496	$136,548,396
March 1-31, 2019	—	$—	—	$136,548,396
	8,496		8,496

(1) We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,199,268 shares have been purchased, of which 6,196 shares remained in treasury at March 31, 2019. There is no expiration for this program.

(2) Average price paid per share includes costs associated with the repurchases

Item 6.	Exhibits

Exhibit Number	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALCHEM CORPORATION

By: /s/ Theodore L. Harris
Theodore L. Harris, Chairman, President and Chief Executive Officer

By: /s/ Martin Bengtsson
Martin Bengtsson, Chief Financial Officer and Treasurer

Date: May 3, 2019