Form 10-Q
period 2019-06-30
BALCHEM CORP
filed 2019-08-01
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number: 1-13648
_______________________________________________________________________________________________________________
Balchem Corporation
(Exact name of Registrant as specified in its charter)

Maryland	13-2578432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

52 Sunrise Park Road, New Hampton, NY 10958
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (845) 326-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $.06-2/3 per share	BCPC	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2019, the registrant had 32,356,796 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	June 30, 2019 (unaudited)	December 31, 2018
Current assets:
Cash and cash equivalents	$41,674	$54,268
Accounts receivable, net of allowance for doubtful accounts of $1,159 and $610 at June 30, 2019 and December 31, 2018 respectively	101,595	99,545
Inventories	68,430	67,187
Prepaid expenses	5,344	3,830
Prepaid income taxes	977	—
Assets held for sale	12,313	—
Other current assets	1,552	1,484
Total current assets	231,885	226,314

Property, plant and equipment, net	204,019	194,339
Goodwill	506,852	447,995
Intangible assets with finite lives, net	139,769	105,985
Right of use assets	7,203	—
Other assets	8,592	6,722
Total assets	$1,098,320	$981,355

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$29,439	$33,345
Accrued expenses	22,979	22,025
Accrued compensation and other benefits	6,749	11,022
Dividends payable	78	15,220
Income tax payable	—	444
Lease liabilities - current	2,316	—
Liabilities held for sale	530	—
Total current liabilities	62,091	82,056

Revolving loan	228,569	156,000
Deferred income taxes	57,386	44,309
Lease liabilities - non-current	4,873	—
Derivative liabilities	4,617	—
Other long-term obligations	8,439	7,372
Total liabilities	365,975	289,737

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.0667 par value. Authorized 120,000,000 shares; 32,355,296 shares issued and outstanding at June 30, 2019 and 32,256,915 shares issued and 32,256,209 outstanding at December 31, 2018, respectively	2,157	2,151
Additional paid-in capital	169,743	165,098
Retained earnings	566,639	528,027
Accumulated other comprehensive loss	(6,194)	(3,602)
Treasury stock, at cost: 0 and 706 shares at June 30, 2019 and December 31, 2018, respectively	—	(56)
Total stockholders' equity	732,345	691,618

Total liabilities and stockholders' equity	$1,098,320	$981,355
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$161,554	$163,687	$318,583	$325,097

Cost of sales	107,636	110,221	215,570	220,172

Gross margin	53,918	53,466	103,013	104,925

Operating expenses:
Selling expenses	15,494	14,495	29,620	28,554
Research and development expenses	2,852	3,230	5,747	5,799
General and administrative expenses	9,170	8,638	14,764	16,229
	27,516	26,363	50,131	50,582

Earnings from operations	26,402	27,103	52,882	54,343

Other expenses:
Interest expense, net	1,488	2,265	3,077	4,139
Other, net	33	(223)	131	(34)
	1,521	2,042	3,208	4,105

Earnings before income tax expense	24,881	25,061	49,674	50,238

Income tax expense	5,052	5,382	11,062	11,213

Net earnings	$19,829	$19,679	$38,612	$39,025

Net earnings per common share - basic	$0.62	$0.61	$1.20	$1.22

Net earnings per common share - diluted	$0.61	$0.61	$1.19	$1.21
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net earnings	$19,829	$19,679	$38,612	$39,025

Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustment	(215)	(2,911)	(1,304)	(1,548)
Unrealized loss on cash flow hedge	(1,299)	—	(1,299)	—
Net change in postretirement benefit plans	6	16	11	29
Other comprehensive loss	(1,508)	(2,895)	(2,592)	(1,519)

Comprehensive income	$18,321	$16,784	$36,020	$37,506
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2019 and 2018
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Treasury Stock		Additional Paid-in Capital
				Shares	Amount	Shares	Amount
Balance - December 31, 2018	$691,618	$528,027	$(3,602)	32,256,209	$2,151	(706)	$(56)	$165,098
Net earnings	18,783	18,783	—	—	—	—	—	—
Other comprehensive (loss)	(1,084)	—	(1,084)	—	—	—	—	—
Treasury shares purchased	(727)	—	—	—	—	(8,496)	(727)	—
Shares and options issued under stock plans	1,919	—	—	73,823	5	3,006	250	1,664
Balance - March 31, 2019	710,509	546,810	(4,686)	32,330,032	2,156	(6,196)	(533)	166,762
Net earnings	19,829	19,829	—	—	—	—	—	—
Other comprehensive (loss)	(1,508)	—	(1,508)	—	—	—	—	—
Shares and options issued under stock plans	3,515	—	—	25,264	1	6,196	533	2,981
Balance - June 30, 2019	$732,345	$566,639	$(6,194)	32,355,296	$2,157	—	$—	$169,743

Balance - December 31, 2017	$616,881	$464,639	$(1,642)	32,019,605	$2,135	—	$—	$151,749
Net earnings	19,346	19,346	—	—	—	—	—	—
Other comprehensive income	1,376	—	1,376	—	—	—	—	—
Dividends	1	1	—	—	—	—	—	—
Treasury shares purchased	(786)	—	—	—	—	(10,454)	(786)	—
Shares and options issued under stock plans	3,072	—	—	80,505	5	10,454	786	2,281
Balance - March 31, 2018	639,890	483,986	(266)	32,100,110	2,140	—	—	154,030
Net earnings	19,679	19,679	—	—	—	—	—	—
Other comprehensive (loss)	(2,895)	—	(2,895)	—	—	—	—	—
Treasury shares purchased	(437)	—	—	—	—	(4,408)	(437)	—
Shares and options issued under stock plans	6,983	—	—	112,984	8	—	—	6,975
Balance - June 30, 2018	$663,220	$503,665	$(3,161)	32,213,094	$2,148	(4,408)	$(437)	$161,005
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$38,612	$39,025

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,732	22,426
Stock compensation expense	3,622	3,459
Deferred income taxes	(324)	(179)
Provision for (recovery of) doubtful accounts	666	(50)
Foreign currency transaction loss	74	(137)
Asset impairment charge	114	979
Gain on disposal of assets	(2,717)	(551)
Changes in assets and liabilities
Accounts receivable	563	(7,560)
Inventories	(681)	(9,565)
Prepaid expenses and other current assets	(1,062)	(724)
Accounts payable and accrued expenses	(11,039)	754
Income taxes	(609)	(1,958)
Other	(139)	777
Net cash provided by operating activities	48,812	46,696

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(94,690)	—
Capital expenditures	(14,688)	(7,700)
Proceeds from insurance	2,727	1,590
Proceeds from sale of assets	2	576
Intangible assets acquired	(26)	(296)
Purchase of convertible note	(1,000)	—
Net cash used in investing activities	(107,675)	(5,830)

Cash flows from financing activities:
Proceeds from revolving loan	108,569	210,750
Principal payments on revolving loan	(36,000)	—
Principal payments on long-term debt	—	(219,500)
Principal payments on acquired debt	(12,222)	—
Cash paid for financing costs	—	(1,123)
Proceeds from stock options exercised	1,809	6,578
Dividends paid	(15,135)	(13,428)
Purchase of treasury stock	(727)	(1,223)
Net cash provided by (used in) financing activities	46,294	(17,946)

Effect of exchange rate changes on cash	(25)	(860)

(Decrease) increase in cash and cash equivalents	(12,594)	22,060

Cash and cash equivalents beginning of period	54,268	40,416
Cash and cash equivalents end of period	$41,674	$62,476
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in its December 31, 2018 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements reflect the operations of Balchem Corporation and its subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results expected for the full year or any interim period.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
Recent Accounting Pronouncements
Recently Issued Accounting Standards
In May and April 2019, the FASB issued Accounting Standards Update ("ASU") 2019-05 and ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" which further clarifies the ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326). In June 2016, the FASB issued ASU No. 2016-13 which requires that credit losses be reported based on expected losses compared to the current incurred loss model. These updates made several consequential amendments to the Codification which requires the accounting for available-for-sale debt securities to be individually assessed for credit losses when fair value is less than the amortized cost basis. The standard is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company does not expect this new guidance to have a significant impact on its financial reporting.
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 815, Derivative and Hedging". The guidance further clarified ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. As stated below, the Company early adopted ASU 2017-12 in the second quarter of 2019.
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
Recently Adopted Accounting Standards
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of companies' risk management activities in its financial statements, as well as simplifying the application of hedge accounting guidance especially in the area of assessment of effectiveness of the hedge. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted and all transaction requirements and elections should be applied to hedging relationships existing on the date of adoption. The Company has early adopted the new standard in the second quarter of 2019. Refer to Note 20, "Derivative Instruments and Hedging Activities."
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which was clarified by ASU 2018-11 and addresses the recognition of assets and liabilities that arise from all leases. The guidance requires lessees to recognize right-of-use assets ("ROU") and lease liabilities for most leases in the Consolidated Balance Sheets. The guidance is effective for annual and interim periods beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 and has elected the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption. The new standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company has not elected the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify, which means for those leases that qualify, the Company will not recognize ROU assets or lease liabilities. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases. Refer to Note 19, "Leases."

NOTE 2 – SIGNIFICANT ACQUISITIONS AND DIVESTITURES
On May 27, 2019, the Company acquired 100 percent of the outstanding common shares of Chemogas Holding NV and its subsidiaries ("Chemogas" or the "Acquisition"), a privately held specialty gases company headquartered in Grimbergen, Belgium. The Company made payments of approximately €99,503 (translated to $111,324) on the acquisition date, amounting to approximately €88,579 (translated to $99,102) to the former shareholders and approximately €10,924 (translated to $12,222) to Chemogas' lender to pay Chemogas bank debt. Considering the cash acquired of €3,943 (translated to $4,412), net payments made to the former shareholders were €84,636 (translated to $94,690). The acquisition was primarily financed through the Company's Credit Agreement (see Note 8, "Revolving Loan"). Chemogas is a leader in the packaging and distribution of a wide variety of specialty gases, most notably ethylene oxide, primarily in the European and Asian markets, for medical device sterilization. Through its operational and logistical excellence, Chemogas supports its customers' needs across more than 70 countries. With the acquisition, the Company significantly expands its geographic presence in the packaged ethylene oxide market, enabling the Company to offer worldwide service and support to its medical device sterilization customers within the Specialty Products segment. The Chemogas sites in Europe and Asia will form a global network of facilities when combined with the Company's sites in the United States.
The goodwill of $59,296 arising from the Acquisition consists largely of expected synergies, including the combined entities' experience and technical problem-solving capabilities, and acquired workforce. The goodwill is assigned to the Specialty Products segment and is not tax deductible for income tax purposes.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed:

Cash and cash equivalents	$4,412
Accounts receivable	4,176
Inventories	957
Property, plant and equipment	13,972
Customer relationships	41,396
Developed technology	2,461
Trade name	1,119
Other assets	1,518
Accounts payable	(3,261)
Bank debt	(12,222)
Other liabilities	(937)
Pension obligations (net)	(594)
Deferred income taxes	(13,191)
Goodwill	59,296
Amount paid to shareholders	99,102
Chemogas bank debt paid on purchase date	12,222
Total amount paid on acquisition date	$111,324

The estimated valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions that are subject to change. In preparing our preliminary fair value estimates of the intangible assets and certain tangible assets acquired, management, among other things, consulted an independent advisor. The purchase price and related allocation to assets acquired and liabilities assumed is preliminary pending management's final review of fair value calculations and deferred tax liabilities related to certain non-deductible assets.
Customer relationships are amortized over a 20-year period utilizing an accelerated method based on the estimated average customer attrition rate. Trade name and developed technology are amortized over 2 years and 10 years, respectively, utilizing the straight-line method as the consumption pattern of the related economic benefits cannot be reliably determined.
The Company is indemnified for tax liabilities prior to the Acquisition date. Indemnified tax liabilities will create an indemnification asset (receivable). At this time, an indemnification asset balance has not been established.
In connection with this transaction, the Company incurred transaction and integration costs of $556 and $862 for the three and six months ended June 30, 2019, respectively.
Total transaction and integration costs related to recent acquisitions, including the Chemogas acquisition described above, are recorded in general and administrative expenses. These costs amounted to $612 and $1,097 for the three and six months ended June 30, 2019, respectively, and $893 and $1,582 for the three and six months ended June 30, 2018, respectively.
Potential Divestiture
As of June 30, 2019, the Company was in negotiations for the sale of an insignificant portion of the Company's business and subsequently entered into an Asset Purchase Agreement for the sale of this portion of the business, which includes conditions to closing that must be fulfilled. The closing date of this transaction is still uncertain and no gain or loss has been recognized in the Company's condensed consolidated statements of earnings for the three or six months ending June 30, 2019. The anticipated gain or loss related to the transaction will not have a significant impact on the Company’s consolidated financial statements.

In connection with the potential divestiture, the following assets and liabilities have been reclassified as current assets held for sale and current liabilities held for sale within the Company's condensed consolidated balance sheets as of June 30, 2019:

June 30, 2019
Accounts receivable	$996
Inventory	292
Property, plant, and equipment, net	9,354
Right of use assets	291
Goodwill	1,380
Assets held for sale	$12,313

Trade accounts payable	$236
Lease liabilities	294
Liabilities held for sale	$530

NOTE 3 – STOCKHOLDERS’ EQUITY
STOCK-BASED COMPENSATION
The Company’s results for the three and six months ended June 30, 2019 and 2018 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended June 30,		Increase/(Decrease) for the Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$288	$242	$576	$487
Operating expenses	1,703	1,424	3,046	2,972
Net earnings	(1,533)	(1,280)	(2,791)	(2,657)
As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2019, the plans had 1,098,484 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, three to four years for employee restricted stock awards, three years for employee performance share awards, and three to four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2019 and 2018 is summarized below:

For the six months ended June 30, 2019	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2018	887	$61.59	$16,192
Granted	187	84.29
Exercised	(33)	55.88
Forfeited	(7)	80.59
Canceled	(4)	70.90
Outstanding as of June 30, 2019	1,030	$65.74	$35,242	6.5

Exercisable as of June 30, 2019	658	$56.77	$28,413	5.2

For the six months ended June 30, 2018	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2017	946	$55.44	$24,714
Granted	148	74.57
Exercised	(152)	43.32
Forfeited	(2)	75.44
Canceled	(1)	25.39
Outstanding as of June 30, 2018	939	$60.42	$35,409	6.6

Exercisable as of June 30, 2018	534	$49.19	$26,142	5.3

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.6% and 0.6%; expected volatilities of 24% and 27%; risk-free interest rates of 2.5% and 2.6%; and expected lives of 4.0 years and 4.4 years, in each case for the six months ended June 30, 2019 and 2018, respectively.
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
Other information pertaining to option activity during the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average fair value of options granted	$19.18	$—	$18.27	$18.62
Total intrinsic value of stock options exercised ($000s)	$997	$5,375	$1,299	$7,200

Non-vested restricted stock activity for the six months ended June 30, 2019 and 2018 is summarized below:

Six Months ended June 30, 2019	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2018	79	$72.75
Granted	67	84.44
Vested	(8)	58.52
Forfeited	(1)	76.73
Non-vested balance as of June 30, 2019	137	$79.31

Six months ended June 30, 2018	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2017	66	$65.66
Granted	37	75.19
Vested	(17)	57.65
Forfeited	—	—
Non-vested balance as of June 30, 2018	86	$71.40

Non-vested performance share activity for the six months ended June 30, 2019 and 2018 is summarized below:

Six Months ended June 30, 2019	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2018	53	$75.61
Granted	33	81.79
Vested	(9)	65.64
Forfeited	(7)	60.85
Non-vested balance as of June 30, 2019	70	$81.26

Six months ended June 30, 2018	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2017	39	$72.62
Granted	32	71.27
Vested	(15)	58.78
Forfeited	—	—
Non-vested balance as of June 30, 2018	56	$75.47
The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 2.5% and 2.4%; dividend yields of 0.5% and

0.5%; volatilities of 24% and 27%; and initial TSR’s of -5.9% and -10.5%, in each case for the six months ended June 30, 2019 and 2018, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
As of June 30, 2019 and 2018, there was $15,475 and $11,860, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2019, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years. The Company estimates that share-based compensation expense for the year ended December 31, 2019 will be approximately $7,600.
REPURCHASE OF COMMON STOCK
The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,199,268 shares have been purchased, of which no shares remained in treasury at June 30, 2019. During the six months ended June 30, 2019 and 2018, a total of 8,496 and 14,862 shares, respectively, have been purchased at an average cost of $85.53 and $82.22 per share, respectively. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans.

NOTE 4 – INVENTORIES
Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$25,196	$23,661
Work in progress	4,348	4,649
Finished goods	38,886	38,877
Total inventories	$68,430	$67,187

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019	December 31, 2018
Land	$11,671	$7,965
Building	73,189	67,702
Equipment	214,137	213,909
Construction in progress	22,905	18,170
	321,902	307,746
Less: accumulated depreciation	117,883	113,407
Property, plant and equipment, net	$204,019	$194,339

NOTE 6 – INTANGIBLE ASSETS
The Company had goodwill in the amount of $506,852 and $447,995 as of June 30, 2019 and December 31, 2018, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is primarily the result of the acquisition of Chemogas, partially offset by a reclassification of a portion of the Company's goodwill to assets held for sale of $1,380, with the remaining change due to foreign exchange translation adjustments. Refer to Note 2, "Significant Acquisitions and Divestitures," for more information.

Identifiable intangible assets with finite lives at June 30, 2019 and December 31, 2018 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 6/30/2019	Accumulated Amortization at 6/30/2019	Gross Carrying Amount at 12/31/2018	Accumulated Amortization at 12/31/2018
Customer relationships & lists	10-20	$234,252	$130,598	$192,185	$122,545
Trademarks & trade names	2-17	39,681	18,315	39,934	16,755
Developed technology	5-10	13,338	9,840	13,338	8,604
Other	3-18	18,600	7,349	14,913	6,481
		$305,871	$166,102	$260,370	$154,385

Amortization of identifiable intangible assets was approximately $6,128 and $11,970 for the three and six months ended June 30, 2019, respectively, and $6,279 and $12,472 for the three and six months ended June 30, 2018, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $13,534 for the remainder of 2019, $24,882 for 2020, $21,151 for 2021, $19,277 for 2022, $17,860 for 2023 and $9,332 for 2024. At June 30, 2019 and 2018, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2019 and 2018.

NOTE 7 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support.  Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $81 and $141 for the three months ended June 30, 2019 and 2018, respectively, and a loss of $182 and $280 for the six months ended June 30, 2019 and 2018, respectively, relating to its portion of the joint venture's expenses in other expense. The carrying value of the joint venture at June 30, 2019 and December 31, 2018 is $4,720 and $4,902, respectively, and is recorded in other assets.

NOTE 8 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into a five year senior secured revolving credit agreement (“Credit Agreement”), which replaced the existing credit facility that had provided for a senior secured term loan of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan, which was due May 2019. On May 23, 2019, the Company drew down an additional $108,569 to fund the Chemogas acquisition (see Note 2, "Significant Acquisitions and Divestitures"). In connection with these additional borrowings, the Company entered into an interest rate swap to protect against adverse fluctuations in interest rates (see Note 20, "Derivative Instruments and Hedging Activities"). As of June 30, 2019, the total balance outstanding on the Credit Agreement amounted to $228,569. There are no installment payments required on the revolving loans, they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 3.403% at June 30, 2019.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.15% at June 30, 2019).  The unused portion of the revolving loan amounted to $271,431 at June 30, 2019.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.

Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method.  Capitalized costs net of accumulated amortization totaled $1,127 and $1,369 at June 30, 2019 and June 30, 2018, respectively, and are included in other assets on the condensed consolidated balance sheet. Amortization expense pertaining to these costs totaled $71 and $120 for the three months ended June 30, 2019 and 2018, respectively, and $142 and $431 for the six months ended June 30, 2019 and 2018, respectively, and is included in interest expense in the accompanying condensed consolidated statements of earnings.
The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At June 30, 2019, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the Company.

NOTE 9 – NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Earnings - Basic and Diluted	$19,829	$19,679	$38,612	$39,025

Weighted Average Common Shares - Basic	32,208,851	32,077,353	32,198,660	32,031,342
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	373,694	360,366	341,826	346,324
Weighted Average Common Shares - Diluted	32,582,545	32,437,719	32,540,486	32,377,666

Net Earnings Per Share - Basic	$0.62	$0.61	$1.20	$1.22
Net Earnings Per Share - Diluted	$0.61	$0.61	$1.19	$1.21
The Company had 185,922 and 190,590 stock options outstanding at June 30, 2019 and 2018, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 – INCOME TAXES
The Company’s effective tax rate for the three months ended June 30, 2019 and 2018, was 20.3% and 21.5%, respectively, and 22.3% for the six months ended June 30, 2019 and 2018. The decrease in the effective tax rate for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was attributable to discrete items.
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

The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2019, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2014. As of June 30, 2019 and December 31, 2018, the Company had approximately $5,587 and $5,709, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s condensed consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the condensed consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2019 and December 31, 2018 was approximately $1,868 and $1,839, respectively, and is included in other long-term obligations.

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
Specialty Products
Ethylene oxide, at the 100% level and blended with carbon dioxide, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. The Company’s 100% ethylene oxide product and blends are distributed worldwide in specially designed, reusable and recyclable drum and cylinder packaging, to assure compliance with safety, quality and environmental standards as outlined by the applicable regulatory agencies in the countries our products are shipped to. The Company’s inventory of these specially built drums and cylinders, along with its four filling facilities, represents a significant capital investment. Contract sterilizers and medical device manufacturers are principal customers for this product. The Company also sells single use canisters with 100% ethylene oxide for use in sterilizing re-usable devices typically processed in autoclave units in hospitals. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.
The Company also distributes a number of other gases for various uses, most notably propylene oxide and ammonia. Propylene oxide is marketed and sold in the U.S. as a fumigant to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in certain shell and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes. The Company distributes its propylene oxide product in the U.S. primarily in recyclable, single-walled, carbon steel cylinders according to standards outlined by the EPA and the DOT. Propylene oxide is also sold worldwide to customers in approved reusable and recyclable drum and cylinder packaging for various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings. Ammonia is used primarily as a refrigerant, and also for heat treatment of metals and various chemical synthesis applications, and is distributed in reusable and recyclable drum and cylinder drum and cylinder packaging approved for use in the countries these products are shipped to. The Company's inventory of cylinders for these products also represents a significant capital investment.
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
The segment information is summarized as follows:
Business Segment Assets

	June 30, 2019	December 31, 2018
Human Nutrition & Health	$704,871	$702,692
Animal Nutrition & Health	132,992	136,810
Specialty Products	193,659	59,558
Industrial Products	21,920	22,822
Other Unallocated (1)	44,878	59,473
Total	$1,098,320	$981,355

(1) Other unallocated assets consist of certain cash, deferred financing costs, other assets, investments, and deferred income taxes, which the Company does not allocate to its individual business segments.

Business Segment Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Human Nutrition & Health	$85,872	$85,013	$171,021	$168,076
Animal Nutrition & Health	43,480	42,036	86,841	88,177
Specialty Products	24,907	22,864	43,331	40,604
Industrial Products	7,295	13,774	17,390	28,240
Total	$161,554	$163,687	$318,583	$325,097

Business Segment Earnings Before Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Human Nutrition & Health	$12,338	$9,685	$26,041	$22,617
Animal Nutrition & Health	5,045	7,023	10,301	14,507
Specialty Products	8,879	8,675	15,576	13,709
Industrial Products	911	2,613	2,548	5,092
Transaction and integration costs, ERP implementation costs, and unallocated legal fees (2)	(761)	(893)	(1,565)	(1,582)
Unallocated amortization expense (3)	(10)	—	(19)	—
Interest and other (expense)	(1,521)	(2,042)	(3,208)	(4,105)
Total	$24,881	$25,061	$49,674	$50,238

(2) Transaction and integration costs and unallocated legal fees for three and six month ended June 30, 2019 and 2018, respectively, were primarily related to acquisitions. ERP implementation costs for the three and six months ended June 30, 2019 and 2018 were related to a project in connection with a company-wide ERP system implementation.

(3) Unallocated amortization expense for three and six months ended June 30, 2019 was related to amortization of an intangible asset in connection with a company-wide ERP system implementation.
Depreciation/Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Human Nutrition & Health	$7,483	$8,384	$15,469	$16,916
Animal Nutrition & Health	1,623	1,294	3,201	2,599
Specialty Products	1,590	1,010	2,611	2,020
Industrial Products	119	180	290	351
Unallocated amortization expense	10	—	19	—
Total	$10,825	$10,868	$21,590	$21,886
Capital Expenditures

	Six Months Ended June 30,
	2019	2018
Human Nutrition & Health	$9,927	$4,091
Animal Nutrition & Health	2,216	1,763
Specialty Products	2,164	1,202
Industrial Products	381	644
Total	$14,688	$7,700

NOTE 12 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.

The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product Sales	$152,066	$152,791	$300,016	$305,450
Co-manufacturing	6,609	8,091	13,201	13,053
Bill and Hold	1,269	1,555	2,126	2,844
Consignment	531	333	1,082	1,378
Product Sales Revenue	160,475	162,770	316,425	322,725
Royalty Revenue	1,079	917	2,158	2,372
Total Revenue	$161,554	$163,687	$318,583	$325,097
The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$122,189	$125,019	$240,300	$245,687
Foreign Countries	39,365	38,668	78,283	79,410
Total Revenue	$161,554	$163,687	$318,583	$325,097

Product Sales Revenues
The Company’s primary operation is the manufacturing and sale of health and wellness ingredient products, in which the Company receives an order from a customer and fulfills that order. The Company’s product sales are considered point-in-time revenue and consist of four sub-streams: product sales, co-manufacturing, bill and hold, and consignment.
Under the co-manufacturing agreements, the Company is responsible for the manufacture of a finished good where the customer provides the majority of the raw materials.  The Company controls the manufacturing process and the ultimate end-product before it is shipped to the customer.  Based on these factors, the Company has determined that it is the principal in these agreements and therefore revenue is recognized in the gross amount of consideration the Company expects to be entitled for the goods provided.
Royalty Revenues
Royalty revenue consists of agreements with customers to use the Company’s intellectual property in exchange for a sales-based royalty. Royalties are considered over time revenue and are recorded in the Human Nutrition & Health segment.
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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the six months ended June 30, 2019 and 2018 for income taxes and interest is as follows:

	Six Months Ended June 30,
	2019	2018
Income taxes	$12,717	$12,830
Interest	$2,992	$3,576

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income/(loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net foreign currency translation adjustment	$(215)	$(2,911)	$(1,304)	$(1,548)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized loss on cash flow hedge	(1,706)	—	(1,706)	—
Tax	407	—	407	—
Net of tax	(1,299)	—	(1,299)	—

Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	18	17	36	35
Amortization of gain	(11)	(1)	(22)	(2)
Total before tax	7	16	14	33
Tax	(1)	—	(3)	(4)
Net of tax	6	16	11	29

Total other comprehensive loss	$(1,508)	$(2,895)	$(2,592)	$(1,519)
Included in "Net foreign currency translation adjustment" were $2,911 of losses related to a net investment hedge for the three and six months ended June 30, 2019. There were no such activities for the three and six months ended June 30, 2018. See Note 20, "Derivative Instruments and Hedging Activities".
Accumulated other comprehensive (loss)/income at June 30, 2019 and December 31, 2018 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedges	Postretirement benefit plan	Total
Balance December 31, 2018	$(4,285)	$—	$683	$(3,602)
Other comprehensive (loss)/income	(1,304)	(1,299)	11	(2,592)
Balance June 30, 2019	$(5,589)	$(1,299)	$694	$(6,194)

NOTE 15 – EMPLOYEE BENEFIT PLANS
Postretirement Medical Plans
The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that under a collective bargaining agreement covers eligible retired employees of the Verona facility and a plan for those named as executive officers in the Company’s proxy statement.
Net periodic benefit costs for such retirement medical plans were as follows:

	Six Months Ended June 30,
	2019	2018
Service cost	$32	$39
Interest cost	20	22
Amortization of prior service cost	36	35
Amortization of gain	(22)	(2)
Net periodic benefit cost	$66	$94

The amount recorded for these obligations on the Company’s balance sheet as of June 30, 2019 and December 31, 2018 is $1,225 and $1,174, respectively, and is included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plan have typically been less than $100 per year.
Deferred Compensation Plan
On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability was $1,642 and $265 as of June 30, 2019 and December 31, 2018, respectively, and is included in other long-term obligations on the Company’s balance sheets. The related rabbi trust assets were $1,642 and $265 as of June 30, 2019 and December 31, 2018, respectively, and are included in other non-current assets on the Company's balance sheets.
Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas, which had two defined benefit pension plans (DB plans), one of which was closed on December 31, 2018 and replaced by four individual defined contribution plans. The active pension plan is funded by means of employee and Company contributions and provide for the payment of a lump sum at retirement or payments in case of death of the covered employees. The DB plans are considered post-employment benefits. The amount recorded for these obligations on the Company's balance sheets as of June 30, 2019 is $594 and is included in other long-term obligations.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Rent expense charged to operations under lease agreements for the three and six months ended June 30, 2019 aggregated to approximately $777 and $1,590, respectively. For the three and six months ended June 30, 2018, rent expense charged to operations under lease agreements were approximately $869 and $1,655, respectively.
Aggregate future minimum rental payments required under all non-cancelable operating leases at June 30, 2019 are as follows:

Year
July 1, 2019 to December 31, 2019	$1,889
2020	3,228
2021	2,325
2022	1,770
2023	1,365
2024	1,189
Thereafter	3,748
Total minimum lease payments	$15,514

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

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2019 and December 31, 2018 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at June 30, 2019 and December 31, 2018 includes $800 and $793 in money market funds, respectively.
Non-current assets at June 30, 2019 and December 31, 2018 includes $1,642 and $265, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
The Company also has derivative financial instruments, consisting of an interest rate swap and a cross-currency swap, which are included in other long-term obligations in the condensed consolidated balance sheets (see Note 20, "Derivative Instruments and Hedging Activities"). The fair values of these derivative instruments are determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities.

NOTE 18 – RELATED PARTY TRANSACTIONS
The Company provides services on a contractual agreement to St. Gabriel CC Company, LLC. These services include accounting, information technology, quality control, and purchasing services, as well as operation of the St. Gabriel CC Company, LLC plant. The Company also sells raw materials to St. Gabriel CC Company, LLC. These raw materials are used in the production of finished goods that are, in turn, sold by Saint Gabriel CC Company, LLC to the Company for resale to unrelated parties.  As such, the sale of these raw materials to St. Gabriel CC Company, LLC in this scenario lacks economic substance and therefore the Company does not include them in net sales within the condensed consolidated statement of earnings.
The services the Company provided amounted to $1,087 and $1,083, respectively, for the three months ended June 30, 2019 and 2018 and $1,955 and $2,010, respectively, for the six months ended June 30, 2019 and 2018. The raw materials purchased and subsequently sold amounted to $6,338 and $8,451, respectively, for the three months ended June 30, 2019 and 2018 and $13,146 and $15,729, respectively, for the six months ended June 30, 2019 and 2018. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $4,458 and $5,588, respectively, for the three months ended June 30, 2019 and 2018 and $9,770 and $11,624, respectively, for the six months ended June 30, 2019 and 2018. At June 30, 2019 and December 31, 2018, the Company had receivables of $2,331 and $3,210, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and payables of $1,610 and $1,943, respectively, for finished goods received recorded in accrued expenses. The Company had payables in the amount of $296 and $314, respectively, related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accrued expenses as of June 30, 2019 and December 31, 2018, respectively. In addition, the Company had a receivable in the amount of $34 related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables as of June 30, 2019.

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
The Company did not identify any embedded leases. As indicated above, the Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the condensed consolidated balance sheet.
Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the company applied the following discount rates upon implementation: (1) 1-2 years, 3.45% (2) 3-4 years, 4.04% (3) 5-9 years, 4.38% and (4) 10+ years, 5.10%.
For the three and six months ended June 30, 2019, the Company's total lease cost is as follows, which includes both amounts recognized in profits or losses during the period and amounts capitalized on the balance sheet, and the cash flows arising from lease transactions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Lease Cost
Operating lease cost	$781	$1,590

Other information
(Gains) and losses on sale and leaseback transactions, net	—	—

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	782	1,598

Right-of-use assets obtained in exchange for new operating lease liabilities	11	8,862

Weighted-average remaining lease term - operating leases	4.87 years	4.87 years

Weighted-average discount rate - operating	4.5%	4.5%

NOTE 20 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market fluctuations in interest rates as well as variability in foreign exchange rates. In May 2019, the Company entered into an interest rate swap with JP Morgan Chase, N.A. (the Swap CounterParty) and a cross-currency swap with JP Morgan Chase, N.A. (the Bank Counterparty). The Company's primary objective for holding derivative financial instruments is to manage the interest rate risk and foreign currency risk.
On May 28, 2019, the Company entered into a pay-fixed, receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the Company's credit facility with JP Morgan Chase., N.A. The net interest income related to the interest rate swap contract was $34 for both the three and six months ended June 30, 2019, which was recorded in the condensed consolidated statements of operations under interest expense, net.
At the same time, the Company also entered into a cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023.
As of June 30, 2019, the fair value of derivative instruments are shown as follows in the Company's condensed consolidated balance sheet:

	Balance Sheet Location	June 30, 2019
Derivative liabilities:
Interest rate swap	Derivative liabilities	$1,706
Cross-currency swap	Derivative liabilities	2,911
Total derivative liabilities		$4,617

On a quarterly basis, the Company assesses whether the hedging relationship related to the interest rate swap is highly effective at achieving offsetting changes in cash flow attributable to the risk being hedged based on the following factors: (1) the key features and terms as enumerated above for the interest rate swap and hedged transactions match during the period (2) it is probable that the Swap Counterparty will not default on its obligations under the swap, and (3) the Company performs a qualitative review each quarter to assess whether the relationship qualifies for hedge accounting. If any mismatches arise, the portion of gains and losses related to ineffectiveness of the hedging relationship is recognized in earnings during the reporting period.
In addition, on a quarterly basis the Company assesses whether the hedging relationship related to the cross-currency swap is highly effective based on the following evaluations: (1) the Company will always have a sufficient amount of non-functional currency (EUR) net investment balance to at least meet the cross-currency notional until the maturity date of the hedge (2) it is probable that JP Morgan Chase, N.A., the swap Counterparty, will not default on its obligations under the swap, and (3) the Company performs a qualitative review each quarter to assess whether the relationship qualifies for hedge accounting. If any mismatches arise, the portion of gains and losses related to ineffectiveness of the hedging relationship is recognized in earnings during the reporting period.
As of June 30, 2019, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments were recorded in accumulated other comprehensive income, where the associated gains and losses will remain until such time that the derivative instruments are matured and settled on June 27, 2023.

Losses on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the three and six months ended June 30, 2019:

	Location within Statements of Comprehensive Income	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash flow hedge (interest rate swap), net of tax	Unrealized loss on cash flow hedge	$(1,299)	$(1,299)
Net investment hedge (cross-currency swap)	Net foreign currency translation adjustment	(2,911)	(2,911)
		$(4,210)	$(4,210)

There was no hedging activity for the three and six months ended June 30, 2018.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (All amounts in thousands, except share and per share data)
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

Acquisition of Chemogas Holding NV
On May 27, 2019, we acquired 100 percent of the outstanding common shares of Chemogas, a privately held specialty gases company headquartered in Grimbergen, Belgium. We made payments of approximately €99,503 (translated to $111,324) on the acquisition date, amounting to approximately €88,579 (translated to $99,102) to the former shareholders and approximately €10,924 (translated to $12,222) to Chemogas' lender to pay off all Chemogas bank debt. Considering the cash acquired of €3,943 (translated to $4,412), net payments made to the former shareholders were €84,636 (translated to $94,690). The acquisition was primarily financed through our Credit Agreement. Chemogas has been a leader in the packaging and distribution of a wide variety of specialty gases, most notably ethylene oxide, primarily in the European and Asian markets, for medical device sterilization. Through its operational and logistical excellence, Chemogas supports its customers' needs across more than 70 countries. With the acquisition, we significantly expand our geographic presence in the packaged ethylene oxide market, enabling us to offer worldwide service and support to its medical device sterilization customers within the Specialty Products segment. The Chemogas sites in Europe and Asia will form a global network of facilities when combined with Balchem's sites in the United States.
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
Specialty Products
Ethylene oxide, at the 100% level and blended with carbon dioxide, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Our 100% ethylene oxide product and blends are distributed worldwide in specially designed, reusable and recyclable drum and cylinder packaging, to assure compliance with safety, quality and environmental standards as outlined by the applicable regulatory agencies in the countries our products are shipped to. Our inventory of these specially built drums and cylinders, along with our four filling facilities, represents a significant capital investment. Contract sterilizers and medical device manufacturers are principal customers for this product. we also sell single use canisters with 100% ethylene oxide for use in sterilizing re-usable devices typically processed in autoclave units in hospitals. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.
We also distribute a number of other gases for various uses, most notably propylene oxide and ammonia. Propylene oxide is marketed and sold in the U.S. as a fumigant to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in certain shell and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes. We distribute our propylene oxide product in the U.S. primarily in recyclable, single-walled, carbon steel cylinders according to standards outlined by the EPA and the DOT. Propylene oxide is also sold worldwide to customers in approved reusable and recyclable drum and cylinder packaging for various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings. Ammonia is used primarily as a refrigerant, and also for heat treatment of metals and various chemical synthesis applications, and is distributed in reusable and recyclable drum and cylinder drum and cylinder packaging approved for use in the countries these products are shipped to. Our inventory of cylinders for these products also represents a significant capital investment.
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
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2019 and 2018:
Business Segment Net Sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Human Nutrition & Health	$85,872	$85,013	$171,021	$168,076
Animal Nutrition & Health	43,480	42,036	86,841	88,177
Specialty Products	24,907	22,864	43,331	40,604
Industrial Products	7,295	13,774	17,390	28,240
Total	$161,554	$163,687	$318,583	$325,097
Business Segment Earnings From Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Human Nutrition & Health	$12,338	$9,685	$26,041	$22,617
Animal Nutrition & Health	5,045	7,023	10,301	14,507
Specialty Products	8,879	8,675	15,576	13,709
Industrial Products	911	2,613	2,548	5,092
Transaction and integration costs, ERP implementation costs, and unallocated legal fees	(761)	(893)	(1,565)	(1,582)
Unallocated amortization expense	(10)	—	(19)	—
Total	$26,402	$27,103	$52,882	$54,343

RESULTS OF OPERATIONS
(All amounts in thousands, except share and per share data)
Three months ended June 30, 2019 compared to three months ended June 30, 2018.
Net Sales
Net sales for the three months ended June 30, 2019 were $161,554, as compared with $163,687 for the three months ended June 30, 2018, a decrease of $2,133 or 1.3%.  Net sales for the Human Nutrition & Health segment were $85,872 for the three months ended June 30, 2019, compared with $85,013 for the three months ended June 30, 2018, an increase of $859 or 1.0%.  Sales within our Human Nutrition & Pharma and Ingredient Solutions businesses increased by $916 or 5.1% and $230 or 0.4%, respectively, compared to the three months ended June 30, 2018. These increases were partially offset by a decrease in Cereal Systems sales of $287 or 4.1% compared to the three months ended June 30, 2018. Net sales for the Animal Nutrition & Health segment were $43,480 for the three months ended June 30, 2019, as compared with $42,036 for the three months ended June 30, 2018, an increase of $1,444 or 3.4%. Monogastric species sales increased by $240 or 0.8% with higher sales of chelated minerals being partially offset by a decline in feed grade choline product sales. The second quarter of 2018 received a benefit from supply disruptions of choline out of China, which did not occur during 2019. Sales of products targeted for ruminant animal feed markets increased by $1,204 or 12.0% from the prior year comparable period. The increase was primarily the result of increased volumes. Net sales for the Specialty Products segment were $24,907 for the three months ended June 30, 2019, as compared with $22,864 for the three months ended June 30, 2018, an increase of $2,043 or 8.9%. The increase was primarily due to higher ethylene oxide sales into the medical device sterilization market due to both the contribution of Chemogas and higher volumes, partially offset by lower volumes in the plant nutrition business.  Net sales for the Industrial Products segment were $7,295 for the three months ended June 30, 2019 as compared to $13,774 for the three months ended June 30, 2018, a decrease of $6,479 or 47.0%.  The decrease is principally due to lower sales volumes of various choline and choline derivatives used in shale fracking applications.

Gross Margin
For the three months ended June 30, 2019, gross margin increased to $53,918 compared to $53,466 for the three months ended June 30, 2018, an increase of $452 or 0.8%.  Gross margin as a percentage of sales for the three months ended June 30, 2019 increased to 33.4% from 32.7% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment increased 2.3% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to mix. Gross margin percentage decreased for Animal Nutrition & Health by 3.7% primarily due to lower global feed grade choline volumes and margins in the European monogastric business as a result of increased competitive activity.  Gross margin percentage for the Specialty Products decreased 0.5% compared to the three month period ended June 30, 2018 primarily due to product mix along with the impact from Chemogas. Industrial Products gross margin percentage decreased 1.8% from the prior year comparative period, primarily due to the aforementioned lower sales volumes of various choline derivatives used in shale fracking applications.
Operating Expenses
Operating expenses for the three months ended June 30, 2019 were $27,516 or 17.0% of net sales as compared to $26,363 or 16.1% of net sales for the three months ended June 30, 2018.  The increase was primarily due to incremental operating expenses related to the Chemogas acquisition and increased bad debt expense.
Earnings from Operations
Principally as a result of the above-noted details, earnings from operations for the three months ended June 30, 2019 were $26,402 as compared to $27,103 for the three months ended June 30, 2018, a decrease of $701 or 2.6%.  Earnings from operations as a percentage of sales were 16.3% and 16.6% for the three months ended June 30, 2019 and 2018, respectively. Earnings from the Human Nutrition & Health segment were $12,338, an increase of $2,653 or 27.4%, primarily due to the aforementioned higher sales and mix, along with lower operating expenses. Animal Nutrition & Health segment earnings from operations were $5,045, a decrease of $1,978 or 28.2%, primarily the result of lower global feed grade choline volumes and margins in the European monogastric business as a result of increased competitive activity. Earnings from operations from the Specialty Products segment were $8,879, an increase of $204 or 2.4%, primarily due to the aforementioned higher sales, partially offset by higher operating expenses and lower gross margins.  Earnings from operations from the Industrial Products segment of $911 for the three months ended June 30, 2019 decreased $1,702 compared to the three months ended June 30, 2018, primarily due to the aforementioned lower sales volumes.
Other Expenses (Income)
Interest expense for the three months ended June 30, 2019 and 2018 was $1,488 and $2,265, respectively, which is primarily related to outstanding borrowings under the Credit Agreement.  Other expense was $33 for the three months ended June 30, 2019 and other income was $223 for the three months ended June 30, 2018.
Income Tax Expense
Our effective tax rate for the three months ended June 30, 2019 and 2018, was 20.3% and 21.5%, respectively.  The decrease was attributable to discrete items.
Net Earnings
Principally as a result of the above-noted details, net earnings for the three months ended June 30, 2019 were $19,829 as compared with $19,679 for the three months ended June 30, 2018, an increase of $150 or 0.8%.
Six months ended June 30, 2019 compared to six months ended June 30, 2018.
Net Sales
Net sales for the six months ended June 30, 2019 were $318,583, as compared with $325,097 for the six months ended June 30, 2018, a decrease of $6,514 or 2%.  Net sales for the Human Nutrition & Health segment were $171,021 for the six months ended June 30, 2019, compared with $168,076 for the six months ended June 30, 2018, an increase of $2,945 or 1.8%.  Sales within our ingredient solutions business into food and beverage markets were up $3,217 or 2.8% compared to the six months ended June 30, 2018. Net sales for the Animal Nutrition & Health segment were $86,841 for the six months ended June 30, 2019, as compared with $88,177 for the six months ended June 30, 2018, a decrease of $1,336 or 1.5%. Global feed grade choline product sales decreased by $4,965 or 8.1% primarily due to lower volumes. The first half of 2018 received a benefit from supply disruptions of choline out of China, which did not occur during 2019. Sales of products targeted for ruminant animal feed markets increased by $1,733 or 8.12% from the prior year comparable period. The increase was primarily the result of increased volumes, partially offset by lower average selling prices due to mix. Net sales for the Specialty Products segment were $43,331 for the six months ended June 30, 2019, as compared with $40,604 for the six months ended June 30, 2018, an increase of $2,727 or 6.7%. The increase was primarily due to higher ethylene oxide sales into the medical device sterilization market due to both the contribution of Chemogas and higher volumes, partially offset by lower volumes in the plant nutrition business.  Net sales for the Industrial Products segment were $17,390 for the six months ended June 30, 2019 as compared to $28,240 for the six months ended June 30, 2018, a decrease of $10,850 or 38.4%.  The decrease is principally due to lower sales volumes of various choline and choline derivatives used in shale fracking applications.
Gross Margin
For the six months ended June 30, 2019, gross margin decreased to $103,013 compared to $104,925 for the six months ended June 30, 2018, a decrease of $1,912 or 1.8%.  Gross margin as a percentage of sales was 32.3% for both the six months ended June 30, 2019 and June 30, 2018.  Gross margin percentage for the Human Nutrition & Health segment decreased slightly by 0.1% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Gross margin percentage decreased for Animal Nutrition & Health by 2.4% primarily due to lower global feed grade choline volumes and margins in the European monogastric business as a result of increased competitive activity.  Gross margin percentage for the Specialty Products increased 0.9% compared to the six month period ended June 30, 2018 primarily due to the aforementioned higher ethylene oxide volumes and product mix. Industrial Products gross margin percentage of 22.3% was flat compared with the prior year comparable period.
Operating Expenses
Operating expenses for the six months ended June 30, 2019 were $50,131 or 15.7% of net sales as compared to50,582 or 15.6% of net sales for the six months ended June 30, 2018.  The decrease was primarily due to the inclusion of an incremental benefit from insurance proceeds associated with the Clearfield fire, partially offset by incremental operating expenses related to the Chemogas acquisition and increased bad debt expense.
Earnings from Operations
Principally as a result of the above-noted details, earnings from operations for the six months ended June 30, 2019 were $52,882 as compared to $54,343 for the six months ended June 30, 2018, a decrease of $1,461 or 2.7%.  Earnings from operations as a percentage of sales were 16.6% and 16.7% for the six months ended June 30, 2019 and 2018, respectively. Earnings from the Human Nutrition & Health segment were $26,041 an increase of $3,424 or 15.1%, primarily due to the aforementioned higher sales and lower operating expenses. Animal Nutrition & Health segment earnings from operations were $10,301, a decrease of $4,206 or 29.0%, primarily the result of lower global feed grade choline volumes and margins in the European monogastric business as a result of increased competitive activity. Earnings from operations from the Specialty Products segment were $15,576, an increase of $1,867 or 13.6%, primarily due to higher sales and improved gross margins.  Earnings from operations from the Industrial Products segment of $2,548 for the six months ended June 30, 2019 decreased $2,544 compared to the six months ended June 30, 2018, primarily due to the aforementioned lower sales volumes.
Other Expenses (Income)
Interest expense for the six months ended June 30, 2019 and 2018 was $3,077 and $4,139, respectively, which is primarily related to outstanding borrowings under the Credit Agreement.  Other expense was $131 for the six months ended June 30, 2019 and other income was $34 for the six months ended June 30, 2018.
Income Tax Expense
Our effective tax rate was 22.3% for both the six months ended June 30, 2019 and 2018.
Net Earnings
Principally as a result of the above-noted details, net earnings for the six months ended June 30, 2019 were $38,612 as compared with $39,025 for the six months ended June 30, 2018, a decrease of $413 or 1.1%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)
During the six months ended June 30, 2019, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.  We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.

Cash
Cash and cash equivalents decreased to $41,674 at June 30, 2019 from $54,268 at December 31, 2018. At June 30, 2019, the Company had $27,105 of cash and cash equivalents held by foreign subsidiaries.  It is our intention to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds.  Working capital was $169,794 at June 30, 2019 as compared to $144,258 at December 31, 2018, an increase of $25,536. Working capital reflects the reclassification of assets and liabilities held for sale as of June 30, 2019 of $12,313 and $530, respectively, and the payment of the 2018 declared dividend in 2019 of $15,135.
Operating Activities
Cash flows from operating activities provided $48,812 for the six months ended June 30, 2019 as compared to $46,696 for the six months ended June 30, 2018.  The increase in cash flows from operating activities was primarily due to working capital changes and was partially offset by the aforementioned decrease in earnings.
Investing Activities
As previously noted, on May 27, 2019, we acquired 100 percent of the outstanding common shares of Chemogas Holding, NV and its Subsidiaries ("Chemogas" or the "Acquisition"), a privately held specialty gases company headquartered in Grimbergen, Belgium. Cash paid for the acquisition, net of cash acquired, amounted to $94,690.
We continue to invest in projects across all production facilities and capital expenditures were $14,688 and $7,700 for the six months ended June 30, 2019 and 2018, respectively.
Financing Activities
As previously noted, the acquisition of Chemogas was primarily funded through our credit agreement. We borrowed $108,569 against the revolving loan and also made payments of $12,222 on the acquired debt. Total debt payments on the revolving loan amounted to $36,000 during 2019 and we have $271,431 available under the credit agreement as of June 30, 2019.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,199,268 shares have been purchased, and we had 0 shares remaining in treasury at June 30, 2019.  We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans.
Proceeds from stock options exercised were $1,809 and $6,578 for the six months ended June 30, 2019 and 2018, respectively.  Dividend payments were $15,135 and $13,428 for the six months ended June 30, 2019 and 2018, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15 – Employee Benefit Plans.  The liability recorded in other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018 was $1,225 and $1,174, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the plans.
On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of June 30, 2019 and December 31, 2018 was $1,642 and $265, respectively, and is included in other long-term obligations on our balance sheet.
On May 27, 2019, we acquired Chemogas, which had two defined benefit pension plans (DB plans), one of which was closed on December 31, 2018 and replaced by four individual defined contribution plans. The active pension plan is funded by means of employee and Company contributions and provide for the payment of a lump sum at retirement or payments in case of death of the covered employees. The DB plans are considered post-employment benefits. The amount recorded for these obligations on our balance sheets as of June 30, 2019 is $594 and is included in other long-term obligations.

Critical Accounting Policies
In the second quarter of 2019, we entered into financial arrangements as part of our ongoing asset and liability management activities. We use derivative financial instruments to hedge fair values of underlying assets and liabilities or future cash flows which are exposed to interest rate or foreign currency fluctuations. We do not enter into derivative financial instruments for trading or speculative purposes. Refer to Note 20, "Derivative Instruments and Hedging Activities" for detailed information about our derivative financial instruments.
Other than noted above, there were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2018 Annual Report on Form 10-K, during the six months ended June 30, 2019.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and six months ended June 30, 2019. Refer to Note 18, "Related Party Transactions".

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. In the second quarter of 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted below. Additionally, as of June 30, 2019, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at June 30, 2019, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $2,286. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Interest Rate Risk
We have exposure to market risk for changes in interest rates, including the interest rate relating to our credit agreement dated June 27, 2018. In second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 20 to our condensed consolidated financial statements). As of June 30, 2019, the notional amount of our outstanding interest rate swap was $108,569.

Foreign Currency Exchange Risk
We are also exposed to foreign currency exchange risk. Specifically, we are exposed to changes in exchange rates between the U.S. dollar and Euro. In second quarter of 2019, we entered into a cross-currency swap, with a notional amount of $108,569, which we designated as a hedge of our net investment in Chemogas.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

(b)	Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Exhibit 10.1
Securities Purchase Agreement, dated as of May 2, 2019, among Balchem Corporation, Chemogas Gilde B.V., Dirk Battig, Dirk Van den Borre, Eric Matthijs, Christophe Marque, Adamo Pia, Jurgen De Smet and Sebastien Verwilghen (incorporated by reference to Exhibit 2.1 to Balchem’s Form 8-K filed May 6, 2018).

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

Date: August 1, 2019