Form 10-Q
period 2019-09-30
BALCHEM CORP
filed 2019-11-05
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2019, the registrant had 32,168,837 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements

BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	September 30, 2019 (unaudited)	December 31, 2018
Current assets:
Cash and cash equivalents	$59,404	$54,268
Accounts receivable, net of allowance for doubtful accounts of $1,354 and $610 at September 30, 2019 and December 31, 2018 respectively	93,995	99,545
Inventories	73,830	67,187
Prepaid expenses	4,107	3,830
Prepaid income taxes	5,448	—
Other current assets	3,165	1,484
Total current assets	239,949	226,314

Property, plant and equipment, net	200,805	190,919
Goodwill	504,094	447,995
Intangible assets with finite lives, net	134,397	109,405
Right of use assets	6,601	—
Derivative assets	2,171	—
Other assets	8,611	6,722
Total assets	$1,096,628	$981,355

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$36,739	$33,345
Accrued expenses	22,693	22,025
Accrued compensation and other benefits	10,295	11,022
Dividends payable	78	15,220
Income tax payable	—	444
Lease liabilities - current	2,218	—
Total current liabilities	72,023	82,056

Revolving loan	218,569	156,000
Deferred income taxes	57,008	44,309
Lease liabilities - non-current	4,367	—
Derivative liabilities	2,475	—
Other long-term obligations	8,600	7,372
Total liabilities	363,042	289,737

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.0667 par value. Authorized 120,000,000 shares; 32,401,586 shares issued and 32,169,087 shares outstanding at September 30, 2019 and 32,256,915 shares issued and 32,256,209 outstanding at December 31, 2018, respectively	2,160	2,151
Additional paid-in capital	173,760	165,098
Retained earnings	587,315	528,027
Accumulated other comprehensive loss	(9,055)	(3,602)
Treasury stock, at cost: 232,499 and 706 shares at September 30, 2019 and December 31, 2018, respectively	(20,594)	(56)
Total stockholders' equity	733,586	691,618

Total liabilities and stockholders' equity	$1,096,628	$981,355
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$158,595	$155,043	$477,178	$480,140

Cost of sales	104,587	107,041	320,157	327,213

Gross margin	54,008	48,002	157,021	152,927

Operating expenses:
Selling expenses	15,227	14,229	44,847	42,783
Research and development expenses	2,699	2,540	8,446	8,339
General and administrative expenses	10,052	5,710	24,816	21,939
	27,978	22,479	78,109	73,061

Earnings from operations	26,030	25,523	78,912	79,866

Other expenses:
Interest expense, net	1,672	1,797	4,749	5,936
Other, net	(78)	197	53	163
	1,594	1,994	4,802	6,099

Earnings before income tax expense	24,436	23,529	74,110	73,767

Income tax expense	3,760	4,315	14,822	15,528

Net earnings	$20,676	$19,214	$59,288	$58,239

Net earnings per common share - basic	$0.64	$0.60	$1.84	$1.82

Net earnings per common share - diluted	$0.64	$0.59	$1.82	$1.79
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net earnings	$20,676	$19,214	$59,288	$58,239

Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustment	(2,209)	(545)	(3,513)	(2,093)
Unrealized loss on cash flow hedge, net	(657)	—	(1,956)	—
Net change in postretirement benefit plans	5	9	16	38
Other comprehensive loss	(2,861)	(536)	(5,453)	(2,055)

Comprehensive income	$17,815	$18,678	$53,835	$56,184
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2019 and 2018
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Treasury Stock		Additional Paid-in Capital
				Shares	Amount	Shares	Amount
Balance - December 31, 2018	$691,618	$528,027	$(3,602)	32,256,915	$2,151	(706)	$(56)	$165,098
Net earnings	18,783	18,783	—	—	—	—	—	—
Other comprehensive (loss)	(1,084)	—	(1,084)	—	—	—	—	—
Treasury shares purchased	(727)	—	—	—	—	(8,496)	(727)	—
Shares and options issued under stock plans	1,919	—	—	79,313	5	3,006	250	1,664
Balance - March 31, 2019	710,509	546,810	(4,686)	32,336,228	2,156	(6,196)	(533)	166,762
Net earnings	19,829	19,829	—	—	—	—	—	—
Other comprehensive (loss)	(1,508)	—	(1,508)	—	—	—	—	—
Shares and options issued under stock plans	3,515	—	—	19,068	1	6,196	533	2,981
Balance - June 30, 2019	732,345	566,639	(6,194)	32,355,296	2,157	—	—	169,743
Net earnings	20,676	20,676	—	—	—	—	—	—
Other comprehensive (loss)	(2,861)	—	(2,861)	—	—	—	—	—
Treasury shares purchased	(20,594)	—	—	—	—	(232,499)	(20,594)	—
Shares and options issued under stock plans	4,020	—	—	46,290	3	—	—	4,017
Balance - September 30, 2019	$733,586	$587,315	$(9,055)	32,401,586	$2,160	(232,499)	$(20,594)	$173,760

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
For the three and nine months ended September 30, 2019 and 2018
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Treasury Stock		Additional Paid-in Capital
				Shares	Amount	Shares	Amount
Balance - December 31, 2017	$616,881	$464,639	$(1,642)	32,019,605	$2,135	—	$—	$151,749
Net earnings	19,346	19,346	—	—	—	—	—	—
Other comprehensive income	1,376	—	1,376	—	—	—	—	—
Dividends	1	1	—	—	—	—	—	—
Treasury shares purchased	(786)	—	—	—	—	(10,454)	(786)	—
Shares and options issued under stock plans	3,072	—	—	80,505	5	10,454	786	2,281
Balance - March 31, 2018	639,890	483,986	(266)	32,100,110	2,140	—	—	154,030
Net earnings	19,679	19,679	—	—	—	—	—	—
Other comprehensive (loss)	(2,895)	—	(2,895)	—	—	—	—	—
Treasury shares purchased	(437)	—	—	—	—	(4,408)	(437)	—
Shares and options issued under stock plans	6,983	—	—	112,984	8	—	—	6,975
Balance - June 30, 2018	663,220	503,665	(3,161)	32,213,094	2,148	(4,408)	(437)	161,005
Net earnings	19,214	19,214	—	—	—	—	—	—
Other comprehensive (loss)	(536)	—	(536)	—	—	—	—	—
Shares and options issued under stock plans	3,304	—	—	37,058	2	4,408	437	2,865
Balance - September 30, 2018	$685,202	$522,879	$(3,697)	32,250,152	$2,150	—	$—	$163,870

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$59,288	$58,239

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,485	33,460
Stock compensation expense	5,717	5,208
Deferred income taxes	(198)	(140)
Provision for (recovery of) doubtful accounts	896	(12)
Foreign currency transaction loss	21	(134)
Asset impairment charge	114	1,671
Gain on disposal of assets	(3,220)	(3,093)
Changes in assets and liabilities
Accounts receivable	8,340	(9,226)
Inventories	(6,017)	(10,538)
Prepaid expenses and other current assets	(784)	1,315
Accounts payable and accrued expenses	(145)	5,426
Income taxes	(5,955)	(3,903)
Other	(48)	912
Net cash provided by operating activities	91,494	79,185

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(94,690)	(17,399)
Capital expenditures and intangible assets acquired	(21,669)	(13,691)
Proceeds from insurance	2,727	4,165
Proceeds from sale of business and assets	11,523	576
Purchase of convertible note	(1,000)	—
Net cash used in investing activities	(103,109)	(26,349)

Cash flows from financing activities:
Proceeds from revolving loan	123,569	210,750
Principal payments on revolving loan	(61,000)	(32,750)
Principal payments on long-term debt	—	(219,500)
Principal payments on acquired debt	(12,222)	(19)
Cash paid for financing costs	—	(1,374)
Proceeds from stock options exercised	3,734	8,133
Dividends paid	(15,135)	(13,428)
Purchase of treasury stock	(21,321)	(1,223)
Net cash provided by (used in) financing activities	17,625	(49,411)

Effect of exchange rate changes on cash	(874)	(1,170)

Increase in cash and cash equivalents	5,136	2,255

Cash and cash equivalents beginning of period	54,268	40,416
Cash and cash equivalents end of period	$59,404	$42,671
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
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results expected for the full year or any interim period.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
Recent Accounting Pronouncements
Recently Issued Accounting Standards
In July 2019, the FASB issued Accounting Standards Update ("ASU") 2019-07, "Codification Updates to SEC Sections," which improved, updated, and simplified regulations on financial reporting and disclosure. The Company does not expect this new guidance to have a significant impact on its financial reporting.
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
In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans.  The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant.  This update should be applied on a retrospective basis to all periods presented and is effective for fiscal years ending after December 31, 2020.  Early adoption is permitted.  The Company expects this new guidance will not have a significant impact on its financial reporting.
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

Recently Adopted Accounting Standards
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of companies' risk management activities in its financial statements, as well as simplifying the application of hedge accounting guidance especially in the area of assessment of effectiveness of the hedge. In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 815, Derivative and Hedging", which further clarified ASU 2017-12. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted and all transaction requirements and elections should be applied to hedging relationships existing on the date of adoption. The Company has early adopted the new standards in the second quarter of 2019. Refer to Note 20, "Derivative Instruments and Hedging Activities."
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which was clarified by ASU 2018-11 and addresses the recognition of assets and liabilities that arise from all leases. The guidance requires lessees to recognize right-of-use ("ROU") assets and lease liabilities for most leases in the Consolidated Balance Sheets and is effective for annual and interim periods beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 and has elected the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption. The new standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company has not elected the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify, which means for those leases that qualify, the Company will not recognize ROU assets or lease liabilities. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases. In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements," which further clarifies the determination of fair value of leases and modifies transition disclosure requirements for changes in accounting principles. The effective date of the amendments is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company expects this pronouncement will not have a significant impact on its consolidated financial statements and disclosures. Refer to Note 19, "Leases."

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
The goodwill of $59,288 arising from the Acquisition consists largely of expected synergies, including the combined entities' experience and technical problem-solving capabilities, and acquired workforce. The goodwill is assigned to the Specialty Products segment and is not tax deductible for income tax purposes.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed:

Cash and cash equivalents	$4,412
Accounts receivable	4,176
Inventories	957
Property, plant and equipment	15,972
Customer relationships	39,158
Developed technology	2,461
Trade name	1,119
Other assets	1,491
Accounts payable	(3,261)
Bank debt	(12,222)
Other liabilities	(937)
Pension obligations (net)	(594)
Deferred income taxes	(12,918)
Goodwill	59,288
Amount paid to shareholders	99,102
Chemogas bank debt paid on purchase date	12,222
Total amount paid on acquisition date	$111,324

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
In connection with this transaction, the Company incurred transaction and integration costs of $201 and $1,063 for the three and nine months ended September 30, 2019, respectively.
Total transaction and integration costs related to recent acquisitions and potential future transactions, including the Chemogas acquisition described above, are recorded in general and administrative expenses. These costs amounted to $688 and $2,253 for the three and nine months ended September 30, 2019, respectively, and $202 and $1,784 for the three and nine months ended September 30, 2018, respectively.
Divestiture
On September 6, 2019, the Company sold an insignificant portion of its business. As a result of the transaction, the Company recorded a gain on sale, which was immaterial to the consolidated financial statements and included in general and administrative expenses. Operating results for the portion of the business sold were insignificant relative to the Company’s consolidated financial results for the three and nine months ended September 30, 2019.

NOTE 3 – STOCKHOLDERS’ EQUITY
STOCK-BASED COMPENSATION
The Company’s results for the three and nine months ended September 30, 2019 and 2018 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Three Months Ended September 30,		Increase/(Decrease) for the Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$288	$242	$864	$729
Operating expenses	1,807	1,507	4,853	4,479
Net earnings	(1,610)	(1,339)	(4,401)	(3,996)
As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2019, the plans had 1,104,124 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, three to four years for employee restricted stock awards, three years for employee performance share awards, and three to four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.
Option activity for the nine months ended September 30, 2019 and 2018 is summarized below:

For the nine months ended September 30, 2019	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2018	887	$61.59	$16,192
Granted	187	84.29
Exercised	(82)	45.44
Forfeited	(11)	80.38
Canceled	(4)	70.90
Outstanding as of September 30, 2019	977	$67.06	$31,356	6.5

Exercisable as of September 30, 2019	608	$58.25	$24,904	5.1

For the nine months ended September 30, 2018	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2017	946	$55.44	$24,714
Granted	148	74.57
Exercised	(191)	42.74
Forfeited	(2)	75.44
Canceled	(1)	28.63
Outstanding as of September 30, 2018	900	$61.27	$45,745	6.5

Exercisable as of September 30, 2018	496	$49.88	$30,875	5.1

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.6% and 0.6%; expected volatilities of 24% and 27%; risk-free interest rates of 2.5% and 2.6%; and expected lives of 4.0 years and 4.4 years, in each case for the nine months ended September 30, 2019 and 2018, respectively.

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
Other information pertaining to option activity during the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average fair value of options granted	$—	$—	$18.27	$18.62
Total intrinsic value of stock options exercised ($000s)	$3,021	$2,743	$4,320	$9,943

Non-vested restricted stock activity for the nine months ended September 30, 2019 and 2018 is summarized below:

Nine Months ended September 30, 2019	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2018	79	$72.75
Granted	67	84.44
Vested	(8)	58.52
Forfeited	(5)	85.49
Non-vested balance as of September 30, 2019	133	$79.07

Nine months ended September 30, 2018	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2017	66	$65.66
Granted	40	77.17
Vested	(17)	57.65
Forfeited	—	—
Non-vested balance as of September 30, 2018	89	$72.44

Non-vested performance share activity for the nine months ended September 30, 2019 and 2018 is summarized below:

Nine Months ended September 30, 2019	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2018	53	$75.61
Granted	33	81.79
Vested	(9)	65.64
Forfeited	(7)	60.85
Non-vested balance as of September 30, 2019	70	$81.26

Nine months ended September 30, 2018	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2017	39	$72.62
Granted	32	71.27
Vested	(15)	58.78
Forfeited	—	—
Non-vested balance as of September 30, 2018	56	$75.47
The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 2.5% and 2.4%; dividend yields of 0.5% and 0.5%; volatilities of 24% and 27%; and initial TSR’s of -5.9% and -10.5%, in each case for the nine months ended September 30, 2019 and 2018, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
As of September 30, 2019 and 2018, there was $13,001 and $10,090, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2019, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years. The Company estimates that share-based compensation expense for the year ended December 31, 2019 will be approximately $7,600.
REPURCHASE OF COMMON STOCK
The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,431,767 shares have been purchased, of which 232,499 shares remained in treasury at September 30, 2019. During the nine months ended September 30, 2019 and 2018, a total of 240,995 and 14,862 shares, respectively, have been purchased at an average cost of $88.47 and $82.22 per share, respectively. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans.

NOTE 4 – INVENTORIES
Inventories at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$27,521	$23,661
Work in progress	4,751	4,649
Finished goods	41,558	38,877
Total inventories	$73,830	$67,187

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
Land	$11,427	$7,965
Building	73,948	67,702
Equipment	219,680	213,909
Construction in progress	17,504	14,750
	322,559	304,326
Less: accumulated depreciation	121,754	113,407
Property, plant and equipment, net	$200,805	$190,919

NOTE 6 – INTANGIBLE ASSETS
The Company had goodwill in the amount of $504,094 and $447,995 as of September 30, 2019 and December 31, 2018, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is primarily the result of the acquisition of Chemogas, partially offset by a reduction of goodwill related to an insignificant sale of a portion of the Company's business, with the remaining change due to foreign exchange translation adjustments. Refer to Note 2, "Significant Acquisitions and Divestitures," for more information.
Identifiable intangible assets with finite lives at September 30, 2019 and December 31, 2018 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 9/30/2019	Accumulated Amortization at 9/30/2019	Gross Carrying Amount at 12/31/2018	Accumulated Amortization at 12/31/2018
Customer relationships & lists	10-20	$230,243	$135,158	$192,185	$122,545
Trademarks & trade names	2-17	40,773	19,408	39,934	16,755
Developed technology	5-10	15,740	10,429	13,338	8,604
Other	3-18	20,420	7,784	18,333	6,481
		$307,176	$172,779	$263,790	$154,385

Amortization of identifiable intangible assets was approximately $6,753 and $18,723 for the three and nine months ended September 30, 2019, respectively, and $6,208 and $18,680 for the three and nine months ended September 30, 2018, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $7,069 for the remainder of 2019, $26,112 for 2020, $22,405 for 2021, $20,546 for 2022, $17,979 for 2023 and $9,076 for 2024. At September 30, 2019 and 2018, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2019 and 2018.

NOTE 7 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $84 and $144 for the three months ended September 30, 2019 and 2018, respectively, and a loss of $266 and $424 for the nine months ended September 30, 2019 and 2018, respectively, relating to its portion of the joint venture's expenses in other expense. The carrying value of the joint venture at September 30, 2019 and December 31, 2018 is $4,636 and $4,902, respectively, and is recorded in other assets.

NOTE 8 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into a five year senior secured revolving credit agreement (“Credit Agreement”), which replaced the existing credit facility that had provided for a senior secured term loan of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan, which was due May 2019. On May 23, 2019, the Company drew down an additional $108,569 to fund the Chemogas acquisition (see Note 2, "Significant Acquisitions and Divestitures"). In connection with these additional borrowings, the Company entered into an interest rate swap to protect against adverse fluctuations in interest rates (see Note 20, "Derivative Instruments and Hedging Activities"). As of September 30, 2019, the total balance outstanding on the Credit Agreement amounted to $218,569. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 3.179% at September 30, 2019.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.175% at September 30, 2019).  The unused portion of the revolving loan amounted to $281,431 at September 30, 2019.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method.  Capitalized costs net of accumulated amortization totaled $1,056 and $1,268 at September 30, 2019 and December 31, 2018, respectively, and are included in other assets on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $70 for both the three months ended September 30, 2019 and 2018, and $212 and $610 for the nine months ended September 30, 2019 and 2018, respectively, and is included in interest expense in the accompanying condensed consolidated statements of earnings.
The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At September 30, 2019, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the Company.

NOTE 9 – NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Earnings - Basic and Diluted	$20,676	$19,214	59,288	$58,239

Share (000s)
Weighted Average Common Shares - Basic	32,094	32,141	32,164	32,068
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	361	424	350	384
Weighted Average Common Shares - Diluted	32,455	32,565	32,514	32,452

Net Earnings Per Share - Basic	$0.64	$0.60	$1.84	$1.82
Net Earnings Per Share - Diluted	$0.64	$0.59	$1.82	$1.79

The Company had 183,822 and 0 stock options outstanding at September 30, 2019 and 2018, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 – INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2019 and 2018, was 15.4% and 18.3%, respectively, and 20.0% and 21.1% for the nine months ended September 30, 2019 and 2018, respectively. The decreases in the effective tax rate for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were attributable to discrete items.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2019, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2015. As of September 30, 2019 and December 31, 2018, the Company had approximately $5,525 and $5,709, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s condensed consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the condensed consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2019 and December 31, 2018 was approximately $1,883 and $1,839, respectively, and is included in other long-term obligations.

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

The segment information is summarized as follows:
Business Segment Assets

	September 30, 2019	December 31, 2018
Human Nutrition & Health	$692,558	$702,692
Animal Nutrition & Health	136,680	136,810
Specialty Products	182,002	59,558
Industrial Products	15,590	22,822
Other Unallocated (1)	69,798	59,473
Total	$1,096,628	$981,355

(1) Other unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and deferred income taxes, which the Company does not allocate to its individual business segments.

Business Segment Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Human Nutrition & Health	$86,142	$85,890	$257,163	$253,966
Animal Nutrition & Health	42,286	40,410	129,127	128,587
Specialty Products	24,888	17,629	68,219	58,233
Industrial Products	5,279	11,114	22,669	39,354
Total	$158,595	$155,043	$477,178	$480,140
Business Segment Earnings Before Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Human Nutrition & Health	$13,193	$13,107	$39,234	$35,724
Animal Nutrition & Health	6,122	5,100	16,423	19,607
Specialty Products	6,699	5,767	22,275	19,476
Industrial Products	842	1,751	3,390	6,843
Transaction and integration costs, ERP implementation costs, and unallocated legal fees (2)	(688)	(202)	(2,253)	(1,784)
Unallocated amortization expense (3)	(138)	—	(157)	—
Interest and other (expense) (4)	(1,594)	(1,994)	(4,802)	(6,099)
Total	$24,436	$23,529	$74,110	$73,767

(2) Transaction and integration costs and unallocated legal fees for the three and nine month ended September 30, 2019 and 2018, respectively, were primarily related to acquisitions. ERP implementation costs for the three and nine months ended September 30, 2019 and 2018 were related to a project in connection with a company-wide ERP system implementation.

(3) Unallocated amortization expense for the three and nine months ended September 30, 2019 was related to amortization of an intangible asset in connection with a company-wide ERP system implementation.

(4) Interest and other (expense) for the three and nine months ended September 30, 2019 and 2018 included amortization expense related to capitalized loan issuance costs.

Depreciation/Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Human Nutrition & Health	$7,411	$8,372	$22,880	$25,288
Animal Nutrition & Health	1,646	1,397	4,847	3,996
Specialty Products	2,372	1,019	4,983	3,039
Industrial Products	116	176	406	527
Unallocated amortization expense (5)	$138	$—	$157	$—
Amortization expense related to deferred financing cost (6)	$70	$70	$212	$610
Total	$11,753	$11,034	$33,485	$33,460

(5) Unallocated amortization expense for the three and nine months ended September 30, 2019 was related to amortization of an intangible asset in connection with a company-wide ERP system implementation.

(6) Amortization expense related to capitalized loan issuance costs was included in interest and other (expense) in Company's condensed consolidated statement of earnings.
Capital Expenditures

	Nine Months Ended September 30,
	2019	2018
Human Nutrition & Health	$14,136	$6,041
Animal Nutrition & Health	2,788	3,002
Specialty Products	2,050	1,376
Industrial Products	583	909
Total	$19,557	$11,328

NOTE 12 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.
The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product Sales	$149,862	$145,637	$449,878	$451,087
Co-manufacturing	5,911	6,629	19,112	19,682
Bill and Hold	1,056	1,336	3,182	4,180
Consignment	688	424	1,770	1,802
Product Sales Revenue	157,517	154,026	473,942	476,751
Royalty Revenue	1,078	1,017	3,236	3,389
Total Revenue	$158,595	$155,043	$477,178	$480,140

The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$112,811	$115,155	$353,111	$360,842
Foreign Countries	45,784	39,888	124,067	119,298
Total Revenue	$158,595	$155,043	$477,178	$480,140

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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the nine months ended September 30, 2019 and 2018 for income taxes and interest is as follows:

	Nine Months Ended September 30,
	2019	2018
Income taxes	$18,226	$17,781
Interest	$4,567	$5,345

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income/(loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net foreign currency translation adjustment	$(2,209)	$(545)	$(3,513)	$(2,093)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized loss on cash flow hedge	(769)	—	(2,475)	—
Tax	112	—	519	—
Net of tax	(657)	—	(1,956)	—

Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	19	17	55	52
Amortization of gain	(12)	—	(34)	(2)
Total before tax	7	17	21	50
Tax	(2)	(8)	(5)	(12)
Net of tax	5	9	16	38

Total other comprehensive loss	$(2,861)	$(536)	$(5,453)	$(2,055)
Included in "Net foreign currency translation adjustment" were $4,626 and $1,715 of gain related to a net investment hedge, respectively, which included taxes of $456 for both the three and nine months ended September 30, 2019. There were no such activities for the three and nine months ended September 30, 2018. See Note 20, "Derivative Instruments and Hedging Activities."
Accumulated other comprehensive (loss)/income at September 30, 2019 and December 31, 2018 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedges	Postretirement benefit plan	Total
Balance December 31, 2018	$(4,285)	$—	$683	$(3,602)
Other comprehensive (loss)/income	(3,513)	(1,956)	16	(5,453)
Balance September 30, 2019	$(7,798)	$(1,956)	$699	$(9,055)

NOTE 15 – EMPLOYEE BENEFIT PLANS
Postretirement Medical Plans
The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that is under a collective bargaining agreement and covers eligible retired employees of the Verona facility and a plan for those named as executive officers in the Company’s proxy statement.
Net periodic benefit costs for such retirement medical plans were as follows:

	Nine Months Ended September 30,
	2019	2018
Service cost	$47	$58
Interest cost	29	33
Amortization of prior service cost	55	52
Amortization of gain	(34)	(2)
Net periodic benefit cost	$97	$141

The amount recorded for these obligations on the Company’s balance sheets as of September 30, 2019 and December 31, 2018 is $1,250 and $1,174, respectively, and is included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $100 per year.
Deferred Compensation Plan
On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability was $1,803 and $265 as of September 30, 2019 and December 31, 2018, respectively, and is included in other long-term obligations on the Company’s balance sheets. The related rabbi trust assets were $1,803 and $265 as of September 30, 2019 and December 31, 2018, respectively, and are included in other non-current assets on the Company's balance sheets.
Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas, which had two defined benefit pension plans (DB plans), one of which was closed on December 31, 2018 and replaced by four individual defined contribution plans. The active pension plan is funded by means of employee and Company contributions and provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The DB plan is considered a post-employment benefit. The amount recorded for these obligations on the Company's balance sheet as of September 30, 2019 is $580 and is included in other long-term obligations.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Rent expense charged to operations under lease agreements for the three and nine months ended September 30, 2019 aggregated to approximately $817 and $2,381, respectively. For the three and nine months ended September 30, 2018, rent expense charged to operations under lease agreements were approximately $733 and $2,388, respectively.
Aggregate future minimum rental payments required under all non-cancelable operating leases at September 30, 2019 are as follows:

Year
October 1, 2019 to December 31, 2019	$900
2020	3,109
2021	2,207
2022	1,749
2023	1,365
2024	1,190
Thereafter	3,750
Total minimum lease payments	$14,270

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

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2019 and December 31, 2018 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at September 30, 2019 and December 31, 2018 includes $804 and $793 in money market funds, respectively.
Non-current assets at September 30, 2019 and December 31, 2018 includes $1,803 and $265, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
The Company also has derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which are included in derivative assets and derivative liabilities, respectively, in the condensed consolidated balance sheets (see Note 20, "Derivative Instruments and Hedging Activities"). The fair values of these derivative instruments are determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities.

NOTE 18 – RELATED PARTY TRANSACTIONS
The Company provides services on a contractual agreement to St. Gabriel CC Company, LLC. These services include accounting, information technology, quality control, and purchasing services, as well as operation of the St. Gabriel CC Company, LLC plant. The Company also sells raw materials to St. Gabriel CC Company, LLC. These raw materials are used in the production of finished goods that are, in turn, sold by Saint Gabriel CC Company, LLC to the Company for resale to unrelated parties.  As such, the sale of these raw materials to St. Gabriel CC Company, LLC in this scenario lacks economic substance and therefore the Company does not include them in net sales within the condensed consolidated statements of earnings.
The services the Company provided amounted to $955 and $839, respectively, for the three months ended September 30, 2019 and 2018 and $2,910 and $2,849, respectively, for the nine months ended September 30, 2019 and 2018. The raw materials purchased and subsequently sold amounted to $5,893 and $7,111, respectively, for the three months ended September 30, 2019 and 2018 and $19,039 and $22,840, respectively, for the nine months ended September 30, 2019 and 2018. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $4,538 and $5,127, respectively, for the three months ended September 30, 2019 and 2018 and $14,308 and $16,751, respectively, for the nine months ended September 30, 2019 and 2018. At September 30, 2019 and December 31, 2018, the Company had receivables of $2,109 and $3,210, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and payables of $1,420 and $1,943, respectively, for finished goods received recorded in accrued expenses. The Company had payables in the amount of $296 and $314, respectively, related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accrued expenses as of September 30, 2019 and December 31, 2018, respectively. In addition, the Company had a receivable in the amount of $98 related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables as of September 30, 2019.

NOTE 19 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. All leases are categorized as operating leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the ROU asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years beyond the implementation date, which is January 1, 2019. In addition, the Company has historically not been exercising purchase options with equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with a new lease. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.
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
For the three and nine months ended September 30, 2019, the Company's total lease cost is as follows, which includes both amounts recognized in profits or losses during the period and amounts capitalized on the balance sheet, and the cash flows arising from lease transactions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Lease Cost
Operating lease cost	$817	$2,381

Other information
(Gains) and losses on sale and leaseback transactions, net	—	—

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	823	2,395

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets sold	(240)	8,485

Weighted-average remaining lease term - operating leases	4.97 years	4.97 years

Weighted-average discount rate - operating	4.6%	4.6%

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
On May 28, 2019, the Company entered into a pay-fixed, receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the Company's credit facility with JP Morgan Chase., N.A. The net interest income related to the interest rate swap contract was $60 and $94 for the three and nine months ended September 30, 2019, respectively, which were recorded in the condensed consolidated statements of operations under interest expense, net.
At the same time, the Company also entered into a cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023.
As of September 30, 2019, the fair value of derivative instruments are shown as follows in the Company's condensed consolidated balance sheet:

	Balance Sheet Location	September 30, 2019
Derivative assets:
Cross-currency swap	Derivative assets	$2,171
Derivative liabilities:
Interest rate swap	Derivative liabilities	$2,475

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
As of September 30, 2019, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments was recorded in accumulated other comprehensive income, where the associated gains and losses will remain until such time that the derivative instruments are matured and settled on June 27, 2023.

Losses and gains on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the three and nine months ended September 30, 2019:

	Location within Statements of Comprehensive Income	Three Months Ended September 30,	Nine Months Ended September 30,
		2019	2019
Cash flow hedge (interest rate swap), net of tax	Unrealized loss on cash flow hedge, net	$(657)	$(1,956)
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	4,626	1,715
		$3,969	$(241)

There was no hedging activity for the three and nine months ended September 30, 2018.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (All amounts in thousands, except share and per share data)
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

Overview
We develop, manufacture, distribute and market specialty performance ingredients and products for the nutritional, food, pharmaceutical, animal health, medical device sterilization, plant nutrition and industrial markets. Our four reportable segments are strategic businesses that offer products and services to different markets: Human Nutrition & Health, Animal Nutrition & Health, Specialty Products, and Industrial Products, as more fully described in Note 11 of the condensed consolidated financial statements.
We sell products for all four segments through our own sales force, independent distributors, and sales agents.
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and nine months ended September 30, 2019 and 2018:
Business Segment Net Sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Human Nutrition & Health	$86,142	$85,890	$257,163	$253,966
Animal Nutrition & Health	42,286	40,410	129,127	128,587
Specialty Products	24,888	17,629	68,219	58,233
Industrial Products	5,279	11,114	22,669	39,354
Total	$158,595	$155,043	$477,178	$480,140

Business Segment Earnings From Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Human Nutrition & Health	$13,193	$13,107	$39,234	$35,724
Animal Nutrition & Health	6,122	5,100	16,423	19,607
Specialty Products	6,699	5,767	22,275	19,476
Industrial Products	842	1,751	3,390	6,843
Transaction and integration costs, ERP implementation costs, and unallocated legal fees	(688)	(202)	(2,253)	(1,784)
Unallocated amortization expense	(138)	—	(157)	—
Total	$26,030	$25,523	$78,912	$79,866

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

RESULTS OF OPERATIONS
(All amounts in thousands, except share and per share data)
Three months ended September 30, 2019 compared to three months ended September 30, 2018.
Net Sales
Net sales for the three months ended September 30, 2019 were $158,595, as compared with $155,043 for the three months ended September 30, 2018, an increase of $3,552 or 2.3%.  Net sales for the Human Nutrition & Health segment were $86,142 for the three months ended September 30, 2019, compared with $85,890 for the three months ended September 30, 2018, an increase of $252 or 0.3%.  The increase was primarily driven by higher sales within our Human Nutrition & Pharma business, partially offset by lower Cereal Systems volumes. Net sales for the Animal Nutrition & Health segment were $42,286 for the three months ended September 30, 2019, as compared with $40,410 for the three months ended September 30, 2018, an increase of $1,876 or 4.6%. The increase was primarily the result of higher sales of ruminant animal feed market products. Net sales for the Specialty Products segment were $24,888 for the three months ended September 30, 2019, as compared with $17,629 for the three months ended September 30, 2018, an increase of $7,259 or 41.2%. The increase was primarily due to higher ethylene oxide sales into the medical device sterilization market due to both the contribution of Chemogas and higher legacy product sales, partially offset by lower volumes in the plant nutrition business.  Net sales for the Industrial Products segment were $5,279 for the three months ended September 30, 2019 as compared to $11,114 for the three months ended September 30, 2018, a decrease of $5,835 or 52.5%.  The decrease is principally due to lower sales volumes of various choline and choline derivatives used in shale fracking applications.
Gross Margin
For the three months ended September 30, 2019, gross margin increased to $54,008 compared to $48,002 for the three months ended September 30, 2018, an increase of $6,006 or 12.5%.  Gross margin as a percentage of sales for the three months ended September 30, 2019 increased to 34.1% from 31.0% in the prior year comparative period.  Gross margin percentage for the Human Nutrition & Health segment increased 2.5% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to mix, certain lower raw material costs and manufacturing efficiencies. Gross margin percentage increased for Animal Nutrition & Health by 2.8% primarily due to mix, certain lower raw material costs, and manufacturing efficiencies, partially offset by lower margins in the European monogastric business.  Gross margin percentage for the Specialty Products decreased 4.9%

compared to the three month period ended September 30, 2018 primarily due to mix. Industrial Products gross margin percentage increased 7.8% from the prior year comparative period, primarily due to certain lower raw material costs and mix.
Operating Expenses
Operating expenses for the three months ended September 30, 2019 were $27,978 or 17.6% of net sales as compared to $22,479 or 14.5% of net sales for the three months ended September 30, 2018.  The increase was primarily due to the timing of an insurance recovery of $2,575 received in 2018 and incremental operating expenses related to the Chemogas acquisition of $2,072.
Earnings from Operations
Principally as a result of the above-noted details, earnings from operations for the three months ended September 30, 2019 were $26,030 as compared to $25,523 for the three months ended September 30, 2018, an increase of $507 or 2.0%.  Earnings from operations as a percentage of sales were 16.4% and 16.5% for the three months ended September 30, 2019 and 2018, respectively. Earnings from the Human Nutrition & Health segment were $13,193, an increase of $86 or 0.7%, primarily due to the aforementioned higher sales and mix, partially offset by higher operating expenses resulting from the prior year benefiting from the timing of an insurance recovery. Animal Nutrition & Health segment earnings from operations were $6,122, a increase of $1,022 or 20.0%, primarily the result of the aforementioned higher sales of products targeted for ruminant animal feed markets and certain lower raw material costs, partially offset by lower margins in the European monogastric business as a result of increased competitive activity. Earnings from operations from the Specialty Products segment were $6,699, an increase of $932 or 16.2%, primarily due to the aforementioned higher sales, partially offset by mix and higher operating expenses due to the acquisition of Chemogas.  Earnings from operations from the Industrial Products segment of $842 for the three months ended September 30, 2019 decreased $909 compared to the three months ended September 30, 2018, primarily due to the aforementioned lower sales volumes.
Other Expenses (Income)
Interest expense for the three months ended September 30, 2019 and 2018 was $1,672 and $1,797, respectively, which is primarily related to outstanding borrowings under the Credit Agreement.  Other income was $78 for the three months ended September 30, 2019 and other expense was $197 for the three months ended September 30, 2018.
Income Tax Expense
Our effective tax rate for the three months ended September 30, 2019 and 2018, was 15.4% and 18.3%, respectively.  The decrease was attributable to discrete items.
Net Earnings
Principally as a result of the above-noted details, net earnings for the three months ended September 30, 2019 were $20,676 as compared with $19,214 for the three months ended September 30, 2018, an increase of $1,462 or 7.6%.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018.
Net Sales
Net sales for the nine months ended September 30, 2019 were $477,178, as compared with $480,140 for the nine months ended September 30, 2018, a decrease of $2,962 or 0.6%.  Net sales for the Human Nutrition & Health segment were $257,163 for the nine months ended September 30, 2019, compared with $253,966 for the nine months ended September 30, 2018, an increase of $3,197 or 1.3%.  Sales within our Ingredient Solutions business into food and beverage markets were up $2,353 or 1.3% compared to the nine months ended September 30, 2018. Net sales for the Animal Nutrition & Health segment were $129,127 for the nine months ended September 30, 2019, as compared with $128,587 for the nine months ended September 30, 2018, an increase of $540 or 0.4%. The increase was primarily the result of higher sales of ruminant animal feed market products. Net sales for the Specialty Products segment were $68,219 for the nine months ended September 30, 2019, as compared with $58,233 for the nine months ended September 30, 2018, an increase of $9,986 or 17.1%. The increase was primarily due to higher ethylene oxide sales into the medical device sterilization market due to both the contribution of Chemogas and higher legacy product sales, partially offset by lower volumes in the plant nutrition business.  Net sales for the Industrial Products segment were $22,669 for the nine months ended September 30, 2019 as compared to $39,354 for the nine months ended September 30, 2018, a decrease of $16,685 or 42.4%.  The decrease is principally due to lower sales volumes of various choline and choline derivatives used in shale fracking applications.
Gross Margin
For the nine months ended September 30, 2019, gross margin increased to $157,021 compared to $152,927 for the nine months ended September 30, 2018, an increase of $4,094 or 2.7%.  Gross margin as a percentage of sales was 32.9% and 31.9% for the nine months ended September 30, 2019 and September 30, 2018.  Gross margin percentage for the Human Nutrition & Health segment increased by 0.8% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to mix. Gross margin percentage decreased for Animal Nutrition & Health by 0.7% primarily due to lower global feed grade choline volumes and margins in the European monogastric business as a result of increased competitive activity.  Gross margin percentage for the Specialty Products decreased 0.6% compared to the nine month period ended September 30, 2018 primarily due to the impact from Chemogas. Industrial Products gross margin percentage increased by 1.9% compared with the prior year comparable period primarily due to certain lower raw material costs and mix.
Operating Expenses
Operating expenses for the nine months ended September 30, 2019 were $78,109 or 16.4% of net sales as compared to $73,061 or 15.2% of net sales for the nine months ended September 30, 2018.  The increase was primarily due to incremental operating expenses related to the Chemogas acquisition of $2,885, a decrease in insurance proceeds associated with the Clearfield fire of $1,438, and increased bad debt expense of $908.
Earnings from Operations
Principally as a result of the above-noted details, earnings from operations for the nine months ended September 30, 2019 were $78,912 as compared to $79,866 for the nine months ended September 30, 2018, a decrease of $954 or 1.2%.  Earnings from operations as a percentage of sales were 16.5% and 16.6% for the nine months ended September 30, 2019 and 2018, respectively. Earnings from the Human Nutrition & Health segment were $39,234 an increase of $3,510 or 9.8%, primarily due to the aforementioned higher sales and mix. Animal Nutrition & Health segment earnings from operations were $16,423, a decrease of $3,184 or 16.2%, primarily the result of lower global feed grade choline volumes and margins in the European monogastric business as a result of increased competitive activity. Earnings from operations from the Specialty Products segment were $22,275, an increase of $2,799 or 14.4%, primarily due to higher sales and the contribution from Chemogas.  Earnings from operations from the Industrial Products segment of $3,390 for the nine months ended September 30, 2019 decreased $3,453 compared to the nine months ended September 30, 2018, primarily due to the aforementioned lower sales volumes.
Other Expenses (Income)
Interest expense for the nine months ended September 30, 2019 and 2018 was $4,749 and $5,936, respectively, which is primarily related to outstanding borrowings under the Credit Agreement.  Other expense was $53 and $163 for the nine months ended September 30, 2019 and 2018, respectively.
Income Tax Expense
Our effective tax rate was 20.0% and 21.1% for the nine months ended September 30, 2019 and 2018, respectively.
Net Earnings
Principally as a result of the above-noted details, net earnings for the nine months ended September 30, 2019 were $59,288 as compared with $58,239 for the nine months ended September 30, 2018, an increase of $1,049 or 1.8%.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)
During the nine months ended September 30, 2019, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.  We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents increased to $59,404 at September 30, 2019 from $54,268 at December 31, 2018. At September 30, 2019, the Company had $29,768 of cash and cash equivalents held by foreign subsidiaries.  It is our intention to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds.  Working capital was $167,926 at September 30, 2019 as compared to $144,258 at December 31, 2018, an increase of $23,668. Working capital reflects the payment of the 2018 declared dividend in 2019 of $15,135 and proceeds from the sale of business and assets.

Operating Activities
Cash flows from operating activities provided $91,494 for the nine months ended September 30, 2019 as compared to $79,185 for the nine months ended September 30, 2018.  The increase in cash flows from operating activities was primarily due to working capital changes and an increase in earnings.
Investing Activities
As previously noted, on May 27, 2019, we acquired 100 percent of the outstanding common shares of Chemogas Holding, NV and its Subsidiaries ("Chemogas" or the "Acquisition"), a privately held specialty gases company headquartered in Grimbergen, Belgium. Cash paid for the acquisition, net of cash acquired, amounted to $94,690.
As noted above, on September 6, 2019, we sold an insignificant portion of the business which is included in "proceeds from sale of business and assets" in the condensed consolidated statements of cash flows.
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $21,669 and $13,691 for the nine months ended September 30, 2019 and 2018, respectively.
Financing Activities
As previously noted, the acquisition of Chemogas was primarily funded through our credit agreement. We borrowed $123,569 against the revolving loan and also made payments of $12,222 on the acquired debt. Total debt payments on the revolving loan amounted to $61,000 during 2019 and we have $281,431 available under the credit agreement as of September 30, 2019.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,431,767 shares have been purchased, and we had 232,499 shares remaining in treasury at September 30, 2019.  We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans.
Proceeds from stock options exercised were $3,734 and $8,133 for the nine months ended September 30, 2019 and 2018, respectively.  Dividend payments were $15,135 and $13,428 for the nine months ended September 30, 2019 and 2018, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15 – Employee Benefit Plans.  The liability recorded in other long-term liabilities on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 was $1,250 and $1,174, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the plans.
On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of September 30, 2019 and December 31, 2018 was $1,803 and $265, respectively, and is included in other long-term obligations on our balance sheet.
On May 27, 2019, we acquired Chemogas, which had two defined benefit pension plans (DB plans), one of which was closed on December 31, 2018 and replaced by four individual defined contribution plans. The active pension plan is funded by means of employee and Company contributions and provide for the payment of a lump sum at retirement or payments in case of death of the covered employees. The DB plan is considered a post-employment benefit. The amount recorded for these obligations on our balance sheets as of September 30, 2019 was $580 and is included in other long-term obligations.

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
Other than what is noted above, there were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2018 Annual Report on Form 10-K, during the nine months ended September 30, 2019.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and nine months ended September 30, 2019. Refer to Note 18, "Related Party Transactions".

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. In the second quarter of 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted below. Additionally, as of September 30, 2019, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at September 30, 2019, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $2,186. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Interest Rate Risk
We have exposure to market risk for changes in interest rates, including the interest rate relating to our credit agreement dated June 27, 2018. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 20 to our condensed consolidated financial statements). As of September 30, 2019, the notional amount of our outstanding interest rate swap was $108,569.

Foreign Currency Exchange Risk
We are also exposed to foreign currency exchange risk. Specifically, we are exposed to changes in exchange rates between the U.S. dollar and Euro. In the second quarter of 2019, we entered into a cross-currency swap, with a notional amount of $108,569, which we designated as a hedge of our net investment in Chemogas.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

(b)	Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II.	Other Information

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2C.	Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019	—	$—	—	$136,548,396
August 1-31, 2019	208,499	$88.48	208,499	$122,262,250
September 1-30, 2019	24,000	$89.45	24,000	$121,313,268
	232,499		232,499

(1) We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,431,767 shares have been purchased, of which 232,499 shares remained in treasury at September 30, 2019. There is no expiration for this program.

(2) Average price paid per share includes costs associated with the repurchases

Item 6.	Exhibits

Exhibit Number	Description
Exhibit 3.2	Balchem Corporation By-Laws as Amended and Restated as of September 12, 2019.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALCHEM CORPORATION

By: /s/ Theodore L. Harris
Theodore L. Harris, Chairman, President and Chief Executive Officer

By: /s/ Martin Bengtsson
Martin Bengtsson, Chief Financial Officer and Treasurer

Date: November 5, 2019