Form 10-Q
period 2020-03-31
BALCHEM CORP
filed 2020-05-01
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2020
        OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 23, 2020, the registrant had 32,316,842 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	March 31, 2020 (unaudited)	December 31, 2019
Current assets:
Cash and cash equivalents	$73,959	$65,672
Accounts receivable, net of allowance for doubtful accounts of $2,511 and $2,080 at March 31, 2020 and December 31, 2019 respectively	105,867	93,444
Inventories	83,196	83,893
Prepaid expenses	4,134	4,385
Prepaid income taxes	527	5,098
Other current assets	2,998	2,454
Total current assets	270,681	254,946

Property, plant and equipment, net	215,279	216,859
Goodwill	522,785	523,998
Intangible assets with finite lives, net	136,515	143,924
Right of use assets	6,912	7,338
Other assets	9,940	8,617
Total assets	$1,162,112	$1,155,682

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$23,630	$37,267
Accrued expenses	35,848	24,604
Accrued compensation and other benefits	9,826	11,057
Dividends payable	137	16,855
Lease liabilities - current	2,279	2,475
Total current liabilities	71,720	92,258

Revolving loan	253,569	248,569
Deferred income taxes	57,095	56,431
Lease liabilities - non-current	4,336	4,827
Derivative liabilities	443	2,103
Other long-term obligations	8,678	7,827
Total liabilities	395,841	412,015

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,447,415 shares issued and 32,316,842 shares outstanding at March 31, 2020 and 32,405,796 shares issued and 32,201,917 outstanding at December 31, 2019, respectively	2,164	2,161
Additional paid-in capital	173,581	174,218
Retained earnings	610,689	590,921
Accumulated other comprehensive loss	(8,469)	(5,564)
Treasury stock, at cost: 130,573 and 203,879 shares at March 31, 2020 and December 31, 2019, respectively	(11,694)	(18,069)
Total stockholders' equity	766,271	743,667

Total liabilities and stockholders' equity	$1,162,112	$1,155,682
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net sales	$174,436	$157,029

Cost of sales	119,105	107,934

Gross margin	55,331	49,095

Operating expenses:
Selling expenses	15,430	14,126
Research and development expenses	2,700	2,895
General and administrative expenses	10,923	5,594
	29,053	22,615

Earnings from operations	26,278	26,480

Other expenses:
Interest expense, net	1,696	1,589
Other, net	92	98
	1,788	1,687

Earnings before income tax expense	24,490	24,793

Income tax expense	4,722	6,010

Net earnings	$19,768	$18,783

Net earnings per common share - basic	$0.62	$0.58

Net earnings per common share - diluted	$0.61	$0.58
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net earnings	$19,768	$18,783

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	781	(1,089)
Unrealized loss on cash flow hedge	(3,107)	—
Change in postretirement benefit plans	(579)	5
Other comprehensive loss	(2,905)	(1,084)

Comprehensive income	$16,863	$17,699
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2020 and 2019
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Treasury Stock		Additional Paid-in Capital
				Shares	Amount	Shares	Amount
Balance - December 31, 2019	$743,667	$590,921	$(5,564)	32,405,796	$2,161	(203,879)	$(18,069)	$174,218
Net earnings	19,768	19,768	—	—	—	—	—	—
Other comprehensive (loss)	(2,905)	—	(2,905)	—	—	—	—	—
Treasury shares purchased	(891)	—	—	—	—	(8,224)	(891)	—
Shares and options issued under stock plans	6,632	—	—	41,619	3	81,530	7,266	(637)
Balance - March 31, 2020	$766,271	$610,689	$(8,469)	32,447,415	$2,164	(130,573)	$(11,694)	$173,581

Balance - December 31, 2018	$691,618	$528,027	$(3,602)	32,256,209	$2,151	(706)	$(56)	$165,098
Net earnings	18,783	18,783	—	—	—	—	—	—
Other comprehensive (loss)	(1,084)	—	(1,084)	—	—	—	—	—
Treasury shares purchased	(727)	—	—	—	—	(8,496)	(727)	—
Shares and options issued under stock plans	1,919	—	—	73,823	5	3,006	250	1,664
Balance - March 31, 2019	$710,509	$546,810	$(4,686)	32,330,032	$2,156	(6,196)	$(533)	$166,762

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$19,768	$18,783

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,549	10,836
Stock compensation expense	2,181	1,631
Deferred income taxes	135	35
Provision for doubtful accounts	522	88
Foreign currency transaction (gain)/loss	(23)	50
Asset impairment charge	—	114
Gain on disposal of assets	—	(2,719)
Changes in assets and liabilities
Accounts receivable	(13,516)	(912)
Inventories	528	(139)
Prepaid expenses and other current assets	(349)	972
Accounts payable and accrued expenses	(3,098)	(12,389)
Income taxes	4,523	6,575
Other	(655)	(442)
Net cash provided by operating activities	22,565	22,483

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(5,394)	(8,507)
Proceeds from insurance	—	2,727
Net cash used in investing activities	(5,394)	(5,780)

Cash flows from financing activities:
Proceeds from revolving loan	10,000	—
Principal payments on revolving loan	(5,000)	(16,000)
Proceeds from stock options exercised	4,435	288
Dividends paid	(16,704)	(15,135)
Purchase of treasury stock	(891)	(727)
Net cash used in financing activities	(8,160)	(31,574)

Effect of exchange rate changes on cash	(724)	(393)

Increase (decrease) in cash and cash equivalents	8,287	(15,264)

Cash and cash equivalents beginning of period	65,672	54,268
Cash and cash equivalents end of period	$73,959	$39,004
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in its December 31, 2019 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements reflect the operations of Balchem Corporation and its subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results expected for the full year or any interim period.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
Recent Accounting Pronouncements
Recently Issued Accounting Standards
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, this standards update is in effect from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this pronouncement on the consolidated financial statements and disclosures.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The effective date of this update is for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The standard may be adopted either using the prospective or retrospective transition approach and could also be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this pronouncement on the Company’s consolidated financial statements and disclosures.
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
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.”  The guidance requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider.  The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The standard may be adopted either using the prospective or retrospective transition approach.  The Company adopted the new standard on January 1, 2020. The standard update did not have a significant impact on the Company’s consolidated financial statements and disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of companies' risk management activities in its financial statements, as well as simplifying the application of hedge accounting guidance especially in the area of assessment of effectiveness of the hedge. In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 815, Derivative and Hedging", which further clarified ASU 2017-12. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted the new standards in the second quarter of 2019, upon entering into derivative transactions. Refer to Note 20, "Derivative Instruments and Hedging Activities."
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (ASU 2017-04), which addresses changes to the testing for goodwill impairment by eliminating Step 2 of the process. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted the new standard on January 1, 2020. This ASU did not have a significant impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires that credit losses be reported based on expected losses instead of the incurred loss model. The update made several consequential amendments to the codification which requires the accounting for available-for-sale debt securities to be individually assessed for credit losses when fair value is less than the amortized cost basis. The FASB subsequently issued ASU 2019-04, ASU 2019-05, and ASU 2019-11, all of which further clarified ASU 2016-13. The Company adopted the new standard and related updates on January 1, 2020. The adoption did not have a significant impact on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which was clarified by ASU 2018-11 and addresses the recognition of assets and liabilities that arise from all leases. The guidance requires lessees to recognize right-of-use ("ROU") assets and lease liabilities for most leases in the Consolidated Balance Sheets and is effective for annual and interim periods beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 and has elected the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption. The new standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company has not elected the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify, which means for those leases that qualify, the Company will not recognize ROU assets or lease liabilities. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases. In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements," which further clarifies the determination of fair value of leases and modifies transition disclosure requirements for changes in accounting principles. The effective date of the amendments is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The ASU was adopted by the Company on January 1, 2020 and did not have a significant impact on its consolidated financial statements and disclosures. Refer to Note 19, "Leases."

NOTE 2 – SIGNIFICANT ACQUISITIONS
Acquisition
On December 13, 2019, the Company completed the acquisition of Zumbro River Brand, Inc. ("Zumbro"). The Company made payments of $52,403 on the acquisition date, amounting to $47,058 to the former shareholders and $5,345 to Zumbro's lenders to pay Zumbro debt. Considering the cash acquired of $686, net payments made to the former shareholders were $46,372.
The estimated goodwill of $18,159 arising from the acquisition consists largely of expected synergies, including the combined entities' experience and technical problem-solving capabilities, and acquired workforce. The goodwill is assigned to Human Nutrition & Health ("HNH") and its tax deductibility for income taxes is still being assessed.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed:

Cash and cash equivalents	$686
Accounts receivable	3,314
Inventories	4,498
Prepaid & other current assets	521
Property, plant and equipment	15,245
Customer relationships	8,200
Developed technology	4,400
Trade name	2,300
Other non-current assets	10
Accounts payable & accrued expenses	(1,539)
Debt	(5,345)
Deferred income taxes	(3,391)
Goodwill	18,159
Amount paid to shareholders	47,058
Zumbro debt paid on purchase date	5,345
Total amount paid on acquisition date	$52,403
The estimated valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions that are subject to change. In preparing our fair value estimates of the intangible assets and certain tangible assets acquired, management, among other things, consulted an independent advisor. Valuation methods utilized included cost and market approaches for property, plant and equipment, excess earnings method for customer relationships and the relief from royalty method for other intangible assets. The purchase price and related allocation to assets acquired and liabilities assumed is preliminary pending finalizing actual working capital acquired as of the acquisition date. Additionally, certain intangible assets are not tax deductible and the related deferred tax liabilities are preliminary pending management's final review.
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
On May 27, 2019, the Company acquired 100 percent of the outstanding common shares of Chemogas Holdings, NV and its subsidiary companies (collectively, "Chemogas"). The Company made payments of approximately €99,503 (translated to $111,324) on the acquisition date, amounting to approximately €88,579 (translated to $99,102) to the former shareholders and approximately €10,924 (translated to $12,222) to Chemogas' lender to pay Chemogas bank debt. Considering the cash acquired of €3,943 (translated to $4,412), net payments made to the former shareholders were €84,636 (translated to $94,690).
The goodwill of $59,319 arising from the acquisition consists largely of expected synergies, including the combined entities' experience and technical problem-solving capabilities, and acquired workforce. The goodwill is assigned to the Specialty Products segment and is not tax deductible for income tax purposes.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed:

Cash and cash equivalents	$4,412
Accounts receivable	4,176
Inventories	957
Property, plant and equipment	15,972
Customer relationships	39,158
Developed technology	2,461
Trade name	1,119
Other assets	1,491
Accounts payable	(3,261)
Bank debt	(12,222)
Other liabilities	(1,030)
Pension obligations (net)	(594)
Deferred income taxes	(12,856)
Goodwill	59,319
Amount paid to shareholders	99,102
Chemogas bank debt paid on purchase date	12,222
Total amount paid on acquisition date	$111,324

The estimated valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions that are subject to change. In preparing our fair value estimates of the intangible assets and certain tangible assets acquired, management, among other things, consulted an independent advisor. Valuation methods utilized included cost and market approaches for property, plant and equipment, excess earnings method for customer relationships and the relief from royalty method for other intangible assets. The purchase price and related allocation to assets acquired and liabilities assumed is preliminary pending management's final review of fair value calculations and deferred tax liabilities related to certain non-deductible assets.
Customer relationships are amortized over a 20-year period utilizing an accelerated method based on the estimated average customer attrition rate. Trade name and developed technology are amortized over 2 years and 10 years, respectively, utilizing the straight-line method as the consumption pattern of the related economic benefits cannot be reliably determined.
The Company is indemnified for tax liabilities prior to the acquisition date. Indemnified tax liabilities will create an indemnification asset (receivable). An indemnification asset balance has not been established.
In connection with the Chemogas and Zumbro acquisitions, the Company incurred transaction and integration costs of $1,068 and $307 for the three months ended March 31, 2020 and 2019, respectively.
Total transaction and integration costs related to recent acquisitions, including the Chemogas and Zumbro acquisitions described above, are recorded in general and administrative expenses. These costs amounted to $1,097 and $485 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 3 – STOCKHOLDERS’ EQUITY
STOCK-BASED COMPENSATION
The Company’s results for the three months ended March 31, 2020 and 2019 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the
	Three Months Ended March 31,
	2020	2019
Cost of sales	$266	$288
Operating expenses	1,915	1,343
Net earnings	(1,663)	(1,258)

As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2020, the plans had 905,996 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, three to four years for employee restricted stock awards, three years for employee performance share awards, and three to four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.
Option activity for the three months ended March 31, 2020 and 2019 is summarized below:

For the three months ended March 31, 2020	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2019	951	$68.18	$31,814
Granted	145	111.94
Exercised	(82)	54.39
Forfeited	(4)	89.90
Canceled	—	—
Outstanding as of March 31, 2020	1,010	$75.48	$25,399	6.7

Exercisable as of March 31, 2020	664	$65.39	$22,131	5.4

For the three months ended March 31, 2019	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2018	887	$61.59	$16,192
Granted	185	84.19
Exercised	(7)	40.85
Forfeited	—	—
Canceled	—	—
Outstanding as of March 31, 2019	1,065	$65.64	$28,924	6.7

Exercisable as of March 31, 2019	685	$56.91	$24,588	5.4
ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.6%; expected volatilities of 26% and 24%; risk-free interest rates of 1.4% and 2.5%; and expected lives of 3.7 years and 4.0 years, in each case for the three months ended March 31, 2020 and 2019, respectively.
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

Other information pertaining to option activity during the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Weighted-average fair value of options granted	$23.05	$18.26
Total intrinsic value of stock options exercised ($000s)	$4,019	$302
Non-vested restricted stock activity for the three months ended March 31, 2020 and 2019 is summarized below:

	Three Months Ended March 31,
	2020		2019
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	138	$80.03	79	$72.75
Granted	34	111.44	66	84.27
Vested	(20)	67.43	(8)	58.52
Forfeited	(1)	86.82	—	—
Non-vested balance as of March 31	151	$89.21	137	$79.16

Non-vested performance share activity for the three months ended March 31, 2020 and 2019 is summarized below:

	Three Months Ended March 31,
	2020		2019
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	70	$81.26	53	$75.61
Granted	20	126.46	33	81.79
Vested	(8)	104.15	(9)	65.64
Forfeited	(11)	82.71	(7)	60.85
Non-vested balance as of March 31	71	$91.99	70	$81.26

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 1.4% and 2.5%; dividend yields of 0.5% and 0.5%; volatilities of 24% and 24%; and initial TSR’s of 10.9% and -5.9%, in each case for the three months ended March 31, 2020 and 2019, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
As of March 31, 2020 and 2019, there was $19,308 and $17,475, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2020, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.0 years. The Company estimates that share-based compensation expense for the year ended December 31, 2020 will be approximately $9,200.

REPURCHASE OF COMMON STOCK
The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,439,991 shares have been purchased, of which 130,573 shares remained in treasury at March 31, 2020. During the three months ended March 31, 2020 and 2019, the Company purchased 8,224 and 8,496 shares, respectively, from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes. These shares were purchased at an average cost of $108.40 and $85.53, respectively. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans.

NOTE 4 – INVENTORIES
Inventories at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$27,872	$27,439
Work in progress	4,097	2,102
Finished goods	51,227	54,352
Total inventories	$83,196	$83,893

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
Land	$11,701	$11,588
Building	79,048	79,261
Equipment	238,389	237,898
Construction in progress	17,796	14,594
	346,934	343,341
Less: accumulated depreciation	131,655	126,482
Property, plant and equipment, net	$215,279	$216,859

NOTE 6 – INTANGIBLE ASSETS
The Company had goodwill in the amount of $522,785 and $523,998 as of March 31, 2020 and December 31, 2019, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The decrease in goodwill is due to foreign exchange translation adjustments, partially offset by an insignificant adjustment related to the Zumbro acquisition.
Identifiable intangible assets with finite lives at March 31, 2020 and December 31, 2019 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 3/31/2020	AccumulatedAmortizationat 3/31/2020	Gross Carrying Amount at 12/31/2019	AccumulatedAmortizationat 12/31/2019
Customer relationships & lists	10-20	$238,762	$144,258	$239,578	$139,863
Trademarks & trade names	2-17	43,082	21,561	43,102	20,477
Developed technology	5-12	20,158	11,664	20,206	11,008
Other	3-18	21,343	9,347	20,962	8,576
		$323,345	$186,830	$323,848	$179,924
Amortization of identifiable intangible assets was approximately $6,979 and $5,842 for the three months ended March 31, 2020 and 2019, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $20,624 for the remainder of 2020, $23,936 for 2021, $22,021 for 2022, $19,128 for 2023, $10,448 for 2024 and $6,198 for 2025. At March 31, 2020 and 2019, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2020 and 2019.

NOTE 7 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $138 and $101 for the three months ended March 31, 2020 and 2019, respectively, relating to its portion of the joint venture's expenses in other expense. The carrying value of the joint venture at March 31, 2020 and December 31, 2019 is $5,042 and $4,513, respectively, and is recorded in other assets.

NOTE 8 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into the Credit Agreement, which replaced the existing credit facility that had provided for a senior secured term loan of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan, which was due May 2019. As of March 31, 2020 and December 31, 2019, the total balance outstanding on the Credit Agreement amounted to $253,569 and $248,569, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 2.084% at March 31, 2020.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.175% at March 31, 2020).  The unused portion of the revolving loan amounted to $246,431 at March 31, 2020.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement, which is not materially different than the effective interest method.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method. Capitalized costs net of accumulated amortization totaled $915 and $986 at March 31, 2020 and December 31, 2019, respectively, and are included in other assets on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $71 for both the three months ended March 31, 2020 and 2019, and is included in interest expense in the accompanying condensed consolidated statements of earnings.
The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At March 31, 2020, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the Company.

NOTE 9 – NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended March 31,
	2020	2019
Net Earnings - Basic and Diluted	$19,768	$18,783

Shares (000s)
Weighted Average Common Shares - Basic	32,135	32,188
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	382	321
Weighted Average Common Shares - Diluted	32,517	32,509

Net Earnings Per Share - Basic	$0.62	$0.58
Net Earnings Per Share - Diluted	$0.61	$0.58
The Company had 212,551 and 515,573 stock options outstanding at March 31, 2020 and 2019, respectively, that could potentially dilute basic earnings per share in future periods that were not included in diluted earnings per share because their effect on the period presented was anti-dilutive.

NOTE 10 – INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2020 and 2019, was 19.3% and 24.2%, respectively. The decreases in the effective tax rate for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was mainly attributable to lower enacted tax rates from several states.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several significant changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carry-back certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. Some of the tax law changes included in the Act are retroactive, however, the Company has reviewed the change in law and determined that the law change has no significant impact on the Company's tax provision or financial statements. In addition, Balchem will continue to evaluate and analyze the impact of the U.S. Tax Cuts and Jobs Act that was enacted on December 22, 2017 and the additional guidance that has been issued, and may be issued, by the U.S. Department of Treasury, the Securities and Exchange Commission, or the Financial Accounting Standards Board regarding this act.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2020, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2015. As of March 31, 2020 and December 31, 2019, the Company had approximately $4,831 and $4,762, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s condensed consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the condensed consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2020 and December 31, 2019 was approximately $1,682 and $1,612, respectively, and is included in other long-term obligations.

NOTE 11 – SEGMENT INFORMATION
Previously, the Company's four reportable segments were: Human Nutrition and Health, Animal Nutrition and Health, Specialty Products, and Industrial Products. However, effective in the first quarter of 2020, in order to align with the Company's strategic focus on health and nutrition, allocation of resources, and evaluation of operating performance, and given the previously noted 2019 reduction in portfolio scale of Industrial Products, the Company has revised its reporting segment structure to three reportable segments: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. These reportable segments are strategic businesses that offer products and services to different markets. This realignment has been retrospectively applied. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated" and applied retroactively to 2019. There was no change to the Consolidated Financial Statements as a result of the change to the reportable segments. The Company expects that the new reportable segment structure will provide investors greater understanding of and alignment with the Company’s strategic focus. In order to ensure appropriate transparency and visibility into the financial performance of the Company, sufficient detail will continue to be provided relative to Other and Unallocated, including material contributions from oil and gas and other industrial market activities.
Human Nutrition & Health
The Human Nutrition & Health ("HNH") segment provides human grade choline nutrients and mineral amino acid chelated products through this segment for nutrition and wellness applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The Company's mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Proprietary technology has been combined to create an organic molecule in a form the body can readily assimilate. Sales growth for human nutrition applications is reliant on differentiation from lower-cost competitive products through scientific data, intellectual property and customers' appreciation of brand value. Consequently, the Company makes investments in such activities for long-term value differentiation. This segment also serves the food and beverage industry for beverage, bakery, dairy, confectionary, and savory manufacturers. The Company partners with its customers from ideation through commercialization to bring on-trend beverages, baked goods, confections, dairy and meat products to market. The Company has expertise in trends analysis and product development. When combined with its strong manufacturing capabilities in customized spray dried and emulsified powders, extrusion and agglomeration, blended lipid systems, liquid flavor delivery systems, juice and dairy bases, chocolate systems, as well as ice cream bases and variegates, the Company is a one-stop solutions provider for beverage and dairy product development needs. Additionally, this segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, sports and protein bars, dietary plans, and nutritional supplements. The Company also creates cereal systems for ready-to-eat cereals, grain-based snacks, and cereal based ingredients.
Animal Nutrition & Health
The Company’s Animal Nutrition & Health ("ANH") segment provides nutritional products derived from its microencapsulation and chelation technologies in addition to basic choline chloride. For ruminant animals, the Company’s microencapsulated products boost health and milk production, delivering nutrient supplements that are biologically available, providing required nutritional levels. The Company’s proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for monogastric animal health, predominantly to the poultry, pet and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. In poultry, choline deficiency can result in reduced growth rates and perosis in young birds, while in swine production choline is a necessary and required component of gestating and lactating sow diets for both liver health and prevention of leg deformity.
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

The segment information is summarized as follows:

Business Segment Assets	March 31, 2020	December 31, 2019
Human Nutrition & Health	$741,742	$739,030
Animal Nutrition & Health	150,766	142,247
Specialty Products	182,461	184,487
Other and Unallocated (1)	87,143	89,918
Total	$1,162,112	$1,155,682

Business Segment Net Sales	Three Months Ended March 31,
	2020	2019
Human Nutrition & Health	$95,508	$85,149
Animal Nutrition & Health	48,641	43,361
Specialty Products	27,996	18,424
Other and Unallocated (2)	2,291	10,095
Total	$174,436	$157,029

Business Segment Earnings Before Income Taxes	Three Months Ended March 31,
	2020	2019
Human Nutrition & Health	$12,135	$13,703
Animal Nutrition & Health	8,044	5,256
Specialty Products	7,986	6,697
Other and Unallocated (2)	(1,887)	824
Interest and other expense	(1,788)	(1,687)
Total	$24,490	$24,793

Depreciation/Amortization	Three Months Ended March 31,
	2020	2019
Human Nutrition & Health	$7,844	$7,986
Animal Nutrition & Health	1,755	1,578
Specialty Products	2,392	1,021
Other and Unallocated (2)	558	251
Total	$12,549	$10,836

Capital Expenditures	Three Months Ended March 31,
	2020	2019
Human Nutrition & Health	$3,507	$5,255
Animal Nutrition & Health	1,092	1,471
Specialty Products	382	1,474
Other and Unallocated (2)	8	288
Total	$4,989	$8,488

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $1,272 and $804 for the first quarter of 2020, and 2019, respectively, and (ii) Unallocated amortization expense of $401 and $9 for the first quarter of 2020 and 2019, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

NOTE 12 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.

The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31,
	2020	2019
Product Sales	$167,565	$147,912
Co-manufacturing	5,241	6,592
Bill and Hold	—	857
Consignment	619	589
Product Sales Revenue	173,425	155,950
Royalty Revenue	1,011	1,079
Total Revenue	$174,436	$157,029
The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended March 31,
	2020	2019
United States	$126,909	$118,111
Foreign Countries	47,527	38,918
Total Revenue	$174,436	$157,029
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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the three months ended March 31, 2020 and 2019 for income taxes and interest is as follows:

	Three Months Ended March 31,
	2020	2019
Income taxes	$8,441	$58
Interest	$1,619	$1,459

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income/(loss) were as follows:

	Three Months Ended March 31,
	2020	2019
Net foreign currency translation adjustment	$781	$(1,089)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized loss on cash flow hedge	(3,933)	—
Tax	826	—
Net of tax	(3,107)	—

Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	19	18
Amortization of gain	(13)	(11)
Total before tax	6	7
Tax	(1)	(2)
Adjustment (1)	(584)	—
Net of tax and adjustment	(579)	5

Total other comprehensive loss	$(2,905)	$(1,084)

(1) One time adjustment to the postretirement account.
Included in "Net foreign currency translation adjustment" was a gain of $4,419 related to a net investment hedge, which was net of taxes of $1,174 for the three months ended March 31, 2020. There were no such activities for the three months ended March 31, 2019. See Note 20, "Derivative Instruments and Hedging Activities."
Accumulated other comprehensive income/(loss) at March 31, 2020 and December 31, 2019 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedges	Postretirement benefit plan	Total
Balance December 31, 2019	$(5,176)	$(1,399)	$1,011	$(5,564)
Other comprehensive income/(loss)	781	(3,107)	(579)	(2,905)
Balance March 31, 2020	$(4,395)	$(4,506)	$432	$(8,469)

NOTE 15 – EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
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
Net periodic benefit costs for such retirement medical plans were as follows:

	Three Months Ended March 31,
	2020	2019
Service cost	$17	$16
Interest cost	6	10
Amortization of prior service cost	19	18
Amortization of gain	(13)	(11)
Net periodic benefit cost	$29	$33
The amount recorded for these obligations on the Company’s balance sheets as of March 31, 2020 and December 31, 2019 is $1,100 and $1,076, respectively, and is included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $100 per year.
Deferred Compensation Plan
On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability was $2,830 and $1,982 as of March 31, 2020 and December 31, 2019, respectively, and was included in other long-term obligations on the Company’s consolidated balance sheets. The related rabbi trust assets were $2,832 and $1,982 as of March 31, 2020 and December 31, 2019, respectively, and were included in other non-current assets on the Company's consolidated balance sheets.
Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas, which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on the Company's consolidated balance sheet as of March 31, 2020 and December 31, 2019 was $584 and $596, respectively, and was included in other long-term obligations.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Aggregate future minimum rental payments required under all non-cancelable operating leases at March 31, 2020 are as follows:

Year
April 1, 2020 to December 31, 2020	$2,430
2021	2,318
2022	1,768
2023	1,385
2024	629
2025	234
Thereafter	599
Total minimum lease payments	$9,363
The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation was conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources. While the Company must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site.
From time to time, the Company is a party to various litigation, claims and assessments.  Management believes that the ultimate outcome of such matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2020 and December 31, 2019 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at March 31, 2020 and December 31, 2019 includes $809 and $808 in money market funds, respectively.
Non-current assets at March 31, 2020 and December 31, 2019 includes $2,832 and $1,982, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
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
The services the Company provided amounted to $853 and $868, respectively, for the three months ended March 31, 2020 and 2019. The raw materials purchased and subsequently sold amounted to $4,711 and $6,808, respectively, for the three months ended March 31, 2020 and 2019. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $3,721 and $5,312, respectively, for the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, the Company had receivables of $4,472 and $4,840, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and payables of $2,861 and $3,230, respectively, for finished goods received recorded in accrued expenses. In addition, the Company had receivables in the amount of $111, related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables as of March 31, 2020. There was no such receivable as of March 31, 2019. The Company had payables in the amount of $296 and $366, respectively, related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accrued expenses as of March 31, 2020 and December 31, 2019, respectively.

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
For the three months ended March 31, 2020 and 2019, the Company's total lease cost was as follows, which included both amounts recognized in profits or losses during the period and amounts capitalized on the balance sheet, and the cash flows arising from lease transactions:

	Three Months Ended March 31,
	2020	2019
Lease Cost
Operating lease cost	$741	$813

Other information
(Gains) and losses on sale and leaseback transactions, net	—	—

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	744	819

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets sold	9	12,874

Weighted-average remaining lease term - operating leases	4.93 years	4.88 years

Weighted-average discount rate - operating	4.6%	4.5%

Rent expense charged to operations under lease agreements for the three months ended March 31, 2020 and 2019 aggregated to approximately $741 and $813, respectively.

NOTE 20 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market fluctuations in interest rates as well as variability in foreign exchange rates. In May 2019, the Company entered into an interest rate swap (cash flow hedge) with the Swap Counterparty and a cross-currency swap (net investment hedge) with the Bank Counterparty. The Company's primary objective for holding derivative financial instruments is to manage interest rate risk and foreign currency risk.
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the Credit Agreement. The net interest expense related to the interest rate swap contract was $121 for the three months ended March 31, 2020, which was recorded in the condensed consolidated statements of operations under interest expense, net.
At the same time, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $563 for the three months ended March 31, 2020, which was recorded in the consolidated statements of operations under interest expense, net.
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
As of March 31, 2020 and December 31, 2019, the fair value of derivative instruments are shown as follows in the Company's condensed consolidated balance sheet:

Derivative assets (liabilities)	March 31, 2020	December 31, 2019
Cross-currency swap	$5,261	$(332)
Interest rate swap	(5,704)	(1,771)
Derivative liabilities	$(443)	$(2,103)
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
As of March 31, 2020, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments was recorded in accumulated other comprehensive income.

Losses and gains on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the three months ended March 31, 2020:

	Location within Statements of Comprehensive Income	Three Months Ended March 31,
		2020
Cash flow hedge (interest rate swap), net of tax	Unrealized loss on cash flow hedge, net	$(3,107)
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	4,419
Total		$1,312
There was no hedging activity for the three months ended March 31, 2019.

NOTE 21 – SUBSEQUENT EVENT
In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, the Company is monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (All amounts in thousands, except share and per share data)
This report contains forward-looking statements, within the meaning of Section 21E of the Exchange Act, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2019 and other factors that may be identified elsewhere in this report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

Overview
We develop, manufacture, distribute and market specialty performance ingredients and products for the nutritional, food, pharmaceutical, animal health, medical device sterilization, plant nutrition and industrial markets. Previously, our four reportable segments were: Human Nutrition and Health, Animal Nutrition and Health, Specialty Products, and Industrial Products. However, effective in the first quarter of 2020, in order to align with our strategic focus on health and nutrition, allocation of resources, and evaluation of operating performance, and given the previously noted 2019 reduction in portfolio scale of Industrial Products, we have revised our reporting segment structure to three reportable segments: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. These reportable segments are strategic businesses that offer products and services to different markets. This realignment has been retrospectively applied. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated" and applied retroactively to 2019. There was no change to the Consolidated Financial Statements as a result of the change to the reportable segments. We expect that the new reportable segment structure will provide investors greater understanding of and alignment with our strategic focus. In order to ensure appropriate transparency and visibility into the financial performance of the Company, sufficient detail will continue to be provided relative to Other and Unallocated, including material contributions from oil and gas and other industrial market activities.
COVID-19 Response:
The COVID-19 response effort has been the primary focus for the company since early in the first quarter. Two of our three manufacturing facilities in Europe are in Italy, one of the first countries to be impacted by the pandemic. The need for an early response to the situation in Italy, prepared us well for actions that needed to be taken in the rest of the world to respond to the pandemic. Balchem’s Crisis Management Plan has been effectively deployed to respond to the COVID-19 pandemic, activating our Crisis Management Team (CMT), to manage the day-to-day activities and to make timely decisions. Some examples of the early decisions made by the CMT are:

•Holding a special Board of Directors meeting to ensure Board engagement and involvement in the response plan
•Creation of an individual response plan for the eventuality of positive cases within our employee base, based on the Centers for Disease Control and Prevention (CDC) guidelines
•International and domestic travel restrictions
•Execution of a communications strategy to keep employees and customers informed of requirements, decisions, and outcomes
•Site visitation restrictions to both internal and external personnel
•Strict protocols to deal with necessary visitors to sites (e.g. delivery drivers)
•Elimination of large group gatherings
•Mandatory work from home for all non-manufacturing and non-research and development employees
•Separation of employees into smaller work groups to reduce density within work teams
•New protocols relative to Personal Protection Equipment (PPE) including face masks and sanitation procedures
•Key raw material and finished goods inventory builds
•Employee responsibility guidelines to manage individual protection measures; and
•Approval of special bonuses to non-executive employees to recognize the hourly and salaried workforce attendance and hard work during the pandemic
These are just some examples of the decisions made by Balchem’s CMT in response to the pandemic. To date, all of our manufacturing sites are operating at near normal conditions enabling us to supply our customers with the important products and services they need, our research and development teams are advancing our innovation efforts, and all of our other employees are carrying on their responsibilities and functions remotely.
We have had two employees, that we are aware of, out of our approximately 1,400 employees, test positive for COVID-19. Both cases were in the early stages of the pandemic and both employees are recovering well. We managed the cases effectively using our individual response plan, which is based on the CDC guidelines, and believe our early adoption of exposure mitigation actions played an important role in mitigating the impact of these cases on other employees and the company.
While impact on demand in the first quarter was minimal, we are watching the markets that we serve closely. We have stress tested our balance sheet under various significant downturn scenarios and, given our relatively low net debt position (1.1 times TTM adjusted EBITDA), cash on hand, access to our undrawn revolving credit facility, and expected free cash flows, we are pleased with the strength of our balance sheet going into this uncertain market environment. Despite this relative strength, we are taking actions to reduce capital expenditures and non-critical cash expenses wherever possible to preserve cash.
Sales over the next few quarters will be challenged by weaker demand in food services, the animal protein markets including dairy protein, medical device sterilization due to fewer elective surgeries, and lower fracking activities. We anticipate that there will be somewhat offsetting potential strengthening demand in grocery store food products, functional technologies aiding food preservation needs, immunity strengthening minerals and nutrients, and certain benefits from lower raw material costs. While we understand the market dynamics impacting these downsides and upsides, it is very difficult at this time to tell the specific dimensional impact of these forces, but our overall expectation is that we will experience sequentially lower overall revenues in the second quarter and for the duration of the pandemic, given the significant disruption on economic activity across global markets. We will watch each of these markets very closely and remain nimble, flexible, and ready to respond accordingly.
Balchem has dedicated significant resources to the COVID-19 response over the first quarter and we are pleased with the results to date particularly as it relates to keeping our employees safe and our customers supplied. In the near term, we will have to continue to dedicate a significant amount of our resources to further response activities. We will maintain our focus on employee safety first, keeping our manufacturing sites operational, satisfying customer needs, preserving cash and ensuring strong liquidity, and responding to changes in this dynamic market environment as appropriate.

Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three months ended March 31, 2020 and 2019:

Business Segment Net Sales	Three Months Ended March 31,
	2020	2019
Human Nutrition & Health	$95,508	$85,149
Animal Nutrition & Health	48,641	43,361
Specialty Products	27,996	18,424
Other and Unallocated (1)	2,291	10,095
Total	$174,436	$157,029

Business Segment Earnings From Operations	Three Months Ended March 31,
	2020	2019
Human Nutrition & Health	$12,135	$13,703
Animal Nutrition & Health	8,044	5,256
Specialty Products	7,986	6,697
Other and Unallocated (1)	(1,887)	824
Total	$26,278	$26,480

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $1,272 and $804 for the first quarter of 2020, and 2019, respectively, and (ii) Unallocated amortization expense of $401 and $9 for the first quarter of 2020 and 2019, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

Acquisitions
On December 13, 2019, the Company acquired Zumbro. The Company made payments of $52,403 on the acquisition date, amounting to $47,058 to the former shareholders and $5,345 to Zumbro's lenders to pay Zumbro debt. Considering the cash acquired of $686, net payments made to the former shareholders were $46,372. Zumbro is integrated within the HNH Segment.
On May 27, 2019, we acquired Chemogas. We made payments of approximately €99,503 (translated to $111,324) on the acquisition date, amounting to approximately €88,579 (translated to $99,102) to the former shareholders and approximately €10,924 (translated to $12,222) to Chemogas' lender to pay off all Chemogas bank debt. Considering the cash acquired of €3,943 (translated to $4,412), net payments made to the former shareholders were €84,636 (translated to $94,690). Chemogas is integrated within the Specialty Products Segment.

RESULTS OF OPERATIONS
(All amounts in thousands, except share and per share data)
Three months ended March 31, 2020 compared to three months ended March 31, 2019.
Net Earnings

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Net sales	$174,436	$157,029	$17,407	11.1%
Gross margin	55,331	49,095	6,236	12.7%
Operating expenses	29,053	22,615	6,438	28.5%
Earnings from operations	26,278	26,480	(202)	(0.8)%
Other expenses	1,788	1,687	101	6.0%
Income tax expense/(benefit)	4,722	6,010	(1,288)	(21.4)%
Net earnings	$19,768	$18,783	$985	5.2%

Net Sales

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019		% Change
HNH	$95,508	$85,149	$10,359	12.2%
ANH	48,641	43,361	5,280	12.2%
Specialty Products	27,996	18,424	9,572	52.0%
Other	2,291	10,095	(7,804)	(77.3)%
Total	$174,436	$157,029	$17,407	11.1%

•The increase in net sales within the HNH segment for the three months ended March 31, 2020 as compared to 2019 was primarily driven by higher sales within food and beverage markets, strong sales growth of chelated minerals and choline nutrients, and increased sales to the cereal market, partially offset by the elimination of sales associated with the Reading, PA manufacturing site that we divested in 2019.
•The increase in net sales within the ANH segment for the three months ended March 31, 2020 compared to 2019 was primarily the result of higher volumes in both the ruminant species and monogastric species markets. Approximately 200 basis points of the growth realized in the quarter related to certain European customers increasing their stock due to COVID-19 uncertainties.
•The increase in Specialty Products segment sales for the three months ended March 31, 2020 compared to 2019 was primarily driven by higher sales of ethylene oxide for the medical device sterilization market due to both the contribution of Chemogas and higher legacy product sales, as well as increased volumes in the plant nutrition business.
•Sales relating to business formerly included in the Industrial Products segment decreased from the prior year due to a decline in shale fracking activity.

Gross Margin

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Gross margin	$55,331	$49,095	$6,236	12.7%
% of net sales	31.7%	31.3%

•Gross margin as a percentage of sales increased for the three months ended March 31, 2020 compared to 2019 primarily due to mix and certain lower raw material costs.
•Gross margin percentage for the HNH segment decreased by 0.6% for the three months ended March 31, 2020 compared to 29.3% in 2019 due to an unfavorable mix and certain higher production costs.

•Gross margin percentage for the ANH segment increased by 2.0% due to higher volumes for both the ruminant species and monogastric species markets, a favorable mix, and certain lower raw material costs.
•Gross margin percentage for the Specialty Products segment decreased by 8.3%, primarily due to mix and certain higher production costs.

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Operating expenses	$29,053	$22,615	$6,438	28.5%
% of net sales	16.7%	14.4%
The increase in operating expenses was primarily due to the prior year benefiting from the timing of an insurance recovery and incremental operating expenses related to the Chemogas and Zumbro acquisitions.

Earnings from Operations

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019		% Change
HNH	$12,135	$13,703	$(1,568)	(11.4)%
ANH	8,044	5,256	2,788	53.0%
Specialty Products	7,986	6,697	1,289	19.2%
Other and unallocated	(1,887)	824	(2,711)	(329.0)%
Earnings from operations	$26,278	$26,480	$(202)	(0.8)%

% of net sales (operating margin)	15.1%	16.9%

•Earnings from operations for the HNH segment decreased primarily due to higher operating expenses resulting from the prior year benefiting from the timing of an insurance recovery, partially offset by the aforementioned higher sales.
•ANH segment earnings from operations increased primarily due to the aforementioned higher sales and certain lower raw material costs.
•The increase in earnings from operations for the Specialty Products segment was primarily due to the aforementioned higher sales, partially offset by mix.
•The year-over-year decrease in other and unallocated was driven primarily by lower earnings from the business formerly reported in the industrial products segment (a decrease of $1,854), as well as increased transaction and integration costs and unallocated amortization related to a company-wide ERP implementation.

Other Expenses (Income)

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Interest expense	$1,696	$1,589	$107	6.7%
Other, net	92	98	(6)	(6.1)%
	$1,788	$1,687	$101	6.0%
Interest expense for the three months ended March 31, 2020 and 2019 was primarily related to outstanding borrowings under our credit facility.

Income Tax Expense

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Income tax expense (benefit)	$4,722	$6,010	$(1,288)	(21.4)%
Effective tax rate	19.3%	24.2%
The decrease of effective tax rate was mainly attributable to lower enacted tax rates from several states.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)
During the three months ended March 31, 2020, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.  We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents increased to $73,959 at March 31, 2020 from $65,672 at December 31, 2019. At March 31, 2020, the Company had $37,841 of cash and cash equivalents held by foreign subsidiaries.  It is our intention to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds.  Working capital was $198,961 at March 31, 2020 as compared to $162,688 at December 31, 2019, an increase of $36,273. Working capital reflects the payment of the 2019 declared dividend in 2020 of $16,704, net proceeds from the revolving debt of $5,000, and capital expenditures and intangible assets acquired of $5,394.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Cash flows provided by operating activities	$22,565	$22,483	$82	0.4%
Cash flows used in investing activities	(5,394)	(5,780)	386	6.7%
Cash flows used in financing activities	(8,160)	(31,574)	23,414	74.2%
Operating Activities
Cash flows from operating activities provided $22,565 for the three months ended March 31, 2020 as compared to $22,483 for the three months ended March 31, 2019.  The increase in cash flows from operating activities was primarily due to increased earnings and depreciation and amortization, partially offset by working capital changes.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $5,394 and $8,507 for the three months ended March 31, 2020 and 2019, respectively.
Financing Activities
Net proceeds from the revolving loan amounted to $5,000 during the three months ended March 31, 2020 and we have $246,431 available under the credit agreement as of March 31, 2020.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,439,991 shares have been purchased, and we had 130,573 shares remaining in treasury at March 31, 2020.  We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans.
Proceeds from stock options exercised were $4,435 and $288 for the three months ended March 31, 2020 and 2019, respectively.  Dividend payments were $16,704 and $15,135 for the three months ended March 31, 2020 and 2019, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15 – Employee Benefit Plans.  The liability recorded in other long-term liabilities on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 was $1,100 and $1,076, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the plans.
On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of March 31, 2020 and December 31, 2019 was $2,830 and $1,982, respectively, and was included in other long-term obligations on our balance sheet. The related rabbi trust assets were $2,832 and $1,982 as of March 31, 2020 and December 31, 2019, respectively, and were included in other non-current assets on the our balance sheets.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheet as of March 31, 2020 and December 31, 2019 was $584 and $596, respectively, and was included in other long-term obligations.

Critical Accounting Policies
There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2019 Annual Report on Form 10-K, during the three months ended March 31, 2020.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three months ended March 31, 2020. Refer to Note 18, "Related Party Transactions".

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. In the second quarter of 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted above (see Note 20). Additionally, as of March 31, 2020, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at March 31, 2020, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $2,536. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change. Additionally, as disclosed below in Item 1A, we are monitoring market risks related to the current COVID-19 pandemic very closely.

Interest Rate Risk
We have exposure to market risk for changes in interest rates, including the interest rate relating to our credit agreement dated June 27, 2018. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 20 to our consolidated financial statements). As of March 31, 2020, the notional amount of our outstanding interest rate swap was $108,569.

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

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
(b)Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors
There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:
Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.
Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent global outbreak of COVID-19. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. In addition, government and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.
Our businesses have been deemed "essential" under the orders issued by federal, state and local governments. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 or similar viruses and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers, and transportation networks, including business shutdowns or disruptions. The extent to which viruses such as COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate their effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and may affect our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our 2019 Annual Report. We will continue to implement mitigation strategies as needed to protect the long-term sustainability of our company.

Item 2C.  Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	578	$106.82	578	$142,144,718
February 1-29, 2020	7,646	$108.52	7,646	$143,573,440
March 1-31, 2020	—	$—	—	$143,573,440
	8,224		8,224

(1) We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,439,991 shares have been purchased, of which 130,573 shares remained in treasury at March 31, 2020. There is no expiration for this program.

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

Date: May 1, 2020