Form 10-Q
period 2020-06-30
BALCHEM CORP
filed 2020-07-31
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2020
        OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 23, 2020, the registrant had 32,348,426 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	June 30, 2020 (unaudited)	December 31, 2019
Current assets:
Cash and cash equivalents	$76,407	$65,672
Accounts receivable, net of allowance for doubtful accounts of $2,280 and $2,080 at June 30, 2020 and December 31, 2019 respectively	97,107	93,444
Inventories	81,546	83,893
Prepaid expenses	5,927	4,385
Prepaid income taxes	—	5,098
Other current assets	2,875	2,454
Total current assets	263,862	254,946

Property, plant and equipment, net	217,003	216,859
Goodwill	522,929	523,998
Intangible assets with finite lives, net	130,866	143,924
Right of use assets	6,159	7,338
Other assets	10,437	8,617
Total assets	$1,151,256	$1,155,682

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$22,630	$37,267
Accrued expenses	30,818	24,604
Accrued compensation and other benefits	10,103	11,057
Dividends payable	136	16,855
Income tax payable	2,279	—
Lease liabilities - current	1,994	2,475
Total current liabilities	67,960	92,258

Revolving loan	218,569	248,569
Deferred income taxes	57,237	56,431
Lease liabilities - non-current	3,860	4,827
Derivative liabilities	2,168	2,103
Other long-term obligations	8,939	7,827
Total liabilities	358,733	412,015

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,451,415 shares issued and 32,341,496 shares outstanding at June 30, 2020 and 32,405,796 shares issued and 32,201,917 outstanding at December 31, 2019, respectively	2,164	2,161
Additional paid-in capital	174,073	174,218
Retained earnings	631,814	590,921
Accumulated other comprehensive loss	(5,894)	(5,564)
Treasury stock, at cost: 109,919 and 203,879 shares at June 30, 2020 and December 31, 2019, respectively	(9,634)	(18,069)
Total stockholders' equity	792,523	743,667

Total liabilities and stockholders' equity	$1,151,256	$1,155,682
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$173,355	$161,554	$347,791	$318,583

Cost of sales	117,975	107,636	237,080	215,570

Gross margin	55,380	53,918	110,711	103,013

Operating expenses:
Selling expenses	13,836	15,494	29,266	29,620
Research and development expenses	2,569	2,852	5,269	5,747
General and administrative expenses	12,058	9,170	22,981	14,764
	28,463	27,516	57,516	50,131

Earnings from operations	26,917	26,402	53,195	52,882

Other expenses:
Interest expense, net	960	1,488	2,656	3,077
Other, net	(16)	33	76	131
	944	1,521	2,732	3,208

Earnings before income tax expense	25,973	24,881	50,463	49,674

Income tax expense	4,848	5,052	9,570	11,062

Net earnings	$21,125	$19,829	$40,893	$38,612

Net earnings per common share - basic	$0.66	$0.62	$1.27	$1.20

Net earnings per common share - diluted	$0.65	$0.61	$1.26	$1.19
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net earnings	$21,125	$19,829	$40,893	$38,612

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,346	(215)	3,127	(1,304)
Unrealized gain (loss) on cash flow hedge	221	(1,299)	(2,886)	(1,299)
Change in postretirement benefit plans	8	6	(571)	11
Other comprehensive gain (loss)	2,575	(1,508)	(330)	(2,592)

Comprehensive income	$23,700	$18,321	$40,563	$36,020
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2020 and 2019
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Treasury Stock		Additional Paid-in Capital
				Shares	Amount	Shares	Amount
Balance - December 31, 2019	$743,667	$590,921	$(5,564)	32,405,796	$2,161	(203,879)	$(18,069)	$174,218
Net earnings	19,768	19,768	—	—	—	—	—	—
Other comprehensive (loss)	(2,905)	—	(2,905)	—	—	—	—	—
Treasury shares purchased	(891)	—	—	—	—	(8,224)	(891)	—
Shares and options issued under stock plans	6,632	—	—	41,619	3	81,530	7,266	(637)
Balance - March 31, 2020	766,271	610,689	(8,469)	32,447,415	2,164	(130,573)	(11,694)	173,581
Net earnings	21,125	21,125	—	—	—	—	—	—
Other comprehensive (loss)	2,575	—	2,575	—	—	—	—	—
Treasury shares purchased	(2,134)	—	—	—	—	(24,281)	(2,134)	—
Shares and options issued under stock plans	4,686	—	—	4,000	—	44,935	4,194	492
Balance - June 30, 2020	$792,523	$631,814	$(5,894)	32,451,415	$2,164	(109,919)	$(9,634)	$174,073

Balance - December 31, 2018	$691,618	$528,027	$(3,602)	32,256,209	$2,151	(706)	$(56)	$165,098
Net earnings	18,783	18,783	—	—	—	—	—	—
Other comprehensive (loss)	(1,084)	—	(1,084)	—	—	—	—	—
Treasury shares purchased	(727)	—	—	—	—	(8,496)	(727)	—
Shares and options issued under stock plans	1,919	—	—	73,823	5	3,006	250	1,664
Balance - March 31, 2019	710,509	546,810	(4,686)	32,330,032	2,156	(6,196)	(533)	166,762
Net earnings	19,829	19,829	—	—	—	—	—	—
Other comprehensive (loss)	(1,508)	—	(1,508)	—	—	—	—	—
Shares and options issued under stock plans	3,515	—	—	25,264	1	6,196	533	2,981
Balance - June 30, 2019	$732,345	$566,639	$(6,194)	32,355,296	$2,157	—	$—	$169,743

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$40,893	$38,612

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,294	21,732
Stock compensation expense	4,501	3,622
Deferred income taxes	386	(324)
Provision for doubtful accounts	329	666
Foreign currency transaction loss	30	74
Asset impairment charge	1,915	114
Loss/(gain) on disposal of assets	37	(2,717)
Changes in assets and liabilities
Accounts receivable	(4,164)	563
Inventories	2,339	(681)
Prepaid expenses and other current assets	(1,970)	(1,062)
Accounts payable and accrued expenses	(9,191)	(11,039)
Income taxes	7,404	(609)
Other	(623)	(139)
Net cash provided by operating activities	67,180	48,812

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(94,690)
Capital expenditures and intangible assets acquired	(13,265)	(14,714)
Proceeds from insurance	—	2,727
Proceeds from sale of assets	22	2
Purchase of convertible note	(350)	(1,000)
Net cash used in investing activities	(13,593)	(107,675)

Cash flows from financing activities:
Proceeds from revolving loan	10,000	108,569
Principal payments on revolving loan	(40,000)	(36,000)
Principal payments on acquired debt	—	(12,222)
Proceeds from stock options exercised	6,802	1,809
Dividends paid	(16,704)	(15,135)
Purchase of treasury stock	(3,025)	(727)
Net cash (used in) provided by financing activities	(42,927)	46,294

Effect of exchange rate changes on cash	75	(25)

Increase (decrease) in cash and cash equivalents	10,735	(12,594)

Cash and cash equivalents beginning of period	65,672	54,268
Cash and cash equivalents end of period	$76,407	$41,674
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
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results expected for the full year or any interim period.
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

NOTE 2 – SIGNIFICANT ACQUISITIONS
Acquisition
On December 13, 2019, the Company completed the acquisition of Zumbro River Brand, Inc. ("Zumbro"). The Company made payments of $51,842 on the acquisition date, amounting to $46,497 to the former shareholders and $5,345 to Zumbro's lenders to pay Zumbro debt. Considering the cash acquired of $686, net payments made to the former shareholders were $45,811. In May 2020, the Company received an adjustment for working capital acquired of $561.
The estimated goodwill of $18,156 arising from the acquisition consists largely of expected synergies, including the combined entities' experience and technical problem-solving capabilities, and acquired workforce. The goodwill is assigned to Human Nutrition & Health ("HNH") and $4,723 is deductible for income taxes.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed:

Cash and cash equivalents	$686
Accounts receivable	3,314
Inventories	4,052
Prepaid & other current assets	521
Property, plant and equipment	15,245
Customer relationships	8,200
Developed technology	4,400
Trade name	2,300
Other non-current assets	10
Accounts payable & accrued expenses	(1,651)
Debt	(5,345)
Deferred income taxes	(3,391)
Goodwill	18,156
Amount paid to shareholders	46,497
Zumbro debt paid on purchase date	5,345
Total amount paid on acquisition date	$51,842
The estimated valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions that are subject to change. In preparing our fair value estimates of the intangible assets and certain tangible assets acquired, management, among other things, consulted an independent advisor. Valuation methods utilized included cost and market approaches for property, plant and equipment, excess earnings method for customer relationships and the relief from royalty method for other intangible assets. Allocation of the purchase price to assets acquired and liabilities assumed is preliminary pending management's final review of the deferred tax liabilities acquired.
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
The goodwill of $59,319 that arose on the acquisition date consists largely of expected synergies, including the combined entities' experience and technical problem-solving capabilities, and acquired workforce. The goodwill is assigned to the Specialty Products segment and is not tax deductible for income tax purposes.

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
In connection with the Chemogas and Zumbro acquisitions, the Company incurred transaction and integration costs of $276 and $1,344 for the three and six months ended June 30, 2020, respectively, and $556 and $862 for the three and six months ended June 30, 2019, respectively.
Total transaction and integration costs related to recent acquisitions, including the Chemogas and Zumbro acquisitions described above, are recorded in general and administrative expenses. These costs amounted to $727 and $1,824 for the three and six months ended June 30, 2020, respectively, and $612 and $1,097 for the three and six months ended June 30, 2019

NOTE 3 – STOCKHOLDERS’ EQUITY
STOCK-BASED COMPENSATION
The Company’s results for the three and six months ended June 30, 2020 and 2019 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the		Increase/(Decrease) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$310	$288	$575	$576
Operating expenses	2,010	1,703	3,926	3,046
Net earnings	(1,756)	(1,533)	(3,419)	(2,791)

As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2020, the plans had 904,996 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, three to four years for employee restricted stock awards, three years for employee performance share awards, and three to four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.
Option activity for the six months ended June 30, 2020 and 2019 is summarized below:

For the six months ended June 30, 2020	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2019	951	$68.18	$31,814
Granted	145	111.94
Exercised	(130)	52.54
Forfeited	(4)	89.90
Canceled	—	—
Outstanding as of June 30, 2020	962	$76.78	$19,915	6.5

Exercisable as of June 30, 2020	618	$66.68	$17,418	5.3

For the six months ended June 30, 2019	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2018	887	$61.59	$16,192
Granted	187	84.29
Exercised	(33)	55.88
Forfeited	(7)	80.59
Canceled	(4)	70.90
Outstanding as of June 30, 2019	1,030	$65.74	$35,242	6.5

Exercisable as of June 30, 2019	658	$56.77	$28,413	5.2
ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.6%; expected volatilities of 26% and 24%; risk-free interest rates of 1.4% and 2.5%; and expected lives of 3.7 years and 4.0 years, in each case for the six months ended June 30, 2020 and 2019, respectively.
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

Other information pertaining to option activity during the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average fair value of options granted	$—	$19.18	$23.05	$18.27
Total intrinsic value of stock options exercised ($000s)	$2,351	$997	$6,371	$1,299

Non-vested restricted stock activity for the six months ended June 30, 2020 and 2019 is summarized below:

	Six Months Ended June 30,
	2020		2019
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	138	$80.03	79	$72.75
Granted	35	110.72	67	84.44
Vested	(20)	67.59	(8)	58.52
Forfeited	(1)	86.82	(1)	76.73
Non-vested balance as of June 30	152	$89.22	137	$79.31

Non-vested performance share activity for the six months ended June 30, 2020 and 2019 is summarized below:

	Six Months Ended June 30,
	2020		2019
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	70	$81.26	53	$75.61
Granted	20	126.46	33	81.79
Vested	(8)	104.15	(9)	65.64
Forfeited	(11)	82.71	(7)	60.85
Non-vested balance as of June 30	71	$91.99	70	$81.26

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 1.4% and 2.5%; dividend yields of 0.5% and 0.5%; volatilities of 24% and 24%; and initial TSR’s of 10.9% and -5.9%, in each case for the six months ended June 30, 2020 and 2019, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
As of June 30, 2020 and 2019, there was $17,034 and $15,475, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2020, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The Company estimates that share-based compensation expense for the year ended December 31, 2020 will be approximately $9,100.
REPURCHASE OF COMMON STOCK
The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,464,272 shares have been purchased, of which 109,919 shares remained in treasury at June 30, 2020. During the six months ended June 30, 2020 and 2019, the Company purchased 32,505 and 8,496 shares, respectively, from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes and from open market purchases. These shares were purchased at an average cost of $93.05 and $85.53, respectively. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans.

NOTE 4 – INVENTORIES
Inventories at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$26,681	$26,783
Work in progress	4,919	2,758
Finished goods	49,946	54,352
Total inventories	$81,546	$83,893

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
Land	$11,432	$11,588
Building	85,214	79,261
Equipment	241,446	237,898
Construction in progress	16,289	14,594
	354,381	343,341
Less: accumulated depreciation	137,378	126,482
Property, plant and equipment, net	$217,003	$216,859

NOTE 6 – INTANGIBLE ASSETS
The Company had goodwill in the amount of $522,929 and $523,998 as of June 30, 2020 and December 31, 2019, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The decrease in goodwill is primarily due to an impairment of $1,228 related to business formerly included in the Industrial Products segment, partially offset by foreign exchange translation adjustments and an insignificant adjustment related to the Zumbro acquisition.
Identifiable intangible assets with finite lives at June 30, 2020 and December 31, 2019 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 6/30/2020	Accumulated Amortization at 6/30/2020	Gross Carrying Amount at 12/31/2019	Accumulated Amortization at 12/31/2019
Customer relationships & lists	10-20	$239,626	$148,770	$239,578	$139,863
Trademarks & trade names	2-17	43,104	22,684	43,102	20,477
Developed technology	5-12	21,093	12,336	20,206	11,008
Other	3-18	20,975	10,142	20,962	8,576
		$324,798	$193,932	$323,848	$179,924

Amortization of identifiable intangible assets was approximately $6,985 and $13,964 for the three and six months ended June 30, 2020, respectively, and $6,128 and $11,970 for the three and six months ended June 30, 2019, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $13,730 for the remainder of 2020, $24,033 for 2021, $22,101 for 2022, $19,192 for 2023, $10,508 for 2024 and $6,271 for 2025. At June 30, 2020 and 2019, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2020 and 2019.

NOTE 7 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company receives up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $142 and $280 for the three and six months ended June 30, 2020, respectively, and $81 and $182 for the three and six months ended June 30, 2019, respectively, relating to its portion of the joint venture's expenses in other expense. The carrying value of the joint venture at June 30, 2020 and December 31, 2019 is $5,031 and $4,513, respectively, and is recorded in other assets.

NOTE 8 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into the Credit Agreement, which replaced the existing credit facility that had provided for a senior secured term loan of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan, which was due May 2019. As of June 30, 2020 and December 31, 2019, the total balance outstanding on the Credit Agreement amounted to $218,569 and $248,569, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 1.309% at June 30, 2020.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.175% at June 30, 2020).  The unused portion of the revolving loan amounted to $281,431 at June 30, 2020.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement, which is not materially different than the effective interest method.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method. Capitalized costs net of accumulated amortization totaled $844 and $986 at June 30, 2020 and December 31, 2019, respectively, and are included in other assets on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $70 and $141, for both the three and six months ended June 30, 2020 and 2019, and are included in interest expense in the accompanying condensed consolidated statements of earnings.
The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At June 30, 2020, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the Company.

NOTE 9 – NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Earnings - Basic and Diluted	$21,125	$19,829	$40,893	$38,612

Shares (000s)
Weighted Average Common Shares - Basic	32,180	32,209	32,158	32,198
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	290	374	334	342
Weighted Average Common Shares - Diluted	32,470	32,583	32,492	32,540

Net Earnings Per Share - Basic	$0.66	$0.62	$1.27	$1.20
Net Earnings Per Share - Diluted	$0.65	$0.61	$1.26	$1.19
The number of anti-dilutive shares were 377,573 and 212,271 for the three and six months ended June 30, 2020, respectively, and 185,922 and 368,612 for the three and six months ended June 30, 2019, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 10 – INCOME TAXES
The Company’s effective tax rate for the three months ended June 30, 2020 and 2019, was 18.7% and 20.3%, respectively, and 19.0% and 22.3% for the six months ended June 30, 2020 and 2019. The decreases in the effective tax rate for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was mainly attributable to lower enacted tax rates from several states, certain higher tax credits, and excess tax benefits from stock-based compensation.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2020, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2015. As of June 30, 2020 and December 31, 2019, the Company had approximately $4,908 and $4,762, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s condensed consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the condensed consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2020 and December 31, 2019 was approximately $1,759 and $1,612, respectively, and is included in other long-term obligations.

NOTE 11 – SEGMENT INFORMATION
Previously, the Company's four reportable segments were: Human Nutrition and Health, Animal Nutrition and Health, Specialty Products, and Industrial Products. However, effective in the first quarter of 2020, in order to align with the Company's strategic focus on health and nutrition, allocation of resources, and evaluation of operating performance, and given the 2019 reduction in portfolio scale of Industrial Products, the Company has revised its reporting segment structure to three reportable segments: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. These reportable segments are strategic businesses that offer products and services to different markets. This realignment has been retrospectively applied. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated" and applied retroactively to 2019. There was no change to the Consolidated Financial Statements as a result of the change to the reportable segments. The Company expects that the new reportable segment structure will provide investors greater understanding of and alignment with the Company’s strategic focus. In order to ensure appropriate transparency and visibility into the financial performance of the Company, sufficient detail will continue to be provided relative to Other and Unallocated, including material contributions from oil and gas and other industrial market activities.
Human Nutrition & Health
The Human Nutrition & Health ("HNH") segment provides human grade choline nutrients and mineral amino acid chelated products through this segment for nutrition and health applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The Company's mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Proprietary technology has been combined to create an organic molecule in a form the body can readily assimilate. Sales growth for human nutrition applications is reliant on differentiation from lower-cost competitive products through scientific data, intellectual property and customers' appreciation of brand value. Consequently, the Company makes investments in such activities for long-term value differentiation. This segment also serves the food and beverage industry for beverage, bakery, dairy, confectionary, and savory manufacturers. The Company partners with its customers from ideation through commercialization to bring on-trend beverages, baked goods, confections, dairy and meat products to market. The Company has expertise in trends analysis and product development. When combined with its strong manufacturing capabilities in customized spray dried and emulsified powders, extrusion and agglomeration, blended lipid systems, liquid flavor delivery systems, juice and dairy bases, chocolate systems, as well as ice cream bases and variegates, the Company is a one-stop solutions provider for beverage and dairy product development needs. Additionally, this segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, sports and protein bars, dietary plans, and nutritional supplements. The Company also creates cereal systems for ready-to-eat cereals, grain-based snacks, and cereal based ingredients.
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
The segment information is summarized as follows:

Business Segment Assets	June 30, 2020	December 31, 2019
Human Nutrition & Health	$739,032	$737,951
Animal Nutrition & Health	141,871	140,806
Specialty Products	178,616	181,904
Other and Unallocated (1)	91,737	95,021
Total	$1,151,256	$1,155,682

Business Segment Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Human Nutrition & Health	$97,428	$85,872	$192,936	$171,021
Animal Nutrition & Health	46,344	43,480	94,985	86,841
Specialty Products	28,194	24,907	56,190	43,331
Other and Unallocated (2)	1,389	7,295	3,680	17,390
Total	$173,355	$161,554	$347,791	$318,583

Business Segment Earnings Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Human Nutrition & Health	$15,497	$12,338	$27,632	$26,041
Animal Nutrition & Health	6,430	5,045	14,474	10,301
Specialty Products	8,008	8,879	15,994	15,576
Other and Unallocated (2)	(3,018)	140	(4,905)	964
Interest and other expense	(944)	(1,521)	(2,732)	(3,208)
Total	$25,973	$24,881	$50,463	$49,674

Depreciation/Amortization	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Human Nutrition & Health	$8,015	$7,483	$15,859	$15,469
Animal Nutrition & Health	1,793	1,623	3,548	3,201
Specialty Products	2,372	1,590	4,764	2,611
Other and Unallocated (2)	565	200	1,123	451
Total	$12,745	$10,896	$25,294	$21,732

Capital Expenditures	Six Months Ended June 30,
	2020	2019
Human Nutrition & Health	$8,884	$9,927
Animal Nutrition & Health	2,446	2,216
Specialty Products	958	2,164
Other and Unallocated (2)	87	381
Total	$12,375	$14,688

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $746 and $2,018 for the three and six months ended June 30, 2020, respectively, and $761 and $1,565 for the three and six months ended June 30, 2019, respectively, and (ii) Unallocated amortization expense of $405 and $806 for the three and six months ended June 30, 2020, respectively, and $10 and $19 for the three and six months ended June 30, 2019, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

NOTE 12 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.

The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product Sales	$163,038	$152,066	$330,603	$300,016
Co-manufacturing	8,135	6,609	13,376	13,201
Bill and Hold	395	1,269	395	2,126
Consignment	695	531	1,314	1,082
Product Sales Revenue	172,263	160,475	345,688	316,425
Royalty Revenue	1,092	1,079	2,103	2,158
Total Revenue	$173,355	$161,554	$347,791	$318,583
The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$122,236	$122,189	$249,145	$240,300
Foreign Countries	51,119	39,365	98,646	78,283
Total Revenue	$173,355	$161,554	$347,791	$318,583

Product Sales Revenues
The Company’s primary operation is the manufacturing and sale of health and nutrition ingredient products, in which the Company receives an order from a customer and fulfills that order. The Company’s product sales are considered point-in-time revenue and consist of four sub-streams: product sales, co-manufacturing, bill and hold, and consignment.

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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the six months ended June 30, 2020 and 2019 for income taxes and interest is as follows:

	Six Months Ended June 30,
	2020	2019
Income taxes	$555	$12,717
Interest	$2,580	$2,992

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income/(loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net foreign currency translation adjustment	$2,346	$(215)	$3,127	$(1,304)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized gain (loss) on cash flow hedge	49	(1,706)	(3,884)	(1,706)
Tax	172	407	998	407
Net of tax	221	(1,299)	(2,886)	(1,299)

Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	19	18	38	36
Amortization of gain	(13)	(11)	(26)	(22)
Total before tax	6	7	12	14
Tax	2	(1)	1	(3)
Adjustment (1)	—	—	(584)	—
Net of tax and adjustment	8	6	(571)	11

Total other comprehensive income (loss)	$2,575	$(1,508)	$(330)	$(2,592)

(1) One time adjustment to the postretirement account.
Included in "Net foreign currency translation adjustment" was a loss of $1,514 and a gain of $2,905, related to a net investment hedge, which were net of taxes of $260 and $914 for the three and six months ended June 30, 2020, respectively. Included in "Net foreign currency translation adjustment" were losses of $2,911, related to a net investment hedge, for both the three and six months ended June 30, 2019. See Note 20, "Derivative Instruments and Hedging Activities."
Accumulated other comprehensive income/(loss) at June 30, 2020 and December 31, 2019 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2019	$(5,176)	$(1,399)	$1,011	$(5,564)
Other comprehensive income/(loss)	3,127	(2,886)	(571)	(330)
Balance June 30, 2020	$(2,049)	$(4,285)	$440	$(5,894)

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
Net periodic benefit costs for such retirement medical plans were as follows:

	Six Months Ended June 30,
	2020	2019
Service cost	$34	$32
Interest cost	13	20
Amortization of prior service cost	38	36
Amortization of gain	(26)	(22)
Net periodic benefit cost	$59	$66
The amount recorded for these obligations on the Company’s balance sheets as of June 30, 2020 and December 31, 2019 is $1,123 and $1,076, respectively, and is included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $100 per year.
Deferred Compensation Plan
On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability was $3,044 and $1,982 as of June 30, 2020 and December 31, 2019, respectively, and was included in other long-term obligations on the Company’s consolidated balance sheets. The related rabbi trust assets were $3,046 and $1,982 as of June 30, 2020 and December 31, 2019, respectively, and were included in other non-current assets on the Company's consolidated balance sheets.
Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas, which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on the Company's consolidated balance sheet as of June 30, 2020 and December 31, 2019 were both $596 and were included in other long-term obligations.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Aggregate future minimum rental payments required under all non-cancelable operating leases at June 30, 2020 are as follows:

Year
July 1, 2020 to December 31, 2020	$1,553
2021	2,337
2022	1,779
2023	1,387
2024	630
2025	234
Thereafter	601
Total minimum lease payments	$8,521
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

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2020 and December 31, 2019 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at June 30, 2020 and December 31, 2019 includes $543 and $808 in money market funds, respectively.
Non-current assets at June 30, 2020 and December 31, 2019 includes $3,046 and $1,982, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
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
The services the Company provided amounted to $857 and $1,710 for the three and six months ended June 30, 2020, respectively, and $1,087 and $1,955 for the three and six months ended June 30, 2019, respectively. The raw materials purchased and subsequently sold amounted to $2,903 and $7,614 for the three and six months ended June 30, 2020, respectively, and $6,338 and

$13,146 for the three and six months ended June 30, 2019, respectively. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $3,020 and $6,741 for the three and six months ended June 30, 2020, respectively, and $4,458 and $9,770 for the three and six months ended June 30, 2019, respectively. At June 30, 2020 and December 31, 2019, the Company had receivables of $1,404 and $4,840, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and payables of $888 and $3,230, respectively, for finished goods received recorded in accrued expenses. In addition, the Company had receivables in the amount of $30, related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables as of June 30, 2020. There was no such receivable as of December 31, 2019. The Company had payables in the amount of $296 and $366, respectively, related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accrued expenses as of June 30, 2020 and December 31, 2019, respectively.

NOTE 19 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. All leases are categorized as operating leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the ROU asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from June 30, 2020. In addition, the Company has historically not been exercising purchase options with equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with a new lease. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.
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
For the three and six months ended June 30, 2020 and 2019, the Company's total lease cost were as follows, which included both amounts recognized in profits or losses during the period and amounts capitalized on the balance sheet, and the cash flows arising from lease transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease Cost
Operating lease cost	$736	$781	$1,477	$1,590

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	739	782	1,483	1,598

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets sold	(107)	11	(98)	8,862

Weighted-average remaining lease term - operating leases	5.01 years	4.87 years	5.01 years	4.87 years

Weighted-average discount rate - operating	4.6%	4.5%	4.6%	4.5%

Rent expense charged to operations under lease agreements for the three and six months ended June 30, 2020 aggregated to approximately $736 and $1,477, respectively, and $781 and $1,590 for the three and six months ended June 30, 2019, respectively.

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
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the Credit Agreement. The net interest expense related to the interest rate swap contract was $430 and $551, respectively, for the three and six months ended June 30, 2020, and the net interest income related to the interest rate swap contract was $34 for both the three and six months ended June 30, 2019, which were recorded in the condensed consolidated statements of operations under interest expense, net.
At the same time, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $581 and $1,144, respectively, for the three and six months ended June 30, 2020, and $185 for both the three and six months ended June 30, 2019, which were recorded in the condensed consolidated statements of operations under interest expense, net.
The derivative instruments are with a single counterparty and are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. As such, the derivative instruments are categorized as a master netting arrangement and presented as a net derivative asset or derivative liability on the consolidated balance sheets.
As of June 30, 2020 and December 31, 2019, the fair value of derivative instruments are shown as follows in the Company's condensed consolidated balance sheets:

Derivative assets (liabilities)	June 30, 2020	December 31, 2019
Interest rate swap	$(5,655)	$(1,771)
Cross-currency swap	3,487	(332)
Derivative liabilities	$(2,168)	$(2,103)
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
In addition, on a quarterly basis the Company assesses whether the hedging relationship related to the cross-currency swap is highly effective based on the following evaluations: (1) the Company will always have a sufficient amount of non-functional currency (EUR) net investment balance to at least meet the cross-currency notional amount until the maturity date of the hedge (2) it is probable that the Swap Counterparty will not default on its obligations under the swap, and (3) the Company performs a qualitative review each quarter to assess whether the relationship qualifies for hedge accounting.
If any mismatches arise for either the interest rate swap or cross-currency swap, the Company will perform a regression analysis to determine if the hedged transaction is highly effective. If determined not to be highly effective, the Company will discontinue hedge accounting.

As of June 30, 2020, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments was recorded in accumulated other comprehensive income.
Losses and gains on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the three and six months ended June 30, 2020 and 2019:

	Location within Statements of Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Cash flow hedge (interest rate swap), net of tax	Unrealized gain/(loss) on cash flow hedge, net	$221	$(1,299)	$(2,886)	$(1,299)
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	(1,514)	(2,911)	2,905	(2,911)
Total		$(1,293)	$(4,210)	$19	$(4,210)

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

Overview
We develop, manufacture, distribute and market specialty performance ingredients and products for the nutritional, food, pharmaceutical, animal health, medical device sterilization, plant nutrition and industrial markets. Previously, our four reportable segments were: Human Nutrition and Health, Animal Nutrition and Health, Specialty Products, and Industrial Products. However, effective in the first quarter of 2020, in order to align with our strategic focus on health and nutrition, allocation of resources, and evaluation of operating performance, and given the 2019 reduction in portfolio scale of Industrial Products, we have revised our reporting segment structure to three reportable segments: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. These reportable segments are strategic businesses that offer products and services to different markets. This realignment has been retrospectively applied. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated" and applied retroactively to 2019. There was no change to the Consolidated Financial Statements as a result of the change to the reportable segments. We expect that the new reportable segment structure will provide investors greater understanding of and alignment with our strategic focus. In order to ensure appropriate transparency and visibility into the financial performance of the Company, sufficient detail will continue to be provided relative to Other and Unallocated, including material contributions from oil and gas and other industrial market activities.
COVID-19 Response
The COVID-19 response effort has been a primary focus for us since early in the first quarter. Our focus has been on employee safety first, keeping our manufacturing sites operational, satisfying customer needs, preserving cash and ensuring strong liquidity, and responding to changes in this dynamic market environment as appropriate. To date, all of our manufacturing sites are operating at near normal conditions enabling us to supply our customers with the important products and services they need, our research and development teams are advancing our innovation efforts, and all of our other employees are effectively carrying on their responsibilities and functions remotely.
While impact on demand in the first two quarters was not material to our Company, we are continuing to watch the markets that we serve closely. We have stress tested our balance sheet under various significant downturn scenarios and, given our relatively low net debt position, cash on hand, access to our undrawn revolving credit facility, and expected free cash flows, we are pleased with the strength of our balance sheet as we continue through this uncertain market environment. Despite this relative strength, we are continuing to take actions to reduce capital expenditures and non-critical cash expenses wherever possible to preserve cash.

We elected to pause activities related to our global enterprise resource planning ("ERP") implementation project during the second quarter. Travel restrictions and border closures imposed by governments to mitigate COVID-19 contagion made it impossible to provide on-the-ground support at the times of go-lives previously planned for the second quarter and early in the third quarter. For these reasons, we have chosen to refocus our employees on optimization of the new ERP for sites that have already gone live, while navigating through this period of volatility and uncertainty.
Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2020 and 2019:

Business Segment Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Human Nutrition & Health	$97,428	$85,872	$192,936	$171,021
Animal Nutrition & Health	46,344	43,480	94,985	86,841
Specialty Products	28,194	24,907	56,190	43,331
Other and Unallocated (1)	1,389	7,295	3,680	17,390
Total	$173,355	$161,554	$347,791	$318,583

Business Segment Earnings From Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Human Nutrition & Health	$15,497	$12,338	$27,632	$26,041
Animal Nutrition & Health	6,430	5,045	14,474	10,301
Specialty Products	8,008	8,879	15,994	15,576
Other and Unallocated (1)	(3,018)	140	(4,905)	964
Total	$26,917	$26,402	$53,195	$52,882

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $746 and $2,018 for the three and six months ended June 30, 2020, respectively, and $761 and $1,565 for the three and six months ended June 30, 2019, respectively, and (ii) Unallocated amortization expense of $405 and $806 for the three and six months ended June 30, 2020, respectively, and $10 and $19 for the three and six months ended June 30, 2019, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

Acquisitions
On December 13, 2019, we acquired Zumbro. We made payments of $51,842 on the acquisition date, amounting to $46,497 to the former shareholders and $5,345 to Zumbro's lenders to pay Zumbro debt. Considering the cash acquired of $686, net payments made to the former shareholders were $45,811. In May 2020, we received an adjustment for working capital acquired of $561. Zumbro is integrated within the HNH Segment.
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

RESULTS OF OPERATIONS
(All amounts in thousands, except share and per share data)
Three months ended June 30, 2020 compared to three months ended June 30, 2019.
Net Earnings

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Net sales	$173,355	$161,554	$11,801	7.3%
Gross margin	55,380	53,918	1,462	2.7%
Operating expenses	28,463	27,516	947	3.4%
Earnings from operations	26,917	26,402	515	2.0%
Other expenses	944	1,521	(577)	(37.9)%
Income tax expense	4,848	5,052	(204)	(4.0)%
Net earnings	$21,125	$19,829	$1,296	6.5%

Net Sales

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
HNH	$97,428	$85,872	$11,556	13.5%
ANH	46,344	43,480	2,864	6.6%
Specialty Products	28,194	24,907	3,287	13.2%
Other	1,389	7,295	(5,906)	(81.0)%
Total	$173,355	$161,554	$11,801	7.3%

•The increase in net sales within the HNH segment for the three months ended June 30, 2020 as compared to 2019 was primarily driven by strong sales growth of chelated minerals and choline nutrients as well as increased sales into the food and beverage markets from both the legacy business and the Zumbro acquisition we closed in December 2019, partially offset by lower sales to food service related markets and the elimination of sales associated with the Reading, Pennsylvania manufacturing site that we divested in 2019.
•The increase in net sales within the ANH segment for the three months ended June 30, 2020 compared to 2019 was primarily the result of higher volumes in both the ruminant species and monogastric species markets.
•The increase in Specialty Products segment sales for the three months ended June 30, 2020 compared to 2019 was primarily due to higher sales of ethylene oxide for the medical device sterilization market due to the incremental contribution of Chemogas, offset partially by lower legacy sales which were negatively impacted by reduced elective surgical procedures during the pandemic.
•Sales relating to business formerly included in the Industrial Products segment decreased from the prior year due to a decline in shale fracking activity.

Gross Margin

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Gross margin	$55,380	$53,918	$1,462	2.7%
% of net sales	31.9%	33.4%

Gross margin as a percentage of sales decreased for the three months ended June 30, 2020 compared to 2019 primarily due to mix and certain COVID-19 expenses, partially offset by certain lower raw material costs.

Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Operating expenses	$28,463	$27,516	$947	3.4%
% of net sales	16.4%	17.0%
The increase in operating expenses was primarily due to incremental operating expenses related to the Chemogas and Zumbro acquisitions and a goodwill impairment charge related to business formerly included in the Industrial Products segment, partially offset by lower selling expenses driven by reduced travel and a decrease in bad debt expense.

Earnings from Operations

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
HNH	$15,497	$12,338	$3,159	25.6%
ANH	6,430	5,045	1,385	27.5%
Specialty Products	8,008	8,879	(871)	(9.8)%
Other and unallocated	(3,018)	140	(3,158)	(2255.7)%
Earnings from operations	$26,917	$26,402	$515	2.0%

% of net sales (operating margin)	15.5%	16.3%

•Earnings from operations for the HNH segment increased primarily due to the aforementioned higher sales and lower selling expenses principally due to lower travel and a decrease in bad debt expense.
•ANH segment earnings from operations increased primarily due to the aforementioned higher sales, certain lower raw material costs, and lower selling expenses principally due to lower travel.
•The decrease in earnings from operations for the Specialty Products segment was primarily due to lower legacy ethylene oxide sales, product mix within plant nutrition, and higher operating expenses due to the acquisition of Chemogas.
•The decrease in other and unallocated was driven primarily by lower earnings from the business formerly reported in the Industrial Products segment, as well as increased unallocated amortization related to a company-wide ERP implementation.

Other Expenses (Income)

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Interest expense	$960	$1,488	$(528)	(35.5)%
Other, net	(16)	33	(49)	(148.5)%
	$944	$1,521	$(577)	(37.9)%
Interest expense for the three months ended June 30, 2020 and 2019 was primarily related to outstanding borrowings under our credit facility.

Income Tax Expense

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Income tax expense	$4,848	$5,052	$(204)	(4.0)%
Effective tax rate	18.7%	20.3%
The decrease of effective tax rate was mainly attributable to lower enacted tax rates from several states, certain higher tax credits, and excess tax benefits from stock-based compensation.

Six months ended June 30, 2020 compared to six months ended June 30, 2019.
Net Earnings

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Net sales	$347,791	$318,583	$29,208	9.2%
Gross margin	110,711	103,013	7,698	7.5%
Operating expenses	57,516	50,131	7,385	14.7%
Earnings from operations	53,195	52,882	313	0.6%
Other expenses	2,732	3,208	(476)	(14.8)%
Income tax expense	9,570	11,062	(1,492)	(13.5)%
Net earnings	$40,893	$38,612	$2,281	5.9%

Net Sales

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
HNH	$192,936	$171,021	$21,915	12.8%
ANH	94,985	86,841	8,144	9.4%
Specialty Products	56,190	43,331	12,859	29.7%
Other	3,680	17,390	(13,710)	(78.8)%
Total	$347,791	$318,583	$29,208	9.2%

•The increase in net sales within the HNH segment for the six months ended June 30, 2020 as compared to 2019 was primarily driven by strong sales growth of chelated minerals and choline nutrients as well as increased sales into the food and beverage markets from both the legacy business and the Zumbro acquisition we closed in December 2019, partially offset by lower sales to food service related markets and the elimination of sales associated with the Reading, PA manufacturing site that we divested in 2019.
•The increase in net sales within the ANH segment for the six months ended June 30, 2020 compared to 2019 was primarily the result of higher volumes in both the ruminant species and monogastric species markets.
•The increase in Specialty Products segment sales for the six months ended June 30, 2020 compared to 2019 was primarily driven by higher sales of ethylene oxide for the medical device sterilization market due to the incremental contribution of Chemogas and higher plant nutrition sales, offset partially by lower legacy ethylene oxides sales which were negatively impacted by reduced elective surgical procedures during the pandemic.
•Sales relating to business formerly included in the Industrial Products segment decreased from the prior year due to a decline in shale fracking activity.

Gross Margin

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Gross margin	$110,711	$103,013	$7,698	7.5%
% of net sales	31.8%	32.3%
Gross margin as a percentage of sales decreased for the six months ended June 30, 2020 compared to 2019 primarily due to mix, partially offset by certain lower raw material costs.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Operating expenses	$57,516	$50,131	$7,385	14.7%
% of net sales	16.5%	15.7%
The increase in operating expenses was primarily due to incremental operating expenses related to the Chemogas and Zumbro acquisitions, the prior year benefiting from the timing of an insurance recovery, and a goodwill impairment charge related to business formerly included in the Industrial Products segment, partially offset by lower selling expenses driven by reduced travel.

Earnings from Operations

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
HNH	$27,632	$26,041	$1,591	6.1%
ANH	14,474	10,301	4,173	40.5%
Specialty Products	15,994	15,576	418	2.7%
Other and unallocated	(4,905)	964	(5,869)	(608.8)%
Earnings from operations	$53,195	$52,882	$313	0.6%

% of net sales (operating margin)	15.3%	16.6%

•Earnings from operations for the HNH segment increased primarily due to the aforementioned higher sales and lower selling expenses due to reduced travel, partially offset by higher general and administrative expenses resulting from the prior year benefiting from the timing of an insurance recovery.
•ANH segment earnings from operations increased primarily due to the aforementioned higher sales, certain lower raw material costs, and lower selling expenses due to reduced travel.
•The increase in earnings from operations for the Specialty Products segment was primarily due to the aforementioned higher sales, partially offset by lower legacy ethylene oxide sales, product mix within plant nutrition, and higher operating expenses due to the acquisition of Chemogas.
•The decrease in other and unallocated was driven primarily by lower earnings from the business formerly reported in the industrial products segment, as well as increased transaction and integration costs and unallocated amortization related to a company-wide ERP implementation.

Other Expenses (Income)

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Interest expense	$2,656	$3,077	$(421)	(13.7)%
Other, net	76	131	(55)	(42.0)%
	$2,732	$3,208	$(476)	(14.8)%
Interest expense for the six months ended June 30, 2020 and 2019 was primarily related to outstanding borrowings under our credit facility.

Income Tax Expense

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Income tax expense	$9,570	$11,062	$(1,492)	(13.5)%
Effective tax rate	19.0%	22.3%
The decrease of effective tax rate was mainly attributable to lower enacted tax rates from several states, certain higher tax credits, and excess tax benefits from stock-based compensation.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)
We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so. During the six months ended June 30, 2020, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:
Cash
Cash and cash equivalents increased to $76,407 at June 30, 2020 from $65,672 at December 31, 2019. At June 30, 2020, the Company had $41,398 of cash and cash equivalents held by foreign subsidiaries.  It is our intention to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds.  Working capital was $195,902 at June 30, 2020 as compared to $162,688 at December 31, 2019, an increase of $33,214. Working capital reflects the payment of the 2019 declared dividend in 2020 of $16,704, net payments from the revolving debt of $30,000, and capital expenditures and intangible assets acquired of $13,265.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Cash flows provided by operating activities	$67,180	$48,812	$18,368	37.6%
Cash flows used in investing activities	(13,593)	(107,675)	94,082	87.4%
Cash flows (used in) provided by financing activities	(42,927)	46,294	(89,221)	192.7%

Operating Activities
Cash flows from operating activities provided $67,180 for the six months ended June 30, 2020 as compared to $48,812 for the six months ended June 30, 2019.  The increase in cash flows from operating activities was primarily due to increased earnings, beneficial deferment of tax payments due to the CARES Act, and working capital changes.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $13,265 and $14,714 for the six months ended June 30, 2020 and 2019, respectively. Cash paid for the Chemogas acquisition, net of cash acquired, amounted to $94,690 for the six months ended June 30, 2019. There were no acquisitions during the six months ended June 30, 2020.
Financing Activities
Net payments on the revolving loan amounted to $30,000 during the six months ended June 30, 2020 and we have $281,431 available under the credit agreement as of June 30, 2020.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,464,272 shares have been purchased, and we had 109,919 shares remaining in treasury at June 30, 2020.  We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans.
Proceeds from stock options exercised were $6,802 and $1,809 for the six months ended June 30, 2020 and 2019, respectively.  Dividend payments were $16,704 and $15,135 for the six months ended June 30, 2020 and 2019, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15 – Employee Benefit Plans.  The liability recorded in other long-term liabilities on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 was $1,123 and $1,076, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the plans.
On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of June 30, 2020 and December 31, 2019 was $3,044 and $1,982, respectively, and was included in other long-term obligations on our balance sheet. The related rabbi trust assets were $3,046 and $1,982 as of June 30, 2020 and December 31, 2019, respectively, and were included in other non-current assets on the balance sheets.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheets as of June 30, 2020 and December 31, 2019 were both $596, and were included in other long-term obligations.

Critical Accounting Policies
There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2019 Annual Report on Form 10-K, during the six months ended June 30, 2020.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and six months ended June 30, 2020. Refer to Note 18, "Related Party Transactions".

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. In the second quarter of 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted above (see Note 20). Additionally, as of June 30, 2020, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at June 30, 2020, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $2,186. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change. Additionally, as disclosed below in Item 1A, we are monitoring market risks related to the current COVID-19 pandemic very closely.

Interest Rate Risk
We have exposure to market risk for changes in interest rates, including the interest rate relating to our credit agreement dated June 27, 2018. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 20 to our consolidated financial statements). As of June 30, 2020, the notional amount of our outstanding interest rate swap was $108,569.

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

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
(b)Changes in Internal Controls
On May 27, 2019, we acquired Chemogas. As of June 30, 2020, management's assessment of and conclusion of the effectiveness of our internal controls over financial reporting of Chemogas have been completed. Therefore, management's assessment of and conclusion of the effectiveness of our internal control over financial reporting also includes the internal controls over financial reporting of Chemogas.
Other than the changes mentioned above, there have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
We completed the Zumbro acquisition in December 2019. Management’s assessment of and conclusion on the effectiveness of our internal control over financial reporting excludes the internal controls over financial reporting of Zumbro. Registrants are permitted to exclude acquisitions from their assessment of internal controls over financial reporting during the first year if, among other circumstances and factors, there is not adequate time between the consummation date of the acquisition and the assessment date for assessing internal controls. Management is in the process of implementing internal control procedures for this subsidiary.

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

Item 2C.  Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2020	131	$99.85	131	$132,093,163
May 1-31, 2020	13,947	$86.39	13,947	$113,085,173
June 1-30, 2020	10,203	$89.79	10,203	$116,619,193
	24,281		24,281

(1) We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,464,272 shares have been purchased, of which 109,919 shares remained in treasury at June 30, 2020. There is no expiration for this program.

(2) Average price paid per share includes costs associated with the repurchases

Item 6. Exhibits

Exhibit Number	Description
Exhibit 3.4	By-laws of the Company, as amended and restated as of June 18, 2020 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 23, 2020)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALCHEM CORPORATION

By: /s/ Theodore L. Harris
Theodore L. Harris, Chairman, President and Chief Executive Officer

By: /s/ Martin Bengtsson
Martin Bengtsson, Chief Financial Officer and Treasurer

Date: July 31, 2020