Form 10-Q
period 2020-09-30
BALCHEM CORP
filed 2020-10-28
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2020
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 21, 2020, the registrant had 32,351,112 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	September 30, 2020 (unaudited)	December 31, 2019
Current assets:
Cash and cash equivalents	$78,967	$65,672
Accounts receivable, net of allowance for doubtful accounts of $2,201 and $2,080 at September 30, 2020 and December 31, 2019 respectively	98,709	93,444
Inventories	77,430	83,893
Prepaid expenses	5,021	4,385
Prepaid income taxes	7,185	5,098
Other current assets	2,810	2,454
Total current assets	270,122	254,946

Property, plant and equipment, net	219,554	216,859
Goodwill	526,257	523,998
Intangible assets with finite lives, net	126,182	143,924
Right of use assets	8,188	7,338
Other assets	11,038	8,617
Total assets	$1,161,341	$1,155,682

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$23,329	$37,267
Accrued expenses	28,991	24,604
Accrued compensation and other benefits	14,083	11,057
Dividends payable	136	16,855
Lease liabilities - current	1,874	2,475
Total current liabilities	68,413	92,258

Revolving loan	193,569	248,569
Deferred income taxes	57,082	56,431
Lease liabilities - non-current	6,026	4,827
Derivative liabilities	7,004	2,103
Other long-term obligations	9,804	7,827
Total liabilities	341,898	412,015

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,451,415 shares issued and 32,342,602 shares outstanding at September 30, 2020 and 32,405,796 shares issued and 32,201,917 outstanding at December 31, 2019, respectively	2,164	2,161
Additional paid-in capital	175,160	174,218
Retained earnings	653,382	590,921
Accumulated other comprehensive loss	(1,217)	(5,564)
Treasury stock, at cost: 108,813 and 203,879 shares at September 30, 2020 and December 31, 2019, respectively	(10,046)	(18,069)
Total stockholders' equity	819,443	743,667

Total liabilities and stockholders' equity	$1,161,341	$1,155,682
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$175,140	$158,595	$522,931	$477,178

Cost of sales	118,772	104,587	355,852	320,157

Gross margin	56,368	54,008	167,079	157,021

Operating expenses:
Selling expenses	14,224	15,227	43,490	44,847
Research and development expenses	2,692	2,699	7,961	8,446
General and administrative expenses	10,424	10,052	33,405	24,816
	27,340	27,978	84,856	78,109

Earnings from operations	29,028	26,030	82,223	78,912

Other expenses:
Interest expense, net	953	1,672	3,609	4,749
Other, net	168	(78)	244	53
	1,121	1,594	3,853	4,802

Earnings before income tax expense	27,907	24,436	78,370	74,110

Income tax expense	6,339	3,760	15,909	14,822

Net earnings	$21,568	$20,676	$62,461	$59,288

Net earnings per common share - basic	$0.67	$0.64	$1.94	$1.84

Net earnings per common share - diluted	$0.66	$0.64	$1.92	$1.82

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net earnings	$21,568	$20,676	$62,461	$59,288

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,313	(2,209)	7,440	(3,513)
Unrealized gain (loss) on cash flow hedge	227	(657)	(2,659)	(1,956)
Change in postretirement benefit plans	137	5	(434)	16
Other comprehensive gain (loss)	4,677	(2,861)	4,347	(5,453)

Comprehensive income	$26,245	$17,815	$66,808	$53,835

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2020 and 2019
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Treasury Stock		Additional Paid-in Capital
				Shares	Amount	Shares	Amount
Balance - December 31, 2019	$743,667	$590,921	$(5,564)	32,405,796	$2,161	(203,879)	$(18,069)	$174,218
Net earnings	19,768	19,768	—	—	—	—	—	—
Other comprehensive (loss)	(2,905)	—	(2,905)	—	—	—	—	—
Treasury shares purchased	(891)	—	—	—	—	(8,224)	(891)	—
Shares and options issued under stock plans	6,632	—	—	41,619	3	81,530	7,266	(637)
Balance - March 31, 2020	766,271	610,689	(8,469)	32,447,415	2,164	(130,573)	(11,694)	173,581
Net earnings	21,125	21,125	—	—	—	—	—	—
Other comprehensive income	2,575	—	2,575	—	—	—	—	—
Treasury shares purchased	(2,134)	—	—	—	—	(24,281)	(2,134)	—
Shares and options issued under stock plans	4,686	—	—	4,000	—	44,935	4,194	492
Balance - June 30, 2020	792,523	631,814	(5,894)	32,451,415	2,164	(109,919)	(9,634)	174,073
Net earnings	21,568	21,568	—	—	—	—	—	—
Other comprehensive income	4,677	—	4,677	—	—	—	—	—
Treasury shares purchased	(2,957)	—	—	—	—	(31,224)	(2,957)	—
Shares and options issued under stock plans	3,632	—	—	—	—	32,330	2,545	1,087
Balance - September 30, 2020	$819,443	$653,382	$(1,217)	32,451,415	$2,164	(108,813)	$(10,046)	$175,160

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
For the three and nine months ended September 30, 2020 and 2019
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

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$62,461	$59,288

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,349	33,485
Stock compensation expense	6,755	5,717
Deferred income taxes	532	(198)
Provision for doubtful accounts	250	896
Foreign currency transaction loss	153	21
Asset impairment charge	1,915	114
Loss/(gain) on disposal of assets	57	(3,220)
Changes in assets and liabilities
Accounts receivable	(4,979)	8,340
Inventories	6,802	(6,017)
Prepaid expenses and other current assets	(844)	(784)
Accounts payable and accrued expenses	(6,978)	(145)
Income taxes	(1,957)	(5,955)
Other	24	(48)
Net cash provided by operating activities	102,540	91,494

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(94,690)
Capital expenditures and intangible assets acquired	(20,552)	(21,669)
Proceeds from insurance	—	2,727
Proceeds from sale of assets	22	11,523
Purchase of convertible notes	(850)	(1,000)
Net cash used in investing activities	(21,380)	(103,109)

Cash flows from financing activities:
Proceeds from revolving loan	10,000	123,569
Principal payments on revolving loan	(65,000)	(61,000)
Principal payments on finance lease	(112)	—
Principal payments on acquired debt	—	(12,222)
Proceeds from stock options exercised	8,179	3,734
Dividends paid	(16,704)	(15,135)
Purchase of treasury stock	(5,982)	(21,321)
Net cash (used in) provided by financing activities	(69,619)	17,625

Effect of exchange rate changes on cash	1,754	(874)

Increase in cash and cash equivalents	13,295	5,136

Cash and cash equivalents beginning of period	65,672	54,268
Cash and cash equivalents end of period	$78,967	$59,404
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
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results expected for the full year or any interim period.
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
The estimated goodwill of $18,505 arising from the acquisition consists largely of expected synergies, including the combined entities' experience and technical problem-solving capabilities, and acquired workforce. The goodwill is assigned to Human Nutrition & Health ("HNH") and $4,723 is deductible for income taxes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Cash and cash equivalents	$686
Accounts receivable	3,314
Inventories	4,052
Prepaid & other current assets	521
Property, plant and equipment	15,245
Right of use assets	3,181
Customer relationships	8,200
Developed technology	4,400
Trade name	2,300
Other non-current assets	10
Accounts payable & accrued expenses	(1,651)
Lease liabilities	(3,181)
Debt	(5,345)
Deferred income taxes	(3,740)
Goodwill	18,505
Amount paid to shareholders	46,497
Zumbro debt paid on purchase date	5,345
Total amount paid on acquisition date	$51,842
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
In connection with the Chemogas and Zumbro acquisitions, the Company incurred transaction and integration costs of $51 and $1,395 for the three and nine months ended September 30, 2020, respectively, and $316 and $1,178 for the three and nine months ended September 30, 2019, respectively.
Total transaction and integration costs related to recent acquisitions, including the Chemogas and Zumbro acquisitions described above, are recorded in general and administrative expenses. These costs amounted to $61 and $1,885 for the three and nine months ended September 30, 2020, respectively, and $354 and $1,451 for the three and nine months ended September 30, 2019.

NOTE 3 – STOCKHOLDERS’ EQUITY
STOCK-BASED COMPENSATION
The Company’s results for the three and nine months ended September 30, 2020 and 2019 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the		Increase/(Decrease) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$320	$288	$895	$864
Operating expenses	1,935	1,807	5,860	4,853
Net earnings	(1,718)	(1,610)	(5,137)	(4,401)

As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2020, the plans had 904,516 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, three to four years for employee restricted stock awards, three years for employee performance share awards, and three to four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.
Option activity for the nine months ended September 30, 2020 and 2019 is summarized below:

For the nine months ended September 30, 2020	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2019	951	$68.18	$31,814
Granted	150	111.51
Exercised	(159)	51.51
Forfeited	(10)	94.27
Canceled	—	—
Outstanding as of September 30, 2020	932	$77.72	$20,638	6.5

Exercisable as of September 30, 2020	589	$67.66	$17,644	5.2

For the nine months ended September 30, 2019	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2018	887	$61.59	$16,192
Granted	187	84.29
Exercised	(82)	45.44
Forfeited	(11)	80.38
Canceled	(4)	70.90
Outstanding as of September 30, 2019	977	$67.06	$31,356	6.5

Exercisable as of September 30, 2019	608	$58.25	$24,904	5.1
ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.6%; expected volatilities of 26% and 24%; risk-free interest rates of 1.4% and 2.5%; and expected lives of 3.8 years and 4.0 years, in each case for the nine months ended September 30, 2020 and 2019, respectively.
The Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. Expected volatility is based on the Company’s historical volatility levels. Dividend yields are based on the Company’s historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life.

Other information pertaining to option activity during the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average fair value of options granted	$28.59	$—	$23.24	$18.27
Total intrinsic value of stock options exercised ($000s)	$1,517	$3,021	$7,888	$4,320

Non-vested restricted stock activity for the nine months ended September 30, 2020 and 2019 is summarized below:

	Nine Months Ended September 30,
	2020		2019
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	138	$80.03	79	$72.75
Granted	38	109.95	67	84.44
Vested	(21)	67.60	(8)	58.52
Forfeited	(4)	93.35	(5)	85.49
Non-vested balance as of September 30	151	$89.45	133	$79.07

Non-vested performance share activity for the nine months ended September 30, 2020 and 2019 is summarized below:

	Nine Months Ended September 30,
	2020		2019
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	70	$81.26	53	$75.61
Granted	20	126.46	33	81.79
Vested	(8)	104.15	(9)	65.64
Forfeited	(11)	82.71	(7)	60.85
Non-vested balance as of September 30	71	$91.99	70	$81.26

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 1.4% and 2.5%; dividend yields of 0.5% and 0.5%; volatilities of 24% and 24%; and initial TSR’s of 10.9% and -5.9%, in each case for the nine months ended September 30, 2020 and 2019, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
As of September 30, 2020 and 2019, there was $14,876 and $13,001, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2020, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years. The Company estimates that share-based compensation expense for the year ended December 31, 2020 will be approximately $9,200.
REPURCHASE OF COMMON STOCK
The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,495,496 shares have been purchased, of which 108,813 shares remained in treasury at September 30, 2020. The Company repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. The Company also intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. During the nine months ended September 30, 2020 and 2019, the Company purchased 63,729 and 240,995 shares, respectively, from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes and from open market purchases. These shares were purchased at an average cost of $93.87 and $88.47, respectively.

NOTE 4 – INVENTORIES
Inventories at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$28,802	$26,783
Work in progress	2,430	2,758
Finished goods	46,198	54,352
Total inventories	$77,430	$83,893

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
Land	$11,697	$11,588
Building	85,812	79,261
Equipment	244,030	237,898
Construction in progress	21,921	14,594
	363,460	343,341
Less: accumulated depreciation	143,906	126,482
Property, plant and equipment, net	$219,554	$216,859

NOTE 6 – INTANGIBLE ASSETS
The Company had goodwill in the amount of $526,257 and $523,998 as of September 30, 2020 and December 31, 2019, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is primarily due to foreign exchange translation adjustments and an adjustment related to the Zumbro acquisition, partially offset by an impairment of $1,228 related to business formerly included in the Industrial Products segment.
Identifiable intangible assets with finite lives at September 30, 2020 and December 31, 2019 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 9/30/2020	Accumulated Amortization at 9/30/2020	Gross Carrying Amount at 12/31/2019	Accumulated Amortization at 12/31/2019
Customer relationships & lists	10-20	$241,505	$153,361	$239,578	$139,863
Trademarks & trade names	2-17	43,154	23,821	43,102	20,477
Developed technology	5-12	21,394	13,011	20,206	11,008
Other	3-18	21,231	10,909	20,962	8,576
		$327,284	$201,102	$323,848	$179,924

Amortization of identifiable intangible assets was approximately $6,911 and $20,875 for the three and nine months ended September 30, 2020, respectively, and $6,753 and $18,723 for the three and nine months ended September 30, 2019, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $6,911 for the remainder of 2020, $24,216 for 2021, $22,266 for 2022, $19,351 for 2023, $10,658 for 2024 and $6,412 for 2025. At September 30, 2020 and 2019, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2020 and 2019.

NOTE 7 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company receives up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $143 and $423 for the three and nine months ended September 30, 2020, respectively, and $84 and $266 for the three and nine months ended September 30, 2019, respectively, relating to its portion of the joint venture's expenses in other expense. The carrying value of the joint venture at September 30, 2020 and December 31, 2019 is $4,913 and $4,513, respectively, and is recorded in other assets.

NOTE 8 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into a credit agreement (the "Credit Agreement"), which replaced the existing credit facility that had provided for a senior secured term loan of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan, which was due May 2019. As of September 30, 2020 and December 31, 2019, the total balance outstanding on the Credit Agreement amounted to $193,569 and $248,569, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 1.270% at September 30, 2020.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.175% at September 30, 2020).  The unused portion of the revolving loan amounted to $306,431 at September 30, 2020.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement, which is not materially different than the effective interest method.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method. Capitalized costs net of accumulated amortization totaled $774 and $986 at September 30, 2020 and December 31, 2019, respectively, and are included in other assets on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $71 and $212, for both the three and nine months ended September 30, 2020 and 2019, and are included in interest expense in the accompanying condensed consolidated statements of earnings.
The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At September 30, 2020, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the Company.

NOTE 9 – NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Earnings - Basic and Diluted	$21,568	$20,676	$62,461	$59,288

Shares (000s)
Weighted Average Common Shares - Basic	32,206	32,094	32,174	32,164
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	310	361	326	350
Weighted Average Common Shares - Diluted	32,516	32,455	32,500	32,514

Net Earnings Per Share - Basic	$0.67	$0.64	$1.94	$1.84
Net Earnings Per Share - Diluted	$0.66	$0.64	$1.92	$1.82
The number of anti-dilutive shares were 172,122 and 215,271 for the three and nine months ended September 30, 2020, respectively, and 183,822 and 196,382 for the three and nine months ended September 30, 2019, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 10 – INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2020 and 2019, was 22.7% and 15.4%, and 20.3% and 20.0% for the nine months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was mainly attributable to a reduction in certain tax credits and lower tax benefits from stock-based compensation, partially offset by lower enacted state tax rates.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2020, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2015. As of September 30, 2020 and December 31, 2019, the Company had approximately $5,192 and $4,762, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s condensed consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the condensed consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2020 and December 31, 2019 was approximately $1,787 and $1,612, respectively, and is included in other long-term obligations.

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
The segment information is summarized as follows:

Business Segment Assets	September 30, 2020	December 31, 2019
Human Nutrition & Health	$734,586	$737,951
Animal Nutrition & Health	143,600	140,806
Specialty Products	181,454	181,904
Other and Unallocated (1)	101,701	95,021
Total	$1,161,341	$1,155,682

Business Segment Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Human Nutrition & Health	$103,589	$86,142	$296,525	$257,163
Animal Nutrition & Health	46,354	42,286	141,339	129,127
Specialty Products	23,003	24,888	79,193	68,219
Other and Unallocated (2)	2,194	5,279	5,874	22,669
Total	$175,140	$158,595	$522,931	$477,178

Business Segment Earnings Before Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Human Nutrition & Health	$17,499	$13,193	$45,131	$39,234
Animal Nutrition & Health	7,011	6,122	21,485	16,423
Specialty Products	5,348	6,699	21,342	22,275
Other and Unallocated (2)	(830)	16	(5,735)	980
Interest and other expense	(1,121)	(1,594)	(3,853)	(4,802)
Total	$27,907	$24,436	$78,370	$74,110

Depreciation/Amortization	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Human Nutrition & Health	$8,188	$7,411	$24,047	$22,880
Animal Nutrition & Health	1,842	1,646	5,390	4,847
Specialty Products	2,461	2,372	7,225	4,983
Other and Unallocated (2)	564	324	1,687	775
Total	$13,055	$11,753	$38,349	$33,485

Capital Expenditures	Nine Months Ended September 30,
	2020	2019
Human Nutrition & Health	$13,481	$14,136
Animal Nutrition & Health	3,958	2,788
Specialty Products	1,542	2,050
Other and Unallocated (2)	298	583
Total	$19,279	$19,557

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $161 and $2,179 for the three and nine months ended September 30, 2020, respectively, and $688 and $2,253 for the three and nine months ended September 30, 2019, respectively, and (ii) Unallocated amortization expense of $399 and $1,205 for the three and nine months ended September 30, 2020, respectively, and $138 and $157 for the three and nine months ended September 30, 2019, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

NOTE 12 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.

The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product Sales	$164,254	$149,862	$494,857	$449,878
Co-manufacturing	8,427	5,911	21,803	19,112
Bill and Hold	763	1,056	1,158	3,182
Consignment	602	688	1,916	1,770
Product Sales Revenue	174,046	157,517	519,734	473,942
Royalty Revenue	1,094	1,078	3,197	3,236
Total Revenue	$175,140	$158,595	$522,931	$477,178
The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$131,305	$112,811	$380,450	$353,111
Foreign Countries	43,835	45,784	142,481	124,067
Total Revenue	$175,140	$158,595	$522,931	$477,178

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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the nine months ended September 30, 2020 and 2019 for income taxes and interest is as follows:

	Nine Months Ended September 30,
	2020	2019
Income taxes	$15,167	$18,226
Interest	$4,069	$4,567

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income/(loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net foreign currency translation adjustment	$4,313	$(2,209)	$7,440	$(3,513)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized gain (loss) on cash flow hedge	299	(769)	(3,585)	(2,475)
Tax	(72)	112	926	519
Net of tax	227	(657)	(2,659)	(1,956)

Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	18	19	56	55
Amortization of gain	(12)	(12)	(38)	(34)
Total before tax	6	7	18	21
Tax	2	(2)	3	(5)
Adjustment (1)	129	—	(455)	—
Net of tax and adjustment	137	5	(434)	16

Total other comprehensive income (loss)	$4,677	$(2,861)	$4,347	$(5,453)

(1) One-time adjustment to the postretirement account.
Included in "Net foreign currency translation adjustment" were losses of $3,891 and $986, related to a net investment hedge, which were net of taxes of $1,244 and $330 for the three and nine months ended September 30, 2020, respectively. Included in "Net foreign currency translation adjustment" were gains of $4,626 and $1,715, related to a net investment hedge, which were net of taxes of $456 for both the three and nine months ended September 30, 2019. See Note 20, "Derivative Instruments and Hedging Activities."
Accumulated other comprehensive income/(loss) at September 30, 2020 and December 31, 2019 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2019	$(5,176)	$(1,399)	$1,011	$(5,564)
Other comprehensive income/(loss)	7,440	(2,659)	(434)	4,347
Balance September 30, 2020	$2,264	$(4,058)	$577	$(1,217)

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
Net periodic benefit costs for such retirement medical plans were as follows:

	Nine Months Ended September 30,
	2020	2019
Service cost	$51	$47
Interest cost	19	29
Amortization of prior service cost	56	55
Amortization of gain	(38)	(34)
Net periodic benefit cost	$88	$97
The amount recorded for these obligations on the Company’s balance sheets as of September 30, 2020 and December 31, 2019 were $1,146 and $1,076, respectively, and are included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $100 per year.
Deferred Compensation Plan
On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability was $3,314 and $1,982 as of September 30, 2020 and December 31, 2019, respectively, and was included in other long-term obligations on the Company’s consolidated balance sheets. The related rabbi trust assets were $3,314 and $1,982 as of September 30, 2020 and December 31, 2019, respectively, and were included in other non-current assets on the Company's consolidated balance sheets.
Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas, which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on the Company's consolidated balance sheet as of September 30, 2020 and December 31, 2019 were $623 and $596, respectively, and were included in other long-term obligations.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Aggregate future minimum rental payments required under all non-cancelable operating leases at September 30, 2020 are as follows:

Year
October 1, 2020 to December 31, 2020	$775
2021	2,672
2022	2,100
2023	1,692
2024	932
2025	527
Thereafter	2,688
Total minimum lease payments	$11,386
The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation was conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources. While the Company must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site. In September 2020, BCP Ingredients, Inc. "(BCP"), the Company subsidiary that operates the site received a General Notice Letter from the EPA regarding BCP's potential liability for 1,4 dioxane contamination at the site. BCP currently believes that the 1,4 dioxane contamination is associated with the former owner’s operations and has engaged experts to study site conditions and hydrogeology in connection with preparing its response to the notice.
From time to time, the Company is a party to various litigation, claims and assessments.  Management believes that the ultimate outcome of such matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2020 and December 31, 2019 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at September 30, 2020 and December 31, 2019 includes $815 and $808 in money market funds, respectively.
Non-current assets at September 30, 2020 and December 31, 2019 includes $3,314 and $1,982, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
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
The services the Company provided amounted to $834 and $2,544 for the three and nine months ended September 30, 2020, respectively, and $955 and $2,910 for the three and nine months ended September 30, 2019, respectively. The raw materials purchased and subsequently sold amounted to $2,716 and $10,330 for the three and nine months ended September 30, 2020, respectively, and $5,893 and $19,039 for the three and nine months ended September 30, 2019, respectively. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $2,382 and $9,123 for the three and nine months ended September 30, 2020, respectively, and $4,538 and $14,308 for the three and nine months ended September 30, 2019, respectively. At September 30, 2020 and December 31, 2019, the Company had receivables of $2,508 and $4,840, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and payables of $1,790 and $3,230, respectively, for finished goods received recorded in accrued expenses. In addition, the Company had receivables in the amount of $159, related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables as of September 30, 2020. There was no such receivable as of December 31, 2019. The Company had payables in the amount of $296 and $366, respectively, related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accrued expenses as of September 30, 2020 and December 31, 2019, respectively.

NOTE 19 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the ROU asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from September 30, 2020. In addition, the Company has historically not been exercising purchase options with equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with a new lease. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.
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
In connection with the acquisition of Zumbro, the Company assumed the finance lease commitment for a warehouse, with an expiration date of March 31, 2033. The warehouse can be purchased at a pre-determined price beginning in 2023. At September 30, 2020, the Company had a finance lease liability of $2,682, which was recorded under lease liabilities (current and non-current) in the consolidated balance sheet.
ROU assets and lease liabilities at September 30, 2020 and December 31, 2019 are summarized as follows:

Right of use assets	September 30, 2020	December 31, 2019
Operating leases	$5,546	$7,338
Finance leases	2,642	—
Total	$8,188	$7,338

Lease liabilities - current	September 30, 2020	December 31, 2019
Operating leases	$1,718	$2,475
Finance leases	156	—
Total	$1,874	$2,475

Lease liabilities - non-current	September 30, 2020	December 31, 2019
Operating leases	$3,500	$4,827
Finance leases	2,526	—
Total	$6,026	$4,827
For the three and nine months ended September 30, 2020 and 2019, the Company's total lease costs were as follows, which included both amounts recognized in profits or losses during the period and amounts capitalized on the balance sheet, and the cash flows arising from lease transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease Cost
Operating lease cost	$702	$817	$2,179	$2,381
Finance Lease cost
Amortization of ROU asset	157	—	157	—
Interest on lease liabilities	104	—	104	—
Total lease cost	$963	$817	$2,440	$2,381

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$710	$823	$2,193	$2,395
Operating cash flows from finance leases	104	—	104	—
Financing cash flows from finance leases	112	—	112	—
	$926	$823	$2,409	$2,395

ROU assets obtained in exchange for new operating lease liabilities, net of ROU assets disposals	$—	$(240)	$(98)	$8,485
ROU assets obtained in exchange for new finance lease liabilities, net of ROU assets disposals	$2,782	$—	$2,782	$—

Weighted-average remaining lease term - operating leases	5.11 years	4.97 years	5.11 years	4.97 years
Weighted-average remaining lease term - finance leases	12.50 years	n/a	12.50 years	n/a

Weighted-average discount rate - operating leases	4.7%	4.6%	4.7%	4.6%
Weighted-average discount rate - finance leases	5.1%	n/a	5.1%	n/a
Rent expense charged to operations under operating lease agreements for the three and nine months ended September 30, 2020 aggregated to approximately $702 and $2,179, respectively, and $817 and $2,381 for the three and nine months ended September 30, 2019, respectively.

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
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the Credit Agreement. The net interest expense related to the interest rate swap contract was $515 and $1,066, respectively, for the three and nine months ended September 30, 2020, and the net interest income related to the interest rate swap contract was $60 and $94, respectively, for the three and nine months ended September 30, 2019, which were recorded in the condensed consolidated statements of operations under interest expense, net.
At the same time, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $562 and $1,706, respectively, for the three and nine months ended September 30, 2020, and $569 and $754, respectively, for the three and nine months ended September 30, 2019, which were recorded in the condensed consolidated statements of operations under interest expense, net.
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
As of September 30, 2020 and December 31, 2019, the fair value of the derivative instruments is presented as follows in the Company's condensed consolidated balance sheets:

Derivative assets (liabilities)	September 30, 2020	December 31, 2019
Interest rate swap	$(5,356)	$(1,771)
Cross-currency swap	(1,648)	(332)
Derivative liabilities	$(7,004)	$(2,103)
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
As of September 30, 2020, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments was recorded in accumulated other comprehensive income.

Losses and gains on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the three and nine months ended September 30, 2020 and 2019:

	Location within Statements of Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Cash flow hedge (interest rate swap), net of tax	Unrealized gain/(loss) on cash flow hedge, net	$227	$(657)	$(2,659)	$(1,956)
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	(3,891)	4,626	(986)	1,715
Total		$(3,664)	$3,969	$(3,645)	$(241)

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
As of September 30, 2020, we had approximately 1,341 full time employees worldwide. We believe that we have been successful in attracting skilled and experienced personnel in a competitive environment. Management believes that our human capital resources are adequate to perform all business functions.
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
While impact on demand in the first three quarters was not material to our Company, we are continuing to watch the markets that we serve closely. We have stress tested our balance sheet under various significant downturn scenarios and, given our relatively low net debt position, cash on hand, access to our undrawn revolving credit facility, and expected free cash flows, we are pleased with the strength of our balance sheet as we continue through this uncertain market environment. Despite this relative strength, we are continuing to take actions to reduce capital expenditures and non-critical cash expenses wherever possible to preserve cash.

After a short pause in implementation of our new ERP system across the company due to the pandemic, we successfully resumed our implementation efforts this quarter, adding three additional sites onto the new system. We now have approximately 75% of our revenue on the new system and expect full conversion by the middle of next year.
Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and nine months ended September 30, 2020 and 2019:

Business Segment Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Human Nutrition & Health	$103,589	$86,142	$296,525	$257,163
Animal Nutrition & Health	46,354	42,286	141,339	129,127
Specialty Products	23,003	24,888	79,193	68,219
Other and Unallocated (1)	2,194	5,279	5,874	22,669
Total	$175,140	$158,595	$522,931	$477,178

Business Segment Earnings From Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Human Nutrition & Health	$17,499	$13,193	$45,131	$39,234
Animal Nutrition & Health	7,011	6,122	21,485	16,423
Specialty Products	5,348	6,699	21,342	22,275
Other and Unallocated (1)	(830)	16	(5,735)	980
Total	$29,028	$26,030	$82,223	$78,912

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $161 and $2,179 for the three and nine months ended September 30, 2020, respectively, and $688 and $2,253 for the three and nine months ended September 30, 2019, respectively, and (ii) Unallocated amortization expense of $399 and $1,205 for the three and nine months ended September 30, 2020, respectively, and $138 and $157 for the three and nine months ended September 30, 2019, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

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

RESULTS OF OPERATIONS
(All amounts in thousands, except share and per share data)
Three months ended September 30, 2020 compared to three months ended September 30, 2019.
Net Earnings

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Net sales	$175,140	$158,595	$16,545	10.4%
Gross margin	56,368	54,008	2,360	4.4%
Operating expenses	27,340	27,978	(638)	(2.3)%
Earnings from operations	29,028	26,030	2,998	11.5%
Other expenses	1,121	1,594	(473)	(29.7)%
Income tax expense	6,339	3,760	2,579	68.6%
Net earnings	$21,568	$20,676	$892	4.3%

Net Sales

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
HNH	$103,589	$86,142	$17,447	20.3%
ANH	46,354	42,286	4,068	9.6%
Specialty Products	23,003	24,888	(1,885)	(7.6)%
Other	2,194	5,279	(3,085)	(58.4)%
Total	$175,140	$158,595	$16,545	10.4%

•The increase in net sales within the HNH segment for the three months ended September 30, 2020 as compared to 2019 was primarily driven by higher sales within food and beverage markets, strong sales growth of chelated minerals, and beneficial impact from the Zumbro acquisition we closed in December 2019, partially offset by lower sales to food service-related markets and the elimination of sales associated with the Reading, Pennsylvania manufacturing site that we divested in 2019.
•The increase in net sales within the ANH segment for the three months ended September 30, 2020 compared to 2019 was primarily the result of higher sales and volumes in the ruminant species markets.
•The decrease in Specialty Products segment sales for the three months ended September 30, 2020 compared to 2019 was primarily due to lower sales of ethylene oxide for the medical device sterilization market which has been negatively impacted by reduced elective surgical procedures during the pandemic.
•Sales relating to business formerly included in the Industrial Products segment decreased from the prior year due to a decline in shale fracking activity.

Gross Margin

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Gross margin	$56,368	$54,008	$2,360	4.4%
% of net sales	32.2%	34.1%

Gross margin as a percentage of sales decreased for the three months ended September 30, 2020 compared to 2019 primarily due to mix.

Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Operating expenses	$27,340	$27,978	$(638)	(2.3)%
% of net sales	15.6%	17.6%
The decrease in operating expenses was principally due to lower selling expenses driven by reduced travel and a decrease in bad debt expense, partially offset by certain higher compensation related costs.

Earnings from Operations

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
HNH	$17,499	$13,193	$4,306	32.6%
ANH	7,011	6,122	889	14.5%
Specialty Products	5,348	6,699	(1,351)	(20.2)%
Other and unallocated	(830)	16	(846)	(5287.5)%
Earnings from operations	$29,028	$26,030	$2,998	11.5%

% of net sales (operating margin)	16.6%	16.4%

•Earnings from operations for the HNH segment increased primarily due to the aforementioned higher sales and lower selling expenses, as a result of reduced travel and a decrease in bad debt expense.
•ANH segment earnings from operations increased primarily due to the aforementioned higher sales, certain lower raw material costs, and reduced travel, partially offset by an increase in certain compensation related costs.
•The decrease in earnings from operations for the Specialty Products segment was primarily due to the aforementioned lower sales.
•The decrease in other and unallocated was driven primarily by lower earnings from the business formerly reported in the Industrial Products segment, as well as increased unallocated amortization related to a company-wide ERP implementation.

Other Expenses (Income)

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Interest expense	$953	$1,672	$(719)	(43.0)%
Other, net	168	(78)	246	(315.4)%
	$1,121	$1,594	$(473)	(29.7)%
Interest expense for the three months ended September 30, 2020 and 2019 was primarily related to outstanding borrowings under our credit facility.

Income Tax Expense

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Income tax expense	$6,339	$3,760	$2,579	68.6%
Effective tax rate	22.7%	15.4%
The effective tax rate increase was mainly attributable to a reduction in certain tax credits and lower tax benefits from stock-based compensation, partially offset by lower enacted state tax rates.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019.
Net Earnings

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Net sales	$522,931	$477,178	$45,753	9.6%
Gross margin	167,079	157,021	10,058	6.4%
Operating expenses	84,856	78,109	6,747	8.6%
Earnings from operations	82,223	78,912	3,311	4.2%
Other expenses	3,853	4,802	(949)	(19.8)%
Income tax expense	15,909	14,822	1,087	7.3%
Net earnings	$62,461	$59,288	$3,173	5.4%

Net Sales

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
HNH	$296,525	$257,163	$39,362	15.3%
ANH	141,339	129,127	12,212	9.5%
Specialty Products	79,193	68,219	10,974	16.1%
Other	5,874	22,669	(16,795)	(74.1)%
Total	$522,931	$477,178	$45,753	9.6%

•The increase in net sales within the HNH segment for the nine months ended September 30, 2020 as compared to 2019 was primarily driven by strong sales growth of chelated minerals and choline nutrients as well as increased sales into the food and beverage markets from both the legacy business and the Zumbro acquisition we closed in December 2019, partially offset by lower sales to food service-related markets and the elimination of sales associated with the Reading, PA manufacturing site that we divested in 2019.
•The increase in net sales within the ANH segment for the nine months ended September 30, 2020 compared to 2019 was primarily the result of higher volumes in both the ruminant species and monogastric species markets.
•The increase in Specialty Products segment sales for the nine months ended September 30, 2020 compared to 2019 was primarily driven by higher sales of ethylene oxide for the medical device sterilization market due to the incremental contribution of Chemogas and higher plant nutrition sales, partially offset by lower legacy ethylene oxides sales which were negatively impacted by reduced elective surgical procedures during the pandemic.
•Sales relating to business formerly included in the Industrial Products segment decreased from the prior year due to a decline in shale fracking activity.

Gross Margin

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Gross margin	$167,079	$157,021	$10,058	6.4%
% of net sales	32.0%	32.9%
Gross margin as a percentage of sales decreased for the nine months ended September 30, 2020 compared to 2019 primarily due to mix, partially offset by certain lower raw material costs.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Operating expenses	$84,856	$78,109	$6,747	8.6%
% of net sales	16.2%	16.4%
The increase in operating expenses was primarily due to incremental operating expenses related to the Chemogas and Zumbro acquisitions, the prior year benefiting from the timing of an insurance recovery, and a goodwill impairment charge related to business formerly included in the Industrial Products segment, partially offset by lower selling expenses driven by reduced travel and lower bad debt expenses.

Earnings from Operations

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
HNH	$45,131	$39,234	$5,897	15.0%
ANH	21,485	16,423	5,062	30.8%
Specialty Products	21,342	22,275	(933)	(4.2)%
Other and unallocated	(5,735)	980	(6,715)	(685.2)%
Earnings from operations	$82,223	$78,912	$3,311	4.2%

% of net sales (operating margin)	15.7%	16.5%

•Earnings from operations for the HNH segment increased primarily due to the aforementioned higher sales and lower selling expenses due to reduced travel and lower bad debt expenses, partially offset by higher general and administrative expenses resulting from the prior year benefiting from the timing of an insurance recovery.
•ANH segment earnings from operations increased primarily due to the aforementioned higher sales, certain lower raw material costs, and lower selling expenses due to reduced travel.
•The decrease in earnings from operations for the Specialty Products segment was primarily due to lower legacy ethylene oxide sales, mix, and higher operating expenses, primarily due to the acquisition of Chemogas.
•The decrease in other and unallocated was driven primarily by lower earnings from the business formerly reported in the industrial products segment, as well as increased unallocated amortization related to a company-wide ERP implementation.

Other Expenses (Income)

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Interest expense	$3,609	$4,749	$(1,140)	(24.0)%
Other, net	244	53	191	360.4%
	$3,853	$4,802	$(949)	(19.8)%
Interest expense for the nine months ended September 30, 2020 and 2019 was primarily related to outstanding borrowings under our credit facility.

Income Tax Expense

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Income tax expense	$15,909	$14,822	$1,087	7.3%
Effective tax rate	20.3%	20.0%
The effective tax rate increase was primarily attributable to a reduction in certain tax credits and lower tax benefits from stock-based compensation, partially offset by lower enacted state tax rates.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)
We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so. During the nine months ended September 30, 2020, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:
Cash
Cash and cash equivalents increased to $78,967 at September 30, 2020 from $65,672 at December 31, 2019. At September 30, 2020, the Company had $49,012 of cash and cash equivalents held by foreign subsidiaries.  It is our intention to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds.  Working capital was $201,709 at September 30, 2020 as compared to $162,688 at December 31, 2019, an increase of $39,021. Working capital reflects the payment of the 2019 declared dividend in 2020 of $16,704, net payments on the revolving debt of $55,000, and capital expenditures and intangible assets acquired of $20,552.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019		% Change
Cash flows provided by operating activities	$102,540	$91,494	$11,046	12.1%
Cash flows used in investing activities	(21,380)	(103,109)	81,729	79.3%
Cash flows (used in) provided by financing activities	(69,619)	17,625	(87,244)	495.0%
Operating Activities
Cash flows from operating activities provided $102,540 for the nine months ended September 30, 2020 as compared to $91,494 for the nine months ended September 30, 2019.  The increase in cash flows from operating activities was primarily due to increased earnings.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $20,552 and $21,669 for the nine months ended September 30, 2020 and 2019, respectively. Cash paid for the Chemogas acquisition, net of cash acquired, amounted to $94,690 for the nine months ended September 30, 2019. There were no acquisitions during the nine months ended September 30, 2020.
Financing Activities
Net payments on the revolving loan amounted to $55,000 during the nine months ended September 30, 2020 and we have $306,431 available under the Credit Agreement as of September 30, 2020.

We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,495,496 shares have been purchased, and we had 108,813 shares remaining in treasury at September 30, 2020. The Company repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. We also intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors.
Proceeds from stock options exercised were $8,179 and $3,734 for the nine months ended September 30, 2020 and 2019, respectively. Dividend payments were $16,704 and $15,135 for the nine months ended September 30, 2020 and 2019, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15 – Employee Benefit Plans.  The liability recorded in other long-term liabilities on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 was $1,146 and $1,076, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the plans.
On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of September 30, 2020 and December 31, 2019 was $3,314 and $1,982, respectively, and was included in other long-term obligations on our balance sheet. The related rabbi trust assets were $3,314 and $1,982 as of September 30, 2020 and December 31, 2019, respectively, and were included in other non-current assets on the balance sheets.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheets as of September 30, 2020 and December 31, 2019 were $623 and $596, respectively, and were included in other long-term obligations.

Critical Accounting Policies
There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2019 Annual Report on Form 10-K, during the nine months ended September 30, 2020.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and nine months ended September 30, 2020. Refer to Note 18, "Related Party Transactions".

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. In the second quarter of 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted above (see Note 20). Additionally, as of September 30, 2020, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at September 30, 2020, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,936. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change. Additionally, as disclosed below in Item 1A, we are monitoring market risks related to the current COVID-19 pandemic very closely.

Interest Rate Risk
We have exposure to market risk for changes in interest rates, including the interest rate relating to the Credit Agreement dated June 27, 2018. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 20 to our consolidated financial statements). As of September 30, 2020, the notional amount of our outstanding interest rate swap was $108,569.

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

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
(b)Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II.    Other Information

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:
Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19.
Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. In addition, government and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.
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

Item 2C.     Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2020	—	$—	—	$116,619,193
August 1-31, 2020	—	$—	—	$116,619,193
September 1-30, 2020	31,224	$94.72	31,224	$120,063,231
	31,224		31,224

(1) We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,495,496 shares have been purchased, of which 108,813 shares remained in treasury at September 30, 2020. There is no expiration for this program.

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

Date: October 28, 2020