Form 10-K
period 2020-12-31
BALCHEM CORP
filed 2021-02-19
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the common stock, par value $.06-2/3 per share (the “Common Stock”), issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the NASDAQ Global Market on June 30, 2020 was approximately $3,046,000,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant’s 401(k)/profit sharing plan have been excluded.
The number of shares outstanding of Common Stock was 32,392,805 as of February 11, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s proxy statement for its 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2020 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated therein.

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
Balchem Corporation (“Balchem,” the “Company,” “we” or “us”), was incorporated in the State of Maryland in 1967. We develop, manufacture, distribute and market specialty performance ingredients and products for the nutritional, food, pharmaceutical, animal health, medical device sterilization, plant nutrition and industrial markets. Previously, our four reportable segments were: Human Nutrition and Health, Animal Nutrition and Health, Specialty Products, and Industrial Products. However, effective in the first quarter of 2020, in order to align with our strategic focus on health and nutrition, allocation of resources, and evaluation of operating performance, and given the 2019 reduction in portfolio scale of Industrial Products, we have revised our reporting segment structure to three reportable segments: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. These reportable segments are strategic businesses that offer products and services to different markets. This realignment has been retrospectively applied. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated" and applied retroactively to 2019 and 2018. There was no change to the Consolidated Financial Statements as a result of the change to the reportable segments. We expect that the new reportable segment structure will provide investors greater understanding of and alignment with our strategic focus. In order to ensure appropriate transparency and visibility into the financial performance of the Company, sufficient detail will continue to be provided relative to Other and Unallocated, including material contributions from oil and gas and other industrial market activities.
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
The Company’s micronutrient agricultural nutrition business sells chelated minerals primarily into high value crops. The Company has a unique and patented two-step approach to solving mineral deficiency in plants to optimize health, yield and shelf-life.  First, the Company determines optimal mineral balance for plant health. The Company then has a foliar applied Metalosate® product range, utilizing patented amino acid chelate technology. Its products quickly and efficiently deliver mineral nutrients. As a result, the farmer/grower gets healthier crops that are more resistant to disease and pests, larger yields and healthier food for the consumer with extended shelf life for produce being shipped long distances.
Acquisitions
On December 13, 2019, we completed an acquisition of Zumbro River Brand, Inc. ("Zumbro"), headquartered in Albert Lea, Minnesota. We made payments of $52,403 on the acquisition date, amounting to $47,058 to the former shareholders and $5,345 to Zumbro's lenders to pay Zumbro debt. Considering the cash acquired of $686, net payments made to the former shareholders equaled $46,372. In May 2020, we received an adjustment for working capital acquired of $561. The acquisition was primarily financed through the Company's Credit Agreement (Refer to Note 8, "Revolving Loan"). Zumbro specializes in developing, marketing, and manufacturing agglomerated and extruded products for the food and beverage industry and is a market leader in high protein and specialty extruded snacks, cereals, and crisps, marketed under the brands Z-Crisps®, Whey-Os™, Whey-Vs™, and Z-Texx Complete™. Zumbro is integrated within Balchem's HNH Segment.
On May 27, 2019, we acquired 100 percent of the outstanding common shares of Chemogas Holding NV, a privately held specialty gases company headquartered in Grimbergen, Belgium ("Chemogas"). We made payments of approximately €99,503 (translated to $111,324) on the acquisition date, amounting to approximately €88,579 (translated to $99,102) to the former shareholders and approximately €10,924 (translated to $12,222) to Chemogas' lender to pay off all Chemogas bank debt. Considering the cash acquired of €3,943 (translated to $4,412), net payments made to the former shareholders were €84,636 (translated to $94,690). The acquisition was primarily financed through our Credit Agreement (Refer to Note 8, "Revolving Loan"). Chemogas, through its subsidiary companies, has been a leader in the packaging and distribution of a wide variety of specialty gases, most notably ethylene oxide, primarily in the European and Asian markets, for medical device sterilization. Through its operational and logistical excellence, Chemogas supports its customers' needs across more than 70 countries. With the acquisition, we significantly expand our geographic presence in the packaged ethylene oxide market, enabling us to offer worldwide service and support to its medical device sterilization customers within the Specialty Products segment. The Chemogas sites in Europe and Asia, along with Balchem's sites in the United States form a global network of facilities.

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
Intellectual Property
We currently hold 99 patents in the United States and overseas and use certain trade-names and trademarks. We also use know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of our products. Formulae and know-how are of particular importance in the manufacture of a number of our proprietary products. We believe that certain of our patents, in the aggregate, are advantageous to our business. However, it is believed that no single patent or related group of patents is currently so material to us that the expiration or termination of any single patent or group of patents would materially affect our business. Our U.S. patents expire between 2021 and 2034. We believe that our sales and competitive position are dependent primarily upon the quality of our products, technical sales efforts and market conditions, rather than on patent protection.
Seasonality
While in general, the businesses of our segments are not seasonal to any material extent, the plant nutrition business within Specialty Products is a seasonal business with the vast majority of sales occurring in the first half of the year, based on the planning season in the northern hemisphere.
Backlog
At December 31, 2020, we had a total backlog of $64,811 (comprised of $52,293 for the HNH segment; $8,620 for the ANH segment; $3,557 for the Specialty Products segment, and $341 for other), as compared to a total backlog of $46,841 at December 31, 2019 (comprised of $36,996 for the HNH segment; $6,161 for the ANH segment; $2,752 for the Specialty Products segment and $932 for other). It has generally been our policy and practice to maintain an inventory of finished products and/or component materials for our segments to enable us to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2021 fiscal year.
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

Research & Development
During the years ended December 31, 2020, 2019 and 2018, we incurred research and development expenses of approximately $10,332, $11,377, and $11,592, respectively, on Company-sponsored research and development for new products, improvements to existing products, and manufacturing processes. We have historically funded our research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.
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
Capital Projects
We continue to invest in projects across all production facilities and capital expenditures were approximately $32,080, $25,790, and $19,170 for 2020, 2019 and 2018, respectively. In 2020, we invested $16,856 on projects expected to provide favorable returns on investment, including expanded capacity in key product lines in the HNH segment. In addition, we invested $3,297 for environmental, health, safety, and security upgrades to our facilities as well as $3,252 in automation projects that improved safety and quality of our operations. In 2019, we invested $6,437 to expand capacity in key product lines in the HNH segment and to invest in several other large projects including a new quality and research and development lab. In addition, we invested $3,739 for environmental, health, safety, and security upgrades to our facilities. In 2018, we invested $5,662 to expand capacity in key product lines in the HNH segment along with upgrading automation systems in our manufacturing sites to drive efficiencies. In addition, we invested $3,137 for environmental, health, safety, and security upgrades to our facilities. Capital expenditures are projected to range from $30,000 to $40,000 for 2021.
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
In April 2008, the EPA issued a RED (“Reregistration Eligibility Decision”) for ethylene oxide which permitted the continued use of ethylene oxide “to sterilize medical or laboratory equipment, pharmaceuticals, and aseptic packaging, or to reduce microbial load on musical instruments, cosmetics, whole and ground spices and other seasoning materials and artifacts, archival material or library objects”. In 2013, the EPA has initiated a new registration review of ethylene oxide, in line with and part of the registration review scheduled for a large number of other pesticides. When the Final Work Plan was issued in March 2014, the EPA anticipated that this registration review process would take approximately seven years. In December 2016, the EPA issued its Integrated Risk Information System (“IRIS”) assessment of ethylene oxide (the "IRIS Assessment"), another aspect of EPA’s safety review of ethylene oxide. In November 2020, the EPA issued a Draft Human Health Risk Assessment for Ethylene Oxide (Draft HHRA). In this Draft HHRA, the EPA presented multiple perspectives on risk extrapolation, including the IRIS Assessment. While acknowledging the necessity of maintaining the critical uses of ethylene oxide, based on the range of unit risk provided in this qualitative assessment, the EPA has stated that there should be further mitigation measures implemented which will likely require some label changes. Several mitigation measures are under consideration and the EPA anticipates issuance of a Proposed Interim Decision (PID) later this year. We believe that EPA intends to reregister ethylene oxide for the uses stated above with the mitigation measures potentially impacting certain users, including Balchem and its customers. The product, when used as a sterilant for certain medical devices, has no known equally effective substitute. In October 2019, the U.S. Food and Drug Administration, in a public statement said, "Although medical devices can be sterilized by several methods, ethylene oxide is the most common method of sterilization of medical devices in the U.S. and is a well-established and scientifically-proven method of preventing harmful microorganisms from reproducing and causing infections." Management believes the lack of availability of this product could not be easily tolerated by various medical device manufacturers or the health care industry due to the resultant infection potential.
Similarly, the EPA issued a RED for propylene oxide in August 2006. At that time, the EPA “determined that products containing the active ingredient PPO [propylene oxide] are eligible for reregistration provided that…risk mitigation measures…are adopted.” Our product label was amended as required to reflect these mitigation measures and also to show that propylene oxide has been reclassified as a restricted use pesticide. In 2013, the EPA initiated a new registration review of propylene oxide, in line with and part of the registration review scheduled for a large number of other pesticides. A Final Work Plan was issued in March 2014, and

EPA anticipated that this review process would take approximately seven years. In October 2020, the EPA issued both the Proposed Interim Registration Review Decision (PID) and Draft Risk Assessment (DRA) for Propylene Oxide (PPO). Based on these documents we believe that the use of propylene oxide to treat nuts and spices will continue to be permitted with minimal changes to the current approved label and, to date, it appears that significant additional mitigation measures will not be required.

Our facility in Verona, Missouri, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation was conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources (“MDNR”). While we must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. We are indemnified by the sellers under our May 2001 asset purchase agreement covering our acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site and one of the sellers, in turn, has the benefit of certain contractual indemnification by the prior owner that executed the above-described Superfund remedy. In September 2020, BCP Ingredients, Inc. (“BCP”), the Company subsidiary that operates the site received a General Notice Letter from the EPA regarding BCP’s potential liability for 1,4 dioxane contamination at the site. We currently believe that the 1,4 dioxane contamination is associated with the former owner’s operations and have engaged experts to study site conditions and hydrogeology in connection with preparing our response to the notice.
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
Human Capital
Our employees are our most valued asset and fundamental to our success. As of December 31, 2020, we employed approximately 1,342 full-time employees worldwide, with approximately 18% covered by collective bargaining agreements. We believe that we have been successful in attracting skilled and experienced personnel in a competitive environment and that our human capital resources are adequate to perform all business functions.
Health and Safety
Protecting the workplace environment and the health and safety of our employees, contractors, visitors, and neighbors is our top priority. Our recordable injury rate, which was defined by recordable injuries per 200,000 hours worked, was 1.04 in 2020. We continually upgrade our facilities to reduce risks and establish procedures with appropriate personnel protection for the safety of our employees. Our safety program is structured around five pillars: process safety, personal safety, industrial hygiene, transportation safety and environmental safety, and focuses on driving higher ownership and engagement from employees and contractors.
In response to the COVID-19 pandemic, we effectively deployed our Crisis Management Plan and activated our Crisis Management Team (CMT), to manage the day-to-day activities and make timely decisions related to the safety of our employees, customers, and the communities in which we operate. We implemented significant changes which comply with government orders and Centers for Disease Control and Prevention (CDC) guidelines. These changes include instituting travel restrictions, a mandatory work from home policy for all of our office employees, and additional safety measures for all of our manufacturing and research and development employees.

Diversity and Inclusion
We recognize that our best performance is achieved when our teams are diverse, and accordingly, diversity and inclusion are important elements of Balchem's Human Resources strategy. We strive to promote inclusion through the implementation of inclusive leadership training across the Company and are committed to increasing representation of minorities throughout the organization. In 2020, our total workforce consisted of 77% male and 23% female among all employees and 48% male and 52% female when excluding supply chain and operations functions. With the support of our Board of Directors, we continue to explore additional diversity and inclusion initiatives.
Training and Well-Being Programs
We strive to develop employee skills and knowledge, which includes training for job-specific technical knowledge, regulatory requirements, and company policies, such as the Company's Code of Conduct, anti-harassment and discrimination, foreign corrupt practices, antitrust, and various other compliance topics. Our sponsored employee Continuing Learning program offers a broad base of assistance for employees, including learning and development courses. Employees have access to healthy lifestyle discounts through our Wellness Center, as well as debt, legal, and financial counseling. Leadership programs, peak performance training and multiple online services and courses enable our employees to choose their own learning paths and work towards achieving their goals for education, finances, and overall well-being.
Performance Review, Compensation and Benefits
Our annual performance review process is an important, objective-based dialogue to foster continuous growth and development by providing an opportunity to establish goals and deliver feedback relative to each employee's performance. Balchem's annual review process is closely aligned with a formal succession planning and talent review process designed to identify and develop the next generation of leaders.
We are dedicated to providing full-time employees with a competitive compensation package that includes medical, dental, vision, and prescription benefits in addition to a 401(k) matching program. Balchem also provides financial support for health and wellness programs such as online financial wellness content, sponsored weight loss programs and subsidized gym memberships. We also provide generous time off and leave benefits, which are important to help ensure employees can enjoy a healthy balance between work and family time.
For the year ended December 31, 2020, our turnover rate was 7% for salaried employees with an average length of service of over 9 years. We are continuing to improve employee retention with effective employment engagement efforts, a productive performance review process, and competitive compensation.
Available Information
Our headquarters is located at 52 Sunrise Park Road, New Hampton, NY 10958. Our telephone number is (845) 326-5600 and our Internet website address is www.balchem.com. All reports we file with the SEC such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, are available free of charge via EDGAR through the SEC's website at www.sec.gov.
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
Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19. The COVID-19 outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. In addition, government and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.
Our businesses have been deemed "essential" under the orders issued by federal, state and local governments. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 or similar viruses and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers, and transportation networks, including business shutdowns or disruptions. The extent to which viruses such as COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate their effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and may affect our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described within this report. We will continue to implement mitigation strategies as needed to protect the long-term sustainability of our company.
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
Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals, including EPA registrations under FIFRA for two of our products. We maintain EPA FIFRA registrations for ethylene oxide as a medical device sterilant and spice fumigant and for propylene oxide as a fumigant of nuts and spices. The registrations for both products are in the final stages of a FIFRA registration review process begun in 2013. Recent draft documents indicate that the EPA intends to continue the registrations for both ethylene oxide and propylene oxide with certain additional mitigation measures. The EPA may re-examine the registrations in the future in accordance with the provisions of FIFRA. Any future failure of the EPA to allow reregistration of ethylene oxide or propylene oxide would have a material adverse effect on our business and financial results.
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
Certain of the Company’s customers who use ethylene oxide in the USA for the sterilization of medical devices have received ongoing state and local scrutiny for environmental concerns at their facilities. This scrutiny is associated with the IRIS Assessment described in the “Environmental / Regulatory Matters” Section above, which deemed exposure to ethylene oxide as unsafe at levels far below those found in the environment. The EPA began using the IRIS Assessment in 2020 to regulate change to existing permissible emissions’ limits at certain non-sterilization ethylene oxide users and producers, and is expected to finalize rules during 2021 or 2022 that will regulate sterilization users. Additionally, some state and local regulators have drawn their own conclusions from the IRIS Assessment, which has resulted in certain state actions against our customers that are currently impacting, or have impacted at some point, these customers’ ability to use the ethylene oxide process to sterilize medical devices. Because of these actions, one customer facility has been shut down permanently, another was shut down for a period of months and has since restarted, and other customers have taken or are expected to take voluntary downtime to install new abatement equipment. The installation of the new abatement equipment is being done ahead of what is expected to be changes in the EPA regulations. The Company remains confident that the sterilization industry will be able to install abatement equipment to satisfy the new forthcoming EPA requirements. The Company is working with various stakeholders to ensure the EPA considers all available assessments to appropriately quantify ethylene oxide's risks. While the Company believes that EPA will, as it has in the past, ultimately regulate to lower emissions levels based on a combined consideration of the various assessments available and that industry will then adopt practices and procedures to ensure compliance with these new regulations, there is no assurance that this will be the case.
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
For the year ended December 31, 2020, approximately 27% of our net sales consisted of sales outside the United States. In addition, we conduct a portion of our manufacturing outside the United States. The majority of our foreign sales occur through our foreign subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; changes in tariffs and trade relations including but not limited to those associated with the North American Free Trade Agreement and the exit of the United Kingdom from the European Union; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.
We may, from time to time, experience problems in our labor relations.
In North America, approximately 92 employees, or 8% of our North American workforce, as of December 31, 2020, are represented by a union under a single collective bargaining agreement, which was re-negotiated and is effective as of July 12, 2020. It will expire in 2025. In Europe, approximately 122 employees at our Marano, Ticino, Italy facility are covered by a national collective bargaining agreement, which expires in 2022. Approximately 23 employees at our Bertinoro, Italy facility are also covered by a national collective bargaining agreement, which expired in 2019 and is currently under negotiation. We believe that our present labor relations with all our union employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. Similarly, if our relations with the union portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected. Additionally, other portions of our workforce could become subject to union campaigns.
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

On May 28, 2019, we entered into an interest rate swap to protect us against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We use LIBOR ("the London interbank offered rate") as a reference rate in the derivative agreements. LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. FCA further announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of calendar 2021, but that the FCA will not use its powers to compel contributions beyond that date. While we expect that reasonable alternatives to LIBOR will be implemented prior to the 2021 target date or that the 2021 cessation date may be extended, we cannot predict the consequences and timing of these developments and the impact to our business. In preparation for the potential phase out of LIBOR, we may need to renegotiate our financial obligations and derivative instruments that utilize LIBOR. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. Furthermore, the discontinuation of LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our corporate headquarters is located in New Hampton, New York. Our operations are conducted at our owned and leased facilities throughout the U.S. and other foreign countries. These facilities house manufacturing and warehousing operations, as well as administrative offices. We have total 32 locations across the world and some of these locations serve multiple segments.
The following is a summary of our principal properties:

Segment	Location	Administrative	Manufacturing	Warehousing
Corporate	4 U.S. cities	4	-	-
HNH	14 U.S. cities and 3 foreign countries	2	12	3
ANH	5 U.S. cities and 4 foreign countries	1	8	-
Specialty Products	5 U.S. cities and 7 foreign countries	2	9	1
Other	1 U.S. city and 1 foreign country	-	2	-

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
On February 11, 2021 the closing price for the Common Stock on the Nasdaq Global Market was $119.13.
Record Holders
As of February 11, 2021, the approximate number of holders of record of Common Stock was 69. Such number does not include stockholders who hold their stock in street name.
Dividends
We declared cash dividends of $0.58 and $0.52 per share on Common Stock during our fiscal years ended December 31, 2020 and 2019, respectively.

Performance Graph
The graph below sets forth the cumulative total stockholder return on the Common Stock (referred to in the table as “BCPC”) for the five years ended December 31, 2020, the overall stock market return during such period for shares comprising the Russell 2000® Index (which we believe includes companies with market capitalization similar to that of us), and the overall stock market return during such period for shares comprising the Dow Jones U.S. Specialty Chemicals Index, in each case assuming a comparable initial investment of $100 on December 31, 2015 and the subsequent reinvestment of dividends. The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index. In light of our industry segments, we do not believe that published industry-specific indices are necessarily representative of stocks comparable to us. Nevertheless, we consider the Dow Jones U.S. Specialty Chemicals Index to be potentially useful as a peer group index with respect to us. The performance of the Common Stock shown on the graph below is historical only and not necessarily indicative of future performance.

225
200
175
150
125
100
75
DOLLARS ($)
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Balchem Corp (BCPC)
Russell 2000 Index (RTY)
Dow Jones US Specialty Chemical index (DJUSCX)

Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the year ended December 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	578	$106.82	578	$142,144,718
February 1-29, 2020	7,646	$108.39	7,646	$143,400,590
March 1-31, 2020	—	$—	—	$143,400,590
First Quarter	8,224		8,224

April 1-30, 2020	131	$99.85	131	$132,093,163
May 1-31, 2020	13,947	$86.39	13,947	$113,085,173
June 1-30, 2020	10,203	$89.79	10,203	$116,619,193
Second Quarter	24,281		24,281

July 1-31, 2020	—	$—	—	$116,619,193
August 1-31, 2020	—	$—	—	$116,619,193
September 1-30, 2020	31,224	$94.72	31,224	$120,063,231
Third Quarter	31,224		31,224

October 1-31, 2020	—	$—	—	$120,063,231
November 1-30, 2020	69,467	$102.60	69,467	$122,917,453
December 1-31, 2020	3,433	$103.02	3,433	$123,071,229
Fourth Quarter	72,900		72,900

Total	136,629		136,629

(1) We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,568,396 shares have been purchased, of which 76,084 shares remained in treasury at December 31, 2020. There is no expiration for this program.

Item 6.        Selected Financial Data

The selected statements of operations data set forth below for the years ended December 31, 2020, 2019 and 2018 and the selected balance sheet data as of December 31, 2020 and 2019 have been derived from our Consolidated Financial Statements included elsewhere herein. The selected financial data for the years ended December 31, 2017 and 2016 and as of December 31, 2018, 2017 and 2016 have been derived from audited Consolidated Financial Statements not included herein, but which were previously filed with the SEC. The following information should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere herein.

(In thousands, except per share data)

Year ended December 31,	2020	2019	2018	2017	2016
Statement of Operations Data
Net sales	$703,644	$643,705	$643,679	$594,790	$553,204
Earnings before income tax expense	106,417	96,478	99,030	88,488	82,934
Income tax expense (benefit)	21,794	16,807	20,457	(1,583)	26,962
Net earnings	84,623	79,671	78,573	90,071	55,972
Basic net earnings per common share	$2.63	$2.48	$2.45	$2.83	$1.78
Diluted net earnings per common share	$2.60	$2.45	$2.42	$2.79	$1.75

At December 31,	2020	2019	2018	2017	2016
Balance Sheet Data
Total assets	$1,165,843	$1,155,682	$981,355	$963,636	$948,626
Long-term debt (including current portion)	163,569	248,569	156,000	218,964	280,490
Other long-term obligations	10,517	7,827	7,372	5,847	6,896
Total Stockholders' equity	828,233	743,667	691,618	616,881	521,033
Dividends per common share	$0.58	$0.52	$0.47	$0.42	$0.38

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All amounts in thousands, except share and per share data)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed with the SEC on February 21, 2020) for additional discussion of our financial condition and results of operations for the year ended December 31, 2018, as well as our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See “Cautionary Statement Regarding Forward-Looking Statements.”

Overview
We develop, manufacture, distribute and market specialty performance ingredients and products for the nutritional, food, pharmaceutical, animal health, medical device sterilization, plant nutrition and industrial markets. Previously, our four reportable segments were: Human Nutrition and Health, Animal Nutrition and Health, Specialty Products, and Industrial Products. However, effective in the first quarter of 2020, in order to align with our strategic focus on health and nutrition, allocation of resources, and evaluation of operating performance, and given the 2019 reduction in portfolio scale of Industrial Products, we have revised our reporting segment structure to three reportable segments: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. These reportable segments are strategic businesses that offer products and services to different markets. This realignment has been retrospectively applied. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated" and applied retroactively to 2019 and 2018. There was no change to the Consolidated Financial Statements as a result of the change to the reportable segments. We expect that the new reportable segment structure will provide investors greater understanding of and alignment with our strategic focus. In order to ensure appropriate transparency and visibility into the financial performance of the Company, sufficient detail will continue to be provided relative to Other and Unallocated, including material contributions from oil and gas and other industrial market activities.
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

While impact on demand has not been material to our Company, we are continuing to watch the markets that we serve closely. We have stress tested our balance sheet under various significant downturn scenarios and, given our relatively low net debt position, cash on hand, access to our undrawn revolving credit facility, and expected free cash flows, we are satisfied with the strength of our balance sheet as we continue through this uncertain market environment.

After a short pause in implementation of our new ERP system across the company due to the pandemic in the second quarter, we successfully resumed our implementation efforts during the second half of 2020, adding a total of five additional sites onto the new system since the pause. We now have approximately 92% of our revenue on the new system and expect full conversion by 2021.

Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2020, 2019 and 2018 (in thousands):

Business Segment Net Sales
	2020	2019	2018
Human Nutrition & Health	$400,330	$347,433	$341,237
Animal Nutrition & Health	192,191	177,557	175,693
Specialty Products	103,566	92,257	75,808
Other and Unallocated (1)	7,557	26,458	50,941
Total	$703,644	$643,705	$643,679

Business Segment Earnings From Operations
	2020	2019	2018
Human Nutrition & Health	$61,397	$48,429	$48,037
Animal Nutrition & Health	29,979	25,868	26,607
Specialty Products	26,801	28,513	25,254
Other and Unallocated (1)	(7,030)	(257)	7,202
Total	$111,147	$102,553	$107,100

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $2,410, $3,436 and $1,786 for years ended December 31, 2020, 2019 and 2018, respectively, and (ii) Unallocated amortization expense of $1,606, $551, and $0 for years ended December 31, 2020, 2019, and 2018, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

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

RESULTS OF OPERATIONS
(All amounts in thousands, except share and per share data)
Fiscal Year 2020 compared to Fiscal Year 2019
Net Earnings

(in thousands)	2020	2019	Increase (Decrease)	% Change
Net sales	$703,644	$643,705	$59,939	9.3%
Gross margin	223,897	211,367	12,530	5.9%
Operating expenses	112,750	108,814	3,936	3.6%
Earnings from operations	111,147	102,553	8,594	8.4%
Other expenses	4,730	6,075	(1,345)	(22.1)%
Income tax expense	21,794	16,807	4,987	29.7%
Net earnings	$84,623	$79,671	$4,952	6.2%
Net Sales

			Increase (Decrease)
(in thousands)	2020	2019		% Change
Human Nutrition & Health	$400,330	$347,433	$52,897	15.2%
Animal Nutrition & Health	192,191	177,557	14,634	8.2%
Specialty Products	103,566	92,257	11,309	12.3%
Other	7,557	26,458	(18,901)	(71.4)%
Total	$703,644	$643,705	$59,939	9.3%

•The increase in net sales within the HNH segment for 2020 as compared to 2019 was primarily driven by higher sales within food and beverage markets, strong sales growth of chelated minerals and choline nutrients, and beneficial impact from the Zumbro acquisition we closed in December 2019, partially offset by lower sales to food service-related markets and the elimination of sales associated with the Reading, Pennsylvania manufacturing site that we divested in 2019.
•The increase in net sales within the ANH segment for 2020 compared to 2019 was primarily the result of higher volumes in both the ruminant species and monogastric species, including companion animal, markets and a favorable mix.
•The increase in Specialty Products segment sales for 2020 compared to 2019 was primarily due to the incremental contribution of Chemogas and higher plant nutrition sales, partially offset by lower legacy ethylene oxide sales, which were negatively impacted by reduced elective surgical procedures during the pandemic.
•Sales relating to business formerly included in the Industrial Products segment decreased from the prior year due to a decline in shale fracking activity.
Gross Margin

(in thousands)	2020	2019	Increase (Decrease)	% Change
Gross margin	$223,897	$211,367	$12,530	5.9%
% of net sales	31.8%	32.8%
Gross margin as a percentage of sales decreased in 2020 compared to 2019 primarily due to mix, partially offset by certain lower raw material costs.

Operating Expenses

(in thousands)	2020	2019	Increase (Decrease)	% Change
Operating expenses	$112,750	$108,814	$3,936	3.6%
% of net sales	16.0%	16.9%
The increase in operating expenses was primarily due to incremental operating expenses related to the Chemogas and Zumbro acquisitions and the prior year benefiting from the timing of an insurance recovery. These increases were partially offset by lower selling expenses driven by reduced travel and lower bad debt expenses.
Earnings From Operations

(in thousands)	2020	2019	Increase (Decrease)	% Change
Human Nutrition & Health	$61,397	$48,429	$12,968	26.8%
Animal Nutrition & Health	29,979	25,868	4,111	15.9%
Specialty Products	26,801	28,513	(1,712)	(6.0)%
Other and unallocated	(7,030)	(257)	(6,773)	2635.4%
Earnings from operations	$111,147	$102,553	$8,594	8.4%

% of net sales (operating margin)	15.8%	15.9%

•Earnings from operations for the HNH segment increased primarily due to the aforementioned higher sales and lower selling expenses as a result of reduced travel and lower bad debt expenses.
•ANH segment earnings from operations increased primarily due to the aforementioned higher sales, certain lower raw material costs, and lower selling expenses due to reduced travel, partially offset by an increase in certain compensation-related costs.
•The decrease in earnings from operations for the Specialty Products segment was primarily due to lower legacy ethylene oxide sales, mix, and higher operating expenses primarily related to the acquisition of Chemogas.
•The decrease in other and unallocated was driven primarily by lower earnings from the business formerly reported in the Industrial Products segment, as well as increased unallocated amortization related to a company-wide ERP implementation.

Other Expenses (Income)

(in thousands)	2020	2019	Increase (Decrease)	% Change
Interest expense, net	$4,439	$5,959	$(1,520)	(25.5)%
Other, net	291	116	175	150.9%
	$4,730	$6,075	$(1,345)	(22.1)%

Interest expense for 2020 and 2019 was primarily related to outstanding borrowings under our credit facility.
Income Tax Expense

(in thousands)	2020	2019	Increase (Decrease)	% Change
Income tax expense (benefit)	$21,794	$16,807	$4,987	29.7%
Effective tax rate	20.5%	17.4%

Our effective tax rate for 2020 and 2019 was 20.5% and 17.4%, respectively. The increase was primarily due to a reduction in certain tax credits.
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)
Contractual Obligations
The Company’s contractual obligations as of December 31, 2020, are summarized in the table below:

	Payments due by period
Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Operating lease obligations (1)	$11,602	$3,258	$4,120	$1,541	$2,683
Purchase obligations (2)	50,716	50,716	—	—	—
Debt obligations (3)	163,569	—	163,569	—	—
Interest payment obligations (4)	5,098	2,238	2,860	—	—
Total	$230,985	$56,212	$170,549	$1,541	$2,683

(1) Principally includes obligations associated with future minimum non-cancelable operating lease obligations.

(2) Principally includes open purchase orders with vendors for inventory not yet received or recorded on our balance sheet.

(3) Consists of contractual obligations under the Credit Agreement, which was effective on June 27, 2018 and expires on June 27, 2023.

(4) Includes interest payments on debt obligations based on interest rates at December 31, 2020, and the assumption that there will be no prepayments of principal. This interest is related to the Credit Agreement that expires on June 27, 2023, and the Contractual Obligations table reflects this expiration date and related current contractual obligations.

The table above excludes a $5,335 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

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

Cash

Cash and cash equivalents increased to $84,571 at December 31, 2020 from $65,672 at December 31, 2019.  At December 31, 2020, we had $55,036 of cash and cash equivalents held by our foreign subsidiaries.  It is our intention to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate them. Working capital was $172,460 at December 31, 2020 as compared to $162,688 at December 31, 2019, an increase of $9,772. Working capital reflects the payment of the 2019 declared dividend in 2020 of $16,705, net payments on the revolving debt of $85,000, capital expenditures and intangible assets acquired of $33,828, and the purchase of treasury stock for the amount of $13,463.

(in thousands)	2020	2019	Increase (Decrease)	% Change
Cash flows provided by operating activities	$150,494	$124,461	$26,033	20.9%
Cash flows used in investing activities	(34,591)	(156,225)	121,634	77.9%
Cash flows (used in) provided by financing activities	(101,164)	43,385	(144,549)	333.2%

Operating Activities
The increase in cash flows from operating activities was primarily due to beneficial changes in assets and liabilities, increased earnings, and higher depreciation and amortization.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $33,828 and $28,413 for the years ended December 31, 2020 and 2019, respectively.
Financing Activities
We borrowed $10,000 against the revolving loan and made total debt payments of $95,000 during 2020, resulting in $336,431 available under the Credit Agreement as of December 31, 2020.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,568,396 shares have been purchased, of which 76,084 shares and 203,879 shares remained in treasury at December 31, 2020, and 2019, respectively. We repurchase shares from employees in connection with settlement of transactions under our equity incentive plans. We also intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $14,155 and $4,839 for the years ended December 31, 2020 and 2019, respectively. Dividend payments were $16,705 and $15,135 during 2020 and 2019, respectively.
Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15 – Employee Benefit Plans. The liability recorded in other long-term liabilities on the consolidated balance sheets as of December 31, 2020 and December 31, 2019 was $1,374 and $1,076, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the plans.

On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are included in non-current assets on our balance sheet. They are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of December 31, 2020 and December 31, 2019 was $3,581 and $1,982, respectively, and is included in other long-term obligations on our balance sheet.

Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheet as of December 31, 2020 and December 31, 2019 was $950 and $596, respectively, and was included in other long-term obligations.

Related Party Transactions

We were engaged in related party transactions with St. Gabriel CC Company, LLC for the years ended December 31, 2020 and December 31, 2019. Refer to Note 18, "Related Party Transactions".

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which addresses changes to the testing for goodwill impairment by eliminating Step 2 of the process. A goodwill impairment test will now be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We adopted the new standard on January 1, 2020. This ASU did not have a significant impact on our consolidated financial statements.

As of October 1, 2020 and 2019, we opted to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. We assessed the fair values of our reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for our conclusions. Our estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal values and future economic and market conditions. Our assessment concluded that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the reporting units was not considered impaired as of October 1, 2020. However, during the second quarter of 2020, we recorded a goodwill impairment charge of $1,228 related to business formerly included in the Industrial Products segment. Refer to Note 6, "Intangible Assets". We may resume performing the qualitative assessment in subsequent periods.

Accounts Receivable

We market our products worldwide to a diverse customer base, principally throughout the Americas, Europe, and Asia. We grant credit terms in the normal course of business to our customers and perform on-going credit evaluations of our customers. In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires that credit losses be reported based on expected losses instead of the incurred loss model. Based on this ASU, customers' credit limits are adjusted based upon their reasonably expected credit worthiness which is determined through review of their payment history, their current credit information, and any foreseeable future events. Collections and payments from customers are continuously monitored and allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments are maintained. Estimated losses are based on historical experience, any specific customer collection issues identified, and any reasonably expected future adverse events. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

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

Intangible Assets with Finite Lives

The useful life of an intangible asset is based on our assumptions regarding expected use of the asset; the relationship of the intangible asset to another asset or group of assets; any legal, regulatory or contractual provisions that may limit the useful life of the asset or that enable renewal or extension of the asset’s legal or contractual life without substantial cost; the effects of obsolescence, demand, competition and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset and their related impact on the asset’s useful life. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss. For the year ended December 31, 2020, there were no triggering events which required intangible asset impairment reviews.

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

As of December 31, 2020, we have federal and state income tax net operating loss (NOL) carryforwards of $2,367 and $1,026, respectively. The federal NOL will not expire. The state NOL will expire between 2025 to 2034. We believe that the benefit from the state NOL carryforwards will be realized, therefore a valuation allowance is not required to be established on these assets. However, we also acquired an insignificant amount of NOL carryforwards with the acquisition of Chemogas. These NOLs are not expected to be realized and therefore a valuation allowance on these items was established.

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

New Accounting Pronouncements

See Note 1 in Notes to Consolidated Financial Statements regarding recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. In the second quarter of 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted below (see Note 20). Additionally, as of December 31, 2020, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at December 31, 2020, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,636. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Interest Rate Risk

We have exposure to market risk for changes in interest rates, including the interest rate relating to our credit agreement dated June 27, 2018. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 20 to our consolidated financial statements). As of December 31, 2020, the notional amount of our outstanding interest rate swap was $108,569.

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

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Balchem Corporation
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Balchem Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule listed at Item 8 (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Reporting Units for Goodwill Impairment Testing
As described in Note 1 and 6 to the financial statements, the Company’s goodwill balance was $529 million as of December 31, 2020. The Company performed an annual goodwill impairment test as of October 1, 2020 using a quantitative evaluation for each of their reporting units. The Company determines the fair value of its reporting units using the income approach, based on a discounted cash flow valuation model. To test for goodwill impairment, the Company compares fair value of each reporting unit to its carrying value. When estimating the fair value of each reporting unit management makes significant estimates and assumptions related to a number of factors. The Company considers the impact of factors that are specific to each of the reporting units such as industry and economic changes as well as projected revenue and expense growth rates based upon annual budgets and longer-range strategic plans, which are highly sensitive to changes in domestic and foreign economic conditions, and the selection of appropriate discount rates.

Given the significant estimates and assumptions management makes to estimate the fair value of the reporting units and the sensitivity of the operations to changes in U.S. and foreign economic conditions, we identified management’s assumptions related to the revenue and expense growth rates, the discount rates, and the terminal value calculation utilized in the valuation of the reporting units utilized in the Company’s goodwill impairment tests as a critical audit matter. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

Our audit procedures related to revenue and expense growth rates, discount rates, and the terminal value calculation utilized in the valuation of the Company’s reporting units included the following, among others:

•We obtained an understanding of the relevant controls related to the valuation of the Company’s reporting units and tested such controls for design and operating effectiveness, including management review controls related to revenue and expense growth rates and the selection of appropriate discount rates.
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
•With the assistance of our fair value specialists, we evaluated the reasonableness and tested the mathematical accuracy of the terminal value calculation.

/s/ RSM US LLP

We have served as the Company's auditor since 2004.

New York, New York
February 19, 2021

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2020 and 2019
(Dollars in thousands, except share and per share data)

	2020	2019
Current assets:
Cash and cash equivalents	$84,571	$65,672
Accounts receivable, net of allowance for doubtful accounts of $2,092 and $2,080 at December 31, 2020 and 2019, respectively	98,214	93,444
Inventories, net	70,620	83,893
Prepaid expenses	6,598	4,385
Prepaid income taxes	3,447	5,098
Other current assets	3,438	2,454
Total current assets	266,888	254,946

Property, plant and equipment, net	228,096	216,859

Goodwill	529,463	523,998
Intangible assets with finite lives, net	121,660	143,924
Right of use assets	8,410	7,338
Other assets	11,326	8,617
Total assets	$1,165,843	$1,155,682

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$23,742	$37,267
Accrued expenses	29,655	24,604
Accrued compensation and other benefits	19,753	11,057
Dividends payable	18,941	16,855
Lease liabilities - current	2,337	2,475
Total current liabilities	94,428	92,258

Revolving loan	163,569	248,569
Deferred income taxes	51,359	56,431
Lease liabilities - non-current	6,079	4,827
Derivative liabilities	11,658	2,103
Other long-term obligations	10,517	7,827
Total liabilities	337,610	412,015

Commitments and contingencies (note 16)

Stockholders’ equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.0667 par value. Authorized 120,000,000 shares; 32,448,705 shares issued and 32,372,621 outstanding at December 31, 2020 and 32,405,796 shares issued and 32,201,917 shares outstanding at December 31, 2019, respectively	2,164	2,161
Additional paid-in capital	173,029	174,218
Retained earnings	656,740	590,921
Accumulated other comprehensive income/(loss)	4,173	(5,564)
Treasury stock, at cost: 76,084 and 203,879 shares at December 31, 2020 and 2019, respectively	(7,873)	(18,069)
Total stockholders’ equity	828,233	743,667

Total liabilities and stockholders’ equity	$1,165,843	$1,155,682
See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2020, 2019 and 2018
(In thousands, except per share data)

	2020	2019	2018

Net sales	$703,644	$643,705	$643,679

Cost of sales	479,747	432,338	439,427

Gross margin	223,897	211,367	204,252

Operating expenses:
Selling expenses	58,630	60,932	57,219
Research and development expenses	10,332	11,377	11,592
General and administrative expenses	43,788	36,505	28,341
	112,750	108,814	97,152

Earnings from operations	111,147	102,553	107,100

Other expenses:

Interest expense, net	4,439	5,959	7,611
Other, net	291	116	459
	4,730	6,075	8,070

Earnings before income tax expense	106,417	96,478	99,030

Income tax expense	21,794	16,807	20,457

Net earnings	$84,623	$79,671	$78,573

Basic net earnings per common share	$2.63	$2.48	$2.45

Diluted net earnings per common share	$2.60	$2.45	$2.42

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018

Net earnings	$84,623	$79,671	$78,573

Other comprehensive income/(loss), net of tax:
Net foreign currency translation adjustment	12,829	(891)	(2,982)
Unrealized loss on cash flow hedge, net of taxes of $809 and $372 at December 31, 2020 and 2019, respectively	(2,285)	(1,399)	—
Net change in postretirement benefit plan, net of taxes of $127, $101, and $434 at December 31, 2020, 2019 and 2018, respectively	(807)	328	1,022
Other comprehensive income/(loss), net of tax	9,737	(1,962)	(1,960)

Comprehensive income	$94,360	$77,709	$76,613

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Treasury Stock		Additional Paid-in Capital
				Shares	Amount	Shares	Amount
Balance - December 31, 2017	$616,881	$464,639	$(1,642)	32,019,605	$2,135	—	—	$151,749

Net earnings	78,573	78,573	—	—	—	—	—	—
Other comprehensive loss, net of cumulative effect of accounting change	(1,960)	—	(1,960)	—	—	—	—	—
Dividends ($.47 per share)	(15,185)	(15,185)	—	—	—	—	—	—
Treasury shares purchased	(1,394)	—	—	—	—	(16,755)	$(1,394)	—
Shares and options issued under stock plans	14,703	—	—	237,310	16	16,049	1,338	13,349

Balance - December 31, 2018	691,618	528,027	(3,602)	32,256,915	2,151	(706)	(56)	165,098

Net earnings	79,671	79,671	—	—	—	—	—	—
Other comprehensive loss	(1,962)	—	(1,962)	—	—	—	—	—
Dividends ($.52 per share)	(16,777)	(16,777)	—	—	—	—	—	—
Treasury shares purchased	(21,321)	—	—	—	—	(240,995)	(21,321)	—
Shares and options issued under stock plans	12,438	—	—	148,881	10	37,822	3,308	9,120

Balance - December 31, 2019	743,667	590,921	(5,564)	32,405,796	2,161	(203,879)	(18,069)	174,218

Net earnings	84,623	84,623	—	—	—	—	—	—
Other comprehensive income	9,737	—	9,737	—	—	—	—	—
Dividends ($.58 per share)	(18,804)	(18,804)	—	—	—	—	—	—
Treasury shares purchased	(13,463)	—	—	—	—	(136,629)	(13,463)	—
Shares and options issued under stock plans	22,473	—	—	42,909	3	264,424	23,659	(1,189)

Balance - December 31, 2020	$828,233	$656,740	$4,173	32,448,705	$2,164	(76,084)	$(7,873)	$173,029

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net earnings	$84,623	$79,671	$78,573

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51,281	45,862	44,666
Stock compensation expense	8,303	7,596	6,413
Deferred income taxes	(4,627)	(3,563)	(5,403)
Provision for doubtful accounts	140	1,776	43
Unrealized loss/(gain) on foreign currency transactions and deferred compensation	173	72	(141)
Asset impairment charge	1,915	1,140	1,801
Loss/(Gain) on disposal of assets	153	(3,134)	(3,244)
Changes in assets and liabilities, net of acquired balances
Accounts receivable	(3,599)	11,623	(7,773)
Inventories	13,923	(11,401)	(6,016)
Prepaid expenses and other current assets	(2,856)	477	1,517
Accounts payable and accrued expenses	(992)	1,134	5,988
Income taxes	1,859	(5,664)	1,121
Other	198	(1,128)	1,152
Net cash provided by operating activities	150,494	124,461	118,697

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(33,828)	(28,413)	(19,723)
Cash paid for acquisitions, net of cash acquired	—	(141,062)	(17,399)
Proceeds from sale of business and assets	87	11,523	966
Proceeds from insurance	—	2,727	4,165
Purchase of convertible notes	(850)	(1,000)	—
Net cash used in investing activities	(34,591)	(156,225)	(31,991)

Cash flows from financing activities:
Proceeds from revolving loan	10,000	168,569	210,750
Principal payments on revolving loan	(95,000)	(76,000)	(54,750)
Principal payments on finance lease	(151)	—	—
Principal payments on long-term debt	—	—	(219,500)
Principal payment on acquired debt	—	(17,567)	(19)
Cash paid for financing costs	—	—	(1,374)
Proceeds from stock options exercised	14,155	4,839	8,272
Dividends paid	(16,705)	(15,135)	(13,432)
Purchase of treasury stock	(13,463)	(21,321)	(1,394)
Net cash (used in) provided by financing activities	(101,164)	43,385	(71,447)

Effect of exchange rate changes on cash	4,160	(217)	(1,407)

Increase in cash and cash equivalents	18,899	11,404	13,852

Cash and cash equivalents beginning of period	65,672	54,268	40,416
Cash and cash equivalents end of period	$84,571	$65,672	$54,268

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
Accounts Receivable
Credit terms are granted in the normal course of business to the Company’s customers and on-going credit evaluations are performed on the Company’s customers. In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires that credit losses be reported based on expected losses instead of the incurred loss model. Based on this ASU, customers' credit limits are adjusted based upon their reasonably expected credit worthiness which is determined through review of their payment history, their current credit information, and any foreseeable future events. Collections and payments from customers are continuously monitored and allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments are maintained. Estimated losses are based on historical experience, any specific customer collection issues identified, and any reasonably expected future adverse events. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.
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
Business Concentrations
Financial instruments that subject the Company to credit risk consist primarily of accounts receivable and money market investments. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. In 2020, 2019 and 2018, no customer accounted for more than 10% of total net sales or accounts receivable.
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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which addresses changes to the testing for goodwill impairment by eliminating Step 2 of the process. A goodwill impairment test will now be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted the new standard on January 1, 2020.

As of October 1, 2020 and 2019, the Company opted to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. The Company assessed the fair values of its reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for its conclusions. The Company's estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal values and future economic and market conditions. The Company's assessment concluded that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the reporting units was not considered impaired as of October 1, 2020. However, during the second quarter of 2020, the Company recorded a goodwill impairment charge of $1,228 related to business formerly included in the Industrial Products segment. Refer to Note 6, "Intangible Assets". The Company may resume performing the qualitative assessment in subsequent periods.

The Company had goodwill in the amount of $529,463 and $523,998 as of December 31, 2020 and December 31, 2019, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Goodwill at December 31, 2018	$447,995
Goodwill as a result of the Acquisitions - see Note 2	77,392
Impact due to change in foreign exchange rates	(1,389)
Goodwill at December 31, 2019	523,998
Goodwill as a result of the Acquisitions – see Note 2	432
Goodwill impairment - see Note 6	(1,228)
Impact due to change in foreign exchange rates	6,261
Goodwill at December 31, 2020	$529,463

	December 31, 2020	December 31, 2019
HNH	$424,051	$423,600
ANH	17,824	17,189
Specialty Products	87,539	81,981
Other and Unallocated	49	1,228
Total	$529,463	$523,998
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
The Company also has derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which are included in either derivative asset or derivative liability, in the consolidated balance sheets (see Note 20, "Derivative Instruments and Hedging Activities"). The fair values of these derivative instruments are determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities.
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

On a quarterly basis, we assess the effectiveness of the hedging relationships for the interest rate swap and cross-currency swap by reviewing the critical terms indicated in the applicable agreement. As of December 31, 2020, we assessed the hedging relationships and determined them to be highly effective. As such, the net change in fair values of the interest rate swap, that qualify as cash flow hedge, was recorded in accumulated other comprehensive income/(loss) and is subsequently reclassified into interest expense as interest payments are made on our debt. For the cross-currency swap, the amounts that have not yet been recognized in earnings remained in the cumulative translation adjustment section of accumulated other comprehensive income until the hedged net investment is sold or liquidated in accordance with paragraphs 815-35-35-5A, "Derivatives and Hedging - Net Investment Hedges", and 830-30-40-1 through 40-1A, "Foreign Currency Matters - Derecognition". Refer to Note 20, "Derivative Instruments and Hedging Activities" for detailed information about our derivative financial instruments.
New Accounting Pronouncements
Recently Issued Accounting Standards

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, this standards update is in effect from March 12, 2020 through December 31, 2022. In January 2021, the FASB issued Accounting Standards Update ("ASU") 2021-01, "Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The Company is currently evaluating the impact of this pronouncement on the consolidated financial statements and disclosures.

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

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans.  The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant.  This update should be applied on a retrospective basis to all periods presented and is effective for fiscal years ending after December 15, 2020.  Early adoption is permitted. The Company adopted the new standard on January 1, 2020. The standard update did not have a significant impact on the Company's consolidated financial statements and disclosures.
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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which was clarified by ASU 2018-11 and addresses the recognition of assets and liabilities that arise from all leases. The guidance requires lessees to recognize right-of-use ("ROU") assets and lease liabilities for most leases in the Consolidated Balance Sheets and is effective for annual and interim periods beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 and elected the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify, which means for those leases that qualify, the Company will not recognize ROU assets or lease liabilities. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases. In March 2019, the FASB issued ASU 2019-01,

"Leases (Topic 842): Codification Improvements," which further clarifies the determination of fair value of leases and modifies transition disclosure requirements for changes in accounting principles. The effective date of the amendments is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The ASU was adopted by the Company on January 1, 2020 and did not have a significant impact on its consolidated financial statements and disclosures. Refer to Note 19, "Leases."
NOTE 2 – SIGNIFICANT ACQUISITIONS AND DIVESTITURES
Acquisitions

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

In connection with Chemogas and Zumbro acquisitions, the Company incurred transaction and integration costs of $1,480 and $1,947 for the year ended December 31, 2020 and 2019, respectively.

In 2018, the Company, through its subsidiary, Balchem Italia, completed one immaterial acquisition, Bioscreen Technologies Srl.

Total transaction and integration costs related to recent acquisitions, including the Chemogas and Zumbro acquisitions described above, are recorded in general and administrative expenses. These costs amounted to $2,011, $2,273, and $1,786 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

NOTE 3 - STOCKHOLDERS’ EQUITY
STOCK-BASED COMPENSATION
All share-based payments, including grants of stock options, are recognized in the statements of earnings as operating expenses, based on their fair values.
The Company has made an estimate of expected forfeitures, based on its historical experience, and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s results for the years ended December 31, 2020, 2019 and 2018 reflected the following compensation cost and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Year Ended, December 31
	2020	2019	2018
Cost of sales	$1,115	$1,147	$973
Operating expenses	7,188	6,449	5,440
Net earnings	(6,332)	(5,884)	(4,965)
On December 31, 2020, the Company had one share-based compensation plan under which awards may be granted, which is described below.
In June 2017, the Company adopted the Balchem Corporation 2017 Omnibus Incentive Plan (“2017 Plan”) for officers, employees and directors of the Company and its subsidiaries. The 2017 Plan replaced the 1999 Stock Plan and amendments and restatements thereto (collectively to be referred to as the “1999 Plan"), which expired on April 9, 2018. No further awards will be made under the 1999 Plan, and the shares that remained available for grant under the 1999 Plan will only be used to settle outstanding awards granted under the 1999 Plan and will not become available under the 2017 Plan. The 2017 Plan is administered by the Compensation Committee of the Board of Directors of the Company. The 2017 Plan provides as follows: (i) for a termination date of June 13, 2027; (ii) the authorization of 1,600,000 shares for future grants (which represents a reduction from the 6,000,000 shares authorized for grant under the 1999 Plan); (iii) for the making of grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards, as well as for the making of cash performance awards; (iv) except as provided in an employment agreement as in effect on the effective date of the 2017 Plan, no automatic acceleration of outstanding awards upon the occurrence of a change in control of the Company; (v) certain annual limits on the number of shares and amount of cash that may be granted; (vii) for dividends or dividend equivalents otherwise payable on an unvested award to accrue and be paid only at such time as the vesting conditions applicable to the underlying award have been satisfied; (vii) for certain discretionary compensation recovery if the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirements under the securities laws; and (viii) for compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”). No option will be exercisable for longer than ten years after the date of grant.
The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of December 31, 2020, the 2017 Plan had 873,256 shares available for future awards.
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

	Year Ended December 31,
Weighted Average Assumptions:	2020	2019	2018
Expected Volatility	26.9%	24.0%	26.8%
Expected Term (in years)	3.9	4.0	4.4
Risk-Free Interest Rate	1.3%	2.5%	2.6%
Dividend Yield	0.5%	0.6%	0.6%
The value of the restricted shares is based on the fair value of the award at the date of grant.
Performance Share expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the Performance Share vests. The assumptions used in the fair value determination were risk free interest rates of 1.4%, 2.5%, and 2.4%; dividend yields of 0.5%, 0.5%, and 0.5%; volatilities of 24%, 24%, and 27%; and initial TSR’s of 10.9%, -5.9%, and -10.5% in each case for the years ended December 31, 2020, 2019, and 2018, respectively. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The Performance Shares will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, three to four years for employee restricted stock awards, three years for employee performance share awards, and three to four years for non-employee director restricted stock awards.
A summary of stock option plan activity for 2020, 2019, and 2018 for all plans is as follows:

	2020		2019		2018
	# of Shares (000s)	Weighted Average Exercise Price	# of Shares (000s)	Weighted Average Exercise Price	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	951	$68.18	887	$61.59	946	$55.44
Granted	174	111.75	197	85.13	148	74.57
Exercised	(256)	55.26	(112)	43.67	(198)	41.71
Forfeited	(11)	92.94	(17)	80.88	(6)	74.90
Cancelled	—	—	(4)	70.90	(3)	48.54
Outstanding at end of year	858	$80.58	951	$68.18	887	$61.59

Exercisable at end of year	494	$69.04	581	$59.29	490	$50.50

The aggregate intrinsic value for outstanding stock options was $29,735, $31,814 and $16,192 at December 31, 2020, 2019 and 2018, respectively, with a weighted average remaining contractual term of 6.7 at December 31, 2020. Exercisable stock options at December 31, 2020 had an aggregate intrinsic value of 22,805 with a weighted average remaining contractual term of 5.4.

Other information pertaining to option activity during the years ended December 31, 2020, 2019 and 2018 is as follows:

	Years Ended December 31,
	2020	2019	2018
Weighted-average fair value of options granted	$24.36	$18.51	$18.62
Total intrinsic value of stock options exercised ($000s)	$12,698	$6,135	$10,456
Additional information related to stock options outstanding under all plans at December 31, 2020 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$29.06 - $57.17	53	2.5	$43.01	53	$43.01
$58.52 - $85.33	488	6.5	71.96	304	66.10
$85.40 - $113.24	317	7.7	100.11	137	85.61
	858	6.7	$80.58	494	$69.04
Non-vested restricted stock activity for the years ended December 31, 2020, 2019 and 2018 is summarized below:

	2020		2019		2018
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance at beginning of year	138	$80.03	79	$72.75	66	$65.66
Granted	46	110.53	73	85.69	42	77.50
Vested	(21)	67.60	(8)	58.52	(27)	62.74
Forfeited	(4)	91.91	(6)	84.65	(2)	74.57
Non-vested balance at end of year	159	$90.71	138	$80.03	79	$72.75

Non-vested performance share activity for the years ended December 31, 2020, 2019 and 2018 is summarized below:

	2020		2019		2018
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance at beginning of year	70	$81.26	53	$75.61	39	$72.62
Granted	20	126.46	33	81.79	32	71.27
Vested	(8)	104.15	(9)	65.54	(15)	58.78
Forfeited	(11)	82.71	(7)	60.85	(3)	72.55
Non-vested balance at end of year	71	$91.99	70	$81.26	53	$75.61

As of December 31, 2020, 2019 and 2018, there was $14,154, $11,643 and $8,565, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2020, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.4 years. We estimate that share-based compensation expense for the year ended December 31, 2021 will be approximately $10,900.

REPURCHASE OF COMMON STOCK
The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,568,396 shares have been purchased, of which 76,084 shares and 203,879 shares remained in treasury at December 31, 2020, and 2019, respectively. The Company repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. The Company also intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. During 2020, 2019, and 2018, the Company purchased 136,629, 240,995, and 16,755 shares, respectively, from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes and from open market purchases. These shares were purchased at an average cost of $98.54, $88.47, and $83.08 per share, respectively.

NOTE 4 - INVENTORIES
Inventories, net of reserves at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Raw materials	$24,536	$27,439
Work in progress	3,050	2,102
Finished goods	43,034	54,352
Total inventories	$70,620	$83,893
On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reserved, if necessary. The reserve for inventory was $2,782 and $4,281 at December 31, 2020 and 2019, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Land	$12,215	$11,588
Building	86,873	79,261
Equipment	247,884	237,898
Construction in progress	31,240	14,594
	378,212	343,341
Less: Accumulated depreciation	150,116	126,482
Property, plant and equipment, net	$228,096	$216,859

Geographic Area Data - Long-Lived Assets (excluding intangible assets):

	2020	2019
United States	$187,719	$178,895
Foreign Countries	40,377	37,964
Total	$228,096	$216,859
Depreciation expense was $22,990, $19,791 and $18,998 for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company had goodwill in the amount of $529,463 and $523,998 as of December 31, 2020 and 2019, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is primarily due to foreign exchange translation adjustments and an adjustment related to the Zumbro acquisition, partially offset by an impairment of $1,228 related to business formerly included in the Industrial Products segment.

As of December 31, 2020 and 2019, the Company had identifiable intangible assets as follows:

		2020		2019
	Amortization Period (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships & lists	10-20	$243,557	$158,051	$239,578	$139,863
Trademarks & trade names	2-17	43,208	24,974	43,102	20,477
Developed technology	5-12	21,674	13,693	20,206	11,008
Other	3-18	21,624	11,685	20,962	8,576
		$330,063	$208,403	$323,848	$179,924

Amortization of identifiable intangible assets was $27,811, $25,789 and $24,988 for 2020, 2019 and 2018, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $24,392 in 2021, $22,430 in 2022, $19,501 in 2023, $10,800 in 2024, and $6,540 in 2025. At December 31, 2020 and 2019, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, “Intangibles-Goodwill and Other.” Identifiable intangible assets are reflected in the Company’s consolidated balance sheets under Intangible assets with finite lives, net. There were no changes to the useful lives of intangible assets subject to amortization in 2020 and 2019.

The Federal Insecticide, Fungicide and Rodenticide Act, (“FIFRA”), a health and safety statute, requires that certain products within our specialty products segment must be registered with the U.S. Environmental Protection Agency (the "EPA") because they are considered pesticides. Costs of such registrations are included as other in the table above.

NOTE 7 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company recognized a loss of $575, $388, and $569 for the years ended December 31, 2020, 2019, and 2018, respectively, relating to its portion of the joint venture’s expenses in other expense. The carrying value of the joint venture at December 31, 2020 and 2019 is $4,971 and $4,513, respectively, and is recorded in other assets.

NOTE 8 – REVOLVING LOAN

On June 27, 2018, the Company and a bank syndicate entered into the Credit Agreement, which replaced the existing credit facility that had provided for a senior secured term loan of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan, which was due May 2019. On May 23, 2019, the Company drew down $108,569 to fund the Chemogas acquisition (see Note 2, "Significant Acquisitions and Divestitures"). In connection with these additional borrowings, the Company entered into an interest rate swap to protect against adverse fluctuations in interest rates (see Note 20, "Derivative Instruments and Hedging Activities"). On December 13, 2019, the Company drew down $45,000 to fund the Zumbro acquisition (see Note 2, "Significant Acquisitions and Divestitures"). As of December 31, 2020, the total balance outstanding on the Credit Agreement amounted to $163,569. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.

Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 1.273% at December 31, 2020.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.175% at December 31, 2020).  The unused portion of the revolving loan amounted to $336,431 at December 31, 2020.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.

Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method. Capitalized costs net of accumulated amortization totaled $703 and $986 at December 31, 2020 and 2019, respectively, and are included in other assets on the consolidated balance sheets. Amortization expense pertaining to these costs totaled $282 for each of the years ended December 31, 2020 and 2019 and $680 for the year ended December 31, 2018, and is included in interest expense in the accompanying consolidated statements of earnings. In 2018, such interest expense included a write off $363 of deferred financing costs in connection with the extinguished debt in the second quarter of 2018.

The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At December 31, 2020, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the Company.

NOTE 9 - NET EARNINGS PER COMMON SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per common share:

	Year Ended December 31,
	2020	2019	2018
Net Earnings - Basic and Diluted	$84,623	$79,671	$78,573

Share (000s)
Weighted Average Common Shares - Basic	32,176	32,136	32,093
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	327	369	352
Weighted Average Common Shares - Diluted	32,503	32,505	32,445

Net Earnings Per Share - Basic	$2.63	$2.48	$2.45
Net Earnings Per Share - Diluted	$2.60	$2.45	$2.42
The number of anti-dilutive shares were 204,672, 12,250, and 188,470 for 2020, 2019, and 2018. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.
The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of Common Stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 10 - INCOME TAXES

The Company’s effective tax rate for 2020, 2019 and 2018 was 20.5%, 17.4%, and 20.7%, respectively. The increase from 2019 to 2020 is primarily due to a reduction in certain tax credits.

On March 27, 2020 Congress passed the Coronavirus Aid, Relief, and Economic Security Act, and on December 31, 2020 Congress passed an additional round of COVID relief legislation as part of the Bipartisan-Bicameral Omnibus COVID Relief Deal. The Company has reviewed the change in law and determined that it does not have a significant impact on the Company’s tax provision or financial statements. In addition, Balchem will continue to evaluate and analyze the impact of the U.S. Tax Cuts and Jobs Act that was enacted on December 22, 2017 and the additional guidance that has been issued, and may be issued, by the U.S. Department of Treasury, the SEC, and/or the Financial Accounting Standards Board ("FASB") regarding this act.

The Company considers the undistributed earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company's specific plans for reinvestment of those subsidiary earnings. The Company projects that its foreign earnings will be utilized offshore for working capital and future foreign growth. The determination of the unrecognized deferred tax liability on those undistributed earnings is not practicable due to its legal entity structure and the complexity of U.S. and local country tax laws. If the Company decides to repatriate the undistributed foreign earnings, it will need to recognize the income tax effects in the period it changes its assertion on indefinite reinvestment.
Income tax expense consists of the following:

	2020	2019	2018
Current:
Federal	$19,249	$17,757	$18,296
Foreign	3,399	1,609	4,060
State	3,590	818	3,880
Deemed Repatriation	—	—	(970)
Deferred:
Federal	(3,017)	(3,707)	(3,788)
Foreign	167	67	(69)
State	(1,594)	263	(952)
Total income tax provision	$21,794	$16,807	$20,457
The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 21% for 2020, 2019, and 2018 to earnings before income tax expense due to the following:

	2020	2019	2018
Income tax at Federal statutory rate	$22,348	$20,260	$20,796
State income taxes, net of Federal income taxes	2,288	(244)	2,742
Stock Options	(1,529)	(222)	(1,293)
GILTI	—	2,507	1,027
FDII	(1,400)	(1,922)	—
Deemed Repatriation	—	—	(970)
Patent Box Decree (related to prior years)	—	(1,948)	—
Foreign Tax Credits	—	(1,125)	(1,136)
Other	87	(499)	(709)
Total income tax provision	$21,794	$16,807	$20,457

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 were as follows:

	2020	2019
Deferred tax assets:
Inventories	$1,470	$1,844
Restricted stock and stock options	3,862	4,097
Lease liabilities	1,641	1,456
Currency and interest rate swap	2,831	442
Other	3,308	3,935
Total deferred tax assets	13,112	11,774
Deferred tax liabilities:
Amortization	$32,872	$28,589
Depreciation	27,897	37,075
Prepaid expenses	915	465
Right of use assets	1,926	1,461
Other	731	584
Total deferred tax liabilities	64,341	68,174

Valuation allowance	130	31

Net deferred tax liability	$51,359	$56,431

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

As of December 31, 2020, the Company has federal and state income tax net operating loss (NOL) carryforwards of $2,367 and $1,026, respectively, The federal NOL will not expire. The state NOL carryforwards will expire between 2025 and 2034. The Company believes that the benefit from the state NOL carryforwards will be realized, therefore a valuation allowance is not required to be established on these assets. However, the Company also acquired an insignificant amount of NOL carryforwards with the acquisition of Chemogas. These NOLs are not expected to be realized and therefore a valuation allowance on these items was established.

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

Provisions of ASC 740-10 clarify whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term obligations on the Company’s consolidated balance sheets, is as follows:

	2020	2019	2018
Balance at beginning of period	$4,762	$5,709	$4,781
Increases for tax positions of prior years	267	431	1,366
Decreases for tax positions of prior years	(391)	(1,978)	(1,185)
Increases for tax positions related to current year	697	600	747
Balance at end of period	$5,335	$4,762	$5,709
All of Balchem's unrecognized tax benefits, if recognized in future periods, would impact the Company's effective tax rate in such future periods.
The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2020, 2019 and 2018, these amounted to approximately $232, $132 and $207, respectively. As of December 31, 2020 and 2019, accrued interest and penalties were $1,845 and $1,612, respectively.
Balchem files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2016 and management does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 11 - SEGMENT INFORMATION
Previously, the Company's four reportable segments were: Human Nutrition and Health, Animal Nutrition and Health, Specialty Products, and Industrial Products. However, effective in the first quarter of 2020, in order to align with the Company's strategic focus on health and nutrition, allocation of resources, and evaluation of operating performance, and given the 2019 reduction in portfolio scale of Industrial Products, the Company has revised its reporting segment structure to three reportable segments: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. These reportable segments are strategic businesses that offer products and services to different markets. This realignment has been retrospectively applied. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated" and applied retroactively to 2019 and 2018. There was no change to the Consolidated Financial Statements as a result of the change to the reportable segments. The Company expects that the new reportable segment structure will provide investors greater understanding of and alignment with the Company’s strategic focus. In order to ensure appropriate transparency and visibility into the financial performance of the Company, sufficient detail will continue to be provided relative to Other and Unallocated, including material contributions from oil and gas and other industrial market activities.
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

The Company’s micronutrient agricultural nutrition business sells chelated minerals primarily into high value crops. The Company has a unique and patented two-step approach to solving mineral deficiency in plants to optimize health, yield and shelf-life.  First, the Company determines optimal mineral balance for plant health. The Company then has a foliar applied Metalosate® product range, utilizing patented amino acid chelate technology. Its products quickly and efficiently deliver mineral nutrients. As a result, the farmer/grower gets healthier crops that are more resistant to disease and pests, larger yields and healthier food for the consumer with extended shelf life for produce being shipped long distances.

The segment information is summarized as follows:

Business Segment Assets

	2020	2019
Human Nutrition & Health	$717,232	$731,963
Animal Nutrition & Health	157,454	144,524
Specialty Products	190,449	189,750
Other and Unallocated (1)	100,708	89,445
Total	$1,165,843	$1,155,682

Business Segment Net Sales

	2020	2019	2018
Human Nutrition & Health	$400,330	$347,433	$341,237
Animal Nutrition & Health	192,191	177,557	175,693
Specialty Products	103,566	92,257	75,808
Other and Unallocated (2)	7,557	26,458	50,941
Total	$703,644	$643,705	$643,679

Business Segment Earnings Before Income Taxes

	2020	2019	2018
Human Nutrition & Health	$61,397	$48,429	$48,037
Animal Nutrition & Health	29,979	25,868	26,607
Specialty Products	26,801	28,513	25,254
Other and Unallocated (2)	(7,030)	(257)	7,202
Interest and other expense	(4,730)	(6,075)	(8,070)
Total	$106,417	$96,478	$99,030

Depreciation/Amortization

	2020	2019	2018
Human Nutrition & Health	$32,117	$30,558	$33,594
Animal Nutrition & Health	7,187	6,552	5,606
Specialty Products	9,699	7,401	4,092
Other and Unallocated (2)	2,278	1,351	1,374
Total	$51,281	$45,862	$44,666

Capital Expenditures

	2020	2019	2018
Human Nutrition & Health	$22,758	$18,159	$8,881
Animal Nutrition & Health	6,039	3,921	6,021
Specialty Products	2,860	3,003	2,356
Other and Unallocated (2)	423	707	1,912
Total	$32,080	$25,790	$19,170

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $2,410, $3,436 and $1,786 for years ended December 31, 2020, 2019 and 2018, respectively, and (ii) Unallocated amortization expense of $1,888, $833, and $680 for years ended December 31, 2020, 2019, and 2018, respectively, related to an intangible asset in connection with a company-wide ERP system implementation and capitalized loan issuance costs that was included in interest expense in Company's consolidated statement of earnings.

NOTE 12 - REVENUE
Revenue Recognition

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to realize in exchange for those goods.

The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	2020	2019	2018
Product Sales	$666,193	$609,741	$607,879
Co-manufacturing	29,063	24,087	24,259
Bill and Hold	1,158	3,218	4,612
Consignment	2,939	2,299	2,442
Product Sales Revenue	699,353	639,345	639,192
Royalty Revenue	4,291	4,360	4,487
Total Revenue	$703,644	$643,705	$643,679

The following table presents revenues disaggregated by geography, based on the billing addresses of customers:

	2020	2019	2018
United States	$516,347	$475,033	$482,691
Foreign Countries	187,297	168,672	160,988
Total	$703,644	$643,705	$643,679

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

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:

	2020	2019	2018
Income taxes	$22,637	$21,771	$20,593
Interest	$4,666	$5,674	$6,940
Non-cash financing activities:

	2020	2019	2018
Dividends payable	$18,941	$16,855	$15,220

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income (loss) were as follows:

	Years Ended December 31,
	2020	2019	2018
Net foreign currency translation adjustment	$12,829	$(891)	$(2,982)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized loss on cash flow hedge	(3,094)	(1,771)	—
Tax	809	372	—
Net of tax	(2,285)	(1,399)	—

Net change in postretirement benefit plan (see Note 15 for further information)
Prior service (credit)/cost and (gain)/loss arising during the period	(503)	199	522
Amortization of prior service credit/(cost)	74	74	74
Amortization of gain/(loss)	(50)	(46)	(8)
Total before tax	(479)	227	588
Tax	127	101	434
Adjustment (1)	(455)	—	—
Net of tax	(807)	328	1,022

Total other comprehensive income/(loss)	$9,737	$(1,962)	$(1,960)
(1) One-time adjustment to the postretirement account.

Included in "Net foreign currency translation adjustment" were $4,882 and $262 of losses related to a net investment hedge, net of taxes of $1,579 and $70 for the years ended December 31, 2020 and 2019, respectively. There were no hedging activities during the year ended December 31, 2018. See Note 20, "Derivative Instruments and Hedging Activities."

Accumulated other comprehensive income/(loss) at December 31, 2020 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2019	$(5,176)	$(1,399)	$1,011	(5,564)
Other comprehensive gain/(loss)	12,829	(2,285)	(807)	9,737
Balance December 31, 2020	$7,653	$(3,684)	$204	4,173

NOTE 15 - EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
During 2020, the Company sponsored two 401(k) savings plans for eligible employees. The plans allow participants to make pretax contributions and the Company matches certain percentages of those pretax contributions. One of the plans has a discretionary profit sharing portion and matches 401(k) contributions with shares of the Company’s Common Stock. All amounts contributed to the plans are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $1,022 and $3,751 in 2020, $592 and $3,451 in 2019, and $825 and $3,153 in 2018, respectively.
Postretirement Medical Plans
The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that is under a collective bargaining agreement and covers eligible retired employees of the Verona, Missouri facility and a plan for those named as executive officers in the Company’s proxy statement. The Company uses a December 31 measurement date for its postretirement medical plans. In accordance with ASC 715, “Compensation—Retirement Benefits,” the Company is required to recognize the over funded or underfunded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.
The actuarial recorded liabilities for such unfunded postretirement benefits are as follows:
Change in benefit obligation:

	2020	2019
Benefit obligation at beginning of year	$1,076	$1,174
Initial adoption of new plan	—	—
Service cost with interest to end of year	68	63
Interest cost	26	39
Participant contributions	23	35
Benefits paid	(27)	(162)
Actuarial gain	208	(73)
Benefit obligation at end of year	$1,374	$1,076
Change in plan assets:

	2020	2019
Fair value of plan assets at beginning of year	$—	$—
Employer (reimbursement)/contributions	4	127
Participant contributions	23	35
Benefits paid	(27)	(162)
Fair value of plan assets at end of year	$—	$—

Amounts recognized in consolidated balance sheet:

	2020	2019
Accumulated postretirement benefit obligation	$(1,374)	$(1,076)
Fair value of plan assets	—	—
Funded status	(1,374)	(1,076)
Unrecognized prior service cost	N/A	N/A
Unrecognized net (gain)/loss	N/A	N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)	$1,374	$1,076
Accrued postretirement benefit cost (included in other long-term obligations)	N/A	N/A
Components of net periodic benefit cost:

	2020	2019	2018
Service cost with interest to end of year	$68	$63	$78
Interest cost	26	39	44
Amortization of prior service credit	74	74	74
Amortization of gain	(50)	(46)	(8)
Total net periodic benefit cost	$118	$130	$188
Estimated future employer contributions and benefit payments are as follows:

Year
2021	$99
2022	98
2023	81
2024	100
2025	93
Years 2026-2030	495
Defined Benefit Pension Plans
The Company contributes to one multiemployer defined benefit plan under the terms of a collective-bargaining agreement covering its union-represented employees of the Verona, Missouri facility. The risks of participation in this multiemployer plan are different from single-employer plans in the following aspects: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (c) if the Company was to stop participating in its multiemployer plan, the Company would be required to pay that plan an amount based on the underfunded status of the plan, referred to as the withdrawal liability.
The Company’s participation in this plan for the annual period ended December 31, 2020 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN). The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone or critical and declining zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. Finally, the period-to-period comparability of the contributions for 2020 and 2019 was affected by a 4.0% increase in the 2020 contribution rate. There have been no other significant changes that affect the comparability of 2020 and 2019 contributions. The Company does not represent more than 5% of the contributions to this pension fund.

Pension Fund	EIN/Pension Plan Number	Pension Plan Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of Balchem Corporation			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2020	2019		2020	2019	2018
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical & Declining as of 1/1/20	Critical & Declining as of 1/1/19	Implemented	$774	$676	$614	No	7/12/2025

On May 27, 2019, the Company acquired Chemogas, which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on the Company's balance sheet as of December 31, 2020 and 2019 was $950 and $596, respectively, and was included in other long-term obligations.
The actuarial recorded liabilities for such unfunded defined benefit pension plan are as follows:
Change in benefit obligation:

	2020	2019
Benefit obligation at beginning of year	$1,738	$—
Acquisitions	—	1,738
Service cost with interest to end of year	104	—
Interest cost	20	—
Participant contributions	21	—
Benefits paid	(11)	—
Actuarial gain	18	—
Exchange rate changes	163	—
Benefit obligation at end of year	$2,053	$1,738
Change in plan assets:

	2020	2019
Fair value of plan assets at beginning of year	$895	$—
Acquisitions	—	895
Actual return on plan assets	57	—
Employer (reimbursement)/contributions	57	—
Participant contributions	21	—
Benefits paid	(11)	—
Exchange rate changes	84	—
Fair value of plan assets at end of year	$1,103	$895
Amounts recognized in consolidated balance sheet:

	2020	2019
Benefit obligation	$(2,053)	$(1,738)
Fair value of plan assets	1,103	895
Funded status	(950)	(843)
Unrecognized prior service cost	N/A	N/A
Unrecognized net (gain)/loss	N/A	247
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)	$950	$596
Accrued postretirement benefit cost (included in other long-term obligations)	N/A	N/A

Components of net periodic benefit cost:

	2020	2019
Service cost with interest to end of year	$104	$—
Interest cost	20	—
Expected return on plan assets	(14)	—
Amortization of prior service credit	—	—
Amortization of gain	—	—
Total net periodic benefit cost	$110	$—
Estimated employer contributions to the plan in 2021 are $59.
Estimated future benefit payments are as follows:

Year
2021	$2
2022	—
2023	—
2024	—
2025	—
Years 2026-2030	25
Assumptions to determine benefit obligations:

	2020	2019
Discount rate	0.75%	1.00%
Assumptions to determine net cost:

	2020	2019
Discount rate	1.00%	N/A
Expected return on assets	1.00%	N/A
Deferred Compensation Plan
On June 1, 2018, the Company established an unfunded, non-qualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability as of December 31, 2020 and 2019 was $3,581 and $1,982, respectively, and was included in other long-term obligations on the Company's balance sheet.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
Aggregate future minimum rental payments required under non-cancelable operating leases at December 31, 2020 are as follows:

Year
2021	$3,258
2022	2,323
2023	1,797
2024	1,002
2025	539
Thereafter	2,683
Total minimum lease payments	$11,602

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

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2020 and 2019 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at December 31, 2020 and 2019 included $817 and $808 in money market funds, respectively.
Non-current assets at December 31, 2020 and December 31, 2019 included $3,582 and $1,982, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
The Company also has derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which are included in derivative assets or derivative liabilities, in the consolidated balance sheets (see Note 20, "Derivative Instruments and Hedging Activities"). The fair values of these derivative instruments are determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities. The derivative liability related to the cross-currency swap was $6,793 and $332 at December 31, 2020 and December 31, 2019, respectively. The derivative liability related to the interest rate swap was $4,865 and $1,771 at December 31, 2020 and December 31, 2019, respectively.

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

The services the Company provided amounted to $3,396, $3,883, and $3,694, respectively, for the years ended December 31, 2020, 2019, and 2018. The raw materials purchased and subsequently sold amounted to $13,495, $24,786, and $31,107, respectively, for the years ended December 31, 2020, 2019, and 2018. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $12,190, $18,598, and $22,540, respectively for the years ended December 31, 2020, 2019, and 2018. At December 31, 2020 and 2019, the Company had receivables of $2,809 and $4,840, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and payables of $2,239 and $3,230, respectively, for finished goods received recorded in accounts payable in 2020 and accrued expenses in 2019. In addition, the Company had receivables in the amount of $72, related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables as of December 31, 2020. There was no such receivable as of December 31, 2019. The Company had payables in the amount of $296 and $366 related to non-

contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of December 31, 2020 and accrued expenses as of December 31, 2019.

NOTE 19 – LEASES

The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the ROU asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from December 31, 2020. In addition, the Company has historically not been exercising purchase options with equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with a new lease. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.

The Company did not identify any embedded leases. As indicated above, the Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the company applied the following discount rates for new leases entered into during 2020: (1) 1-2 years, 3.45% (2) 3-4 years, 4.04% (3) 5-9 years, 4.38% and (4) 10+ years, 5.10%.

In connection with the acquisition of Zumbro, the Company assumed a finance lease commitment for a warehouse, with an expiration date of March 31, 2033. The warehouse can be purchased at a pre-determined price beginning in 2023. At December 31, 2020, the Company had a finance lease liability of $2,631, which was recorded under lease liabilities (current and non-current) in the consolidated balance sheet.

Right of use assets and lease liabilities at December 31, 2020 and 2019 are summarized as follows:

Right of use assets	2020	2019
Operating leases	$5,838	$7,338
Finance leases	2,572	—
Total	$8,410	$7,338

Lease liabilities - current	2020	2019
Operating leases	$2,178	$2,475
Finance leases	159	—
Total	$2,337	$2,475

Lease liabilities - non-current	2020	2019
Operating leases	$3,607	$4,827
Finance leases	2,472	—
Total	$6,079	$4,827

For the year ended December 31, 2020 and 2019, the Company's total lease costs were as follows, which included both amounts recognized in profits or losses during the period and amounts capitalized on the balance sheet, and the cash flows arising from lease transactions:

	Year ended December 31
	2020	2019
Lease Cost
Operating lease cost	$3,105	$3,181

Finance Lease cost
Amortization of ROU asset	210	—
Interest on lease liabilities	137	—
Total finance lease	347	—

Total lease cost	$3,452	$3,181

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,864	$3,216
Operating cash flows from finance leases	137	—
Financing cash flows from finance leases	151	—
	$3,152	$3,216

ROU assets obtained in exchange for new operating lease liabilities, net of ROU asset disposals	$1,042	$10,173
ROU assets obtained in exchange for new finance lease liabilities, net of ROU asset disposals	$2,782	$—

Weighted-average remaining lease term - operating leases	4.15 years	4.93 years
Weighted-average remaining lease term - finance leases	12.25 years	n/a

Weighted-average discount rate - operating leases	4.5%	4.6%
Weighted-average discount rate - finance leases	5.1%	n/a

Rent expense charged to operations under operating lease agreements for 2020, 2019, and 2018 aggregated approximately $3,105, $3,181, and $3,917, respectively.

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

On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the Credit Agreement. The net interest expense related to the interest rate swap contract was $1,593 for the year ended December 31, 2020 and the net interest income related to the interest rate swap contract was $40 for the year ended December 31, 2019. These amounts were recorded in the condensed consolidated statements of operations under interest expense, net.
At the same time, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $2,275 and $1,317 for the years ended December 31, 2020 and 2019, respectively, which were recorded in the condensed consolidated statements of operations under interest expense, net.

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
As of December 31, 2020 and 2019, the fair value of the derivative instruments is presented as follows in the Company's condensed consolidated balance sheets:

Derivative liabilities	2020	2019
Interest rate swap	$4,865	$1,771
Cross-currency swap	6,793	332
Derivative liabilities	$11,658	$2,103

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

As of December 31, 2020, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments was recorded in accumulated other comprehensive income.

Losses and gains on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the year ended December 31, 2020 and 2019:

	Location within Statements of Comprehensive Income	Year ended December 31
		2020	2019
Cash flow hedge (interest rate swap), net of tax	Unrealized (loss) on cash flow hedge, net	$(2,285)	$(1,399)
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	(4,882)	(262)
		$(7,167)	$(1,661)

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share data)

	2020				2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$174,436	$173,355	$175,140	$180,713	$157,029	$161,554	$158,595	$166,527
Gross margin	55,331	55,380	56,368	56,818	49,095	53,918	54,008	54,346
Earnings before income taxes	24,490	25,973	27,907	28,047	24,793	24,881	24,436	22,368
Net earnings	19,768	21,125	21,568	22,162	18,783	19,829	20,676	20,383
Basic net earnings per common share	$.62	$.66	$.67	$.69	$.58	$.62	$.64	$.64
Diluted net earnings per common share	$.61	$.65	$.66	$.68	$.58	$.61	$.64	$.63

BALCHEM CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	Allowance for Doubtful Accounts	Inventory Reserve
Balance - December 31, 2017	$431	$2,315
Additions charged (credited) to costs and expenses	43	898
Adjustments/deductions (a)	136	(638)

Balance - December 31, 2018	610	2,575
Additions charged (credited) to costs and expenses	1,776	7,069
Adjustments/deductions (a)	(306)	(5,363)

Balance - December 31, 2019	2,080	4,281
Additions charged (credited) to costs and expenses	140	5,964
Adjustments/deductions (a)	(128)	(7,463)

Balance - December 31, 2020	$2,092	$2,782

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of controls effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

We completed the Zumbro and Chemogas acquisitions in 2019. As of December 31, 2020, management's assessment of and conclusion of the effectiveness of our internal controls over financial reporting of both Zumbro and Chemogas have been completed. Therefore, management's assessment of and conclusion of the effectiveness of our internal control over financial reporting also includes the internal controls over financial reporting of both Zumbro and Chemogas.

As of December 31, 2020, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework (New Framework) to conduct an assessment of the effectiveness of our internal control over financial reporting. Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2020.
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

Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers of the Registrant, and Corporate Governance.

(a)    Directors of the Company.

The required information is to be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) under the captions “Nominees for Election as Director" and "Directors Not Standing for Election", which information is hereby incorporated herein by reference.

(b)    Executive Officers of the Company.

The required information is to be set forth in the 2021 Proxy Statement under the captions "Continuing Directors' Biographical Information" (as to Theodore L. Harris, the Company's Chief Executive Officer and President) and "Named Executive Officers" (as to the Company's other executive officers), which information is hereby incorporated herein by reference.

(c)    Section 16(a) Beneficial Ownership Reporting Compliance.

The required information is to be set forth in the 2021 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(d)    Code of Ethics.

The required information is to be set forth in the 2021 Proxy Statement under the caption “Codes of Business Conduct and Ethics,” which information is hereby incorporated herein by reference. Our Code of Ethics for Senior Financial Officers is available on the Corporate Governance page in the Investor Relations section of our website, www.balchem.com.

(e)    Corporate Governance.

The required information is to be set forth in the 2021 Proxy Statement under the captions “Nomination of Directors,” and “Committees of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 11.        Executive Compensation.

The information required by this Item is to be set forth in the 2021 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is hereby incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is to be set forth in the 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and of Management” and the caption “Equity Compensation Plan Information,” all of which information is hereby incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is to be set forth in the 2021 Proxy Statement under the caption “Related Party Transactions,” and “Director Independence,” which information is hereby incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services.

The information required by this Item is to be set forth in the 2021 Proxy Statement under the caption “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is hereby incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Page Number

	Report of Independent Registered Public Accounting Firm	25

	Consolidated Balance Sheets as of December 31, 2020 and 2019	27

	Consolidated Statements of Earnings for the years ended December 31, 2020, 2019 and 2018	28

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	29

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018	30

	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	31

	Notes to Consolidated Financial Statements	32

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018	62

3.	Exhibits

3.1
Balchem Corporation Composite Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 25, 2008).

3.3	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 28, 2011).

3.4	By-laws of the Company, as amended and restated as of February 11, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 12, 2021).

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

10.10
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

Date: February 19, 2021	BALCHEM CORPORATION
By:/s/ Theodore L. Harris
Theodore L. Harris, President and
Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Theodore L. Harris
Theodore L. Harris, President and
Chief Executive Officer (Chairman)
Date: February 19, 2021

/s/ Martin Bengtsson
Martin Bengtsson, Chief Financial Officer
and Treasurer (Principal Financial Officer)
Date: February 19, 2021

/s/ William A. Backus
William A. Backus, Chief Accounting Officer
(Principal Accounting Officer)
Date: February 19, 2021

/s/ Paul D. Coombs
Paul D. Coombs, Director
Date: February 19, 2021

/s/ David B. Fischer
David B. Fischer, Director
Date: February 19, 2021

/s/ Daniel E. Knutson
Daniel E. Knutson, Director
Date: February 19, 2021

/s/ Joyce Lee
Joyce Lee, Director
Date: February 19, 2021

/s/ Perry W. Premdas
Perry W. Premdas, Director
Date: February 19, 2021

/s/ Dr. John Televantos
Dr. John Televantos, Director
Date: February 19, 2021

/s/ Matthew Wineinger
Matthew Wineinger, Director
Date: February 19, 2021