Form 10-Q
period 2021-03-31
BALCHEM CORP
filed 2021-04-30
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2021
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 22, 2021, the registrant had 32,435,692 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	March 31, 2021 (unaudited)	December 31, 2020
Current assets:
Cash and cash equivalents	$88,535	$84,571
Accounts receivable, net of allowance for doubtful accounts of $2,158 and $2,092 at March 31, 2021 and December 31, 2020 respectively	106,806	98,214
Inventories	77,022	70,620
Prepaid expenses	4,995	6,598
Prepaid income taxes	—	3,447
Other current assets	3,846	3,438
Total current assets	281,204	266,888

Property, plant and equipment, net	226,513	228,096
Goodwill	526,246	529,463
Intangible assets with finite lives, net	113,659	121,660
Right of use assets	8,708	8,410
Other assets	12,885	11,326
Total assets	$1,169,215	$1,165,843
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$33,765	$23,742
Accrued expenses	37,400	29,655
Accrued compensation and other benefits	11,474	19,753
Dividends payable	203	18,941
Income taxes payable	3,639	—
Lease liabilities - current	2,282	2,337
Total current liabilities	88,763	94,428

Revolving loan	153,569	163,569
Deferred income taxes	51,865	51,359
Lease liabilities - non-current	6,423	6,079
Derivative liabilities	6,758	11,658
Other long-term obligations	12,345	10,517
Total liabilities	319,723	337,610

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,471,019 shares issued and 32,451,930 shares outstanding at March 31, 2021 and 32,448,705 shares issued and 32,372,621 outstanding at December 31, 2020, respectively	2,165	2,164
Additional paid-in capital	170,837	173,029
Retained earnings	680,151	656,740
Accumulated other comprehensive (loss) income	(1,451)	4,173
Treasury stock, at cost: 19,089 and 76,084 shares at March 31, 2021 and December 31, 2020, respectively	(2,210)	(7,873)
Total stockholders' equity	849,492	828,233

Total liabilities and stockholders' equity	$1,169,215	$1,165,843
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net sales	$185,656	$174,436

Cost of sales	126,929	119,105

Gross margin	58,727	55,331

Operating expenses:
Selling expenses	14,924	15,430
Research and development expenses	2,749	2,700
General and administrative expenses	10,479	10,923
	28,152	29,053

Earnings from operations	30,575	26,278

Other expenses:
Interest expense, net	725	1,696
Other (income) expense, net	(133)	92
	592	1,788

Earnings before income tax expense	29,983	24,490

Income tax expense	6,572	4,722

Net earnings	$23,411	$19,768

Net earnings per common share - basic	$0.73	$0.62

Net earnings per common share - diluted	$0.72	$0.61

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net earnings	$23,411	$19,768

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,143)	781
Unrealized gain (loss) on cash flow hedge	512	(3,107)
Change in postretirement benefit plans	7	(579)
Other comprehensive loss	(5,624)	(2,905)

Comprehensive income	$17,787	$16,863

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2021 and 2020
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Treasury Stock		Additional Paid-in Capital
				Shares	Amount	Shares	Amount
Balance - December 31, 2020	$828,233	$656,740	$4,173	32,448,705	$2,164	(76,084)	$(7,873)	$173,029
Net earnings	23,411	23,411	—	—	—	—	—	—
Other comprehensive loss	(5,624)	—	(5,624)	—	—	—	—	—
Treasury shares purchased	(1,596)	—	—	—	—	(13,475)	(1,596)	—
Shares and options issued under stock plans	5,068	—	—	22,314	1	70,470	7,259	(2,192)
Balance - March 31, 2021	$849,492	$680,151	$(1,451)	32,471,019	$2,165	(19,089)	$(2,210)	$170,837

Balance - December 31, 2019	$743,667	$590,921	$(5,564)	32,405,796	$2,161	(203,879)	$(18,069)	$174,218
Net earnings	19,768	19,768	—	—	—	—	—	—
Other comprehensive loss	(2,905)	—	(2,905)	—	—	—	—	—
Treasury shares purchased	(891)	—	—	—	—	(8,224)	(891)	—
Shares and options issued under stock plans	6,632	—	—	41,619	3	81,530	7,266	(637)
Balance - March 31, 2020	$766,271	$610,689	$(8,469)	32,447,415	$2,164	(130,573)	$(11,694)	$173,581

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$23,411	$19,768

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,364	12,549
Stock compensation expense	2,622	2,181
Deferred income taxes	—	135
Provision for doubtful accounts	69	522
Unrealized gain on foreign currency transactions and deferred compensation	(230)	(23)
Changes in assets and liabilities
Accounts receivable	(9,610)	(13,516)
Inventories	(6,702)	528
Prepaid expenses and other current assets	1,000	(349)
Accounts payable and accrued expenses	10,344	(3,098)
Income taxes	7,043	4,523
Other	296	(655)
Net cash provided by operating activities	40,607	22,565

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(6,312)	(5,394)
Proceeds from sale of assets	86	—
Net cash used in investing activities	(6,226)	(5,394)

Cash flows from financing activities:
Proceeds from revolving loan	5,000	10,000
Principal payments on revolving loan	(15,000)	(5,000)
Principal payments on finance lease	(39)	—
Proceeds from stock options exercised	2,402	4,435
Dividends paid	(18,700)	(16,704)
Purchase of treasury stock	(1,596)	(891)
Net cash used in financing activities	(27,933)	(8,160)

Effect of exchange rate changes on cash	(2,484)	(724)

Increase in cash and cash equivalents	3,964	8,287

Cash and cash equivalents beginning of period	84,571	65,672
Cash and cash equivalents end of period	$88,535	$73,959
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in its December 31, 2020 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated financial statements reflect the operations of Balchem Corporation and its subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results expected for the full year or any interim period.
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
Recently Adopted Accounting Standards
In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The effective date of this Update is for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Standard may be adopted either using the prospective or retrospective transition approach and could also be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted the new standard on January 1, 2021. The standard did not have a significant impact on the Company's consolidated financial statements and disclosures.
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

NOTE 2 – STOCKHOLDERS’ EQUITY
STOCK-BASED COMPENSATION
The Company’s results for the three months ended March 31, 2021 and 2020 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the
	Three Months Ended March 31,
	2021	2020
Cost of sales	$299	$266
Operating expenses	2,323	1,915
Net earnings	(2,022)	(1,663)
As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2021, the plans had 688,727 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, three to four years for employee restricted stock awards, three years for employee performance share awards, and three to four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2021 and 2020 is summarized below:

For the three months ended March 31, 2021	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2020	858	$80.58	$29,735
Granted	129	119.11
Exercised	(34)	70.53
Forfeited	(2)	101.38
Canceled	(1)	74.57
Outstanding as of March 31, 2021	950	$86.11	$37,322	7.0

Exercisable as of March 31, 2021	604	$73.11	$31,603	5.8

For the three months ended March 31, 2020	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2019	951	$68.18	$31,814
Granted	145	111.94
Exercised	(82)	54.39
Forfeited	(4)	89.90
Canceled	—	—
Outstanding as of March 31, 2020	1,010	$75.48	$25,399	6.7

Exercisable as of March 31, 2020	664	$65.39	$22,131	5.4
ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 33% and 26%; risk-free interest rates of 0.5% and 1.4%; and expected lives of 4.9 years and 3.7 years, in each case for the three months ended March 31, 2021 and 2020, respectively.
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

Other information pertaining to option activity during the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Weighted-average fair value of options granted	$33.10	$23.05
Total intrinsic value of stock options exercised ($000s)	$1,917	$4,019

Non-vested restricted stock activity for the three months ended March 31, 2021 and 2020 is summarized below:

	Three Months Ended March 31,
	2021		2020
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	159	$90.71	138	$80.03
Granted	36	119.11	34	111.44
Vested	(10)	85.37	(20)	67.43
Forfeited	(2)	86.69	(1)	86.82
Non-vested balance as of March 31	183	$96.70	151	$89.21

Non-vested performance share activity for the three months ended March 31, 2021 and 2020 is summarized below:

	Three Months Ended March 31,
	2021		2020
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	71	$91.99	70	$81.26
Granted	36	108.74	20	126.46
Vested	(24)	70.64	(8)	104.15
Forfeited	(11)	74.57	(11)	82.71
Non-vested balance as of March 31	72	$110.22	71	$91.99

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR), where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 0.2% and 1.4%; dividend yields of 0.6% and 0.5%; volatilities of 33% and 24%; and initial TSR’s of 11.7% and 10.9%, in each case for the three months ended March 31, 2021 and 2020, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
As of March 31, 2021 and 2020, there was $23,009 and $19,308, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2021, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The Company estimates that share-based compensation expense for the year ended December 31, 2021 will be approximately $11,400.
REPURCHASE OF COMMON STOCK
The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,581,871 shares have been purchased, of which 19,089 shares remained in treasury at March 31, 2021. The Company repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. The Company also intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. During the three months ended March 31, 2021 and 2020, the Company purchased 13,475 and 8,224 shares, respectively, from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes and from open market purchases. These shares were purchased at an average cost of $118.41 and $108.40, respectively.

NOTE 3 – INVENTORIES
Inventories at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$28,900	$24,536
Work in progress	3,822	3,050
Finished goods	44,300	43,034
Total inventories	$77,022	$70,620

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Land	$11,923	$12,215
Building	87,677	86,873
Equipment	248,326	247,884
Construction in progress	33,276	31,240
	381,202	378,212
Less: accumulated depreciation	154,689	150,116
Property, plant and equipment, net	$226,513	$228,096

NOTE 5 – INTANGIBLE ASSETS
The Company had goodwill in the amount of $526,246 and $529,463 as of March 31, 2021 and December 31, 2020, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The decrease in goodwill is due to foreign exchange translation adjustments.
Identifiable intangible assets with finite lives at March 31, 2021 and December 31, 2020 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 3/31/2021	Accumulated Amortization at 3/31/2021	Gross Carrying Amount at 12/31/2020	Accumulated Amortization at 12/31/2020
Customer relationships & lists	10-20	$241,516	$161,772	$243,557	$158,051
Trademarks & trade names	2-17	43,154	26,084	43,208	24,974
Developed technology	5-12	20,318	13,991	21,674	13,693
Other	2-18	23,145	12,627	21,624	11,685
		$328,133	$214,474	$330,063	$208,403

Amortization of identifiable intangible assets was approximately $6,484 and $6,979 for the three months ended March 31, 2021 and 2020, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $18,497 for the remainder of 2021, $23,044 for 2022, $19,447 for 2023, $10,611 for 2024, $6,348 for 2025 and $5,112 for 2026. At March 31, 2021 and 2020, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2021 and 2020.

NOTE 6 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company receives up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $144 and $138 for the three months ended March 31, 2021 and 2020, respectively, relating to its portion of the joint venture's expenses in other expense. During first quarter of 2021 and 2020, the Company made capital contributions to the investment totaling $13 and $667, respectively. The carrying value of the joint venture at March 31, 2021 and December 31, 2020 is $4,840 and $4,971, respectively, and is recorded in other assets.

NOTE 7 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into a credit agreement (the "Credit Agreement"), which replaced the existing credit facility that had provided for a senior secured term loan of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan, which was due May 2019. As of March 31, 2021 and December 31, 2020, the total balance outstanding on the Credit Agreement amounted to $153,569 and $163,569, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 1.234% at March 31, 2021.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.150% at March 31, 2021).  The unused portion of the revolving loan amounted to $346,431 at March 31, 2021.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement, which is not materially different than the effective interest method.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method. Capitalized costs net of accumulated amortization totaled $632 and $703 at March 31, 2021 and December 31, 2020, respectively, and are included in other assets on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $71 for both the three months ended March 31, 2021 and 2020, and are included in interest expense in the accompanying condensed consolidated statements of earnings.
The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At March 31, 2021, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the Company.

NOTE 8 – NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended March 31,
	2021	2020
Net Earnings - Basic and Diluted	$23,411	$19,768

Shares (000s)
Weighted Average Common Shares - Basic	32,255	32,135
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	402	382
Weighted Average Common Shares - Diluted	32,657	32,517

Net Earnings Per Share - Basic	$0.73	$0.62
Net Earnings Per Share - Diluted	$0.72	$0.61
The number of anti-dilutive shares were 311,030 and 212,551 for the three months ended March 31, 2021 and 2020, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 9 – INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2021 and 2020, was 21.9% and 19.3%, respectively. The increase in the effective tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to a reduction in certain tax credits and higher enacted tax rates in several states within the United States.
On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act, and on December 27, 2020, Congress passed an additional round of COVID relief legislation as part of the Bipartisan-Bicameral Omnibus COVID Relief Deal. The Company has reviewed the change in law and determined that it does not have a significant impact on the Company’s tax provision or financial statements. In addition, Balchem will continue to evaluate and analyze the impact of the U.S. Tax Cuts and Jobs Act that was enacted on December 22, 2017 and the additional guidance that has been issued, and may be issued, by the U.S. Department of Treasury, the SEC, and/or the Financial Accounting Standards Board ("FASB") regarding this act.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews its deferred tax assets for recoverability and would establish a valuation allowance if it believed that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in its operations, and the expected timing of the reversals of existing temporary differences.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2021, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2016. As of March 31, 2021 and December 31, 2020, the Company had approximately $5,400 and $5,335, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s condensed consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the condensed consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2021 and December 31, 2020 was approximately $1,908 and $1,845, respectively, and is included in other long-term obligations.

NOTE 10 – SEGMENT INFORMATION
Balchem Corporation reports three business segments: Human Nutrition & Health, Animal Nutrition & Health, and Specialty Products. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated."
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

The Company also distributes a number of other gases for various uses, most notably propylene oxide and ammonia. Propylene oxide is marketed and sold in the U.S. as a fumigant to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in certain shell and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes. The Company distributes its propylene oxide product in the U.S. primarily in recyclable, single-walled, carbon steel cylinders according to standards outlined by the Environmental Protection Agency ("EPA") and the Department of Transportation ("DOT"). Propylene oxide is also sold worldwide to customers in approved reusable and recyclable drum and cylinder packaging for various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings. Ammonia is used primarily as a refrigerant, and also for heat treatment of metals and various chemical synthesis applications, and is distributed in reusable and recyclable drum and cylinder drum and cylinder packaging approved for use in the countries these products are shipped to. The Company's inventory of cylinders for these products also represents a significant capital investment.
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
The segment information is summarized as follows:

Business Segment Assets	March 31, 2021	December 31, 2020
Human Nutrition & Health	$727,869	$717,232
Animal Nutrition & Health	151,773	157,454
Specialty Products	182,092	190,449
Other and Unallocated (1)	107,481	100,708
Total	$1,169,215	$1,165,843

Business Segment Net Sales	Three Months Ended March 31,
	2021	2020
Human Nutrition & Health	$104,516	$95,508
Animal Nutrition & Health	51,148	48,641
Specialty Products	28,008	27,996
Other and Unallocated (2)	1,984	2,291
Total	$185,656	$174,436

Business Segment Earnings Before Income Taxes	Three Months Ended March 31,
	2021	2020
Human Nutrition & Health	$19,690	$12,135
Animal Nutrition & Health	5,056	8,044
Specialty Products	7,189	7,986
Other and Unallocated (2)	(1,360)	(1,887)
Interest and other expense	(592)	(1,788)
Total	$29,983	$24,490

Depreciation/Amortization	Three Months Ended March 31,
	2021	2020
Human Nutrition & Health	$7,573	$7,844
Animal Nutrition & Health	1,764	1,755
Specialty Products	2,269	2,392
Other and Unallocated (2)	758	558
Total	$12,364	$12,549

Capital Expenditures	Three Months Ended March 31,
	2021	2020
Human Nutrition & Health	$3,967	$3,507
Animal Nutrition & Health	1,631	1,092
Specialty Products	330	382
Other and Unallocated (2)	23	8
Total	$5,951	$4,989

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $234 and $1,272 for the first quarter of 2021 and 2020, respectively, and (ii) Unallocated amortization expense of $675 and $472 for the first quarter of 2021 and 2020, respectively, related to an intangible asset in connection with a company-wide ERP system implementation and capitalized loan issuance costs that was included in interest expense in Company's consolidated statement of earnings.

NOTE 11 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.
The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31,
	2021	2020
Product Sales	$175,988	$167,565
Co-manufacturing	7,278	5,241
Consignment	1,051	619
Product Sales Revenue	184,317	173,425
Royalty Revenue	1,339	1,011
Total Revenue	$185,656	$174,436

The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended March 31,
	2021	2020
United States	$137,851	$126,909
Foreign Countries	47,805	47,527
Total Revenue	$185,656	$174,436

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the three months ended March 31, 2021 and 2020 for income taxes and interest is as follows:

	Three Months Ended March 31,
	2021	2020
Income taxes	$2	$8
Interest	$1,363	$1,619

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income/(loss) were as follows:

	Three Months Ended March 31,
	2021	2020
Net foreign currency translation adjustment	$(6,143)	$781

Net change of cash flow hedge (see Note 19 for further information)
Unrealized gain (loss) on cash flow hedge	677	(3,933)
Tax	(165)	826
Net of tax	512	(3,107)

Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of prior service cost	18	19
Amortization of gain	(5)	(13)
Prior service credit	(4)	—
Total before tax	9	6
Tax	(2)	(1)
Adjustment (1)	—	(584)
Net of tax and adjustment	7	(579)

Total other comprehensive loss	$(5,624)	$(2,905)

(1) One-time adjustment to the postretirement account.
Included in "Net foreign currency translation adjustment" were gains of $3,197 and $4,419, related to a net investment hedge, which were net of taxes of $1,026 and $1,174 for the three months ended March 31, 2021 and 2020, respectively. See Note 19, "Derivative Instruments and Hedging Activities."
Accumulated other comprehensive income (loss) at March 31, 2021 and December 31, 2020 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2020	$7,653	$(3,684)	$204	$4,173
Other comprehensive (loss) income	(6,143)	512	7	(5,624)
Balance March 31, 2021	$1,510	$(3,172)	$211	$(1,451)

NOTE 14 – EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsored two 401(k) savings plans for eligible employees, which were merged into one plan on January 1st, 2021. The remaining plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions. The remaining plan also has a discretionary profit sharing portion and matches 401(k) contributions with shares of the Company’s Common Stock. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees.
Postretirement Medical Plans
The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that is under a collective bargaining agreement and covers eligible retired employees of the Verona facility and a plan for those named as executive officers in the Company’s proxy statement.
Net periodic benefit costs for such retirement medical plans were as follows:

	Three Months Ended March 31,
	2021	2020
Service cost	$22	$17
Interest cost	6	6
Amortization of prior service cost	18	19
Amortization of gain	(6)	(13)
Net periodic benefit cost	$40	$29
The amount recorded for these obligations on the Company’s balance sheets as of March 31, 2021 and December 31, 2020 were $1,402 and $1,374, respectively, and are included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $100 per year.
Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas, which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on the Company's consolidated balance sheet as of March 31, 2021 and December 31, 2020 were $920 and $950, respectively, and were included in other long-term obligations.
Net periodic benefit costs for such benefit pension plans were as follows:

	Three Months Ended March 31,
	2021	2020
Service cost with interest to end of year	$17	$26
Interest cost	4	5
Expected return on plan assets	(9)	(4)
Amortization of gain	1	—
Total net periodic benefit cost	$13	$27
Deferred Compensation Plan
On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability was $5,420 and $3,581 as of March 31, 2021 and December 31, 2020, respectively, and was included in other long-term obligations on the Company’s consolidated balance sheets. The related rabbi trust assets were $5,319 and $3,581 as of March 31, 2021 and December 31, 2020, respectively, and were included in other non-current assets on the Company's consolidated balance sheets.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at March 31, 2021 are as follows:

Year
April 1, 2021 to December 31, 2021	$2,498
2022	2,557
2023	2,045
2024	1,238
2025	639
2026	443
Thereafter	2,241
Total minimum lease payments	$11,661

The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983 because of dioxin contamination on portions of the site. Remediation was conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources. While the Company must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the facility for potential liabilities associated with the Superfund site. In September 2020, BCP Ingredients, Inc. ("BCP"), the Company subsidiary that operates the site, received a General Notice Letter from the EPA regarding BCP's potential liability for 1,4 dioxane contamination at the site. BCP currently believes that the 1,4 dioxane contamination is associated with the former owner’s operations and has engaged experts to study site conditions and hydrogeology in connection with preparing its response to the notice.
From time to time, the Company is a party to various litigation, claims and assessments.  Management believes that the ultimate outcome of such matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2021 and December 31, 2020 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at March 31, 2021 and December 31, 2020 includes $813 and $817 in money market funds, respectively.
Non-current assets at March 31, 2021 and December 31, 2020 includes $5,319 and $3,581, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
The Company also has derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which are included in derivative assets or derivative liabilities, in the consolidated balance sheets (see Note 19, "Derivative Instruments and Hedging Activities"). The fair values of these derivative instruments are determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities. The derivative liability related to the cross-currency swap was $2,570 and $6,793 at March 31, 2021 and December 31, 2020, respectively. The derivative liability related to the interest rate swap was $4,188 and $4,865 at March 31, 2021 and December 31, 2020, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS
The Company provides services under a contractual agreement to St. Gabriel CC Company, LLC. These services include accounting, information technology, quality control, and purchasing services, as well as operation of the St. Gabriel CC Company, LLC plant. The Company also sells raw materials to St. Gabriel CC Company, LLC. These raw materials are used in the production of finished goods that are, in turn, sold by Saint Gabriel CC Company, LLC to the Company for resale to unrelated parties.  As such, the sale of these raw materials to St. Gabriel CC Company, LLC in this scenario lacks economic substance and therefore the Company does not include them in net sales within the consolidated statements of earnings.
Payments for the services the Company provided amounted to $827 and $853 for the three months ended March 31, 2021 and 2020, respectively. The raw materials purchased and subsequently sold amounted to $5,462 and $4,711 for the three months ended March 31, 2021 and 2020, respectively. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $4,391 and $3,721 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, the Company had receivables of $3,794 and $2,809, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and payables of $2,569 and $2,239, respectively, for finished goods received recorded in accounts payable. In addition, the Company had receivables in the amount of $97 and $72, respectively, related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables as of March 31, 2021 and December 31, 2020. The Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of March 31, 2021 and December 31, 2020.

NOTE 18 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the right of use asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from March 31, 2021. In addition, the Company has historically not been exercising purchase options under the equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with new leases. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.
The Company did not identify any embedded leases. As indicated above, the Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the company applied the following discount rates for new leases entered into during 2021: (1) 1-2 years, 1.45% (2) 3-4 years, 2.04% (3) 5-9 years, 2.38% and (4) 10+ years, 3.10%.
In connection with its December 2019 acquisition of Zumbro River Brand, Inc., the Company assumed the finance lease commitment for a warehouse, with an expiration date of March 31, 2033. The warehouse can be purchased at a pre-determined price beginning in 2023. At March 31, 2021 and December 31, 2020, the Company had finance lease liabilities of $2,592 and $2,631, respectively, which were recorded under lease liabilities (current and non-current) in the consolidated balance sheet.
Right of use assets and lease liabilities at March 31, 2021 and December 31, 2020 are summarized as follows:

Right of use assets	March 31, 2021	December 31, 2020
Operating leases	$6,189	$5,838
Finance leases	2,519	2,572
Total	$8,708	$8,410

Lease liabilities - current	March 31, 2021	December 31, 2020
Operating leases	$2,121	$2,178
Finance leases	161	159
Total	$2,282	$2,337

Lease liabilities - non-current	March 31, 2021	December 31, 2020
Operating leases	$3,992	$3,607
Finance leases	2,431	2,472
Total	$6,423	$6,079
For the three months ended March 31, 2021 and 2020, the Company's total lease costs were as follows, which included both amounts recognized in profits or losses during the periods and amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended March 31,
	2021	2020
Lease Cost
Operating lease cost	$716	$741

Finance Lease cost
Amortization of ROU asset	52	—
Interest on lease liabilities	33	—
Total finance lease cost	$85	$—

Total lease cost	$801	$741

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$739	$744
Operating cash flows from finance leases	33	—
Financing cash flows from finance leases	39	—
	$811	$744

ROU assets obtained in exchange for new operating lease liabilities, net of ROU assets disposals	$1,036	$9

Weighted-average remaining lease term - operating leases	4.14 years	4.93 years
Weighted-average remaining lease term - finance leases	12.00 years	n/a

Weighted-average discount rate - operating leases	4.2%	4.6%
Weighted-average discount rate - finance leases	5.1%	n/a
Rent expense charged to operations under operating lease agreements for the three months ended March 31, 2021 and 2020 aggregated to approximately $716 and $741 respectively.

NOTE 19 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market fluctuations in interest rates as well as variability in foreign exchange rates. In May 2019, the Company entered into an interest rate swap (cash flow hedge) with the JP Morgan Chase, N.A. (the "Swap Counterparty") and a cross-currency swap (net investment hedge) with the JP Morgan Chase, N.A. (the "Bank Counterparty"). The Company's primary objective for holding derivative financial instruments is to manage interest rate risk and foreign currency risk.
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the Credit Agreement. The net interest expense related to the interest rate swap contract was $521 and $121 for the three months ended March 31, 2021 and 2020, which were recorded in the condensed consolidated statements of operations under interest expense, net.
At the same time, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $556 and $563, respectively, for the three months ended March 31, 2021 and 2020, which were recorded in the condensed consolidated statements of operations under interest expense, net.
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
As of March 31, 2021 and December 31, 2020, the fair value of the derivative instruments is presented as follows in the Company's condensed consolidated balance sheets:

Derivative liabilities	March 31, 2021	December 31, 2020
Interest rate swap	$4,188	$4,865
Cross-currency swap	2,570	6,793
Derivative liabilities	$6,758	$11,658
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
As of March 31, 2021, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments was recorded in accumulated other comprehensive income.

Losses and gains on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the three months ended March 31, 2021 and 2020:

	Location within Statements of Comprehensive Income	Three Months Ended March 31,
		2021	2020
Cash flow hedge (interest rate swap), net of tax	Unrealized gain/(loss) on cash flow hedge, net	$512	$(3,107)
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	3,197	4,419
Total		$3,709	$1,312

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (All amounts in thousands, except share and per share data)
This report contains forward-looking statements, within the meaning of Section 21E of the Exchange Act, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2020 and other factors that may be identified elsewhere in this report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

Overview
We develop, manufacture, distribute and market specialty performance ingredients and products for the nutritional, food, pharmaceutical, animal health, medical device sterilization, plant nutrition and industrial markets. Our three reportable segments are strategic businesses that offer products and services to different markets: Human Nutrition & Health, Animal Nutrition & Health, and Specialty Products, as more fully described in Note 10 of the condensed consolidated financial statements. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated".
As of March 31, 2021, we had approximately 1,353 full time employees worldwide. We believe that we have been successful in attracting skilled and experienced personnel in a competitive environment. Management believes that our human capital resources are adequate to perform all business functions.
COVID-19 Response
The COVID-19 response effort has been a primary focus for us since early last year. Our focus has been on employee safety first, keeping our manufacturing sites operational, satisfying customer needs, preserving cash and ensuring strong liquidity, and responding to changes in this dynamic market environment as appropriate. To date, all of our manufacturing sites are operating at near normal conditions enabling us to supply our customers with the important products and services they need, our research and development teams are advancing our innovation efforts, and all of our other employees are effectively carrying on their responsibilities and functions remotely.
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

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three months ended March 31, 2021 and 2020:

Business Segment Net Sales	Three Months Ended March 31,
	2021	2020
Human Nutrition & Health	$104,516	$95,508
Animal Nutrition & Health	51,148	48,641
Specialty Products	28,008	27,996
Other and Unallocated (1)	1,984	2,291
Total	$185,656	$174,436

Business Segment Earnings From Operations	Three Months Ended March 31,
	2021	2020
Human Nutrition & Health	$19,690	$12,135
Animal Nutrition & Health	5,056	8,044
Specialty Products	7,189	7,986
Other and Unallocated (1)	(1,360)	(1,887)
Total	$30,575	$26,278

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $234 and $1,272 for the first quarter of 2021 and 2020, respectively, and (ii) Unallocated amortization expense of $604 and $401 for the first quarter of 2021 and 2020, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

RESULTS OF OPERATIONS
(All amounts in thousands, except share and per share data)
Three months ended March 31, 2021 compared to three months ended March 31, 2020.
Net Earnings

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Net sales	$185,656	$174,436	$11,220	6.4%
Gross margin	58,727	55,331	3,396	6.1%
Operating expenses	28,152	29,053	(901)	(3.1)%
Earnings from operations	30,575	26,278	4,297	16.4%
Other expenses	592	1,788	(1,196)	(66.9)%
Income tax expense	6,572	4,722	1,850	39.2%
Net earnings	$23,411	$19,768	$3,643	18.4%

Net Sales

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020		% Change
HNH	$104,516	$95,508	$9,008	9.4%
ANH	51,148	48,641	2,507	5.2%
Specialty Products	28,008	27,996	12	—%
Other	1,984	2,291	(307)	(13.4)%
Total	$185,656	$174,436	$11,220	6.4%

•The increase in net sales within the HNH segment for the three months ended March 31, 2021 as compared to 2020 was driven both by strong sales growth of chelated minerals and choline nutrients, as well as higher sales within food and beverage markets.
•The increase in net sales within the ANH segment for the three months ended March 31, 2021 compared to 2020 was primarily the result of higher sales in both Monogastric and Ruminant animal markets and a favorable impact related to changes in foreign currency exchange rates.
•The slight increase in Specialty Products segment sales for the three months ended March 31, 2021 compared to 2020 was primarily due to higher sales of products for the medical device sterilization market and a favorable impact related to changes in foreign currency exchange rates, offset by lower sales in the plant nutrition business.
•Sales relating to other and unallocated decreased from the prior year due to a decline in shale fracking activity.

Gross Margin

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Gross margin	$58,727	$55,331	$3,396	6.1%
% of net sales	31.6%	31.7%

Gross margin as a percentage of sales decreased for the three months ended March 31, 2021 compared to 2020 primarily due to a significant increase in certain raw material and distribution costs, partially offset by favorable mix and manufacturing efficiencies.

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Operating expenses	$28,152	$29,053	$(901)	(3.1)%
% of net sales	15.2%	16.7%
The decrease in operating expenses was principally due to a decrease in transaction and integration costs, travel, bad debt expense, and amortization, partially offset by certain higher compensation-related costs.

Earnings from Operations

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020		% Change
HNH	$19,690	$12,135	$7,555	62.3%
ANH	5,056	8,044	(2,988)	(37.1)%
Specialty Products	7,189	7,986	(797)	(10.0)%
Other and unallocated	(1,360)	(1,887)	527	27.9%
Earnings from operations	$30,575	$26,278	$4,297	16.4%

% of net sales (operating margin)	16.5%	15.1%

•Earnings from operations for the HNH segment increased primarily due to the aforementioned higher sales, product mix, and manufacturing efficiencies, partially offset by higher raw material costs.
•ANH segment earnings from operations decreased primarily due to increases in raw material costs and distribution costs, along with an unfavorable mix.
•The decrease in earnings from operations for the Specialty Products segment was primarily due to increases in raw material costs and distribution costs.
•The increase in other and unallocated was driven primarily by a decrease in transaction and integration costs, partially offset by the lower sales of product into the fracking market and higher amortization related to a company-wide ERP implementation.

Other Expenses (Income)

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Interest expense	$725	$1,696	$(971)	(57.3)%
Other (income) expense, net	(133)	92	(225)	(244.6)%
	$592	$1,788	$(1,196)	(66.9)%
Interest expense for the three months ended March 31, 2021 and 2020 was primarily related to outstanding borrowings under the Credit Agreement.
Income Tax Expense

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Income tax expense	$6,572	$4,722	$1,850	39.2%
Effective tax rate	21.9%	19.3%
The effective tax rate increase was primarily due to a reduction in certain tax credits and higher enacted tax rates in several states within the United States.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)
During the three months ended March 31, 2021, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.

Cash
Cash and cash equivalents increased to $88,535 at March 31, 2021 from $84,571 at December 31, 2020. At March 31, 2021, the Company had $56,788 of cash and cash equivalents held by foreign subsidiaries.  It is our intention to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds.  Working capital was $192,441 at March 31, 2021 as compared to $172,460 at December 31, 2020, an increase of $19,981. Working capital reflects the payment of the 2020 declared dividend in 2021 of $18,700, net payments on the revolving debt of $10,000, and capital expenditures and intangible assets acquired of $6,312.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Cash flows provided by operating activities	$40,607	$22,565	$18,042	80.0%
Cash flows used in investing activities	(6,226)	(5,394)	(832)	(15.4)%
Cash flows used in financing activities	(27,933)	(8,160)	(19,773)	(242.3)%
Operating Activities
The increase in cash flows from operating activities was primarily due to beneficial changes in assets and liabilities and increased earnings.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $6,312 and $5,394 for the three months ended March 31, 2021 and 2020, respectively.
Financing Activities
We borrowed $5,000 against the revolving loan and made total debt payments of $15,000 during the first quarter of 2021, resulting in $346,431 available under the Credit Agreement as of March 31, 2021.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,581,871 shares have been purchased, and we had 19,089 shares remaining in treasury at March 31, 2021. The Company repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. We also intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors.
Proceeds from stock options exercised were $2,402 and $4,435 for the three months ended March 31, 2021 and 2020, respectively. Dividend payments were $18,700 and $16,704 for the three months ended March 31, 2021 and 2020, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 14 – Employee Benefit Plans.  The liability recorded in other long-term liabilities on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 was $1,402 and $1,374, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the plans.
On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of March 31, 2021 and December 31, 2020 was $5,420 and $3,581, respectively, and was included in other long-term obligations on our balance sheet. The related rabbi trust assets were $5,319 and $3,581 as of March 31, 2021 and December 31, 2020, respectively, and were included in other non-current assets on the balance sheets.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheets as of March 31, 2021 and December 31, 2020 were $920 and $950, respectively, and were included in other long-term obligations.

Critical Accounting Policies
There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2020 Annual Report on Form 10-K, during the three months ended March 31, 2021.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three months ended March 31, 2021. Refer to Note 17, "Related Party Transactions".

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. In the second quarter of 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted above (see Note 19). Additionally, as of March 31, 2021, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at March 31, 2021, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,536. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change. Additionally, as disclosed below in Part II, Item 1A, we are monitoring market risks related to the current COVID-19 pandemic very closely.

Interest Rate Risk
We have exposure to market risk for changes in interest rates, including the interest rate relating to the Credit Agreement dated. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 19 to our consolidated financial statements). As of March 31, 2021, the notional amount of our outstanding interest rate swap was $108,569.

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

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
(b)Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II.    Other Information

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2C.     Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	—	$—	—	$123,071,229
February 1-28, 2021	13,475	$118.41	13,475	$139,860,344
March 1-31, 2021	—	$—	—	$139,860,344
	13,475		13,475

(1) We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,581,871 shares have been purchased, of which 19,089 shares remained in treasury at March 31, 2021. There is no expiration for this program.

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

Date: April 30, 2021