Form 10-Q
period 2021-06-30
BALCHEM CORP
filed 2021-07-30
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2021
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 22, 2021, the registrant had 32,370,535 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	June 30, 2021 (unaudited)	December 31, 2020
Current assets:
Cash and cash equivalents	$79,902	$84,571
Accounts receivable, net of allowance for doubtful accounts of $1,074 and $2,092 at June 30, 2021 and December 31, 2020 respectively	113,782	98,214
Inventories	78,333	70,620
Prepaid expenses	8,140	6,598
Prepaid income taxes	2,520	3,447
Other current assets	4,586	3,438
Total current assets	287,263	266,888

Property, plant and equipment, net	228,289	228,096
Goodwill	527,148	529,463
Intangible assets with finite lives, net	108,253	121,660
Right of use assets	9,575	8,410
Other assets	13,078	11,326
Total assets	$1,173,606	$1,165,843

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$44,804	$23,742
Accrued expenses	39,576	29,655
Accrued compensation and other benefits	13,887	19,753
Dividends payable	203	18,941
Lease liabilities - current	2,289	2,337
Total current liabilities	100,759	94,428

Revolving loan	123,569	163,569
Deferred income taxes	51,883	51,359
Lease liabilities - non-current	7,395	6,079
Derivative liabilities	7,662	11,658
Other long-term obligations	12,696	10,517
Total liabilities	303,964	337,610

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,470,829 shares issued and 32,404,774 shares outstanding at June 30, 2021 and 32,448,705 shares issued and 32,372,621 outstanding at December 31, 2020, respectively	2,165	2,164
Additional paid-in capital	172,635	173,029
Retained earnings	702,882	656,740
Accumulated other comprehensive income	432	4,173
Treasury stock, at cost: 66,055 and 76,084 shares at June 30, 2021 and December 31, 2020, respectively	(8,472)	(7,873)
Total stockholders' equity	869,642	828,233

Total liabilities and stockholders' equity	$1,173,606	$1,165,843
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$202,365	$173,355	$388,021	$347,791

Cost of sales	142,918	117,975	269,847	237,080

Gross margin	59,447	55,380	118,174	110,711

Operating expenses:
Selling expenses	14,846	13,836	29,770	29,266
Research and development expenses	2,899	2,569	5,648	5,269
General and administrative expenses	11,109	12,058	21,588	22,981
	28,854	28,463	57,006	57,516

Earnings from operations	30,593	26,917	61,168	53,195

Other expenses:
Interest expense, net	608	960	1,333	2,656
Other (income) expense, net	(34)	(16)	(167)	76
	574	944	1,166	2,732

Earnings before income tax expense	30,019	25,973	60,002	50,463

Income tax expense	7,288	4,848	13,860	9,570

Net earnings	$22,731	$21,125	$46,142	$40,893

Net earnings per common share - basic	$0.71	$0.66	$1.43	$1.27

Net earnings per common share - diluted	$0.70	$0.65	$1.41	$1.26
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net earnings	$22,731	$21,125	$46,142	$40,893

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,524	2,346	(4,619)	3,127
Unrealized gain (loss) on cash flow hedge	351	221	863	(2,886)
Change in postretirement benefit plans	8	8	15	(571)
Other comprehensive income (loss)	1,883	2,575	(3,741)	(330)

Comprehensive income	$24,614	$23,700	$42,401	$40,563
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2021 and 2020
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Treasury Stock		Additional Paid-in Capital
				Shares	Amount	Shares	Amount
Balance - December 31, 2020	$828,233	$656,740	$4,173	32,448,705	$2,164	(76,084)	$(7,873)	$173,029
Net earnings	23,411	23,411	—	—	—	—	—	—
Other comprehensive (loss)	(5,624)	—	(5,624)	—	—	—	—	—
Treasury shares purchased	(1,596)	—	—	—	—	(13,475)	(1,596)	—
Shares and options issued under stock plans	5,068	—	—	22,314	1	70,470	7,259	(2,192)
Balance - March 31, 2021	849,492	680,151	(1,451)	32,471,019	2,165	(19,089)	(2,210)	170,837
Net earnings	22,731	22,731	—	—	—	—	—	—
Other comprehensive income	1,883	—	1,883	—	—	—	—	—
Treasury shares purchased	(9,240)	—	—	—	—	(72,649)	(9,240)	—
Shares and options (cancelled) issued under stock plans	4,776	—	—	(190)	—	25,683	2,978	1,798
Balance - June 30, 2021	$869,642	$702,882	$432	32,470,829	$2,165	(66,055)	$(8,472)	$172,635

Balance - December 31, 2019	$743,667	$590,921	$(5,564)	32,405,796	$2,161	(203,879)	$(18,069)	$174,218
Net earnings	19,768	19,768	—	—	—	—	—	—
Other comprehensive (loss)	(2,905)	—	(2,905)	—	—	—	—	—
Treasury shares purchased	(891)	—	—	—	—	(8,224)	(891)	—
Shares and options issued under stock plans	6,632	—	—	41,619	3	81,530	7,266	(637)
Balance - March 31, 2020	766,271	610,689	(8,469)	32,447,415	2,164	(130,573)	(11,694)	173,581
Net earnings	21,125	21,125	—	—	—	—	—	—
Other comprehensive income	2,575	—	2,575	—	—	—	—	—
Treasury shares purchased	(2,134)		—	—	—	(24,281)	(2,134)	—
Shares and options issued under stock plans	4,686	—	—	4,000	—	44,935	4,194	492
Balance - June 30, 2020	$792,523	$631,814	$(5,894)	32,451,415	$2,164	(109,919)	$(9,634)	$174,073
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$46,142	$40,893

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,463	25,294
Stock compensation expense	5,914	4,501
Deferred income taxes	54	386
Provision for doubtful accounts	(25)	329
Unrealized (gain)/loss on foreign currency transaction and deferred compensation	(401)	30
Asset impairment charge	—	1,915
(Gain)/Loss on disposal of assets	(19)	37
Changes in assets and liabilities
Accounts receivable	(16,361)	(4,164)
Inventories	(7,949)	2,339
Prepaid expenses and other current assets	(2,859)	(1,970)
Accounts payable and accrued expenses	25,873	(9,191)
Income taxes	898	7,404
Other	659	(623)
Net cash provided by operating activities	76,389	67,180

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(13,760)	(13,265)
Proceeds from sale of assets	240	22
Purchase of convertible note	—	(350)
Net cash used in investing activities	(13,520)	(13,593)

Cash flows from financing activities:
Proceeds from revolving loan	5,000	10,000
Principal payments on revolving loan	(45,000)	(40,000)
Principal payments on finance lease	(78)	—
Proceeds from stock options exercised	3,886	6,802
Dividends paid	(18,700)	(16,704)
Purchase of treasury stock	(10,835)	(3,025)
Net cash used in financing activities	(65,727)	(42,927)

Effect of exchange rate changes on cash	(1,811)	75

(Decrease) increase in cash and cash equivalents	(4,669)	10,735

Cash and cash equivalents beginning of period	84,571	65,672
Cash and cash equivalents end of period	$79,902	$76,407
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
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results expected for the full year or any interim period.
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

NOTE 2 – STOCKHOLDERS’ EQUITY
STOCK-BASED COMPENSATION
The Company’s results for the three and six months ended June 30, 2021 and 2020 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the		Increase/(Decrease) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$444	$310	$744	$575
Operating expenses	2,849	2,010	5,170	3,926
Net earnings	(2,547)	(1,756)	(4,569)	(3,419)
As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2021, the plans had 687,297 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, three to four years for employee restricted stock awards, three years for employee performance share awards, and three to four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2021 and 2020 is summarized below:

For the six months ended June 30, 2021	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2020	858	$80.58	$29,735
Granted	129	119.12
Exercised	(58)	65.95
Forfeited	(2)	101.38
Canceled	(1)	74.57
Outstanding as of June 30, 2021	926	$86.85	$41,107	6.8

Exercisable as of June 30, 2021	580	$73.72	$33,398	5.6

For the six months ended June 30, 2020	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2019	951	$68.18	$31,814
Granted	145	111.94
Exercised	(130)	52.54
Forfeited	(4)	89.90
Canceled	—	—
Outstanding as of June 30, 2020	962	$76.78	$19,915	6.5

Exercisable as of June 30, 2020	618	$66.68	$17,418	5.3
ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 33% and 26%; risk-free interest rates of 0.5% and 1.4%; and expected lives of 4.9 years and 3.7 years, in each case for the six months ended June 30, 2021 and 2020, respectively.
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

Other information pertaining to option activity during the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average fair value of options granted	$34.42	$—	$33.11	$23.05
Total intrinsic value of stock options exercised ($000s)	$1,814	$2,351	$3,731	$6,371

Non-vested restricted stock activity for the six months ended June 30, 2021 and 2020 is summarized below:

	Six Months Ended June 30,
	2021		2020
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	159	$90.71	138	$80.03
Granted	37	119.30	35	110.72
Vested	(13)	87.33	(20)	67.59
Forfeited	(2)	85.60	(1)	86.82
Non-vested balance as of June 30	181	$96.89	152	$89.22

Non-vested performance share activity for the six months ended June 30, 2021 and 2020 is summarized below:

	Six Months Ended June 30,
	2021		2020
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	71	$91.99	70	$81.26
Granted	36	108.74	20	126.46
Vested	(24)	70.64	(8)	104.15
Forfeited	(11)	74.57	(11)	82.71
Non-vested balance as of June 30	72	$110.22	71	$91.99

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 0.2% and 1.4%; dividend yields of 0.6% and 0.5%; volatilities of 33% and 24%; and initial TSR’s of 11.7% and 10.9%, in each case for the six months ended June 30, 2021 and 2020, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
As of June 30, 2021 and 2020, there was $19,796 and $17,034, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2021, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years. The Company estimates that share-based compensation expense for the year ended December 31, 2021 will be approximately $11,400.
REPURCHASE OF COMMON STOCK
The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,654,520 shares have been purchased, of which 66,055 shares remained in treasury at June 30, 2021. The Company repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. The Company also intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. During the six months ended June 30, 2021 and 2020, the Company purchased 86,124 and 32,505 shares, respectively, from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes and from open market purchases. These shares were purchased at an average cost of $125.81 and $93.05, respectively.

NOTE 3 – INVENTORIES
Inventories at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$25,119	$24,536
Work in progress	9,682	3,050
Finished goods	43,532	43,034
Total inventories	$78,333	$70,620

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
Land	$11,988	$12,215
Building	88,224	86,873
Equipment	250,596	247,884
Construction in progress	37,941	31,240
	388,749	378,212
Less: accumulated depreciation	160,460	150,116
Property, plant and equipment, net	$228,289	$228,096

NOTE 5 – INTANGIBLE ASSETS
The Company had goodwill in the amount of $527,148 and $529,463 as of June 30, 2021 and December 31, 2020, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The decrease in goodwill is due to foreign exchange translation adjustments.
Identifiable intangible assets with finite lives at June 30, 2021 and December 31, 2020 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 6/30/2021	Accumulated Amortization at 6/30/2021	Gross Carrying Amount at 12/31/2020	Accumulated Amortization at 12/31/2020
Customer relationships & lists	10-20	$242,089	$165,886	$243,557	$158,051
Trademarks & trade names	2-17	43,169	27,112	43,208	24,974
Developed technology	5-12	20,351	14,210	20,437	13,693
Other	2-18	23,454	13,602	22,861	11,685
		$329,063	$220,810	$330,063	$208,403

Amortization of identifiable intangible assets was approximately $6,229 and $12,713 for the three and six months ended June 30, 2021, respectively, and $6,985 and $13,964 for the three and six months ended June 30, 2020, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $12,322 for the remainder of 2021, $23,092 for 2022, $19,491 for 2023, $10,652 for 2024, $6,386 for 2025 and $5,054 for 2026. At June 30, 2021 and 2020, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2021 and 2020.

NOTE 6 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company receives up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $130 and $274 for the three and six months ended June 30, 2021, respectively, and $142 and $280 for the three and six months ended June 30, 2020, respectively, relating to its portion of the joint venture's expenses in other expense. The Company received a net return of capital totaling $28 and $15 for the three and six months ended June 30, 2021, respectively, and made capital contributions to the investment totaling $131 and $798 for the three and six months ended June 30, 2020, respectively. The carrying value of the joint venture at June 30, 2021 and December 31, 2020 is $4,682 and $4,971, respectively, and is recorded in other assets.

NOTE 7 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into a credit agreement (the "Credit Agreement"), which replaced the existing credit facility that had provided for a senior secured term loan of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan, which was due May 2019. As of June 30, 2021 and December 31, 2020, the total balance outstanding on the Credit Agreement amounted to $123,569 and $163,569, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 1.095% at June 30, 2021.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.15% at June 30, 2021).  The unused portion of the revolving loan amounted to $376,431 at June 30, 2021.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement, which is not materially different than the effective interest method.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method. Capitalized costs net of accumulated amortization totaled $562 and $703 at June 30, 2021 and December 31, 2020, respectively, and are included in other assets on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $70 and $141, for both the three and six months ended June 30, 2021 and 2020, and are included in interest expense in the accompanying condensed consolidated statements of earnings.
The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At June 30, 2021, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements are secured by assets of the Company.

NOTE 8 – NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Earnings - Basic and Diluted	$22,731	$21,125	$46,142	$40,893

Shares (000s)
Weighted Average Common Shares - Basic	32,232	32,180	32,243	32,158
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	419	290	410	334
Weighted Average Common Shares - Diluted	32,651	32,470	32,653	32,492

Net Earnings Per Share - Basic	$0.71	$0.66	$1.43	$1.27
Net Earnings Per Share - Diluted	$0.70	$0.65	$1.41	$1.26
The number of anti-dilutive shares were 153,868 and 304,324 for the three and six months ended June 30, 2021, respectively, and 377,573 and 212,271 for the three and six months ended June 30, 2020, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 9 – INCOME TAXES
The Company’s effective tax rate for the three months ended June 30, 2021 and 2020, was 24.3% and 18.7%, respectively, and 23.1% and 19.0% for the six months ended June 30, 2021 and 2020. The increase in the effective tax rate for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to a reduction in certain tax credits and lower tax benefits from stock-based compensation. The increase in the effective tax rate for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to a reduction in certain tax credits, lower tax benefits from stock-based compensation, and higher enacted state tax rates.
On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act, and on December 27, 2020, Congress passed an additional round of COVID relief legislation as part of the Bipartisan-Bicameral Omnibus COVID Relief Deal. The Company has reviewed the change in law and determined that it does not have a significant impact on the Company’s tax provision or financial statements. In addition, Balchem will continue to evaluate and analyze the impact of the U.S. Tax Cuts and Jobs Act that was enacted on December 22, 2017 and the additional guidance that has been issued, and may be issued, by the U.S. Department of Treasury, the Securities and Exchange Commission ("SEC"), and/or the Financial Accounting Standards Board ("FASB") regarding this act.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2021, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2016. As of June 30, 2021 and December 31, 2020, the Company had approximately $5,465 and $5,335, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s condensed consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the condensed consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2021 and December 31, 2020 was approximately $1,971 and $1,845, respectively, and is included in other long-term obligations.

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
The segment information is summarized as follows:

Business Segment Assets	June 30, 2021	December 31, 2020
Human Nutrition & Health	$721,428	$717,232
Animal Nutrition & Health	156,597	157,454
Specialty Products	194,140	190,449
Other and Unallocated (1)	101,441	100,708
Total	$1,173,606	$1,165,843

Business Segment Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Human Nutrition & Health	$111,471	$97,428	$215,987	$192,936
Animal Nutrition & Health	54,481	46,344	105,629	94,985
Specialty Products	34,022	28,194	62,030	56,190
Other and Unallocated (2)	2,391	1,389	4,375	3,680
Total	$202,365	$173,355	$388,021	$347,791

Business Segment Earnings Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Human Nutrition & Health	$19,021	$15,497	$38,711	$27,632
Animal Nutrition & Health	3,561	6,430	8,617	14,474
Specialty Products	9,729	8,008	16,918	15,994
Other and Unallocated (2)	(1,718)	(3,018)	(3,078)	(4,905)
Interest and other expense	(574)	(944)	(1,166)	(2,732)
Total	$30,019	$25,973	$60,002	$50,463

Depreciation/Amortization	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Human Nutrition & Health	$7,441	$8,015	$15,014	$15,859
Animal Nutrition & Health	1,816	1,793	3,580	3,548
Specialty Products	2,085	2,372	4,354	4,764
Other and Unallocated (2)	757	565	1,515	1,123
Total	$12,099	$12,745	$24,463	$25,294

Capital Expenditures	Six Months Ended June 30,
	2021	2020
Human Nutrition & Health	$8,883	$8,884
Animal Nutrition & Health	2,729	2,446
Specialty Products	1,448	958
Other and Unallocated (2)	66	87
Total	$13,126	$12,375

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $466 and $700 for the three and six months ended June 30, 2021, respectively, and $746 and $2,018 for the three and six months ended June 30, 2020, respectively, and (ii) Unallocated amortization expense of $674 and $1,349 for the three and six months ended June 30, 2021, respectively, and $475 and $947 for the three and six months ended June 30, 2020, respectively, related to an intangible asset in connection with a company-wide ERP system implementation and capitalized loan issuance costs that was included in interest expense in the Company's consolidated statement of earnings.

NOTE 11 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.

The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product Sales	$193,122	$163,038	$369,110	$330,603
Co-manufacturing	6,878	8,135	14,156	13,376
Bill and Hold	—	395	—	395
Consignment	1,380	695	2,431	1,314
Product Sales Revenue	201,380	172,263	385,697	345,688
Royalty Revenue	985	1,092	2,324	2,103
Total Revenue	$202,365	$173,355	$388,021	$347,791
The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$147,188	$122,236	$285,039	$249,145
Foreign Countries	55,177	51,119	102,982	98,646
Total Revenue	$202,365	$173,355	$388,021	$347,791

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the six months ended June 30, 2021 and 2020 for income taxes and interest is as follows:

	Six Months Ended June 30,
	2021	2020
Income taxes	$12,493	$555
Interest	$2,452	$2,580

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income/(loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net foreign currency translation adjustment	$1,524	$2,346	$(4,619)	$3,127

Net change of cash flow hedge (see Note 19 for further information)
Unrealized gain (loss) on cash flow hedge	456	49	1,133	(3,884)
Tax	(105)	172	(270)	998
Net of tax	351	221	863	(2,886)

Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of prior service cost	19	19	37	38
Amortization of gain	(7)	(13)	(12)	(26)
Prior service credit	—	—	(4)	—
Total before tax	12	6	21	12
Tax	(4)	2	(6)	1
Adjustment (1)	—	—	—	(584)
Net of tax and adjustment	8	8	15	(571)

Total other comprehensive income (loss)	$1,883	$2,575	$(3,741)	$(330)

(1) One time adjustment to the postretirement account.
Included in "Net foreign currency translation adjustment" was a loss of $1,024 and a gain of $2,173, related to a net investment hedge, which were net of taxes of $336 and $690 for the three and six months ended June 30, 2021, respectively. Included in "Net foreign currency translation adjustment" was a loss of $1,514 and a gain of $2,905, related to a net investment hedge, which were net of taxes of $260 and $914 for the three and six months ended June 30, 2020, respectively. See Note 19, "Derivative Instruments and Hedging Activities."
Accumulated other comprehensive income/(loss) at June 30, 2021 and December 31, 2020 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2020	$7,653	$(3,684)	$204	$4,173
Other comprehensive income/(loss)	(4,619)	863	15	(3,741)
Balance June 30, 2021	$3,034	$(2,821)	$219	$432

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
Net periodic benefit costs for such retirement medical plans were as follows:

	Six Months Ended June 30,
	2021	2020
Service cost	$43	$34
Interest cost	12	13
Amortization of prior service cost	37	38
Amortization of gain	(12)	(26)
Net periodic benefit cost	$80	$59
The amount recorded for these obligations on the Company’s balance sheets as of June 30, 2021 and December 31, 2020 is $1,429 and $1,374, respectively, and are included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $100 per year.
Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas, which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on the Company's consolidated balance sheet as of June 30, 2021 and December 31, 2020 were $945 and $950, respectively, and were included in other long-term obligations.

Net periodic benefit costs for such benefit pensions plans were as follows:

	Six Months Ended June 30,
	2021	2020
Service cost with interest to end of year	$35	$52
Interest cost	7	10
Expected return on plan assets	(18)	(8)
Amortization of gain	2	—
Total net periodic benefit cost	$26	$54
Deferred Compensation Plan
On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability was $5,714 and $3,581 as of June 30, 2021 and December 31, 2020, respectively, and was included in other long-term obligations on the Company’s consolidated balance sheets. The related rabbi trust assets were $5,714 and $3,581 as of June 30, 2021 and December 31, 2020, respectively, and were included in other non-current assets on the Company's consolidated balance sheets.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at June 30, 2021 are as follows:

Year
July 1, 2021 to December 31, 2021	$2,118
2022	3,022
2023	2,381
2024	1,578
2025	972
2026	664
Thereafter	2,414
Total minimum lease payments	$13,149

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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2021 and December 31, 2020 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at June 30, 2021 and December 31, 2020 includes $814 and $817 in money market funds, respectively.
Non-current assets at June 30, 2021 and December 31, 2020 includes $5,714 and $3,581, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
The Company also has derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which are included in derivative assets or derivative liabilities, in the consolidated balance sheets (see Note 19, "Derivative Instruments and Hedging Activities"). The fair values of these derivative instruments are determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities. The derivative liability related to the cross-currency swap was $3,930 and $6,793 at June 30, 2021 and December 31, 2020, respectively. The derivative liability related to the interest rate swap was $3,732 and $4,865 at June 30, 2021 and December 31, 2020, respectively.

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
Payments for the services the Company provided amounted to $920 and $1,747 for the three and six months ended June 30, 2021, respectively, and $857 and $1,710 for the three and six months ended June 30, 2020, respectively. The raw materials purchased and subsequently sold amounted to $6,580 and $12,042 for the three and six months ended June 30, 2021, respectively, and $2,903 and $7,614 for the three and six months ended June 30, 2020, respectively. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $5,210 and $9,601 for the three and six months ended June 30, 2021, respectively, and $3,020 and $6,741 for the three and six months ended June 30, 2020, respectively. At June 30, 2021 and December 31, 2020, the Company had receivables of $7,423 and $2,809, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. The Company also had payables of $5,182 and $2,239, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. In addition, the Company had receivables in the amount of $72 related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables as of December 31, 2020. The Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of June 30, 2021 and December 31, 2020, respectively.

NOTE 18 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the right of use asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from June 30, 2021. In addition, the Company has historically not been exercising purchase options under the equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with new leases. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.
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
In connection with its December 2019 acquisition of Zumbro River Brand, Inc., the Company assumed the finance lease commitment for a warehouse, with an expiration date of March 31, 2033. The warehouse can be purchased at a pre-determined price beginning in 2023. At June 30, 2021 and December 31, 2020, the Company had finance lease liabilities of $2,553 and $2,631, respectively, which were recorded under lease liabilities (current and non-current) in the consolidated balance sheet.
Right of use assets and lease liabilities at June 30, 2021 and December 31, 2020 are summarized as follows:

Right of use assets	June 30, 2021	December 31, 2020
Operating leases	$7,108	$5,838
Finance leases	2,467	2,572
Total	$9,575	$8,410

Lease liabilities - current	June 30, 2021	December 31, 2020
Operating leases	$2,126	$2,178
Finance leases	163	159
Total	$2,289	$2,337

Lease liabilities - non-current	June 30, 2021	December 31, 2020
Operating leases	$5,005	$3,607
Finance leases	2,390	2,472
Total	$7,395	$6,079
For the three and six months ended June 30, 2021 and 2020, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease Cost
Operating lease cost	$770	$736	$1,486	$1,477

Finance Lease cost
Amortization of ROU asset	53	—	105	—
Interest on lease liabilities	33	—	66	—
Total finance lease	86	—	171	—

Total lease cost	$856	$736	$1,657	$1,477

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$749	$739	$1,488	$1,483
Operating cash flows from finance leases	33	—	66	—
Financing cash flows from finance leases	39	—	78	—
	$821	$739	$1,632	$1,483

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$1,376	$(107)	$2,412	$(98)

Weighted-average remaining lease term - operating leases	4.43 years	5.01 years	4.43 years	5.01 years
Weighted-average remaining lease term - finance leases	11.75 years	n/a	11.75 years	n/a

Weighted-average discount rate - operating leases	3.9%	4.6%	3.9%	4.6%
Weighted-average discount rate - finance leases	5.1%	n/a	5.1%	n/a

Rent expense charged to operations under operating lease agreements for the three and six months ended June 30, 2021 aggregated to approximately $770 and $1,486, respectively, and $736 and $1,477 for the three and six months ended June 30, 2020, respectively.

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
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the Credit Agreement. The net interest expense related to the interest rate swap contract was $534 and $1,055 for the three and six months ended June 30, 2021, and $430 and $551 for the three and six months ended June 30, 2020, respectively, were recorded in the condensed consolidated statements of operations under interest expense, net.
At the same time, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $563 and $1,119 for the three and six months ended June 30, 2021, and $581 and $1,144 for the three and six months ended June 30, 2020, respectively, which were recorded in the condensed consolidated statements of operations under interest expense, net.
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
As of June 30, 2021 and December 31, 2020, the fair value of the derivative instruments is presented as follows in the Company's condensed consolidated balance sheets:

Derivative liabilities	June 30, 2021	December 31, 2020
Interest rate swap	$3,732	$4,865
Cross-currency swap	3,930	6,793
Derivative liabilities	$7,662	$11,658
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
As of June 30, 2021, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments was recorded in accumulated other comprehensive income.

Losses and gains on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the three and six months ended June 30, 2021 and 2020:

	Location within Statements of Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Cash flow hedge (interest rate swap), net of tax	Unrealized gain/(loss) on cash flow hedge, net	$351	$221	$863	$(2,886)
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	(1,024)	(1,514)	2,173	2,905
Total		$(673)	$(1,293)	$3,036	$19

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
In May, our Verona, Missouri plant experienced a flash flood event as a result of very localized storms in the southwest part of the state. The plant was shut down for several weeks as we repaired affected equipment, cleaned the site, and safely re-started activities. The negative direct financial impact to the quarter was approximately $3.8 million, primarily due to the write off of damaged inventory and the costs associated with external service providers used for the clean-up efforts. Customer requirements were largely satisfied through inventory on hand and by leveraging alternate and redundant manufacturing capabilities across our supply chain. The manufacturing site is now fully operational and we have filed a related insurance claim with the expectation to partially offset these expenses with future insurance recoveries.
As of June 30, 2021, we had approximately 1,327 full time employees worldwide. We believe that we have been successful in attracting skilled and experienced personnel in a competitive environment. Management believes that our human capital resources are adequate to perform all business functions.
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
While the impact on demand in aggregate does not appear to be material to our Company, we are continuing to watch the markets that we serve closely. We have stress tested our balance sheet under various significant downturn scenarios and, given our relatively low net debt position, cash on hand, access to our undrawn revolving loans under the Credit Agreement, and expected free cash flows, we are pleased with the strength of our balance sheet as we continue through this uncertain market environment.

Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2021 and 2020:

Business Segment Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Human Nutrition & Health	$111,471	$97,428	$215,987	$192,936
Animal Nutrition & Health	54,481	46,344	105,629	94,985
Specialty Products	34,022	28,194	62,030	56,190
Other and Unallocated (1)	2,391	1,389	4,375	3,680
Total	$202,365	$173,355	$388,021	$347,791

Business Segment Earnings From Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Human Nutrition & Health	$19,021	$15,497	$38,711	$27,632
Animal Nutrition & Health	3,561	6,430	8,617	14,474
Specialty Products	9,729	8,008	16,918	15,994
Other and Unallocated (1)	(1,718)	(3,018)	(3,078)	(4,905)
Total	$30,593	$26,917	$61,168	$53,195

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $466 and $700 for the three and six months ended June 30, 2021, respectively, and $746 and $2,018 for the three and six months ended June 30, 2020, respectively, and (ii) Unallocated amortization expense of $604 and $1,208 for the three and six months ended June 30, 2021, respectively, and $405 and $806 for the three and six months ended June 30, 2020, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

RESULTS OF OPERATIONS
(All amounts in thousands, except share and per share data)
Three months ended June 30, 2021 compared to three months ended June 30, 2020.
Net Earnings

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Net sales	$202,365	$173,355	$29,010	16.7%
Gross margin	59,447	55,380	4,067	7.3%
Operating expenses	28,854	28,463	391	1.4%
Earnings from operations	30,593	26,917	3,676	13.7%
Other (income) expense, net	574	944	(370)	(39.2)%
Income tax expense	7,288	4,848	2,440	50.3%
Net earnings	$22,731	$21,125	$1,606	7.6%

Net Sales

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Human Nutrition & Health	$111,471	$97,428	$14,043	14.4%
Animal Nutrition & Health	54,481	46,344	8,137	17.6%
Specialty Products	34,022	28,194	5,828	20.7%
Other	2,391	1,389	1,002	72.1%
Total	$202,365	$173,355	$29,010	16.7%

•The increase in net sales within the HNH segment for the three months ended June 30, 2021 as compared to 2020 was driven both by strong sales growth within food and beverage markets as well as higher sales within the Minerals and Nutrients business.
•The increase in net sales within the ANH segment for the three months ended June 30, 2021 compared to 2020 was primarily the result of higher sales in both Monogastric and Ruminant animal markets and a favorable impact related to changes in foreign currency exchange rates.
•The increase in Specialty Products segment sales for the three months ended June 30, 2021 compared to 2020 was primarily due to higher sales for products in both the plant nutrition business and the medical device sterilization market.
•Sales relating to Other increased from the prior year due to higher demand.

Gross Margin

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Gross margin	$59,447	$55,380	$4,067	7.3%
% of net sales	29.4%	31.9%

Gross margin as a percentage of sales decreased for the three months ended June 30, 2021 compared to 2020 primarily due to a significant increase in certain raw material and distribution costs and the costs associated with the recovery from the flash flood event, partially offset by favorable mix and overall manufacturing efficiencies.

Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Operating expenses	$28,854	$28,463	$391	1.4%
% of net sales	14.3%	16.4%
The increase in operating expenses was primarily due to an increase in certain higher compensation-related costs, partially offset by the prior year being negatively impacted by a goodwill impairment charge related to business formerly included in the Industrial Products segment, and a decrease in transaction and integration costs.

Earnings from Operations

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Human Nutrition & Health	$19,021	$15,497	$3,524	22.7%
Animal Nutrition & Health	3,561	6,430	(2,869)	(44.6)%
Specialty Products	9,729	8,008	1,721	21.5%
Other and unallocated	(1,718)	(3,018)	1,300	(43.1)%
Earnings from operations	$30,593	$26,917	$3,676	13.7%

% of net sales (operating margin)	15.1%	15.5%

•Earnings from operations for the HNH segment increased primarily due to the aforementioned higher sales and overall manufacturing efficiencies, partially offset by higher raw material and distribution costs and the costs associated with the recovery from the flash flood event that we experienced at our Verona, Missouri manufacturing site.
•ANH segment earnings from operations decreased primarily due to increases in raw material and distribution costs and the costs associated with the recovery from the flash flood event.
•The increase in earnings from operations for the Specialty Products segment was primarily due to the aforementioned higher sales, partially offset by increases in raw material and distribution costs.
•The increase in Other and unallocated was primarily driven by the prior year being negatively impacted by a goodwill impairment charge related to business formerly included in the Industrial Products segment and a decrease in transaction and integration costs, partially offset by an increase in costs related to a company-wide ERP implementation.

Other Expenses (Income)

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Interest expense	$608	$960	$(352)	(36.7)%
Other, net	(34)	(16)	(18)	112.5%
	$574	$944	$(370)	(39.2)%

Interest expense for the three months ended June 30, 2021 and 2020 was primarily related to outstanding borrowings under the Credit Agreement.

Income Tax Expense

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Income tax expense	$7,288	$4,848	$2,440	50.3%
Effective tax rate	24.3%	18.7%
The increase of effective tax rate was primarily due to a reduction in certain tax credits and lower tax benefits from stock-based compensation.

Six months ended June 30, 2021 compared to six months ended June 30, 2020.
Net Earnings

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Net sales	$388,021	$347,791	$40,230	11.6%
Gross margin	118,174	110,711	7,463	6.7%
Operating expenses	57,006	57,516	(510)	(0.9)%
Earnings from operations	61,168	53,195	7,973	15.0%
Other (income) expense, net	1,166	2,732	(1,566)	(57.3)%
Income tax expense	13,860	9,570	4,290	44.8%
Net earnings	$46,142	$40,893	$5,249	12.8%

Net Sales

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Human Nutrition & Health	$215,987	$192,936	$23,051	11.9%
Animal Nutrition & Health	105,629	94,985	10,644	11.2%
Specialty Products	62,030	56,190	5,840	10.4%
Other	4,375	3,680	695	18.9%
Total	$388,021	$347,791	$40,230	11.6%

•The increase in net sales within the HNH segment for the six months ended June 30, 2021 as compared to 2020 was primarily driven by both strong sales growth in the food and beverage markets, as well as higher sales of chelated minerals and choline nutrients.
•The increase in net sales within the ANH segment for the six months ended June 30, 2021 compared to 2020 was primarily the result of higher sales in both Monogastric and Ruminant animal markets and a favorable impact related to changes in foreign currency exchange rates.
•The increase in Specialty Products segment sales for the six months ended June 30, 2021 compared to 2020 was primarily due to higher sales of products in both the medical device sterilization market and plant nutrition business.
•Sales relating to Other increased from the prior year due to higher demand.

Gross Margin

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Gross margin	$118,174	$110,711	$7,463	6.7%
% of net sales	30.5%	31.8%
Gross margin as a percentage of sales decreased for the six months ended June 30, 2021 compared to 2020 primarily due to a significant increase in certain raw material and distribution costs and the costs associated with the recovery from the flash flood event that we experienced at our Verona, Missouri manufacturing site, partially offset by favorable mix and overall plant efficiencies.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Operating expenses	$57,006	$57,516	$(510)	(0.9)%
% of net sales	14.7%	16.5%
The decrease in operating expenses was primarily due to lower transaction and integration costs and the prior year being unfavorably impacted by a goodwill impairment charge related to business formerly included in the Industrial Products segment, partially offset by certain higher compensation-related costs.
Earnings from Operations

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Human Nutrition & Health	$38,711	$27,632	$11,079	40.1%
Animal Nutrition & Health	8,617	14,474	(5,857)	(40.5)%
Specialty Products	16,918	15,994	924	5.8%
Other and unallocated	(3,078)	(4,905)	1,827	(37.2)%
Earnings from operations	$61,168	$53,195	$7,973	15.0%

% of net sales (operating margin)	15.8%	15.3%

•Earnings from operations for the HNH segment increased primarily due to the aforementioned higher sales and overall manufacturing efficiencies, partially offset by higher raw material and distribution costs, and the costs associated with the recovery from the flash flood event that we experienced at our Verona, Missouri manufacturing site.
•ANH segment earnings from operations decreased primarily due to an increase in raw material costs and distribution costs along with the costs associated with the recovery from the flash flood event.
•The increase in earnings from operations for the Specialty Products segment was primarily due to the aforementioned higher sales, partially offset by higher raw material and distribution costs.
•The increase in Other and unallocated was primarily driven by the prior year being negatively impacted by a goodwill impairment charge related to business formerly included in the Industrial Products segment and a decrease in transaction and integration costs, partially offset by an increase in costs related to a company-wide ERP implementation.

Other Expenses (Income)

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Interest expense	$1,333	$2,656	$(1,323)	(49.8)%
Other, net	(167)	76	(243)	(319.7)%
	$1,166	$2,732	$(1,566)	(57.3)%
Interest expense for the six months ended June 30, 2021 and 2020 was primarily related to outstanding borrowings under the Credit Agreement.
Income Tax Expense

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Income tax expense	$13,860	$9,570	$4,290	44.8%
Effective tax rate	23.1%	19.0%
The increase of effective tax rate was primarily due to a reduction in certain tax credits, lower tax benefits from stock-based compensation, and higher enacted state tax rates.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)
During the six months ended June 30, 2021, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents decreased to $79,902 at June 30, 2021 from $84,571 at December 31, 2020. At June 30, 2021, the Company had $57,722 of cash and cash equivalents held by foreign subsidiaries.  We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds.  Working capital was $186,504 at June 30, 2021 as compared to $172,460 at December 31, 2020, an increase of $14,044. Working capital reflects the payment of the 2020 declared dividend in 2021 of $18,700, net payments on the revolving debt of $40,000, and capital expenditures and intangible assets acquired of $13,760.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Cash flows provided by operating activities	$76,389	$67,180	$9,209	13.7%
Cash flows used in investing activities	(13,520)	(13,593)	73	0.5%
Cash flows used in financing activities	(65,727)	(42,927)	(22,800)	(53.1)%
Operating Activities
The increase in cash flows from operating activities was primarily due to improved changes in assets and liabilities and increased earnings.

Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $13,760 and $13,265 for the six months ended June 30, 2021 and 2020, respectively.
Financing Activities
We borrowed $5,000 against the revolving loan and made total debt payments of $45,000 during the six months ended June 30, 2021, resulting in $376,431 available under the Credit Agreement as of June 30, 2021.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,654,520 shares have been purchased, and we had 66,055 shares remaining in treasury at June 30, 2021.  The Company repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. We also intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors.
Proceeds from stock options exercised were $3,886 and $6,802 for the six months ended June 30, 2021 and 2020, respectively.  Dividend payments were $18,700 and $16,704 for the six months ended June 30, 2021 and 2020, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 14 – Employee Benefit Plans.  The liability recorded in other long-term liabilities on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 was $1,429 and $1,374, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the plans.
On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of June 30, 2021 and December 31, 2020 was $5,714 and $3,581, respectively, and was included in other long-term obligations on our balance sheet. The related rabbi trust assets were $5,714 and $3,581 as of June 30, 2021 and December 31, 2020, respectively, and were included in other non-current assets on the balance sheets.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheets as of June 30, 2021 and December 31, 2020 were $945 and $950, respectively, and were included in other long-term obligations.

Critical Accounting Policies
There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2020 Annual Report on Form 10-K, during the six months ended June 30, 2021.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and six months ended June 30, 2021. Refer to Note 17, "Related Party Transactions".

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. In the second quarter of 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted above (see Note 19, "Derivative Instruments and Hedging Activities"). Additionally, as of June 30, 2021, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at June 30, 2021, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,236. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change. Additionally, as disclosed below in Part II, Item 1A, we are monitoring market risks related to the current COVID-19 pandemic very closely.

Interest Rate Risk
We have exposure to market risk for changes in interest rates, including the interest rate relating to the Credit Agreement. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 19, "Derivative Instruments and Hedging Activities"). As of June 30, 2021, the notional amount of our outstanding interest rate swap was $108,569.

Foreign Currency Exchange Risk
The financial condition and results of operations of our foreign subsidiaries are reported in Euros, Canadian Dollars, Malaysian Ringgits, Singapore Dollars, Australian Dollars, and Philippine Pesos and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Therefore, we are exposed to foreign currency exchange risk related to these currencies. In the second quarter of 2019, we entered into a cross-currency swap, with a notional amount of $108,569, which we designated as a hedge of our net investment in Chemogas (see Note 19, "Derivative Instruments and Hedging Activities").

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
(b)Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II.    Other Information

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2C.     Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the six months ended June 30, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	—	$—	—	$123,071,229
February 1-28, 2021	13,475	$118.41	13,475	$139,860,344
March 1-31, 2021	—	$—	—	$139,860,344
First Quarter	13,475		13,475

April 1-30, 2021	16,838	$119.89	16,838	$139,592,155
May 1-31, 2021	51,623	$129.34	51,623	$143,914,129
June 1-30, 2021	4,188	$129.99	4,188	$144,099,802
Second Quarter	72,649		72,649

Total	86,124		86,124

(1) We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,654,520 shares have been purchased, of which 66,055 shares remained in treasury at June 30, 2021. There is no expiration for this program.

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

Date: July 30, 2021