Form 10-Q
period 2021-09-30
BALCHEM CORP
filed 2021-10-29
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2021
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 21, 2021, the registrant had 32,381,611 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

Assets	September 30, 2021 (unaudited)	December 31, 2020
Current assets:
Cash and cash equivalents	$90,013	$84,571
Accounts receivable, net of allowance for doubtful accounts of $930 and $2,092 at September 30, 2021 and December 31, 2020 respectively	110,711	98,214
Inventories	81,925	70,620
Prepaid expenses	9,604	6,598
Prepaid income taxes	4,115	3,447
Other current assets	3,907	3,438
Total current assets	300,275	266,888

Property, plant and equipment, net	229,798	228,096
Goodwill	525,419	529,463
Intangible assets with finite lives, net	101,283	121,660
Right of use assets	9,280	8,410
Other assets	13,294	11,326
Total assets	$1,179,349	$1,165,843

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$37,942	$23,742
Accrued expenses	44,452	29,655
Accrued compensation and other benefits	19,889	19,753
Dividends payable	200	18,941
Lease liabilities - current	2,443	2,337
Total current liabilities	104,926	94,428

Revolving loan	108,569	163,569
Deferred income taxes	51,332	51,359
Lease liabilities - non-current	6,989	6,079
Derivative liabilities	4,944	11,658
Other long-term obligations	13,511	10,517
Total liabilities	290,271	337,610

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,467,909 shares issued and 32,382,637 shares outstanding at September 30, 2021 and 32,448,705 shares issued and 32,372,621 outstanding at December 31, 2020, respectively	2,165	2,164
Additional paid-in capital	172,676	173,029
Retained earnings	727,895	656,740
Accumulated other comprehensive income	(2,578)	4,173
Treasury stock, at cost: 85,272 and 76,084 shares at September 30, 2021 and December 31, 2020, respectively	(11,080)	(7,873)
Total stockholders' equity	889,078	828,233

Total liabilities and stockholders' equity	$1,179,349	$1,165,843
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$197,869	$175,140	$585,890	$522,931

Cost of sales	136,935	118,772	406,782	355,852

Gross margin	60,934	56,368	179,108	167,079

Operating expenses:
Selling expenses	15,478	14,224	45,248	43,490
Research and development expenses	3,156	2,692	8,804	7,961
General and administrative expenses	9,787	10,424	31,375	33,405
	28,421	27,340	85,427	84,856

Earnings from operations	32,513	29,028	93,681	82,223

Other expenses:
Interest expense, net	556	953	1,889	3,609
Other (income) expense, net	(128)	168	(295)	244
	428	1,121	1,594	3,853

Earnings before income tax expense	32,085	27,907	92,087	78,370

Income tax expense	7,072	6,339	20,932	15,909

Net earnings	$25,013	$21,568	$71,155	$62,461

Net earnings per common share - basic	$0.78	$0.67	$2.21	$1.94

Net earnings per common share - diluted	$0.77	$0.66	$2.18	$1.92
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net earnings	$25,013	$21,568	$71,155	$62,461

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,362)	4,313	(7,981)	7,440
Unrealized gain (loss) on cash flow hedge	341	227	1,204	(2,659)
Change in postretirement benefit plans	11	137	26	(434)
Other comprehensive (loss) income	(3,010)	4,677	(6,751)	4,347

Comprehensive income	$22,003	$26,245	$64,404	$66,808
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2021 and 2020
(In thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Treasury Stock		Additional Paid-in Capital
				Shares	Amount	Shares	Amount
Balance - December 31, 2020	$828,233	$656,740	$4,173	32,448,705	$2,164	(76,084)	$(7,873)	$173,029
Net earnings	23,411	23,411	—	—	—	—	—	—
Other comprehensive (loss)	(5,624)	—	(5,624)	—	—	—	—	—
Treasury shares purchased	(1,596)	—	—	—	—	(13,475)	(1,596)	—
Shares and options issued under stock plans	5,068	—	—	22,314	1	70,470	7,259	(2,192)
Balance - March 31, 2021	849,492	680,151	(1,451)	32,471,019	2,165	(19,089)	(2,210)	170,837
Net earnings	22,731	22,731	—	—	—	—	—	—
Other comprehensive income	1,883	—	1,883	—	—	—	—	—
Treasury shares purchased	(9,240)	—	—	—	—	(72,649)	(9,240)	—
Shares and options (canceled) issued under stock plans	4,776	—	—	(190)	—	25,683	2,978	1,798
Balance - June 30, 2021	869,642	702,882	432	32,470,829	2,165	(66,055)	(8,472)	172,635
Net earnings	25,013	25,013	—	—	—	—	—	—
Other comprehensive (loss)	(3,010)	—	(3,010)	—	—	—	—	—
Treasury shares purchased	(7,926)	—	—	—	—	(61,075)	(7,926)	—
Shares and options (canceled) issued under stock plans	5,359	—	—	(2,920)	—	41,858	5,318	41
Balance - September 30, 2021	$889,078	$727,895	$(2,578)	32,467,909	$2,165	(85,272)	$(11,080)	$172,676
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
For the three and nine months ended September 30, 2021 and 2020
(In thousands, except share and per share data)

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

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$71,155	$62,461

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	36,622	38,349
Stock compensation expense	8,809	6,755
Deferred income taxes	(806)	532
Provision for doubtful accounts	105	250
Unrealized (gain)/loss on foreign currency transaction and deferred compensation	(534)	153
Asset impairment charge	—	1,915
(Gain)/Loss on disposal of assets	(996)	57
Changes in assets and liabilities
Accounts receivable	(14,088)	(4,979)
Inventories	(11,736)	6,802
Prepaid expenses and other current assets	(3,793)	(844)
Accounts payable and accrued expenses	30,467	(6,978)
Income taxes	(681)	(1,957)
Other	1,499	24
Net cash provided by operating activities	116,023	102,540

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(22,391)	(20,552)
Proceeds from insurance and sale of assets	1,272	22
Purchase of convertible note	—	(850)
Net cash used in investing activities	(21,119)	(21,380)

Cash flows from financing activities:
Proceeds from revolving loan	5,000	10,000
Principal payments on revolving loan	(60,000)	(65,000)
Principal payments on finance lease	(118)	(112)
Proceeds from stock options exercised	6,351	8,179
Dividends paid	(18,704)	(16,704)
Purchase of treasury stock	(18,762)	(5,982)
Net cash used in financing activities	(86,233)	(69,619)

Effect of exchange rate changes on cash	(3,229)	1,754

Increase in cash and cash equivalents	5,442	13,295

Cash and cash equivalents beginning of period	84,571	65,672
Cash and cash equivalents end of period	$90,013	$78,967
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)

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
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results expected for the full year or any interim period.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
Recent Accounting Pronouncements
Recently Issued Accounting Standards
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, this Standard Update is in effect from March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The Company is currently evaluating the impact of this pronouncement on the consolidated financial statements and disclosures.
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The effective date of this Standard Update is for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Standard Update may be adopted either using the prospective or retrospective transition approach and could also be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted the new Standard on January 1, 2021. The Standard did not have a significant impact on the Company's consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.”  The guidance contained in this ASU requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider.  This ASU became effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The Standard may be adopted either using the prospective or retrospective transition approach.  The Company adopted the new Standard on January 1, 2020. The Standard Update did not have a significant impact on the Company’s consolidated financial statements and disclosures.

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
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”, which addresses changes to the testing for goodwill impairment by eliminating Step 2 of the process. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted the new Standard on January 1, 2020. This ASU did not have a significant impact on the Company’s consolidated financial statements.
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

NOTE 2 – STOCKHOLDERS’ EQUITY
STOCK-BASED COMPENSATION
The Company’s results for the three and nine months ended September 30, 2021 and 2020 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the		Increase/(Decrease) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$444	$320	$1,188	$895
Operating expenses	2,451	1,935	7,621	5,860
Net earnings	(2,232)	(1,718)	(6,801)	(5,137)
As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option is exercisable after ten years from the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2021, the plans had 697,707 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, three to four years for employee restricted stock awards, three years for employee performance share awards, and three to four years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2021 and 2020 is summarized below:

For the nine months ended September 30, 2021	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2020	858	$80.58	$29,735
Granted	129	119.12
Exercised	(100)	63.49
Forfeited	(10)	106.93
Canceled	(1)	74.57
Outstanding as of September 30, 2021	876	$87.91	$50,090	6.6

Exercisable as of September 30, 2021	540	$74.81	$37,961	5.5

For the nine months ended September 30, 2020	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2019	951	$68.18	$31,814
Granted	150	111.51
Exercised	(159)	51.51
Forfeited	(10)	94.27
Canceled	—	—
Outstanding as of September 30, 2020	932	$77.72	$20,638	6.5

Exercisable as of September 30, 2020	589	$67.66	$17,644	5.2
ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 33% and 26%; risk-free interest rates of 0.5% and 1.4%; and expected lives of 4.9 years and 3.8 years, in each case for the nine months ended September 30, 2021 and 2020, respectively.
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

Other information pertaining to option activity during the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average fair value of options granted	$—	$28.59	$33.11	$23.24
Total intrinsic value of stock options exercised ($000s)	$3,196	$1,517	$6,927	$7,888

Non-vested restricted stock activity for the nine months ended September 30, 2021 and 2020 is summarized below:

	Nine Months Ended September 30,
	2021		2020
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	159	$90.71	138	$80.03
Granted	38	119.59	38	109.95
Vested	(16)	86.79	(21)	67.60
Forfeited	(5)	95.71	(4)	93.35
Non-vested balance as of September 30	176	$97.17	151	$89.45

Non-vested performance share activity for the nine months ended September 30, 2021 and 2020 is summarized below:

	Nine Months Ended September 30,
	2021		2020
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	71	$91.99	70	$81.26
Granted	36	108.74	20	126.46
Vested	(24)	70.64	(8)	104.15
Forfeited	(11)	74.57	(11)	82.71
Non-vested balance as of September 30	72	$110.22	71	$91.99

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 0.2% and 1.4%; dividend yields of 0.6% and 0.5%; volatilities of 33% and 24%; and initial TSR’s of 11.7% and 10.9%, in each case for the nine months ended September 30, 2021 and 2020, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of September 30, 2021 and 2020, there was $16,498 and $14,876, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2021, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.4 years. The Company estimates that share-based compensation expense for the year ended December 31, 2021 will be approximately $11,900.
REPURCHASE OF COMMON STOCK
The Company has an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,715,595 shares have been purchased, of which 85,272 shares remained in treasury at September 30, 2021. The Company repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. The Company also intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. During the nine months ended September 30, 2021 and 2020, the Company purchased 147,199 and 63,729 shares, respectively, from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes and from open market purchases. These shares were purchased at an average cost of $127.46 and $93.87, respectively.

NOTE 3 – INVENTORIES
Inventories at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$20,876	$24,536
Work in progress	14,779	3,050
Finished goods	46,270	43,034
Total inventories	$81,925	$70,620

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
Land	$11,826	$12,215
Building	88,573	86,873
Equipment	251,618	247,884
Construction in progress	43,373	31,240
	395,390	378,212
Less: accumulated depreciation	165,592	150,116
Property, plant and equipment, net	$229,798	$228,096

NOTE 5 – INTANGIBLE ASSETS
The Company had goodwill in the amount of $525,419 and $529,463 as of September 30, 2021 and December 31, 2020, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The decrease in goodwill is due to foreign exchange translation adjustments.

Identifiable intangible assets with finite lives at September 30, 2021 and December 31, 2020 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 9/30/2021	Accumulated Amortization at 9/30/2021	Gross Carrying Amount at 12/31/2020	Accumulated Amortization at 12/31/2020
Customer relationships & lists	10-20	$240,992	$169,690	$243,557	$158,051
Trademarks & trade names	2-17	43,140	28,047	43,208	24,974
Developed technology	5-12	20,288	14,409	20,437	13,693
Other	2-18	23,554	14,545	22,861	11,685
		$327,974	$226,691	$330,063	$208,403
Amortization of identifiable intangible assets was approximately $6,155 and $18,868 for the three and nine months ended September 30, 2021, respectively, and $6,911 and $20,875 for the three and nine months ended September 30, 2020, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $6,134 for the remainder of 2021, $22,999 for 2022, $19,407 for 2023, $10,573 for 2024, $6,327 for 2025 and $4,986 for 2026. At September 30, 2021 and 2020, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2021 and 2020.

NOTE 6 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company receives up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $142 and $416 for the three and nine months ended September 30, 2021, respectively, and $143 and $423 for the three and nine months ended September 30, 2020, respectively, relating to its portion of the joint venture's expenses in other expense. The Company made capital contributions to the investment, net of return of capital, totaling $46 and $31 for the three and nine months ended September 30, 2021, respectively, and $25 and $823 for the three and nine months ended September 30, 2020, respectively. The carrying value of the joint venture at September 30, 2021 and December 31, 2020 is $4,586 and $4,971, respectively, and is recorded in other assets.

NOTE 7 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into a credit agreement (the "Credit Agreement"), which replaced the existing credit facility that had provided for a senior secured term loan of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan, which was due May 2019. As of September 30, 2021 and December 31, 2020, the total balance outstanding on the Credit Agreement amounted to $108,569 and $163,569, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 1.086% at September 30, 2021.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.15% at September 30, 2021).  The unused portion of the revolving loan amounted to $391,431 at September 30, 2021.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.

Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement, which is not materially different than the effective interest method.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method. Capitalized costs net of accumulated amortization totaled $491 and $703 at September 30, 2021 and December 31, 2020, respectively, and are included in other assets on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $71 and $212, for both the three and nine months ended September 30, 2021 and 2020, and are included in interest expense in the accompanying condensed consolidated statements of earnings.
The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At September 30, 2021, the Company was in compliance with these covenants.  Indebtedness under the Company’s Credit Agreement is secured by assets of the Company.

NOTE 8 – NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Earnings - Basic and Diluted	$25,013	$21,568	$71,155	$62,461

Shares (000s)
Weighted Average Common Shares - Basic	32,194	32,206	32,227	32,174
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	450	310	424	326
Weighted Average Common Shares - Diluted	32,644	32,516	32,651	32,500

Net Earnings Per Share - Basic	$0.78	$0.67	$2.21	$1.94
Net Earnings Per Share - Diluted	$0.77	$0.66	$2.18	$1.92
The number of anti-dilutive shares were 151,924 and 156,238 for the three and nine months ended September 30, 2021, respectively, and 172,122 and 215,271 for the three and nine months ended September 30, 2020, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 9 – INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2021 and 2020, was 22.0% and 22.7%, respectively, and 22.7% and 20.3% for the nine months ended September 30, 2021 and 2020. The decrease in the effective tax rate for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to higher tax benefits from stock-based compensation and the prior year being negatively impacted by clarifying regulations related to tax reform. The increase in the effective tax rate for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a reduction in certain tax credits, lower tax benefits from stock-based compensation, and higher enacted state tax rates.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2021, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2016. As of September 30, 2021 and December 31, 2020, the Company had approximately $5,673 and $5,335, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s condensed consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the condensed consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2021 and December 31, 2020 was approximately $2,039 and $1,845, respectively, and is included in other long-term obligations.

NOTE 10 – SEGMENT INFORMATION
The Company reports three business segments: Human Nutrition & Health, Animal Nutrition & Health, and Specialty Products. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated."
Human Nutrition & Health
The Human Nutrition & Health ("HNH") segment provides human grade choline nutrients and mineral amino acid chelated products through this segment for nutrition and health applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. HNH's mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Proprietary technology has been combined to create an organic molecule in a form the body can readily assimilate. Sales growth for human nutrition applications is reliant on differentiation from lower-cost competitive products through scientific data, intellectual property and customers' appreciation of brand value. Consequently, the Company makes investments in such activities for long-term value differentiation. This segment also serves the food and beverage industry for beverage, bakery, dairy, confectionary, and savory manufacturers. The Company partners with its customers from ideation through commercialization to bring on-trend beverages, baked goods, confections, dairy and meat products to market. The Company has expertise in trends analysis and product development. When combined with its strong manufacturing capabilities in customized spray dried and emulsified powders, extrusion and agglomeration, blended lipid systems, liquid flavor delivery systems, juice and dairy bases, chocolate systems, as well as ice cream bases and variegates, the Company is a one-stop solutions provider for beverage and dairy product development needs. Additionally, this segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, sports and protein bars, dietary plans, and nutritional supplements. The Company also creates cereal systems for ready-to-eat cereals, grain-based snacks, and cereal based ingredients.
Animal Nutrition & Health
The Company’s Animal Nutrition & Health ("ANH") segment provides nutritional products derived from its microencapsulation and chelation technologies in addition to basic choline chloride. For ruminant animals, ANH’s microencapsulated products boost health and milk production, delivering nutrient supplements that are biologically available, providing required nutritional levels. The Company’s proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for monogastric animal health, predominantly to the poultry, pet and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. In poultry, choline deficiency can result in reduced growth rates and perosis in young birds, while in swine production choline is a necessary and required component of gestating and lactating sow diets for both liver health and prevention of leg deformity.
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
Specialty Products
Ethylene oxide, at the 100% level and blended with carbon dioxide, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Specialty Products' 100% ethylene oxide product and blends are distributed worldwide in specially designed, reusable and recyclable drum and cylinder packaging, to assure compliance with safety, quality and environmental standards as outlined by the applicable regulatory agencies in the countries our products are shipped to. The Company’s inventory of these specially built drums and cylinders, along with its five filling facilities, represents a significant capital investment. Contract sterilizers and medical device manufacturers are principal customers for this product. The Company also sells single use canisters with 100% ethylene oxide for use in sterilizing re-usable devices typically processed in autoclave units in hospitals. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.
The Company also distributes a number of other gases for various uses, most notably propylene oxide and ammonia. Propylene oxide is marketed and sold in the U.S. as a fumigant to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in certain shell and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes. The Company distributes its propylene oxide product in the U.S. primarily in recyclable, single-walled, carbon steel cylinders according to standards outlined by the Environmental Protection Agency ("EPA") and the Department of Transportation ("DOT"). Propylene oxide is also sold worldwide to customers in approved reusable and recyclable drum and cylinder packaging for various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings. Ammonia is used primarily as a refrigerant, and also for heat treatment of metals and various chemical synthesis applications, and is distributed in reusable and recyclable drum and cylinder packaging, which are approved for use in the countries these products are shipped to. The Company's inventory of cylinders for these products also represents a significant capital investment.
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
The segment information is summarized as follows:

Business Segment Assets	September 30, 2021	December 31, 2020
Human Nutrition & Health	$728,215	$717,232
Animal Nutrition & Health	157,647	157,454
Specialty Products	185,001	190,449
Other and Unallocated (1)	108,486	100,708
Total	$1,179,349	$1,165,843

Business Segment Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Human Nutrition & Health	$111,200	$103,589	$327,187	$296,525
Animal Nutrition & Health	56,192	46,354	161,821	141,339
Specialty Products	27,615	23,003	89,645	79,193
Other and Unallocated (2)	2,862	2,194	7,237	5,874
Total	$197,869	$175,140	$585,890	$522,931

Business Segment Earnings Before Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Human Nutrition & Health	$19,801	$17,499	$58,512	$45,131
Animal Nutrition & Health	7,442	7,011	16,059	21,485
Specialty Products	6,455	5,348	23,373	21,342
Other and Unallocated (2)	(1,185)	(830)	(4,263)	(5,735)
Interest and other expense	(428)	(1,121)	(1,594)	(3,853)
Total	$32,085	$27,907	$92,087	$78,370

Depreciation/Amortization	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Human Nutrition & Health	$7,472	$8,188	$22,486	$24,047
Animal Nutrition & Health	1,932	1,842	5,512	5,390
Specialty Products	1,997	2,461	6,351	7,225
Other and Unallocated (2)	758	564	2,273	1,687
Total	$12,159	$13,055	$36,622	$38,349

Capital Expenditures	Nine Months Ended September 30,
	2021	2020
Human Nutrition & Health	$14,492	$13,481
Animal Nutrition & Health	4,557	3,958
Specialty Products	2,281	1,542
Other and Unallocated (2)	238	298
Total	$21,568	$19,279

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $305 and $1,005 for the three and nine months ended September 30, 2021, respectively, and $161 and $2,179 for the three and nine months ended September 30, 2020, respectively, and (ii) Unallocated amortization expense of $675 and $2,024 for the three and nine months ended September 30, 2021, respectively, and $470 and $1,417 for the three and nine months ended September 30, 2020, respectively, related to an intangible asset in connection with a company-wide ERP system implementation and capitalized loan issuance costs that were included in interest expense in the Company's consolidated statement of earnings.

NOTE 11 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.
The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product Sales	$188,573	$164,254	$557,683	$494,857
Co-manufacturing	7,473	8,427	21,629	21,803
Bill and Hold	—	763	—	1,158
Consignment	829	602	3,260	1,916
Product Sales Revenue	196,875	174,046	582,572	519,734
Royalty Revenue	994	1,094	3,318	3,197
Total Revenue	$197,869	$175,140	$585,890	$522,931
The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$142,313	$131,305	$427,352	$380,450
Foreign Countries	55,556	43,835	158,538	142,481
Total Revenue	$197,869	$175,140	$585,890	$522,931

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the nine months ended September 30, 2021 and 2020 for income taxes and interest is as follows:

	Nine Months Ended September 30,
	2021	2020
Income taxes	$19,563	$15,167
Interest	$3,492	$4,069

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income/(loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net foreign currency translation adjustment	$(3,362)	$4,313	$(7,981)	$7,440

Net change of cash flow hedge (see Note 19 for further information)
Unrealized gain (loss) on cash flow hedge	450	299	1,583	(3,585)
Tax	(109)	(72)	(379)	926
Net of tax	341	227	1,204	(2,659)

Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of prior service cost	18	18	55	56
Amortization of gain	(4)	(12)	(16)	(38)
Prior service credit	—	—	(4)	—
Total before tax	14	6	35	18
Tax	(3)	2	(9)	3
Adjustment (1)	—	129	—	(455)
Net of tax and adjustment	11	137	26	(434)

Total other comprehensive (loss) income	$(3,010)	$4,677	$(6,751)	$4,347

(1) One time adjustment to the postretirement account.

Included in "Net foreign currency translation adjustment" were gains of $1,715 and $3,888, related to a net investment hedge, which were net of taxes of $553 and $1,243 for the three and nine months ended September 30, 2021, respectively. Included in "Net foreign currency translation adjustment" were losses of $3,891 and $986, related to a net investment hedge, which were net of taxes of $1,244 and $330 for the three and nine months ended September 30, 2020, respectively. See Note 19, "Derivative Instruments and Hedging Activities."
Accumulated other comprehensive income/(loss) at September 30, 2021 and December 31, 2020 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2020	$7,653	$(3,684)	$204	$4,173
Other comprehensive (loss) income	(7,981)	1,204	26	(6,751)
Balance September 30, 2021	$(328)	$(2,480)	$230	$(2,578)

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
Net periodic benefit costs for such retirement medical plans were as follows:

	Nine Months Ended September 30,
	2021	2020
Service cost	$65	$51
Interest cost	17	19
Amortization of prior service cost	55	56
Amortization of gain	(18)	(38)
Net periodic benefit cost	$119	$88
The amount recorded for these obligations on the Company’s balance sheets as of September 30, 2021 and December 31, 2020 is $1,456 and $1,374, respectively, and are included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $100 per year.
Defined Benefit Pension Plan
On May 27, 2019, the Company acquired Chemogas Holding NV, a privately held specialty gases company headquartered in Grimbergen, Belgium ("Chemogas"), which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on the Company's consolidated balance sheets as of September 30, 2021 and December 31, 2020 were $934 and $950, respectively, and were included in other long-term obligations.

Net periodic benefit costs for such benefit pensions plan were as follows:

	Nine Months Ended September 30,
	2021	2020
Service cost with interest to end of year	$52	$78
Interest cost	11	15
Expected return on plan assets	(26)	(12)
Amortization of loss	2	—
Total net periodic benefit cost	$39	$81
Deferred Compensation Plan
On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability was $6,077 and $3,581 as of September 30, 2021 and December 31, 2020, respectively, and was included in other long-term obligations on the Company’s consolidated balance sheets. The related rabbi trust assets were $6,076 and $3,581 as of September 30, 2021 and December 31, 2020, respectively, and were included in other non-current assets on the Company's consolidated balance sheets.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at September 30, 2021 are as follows:

Year
October 1, 2021 to December 31, 2021	$828
2022	2,469
2023	1,854
2024	1,597
2025	985
2026	664
Thereafter	2,428
Total minimum lease payments	$10,825

The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983 because of dioxin contamination on portions of the site. Remediation was conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources. While BCP Ingredients, Inc. ("BCP"), the Company's subsidiary that operates the site, must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the facility for potential liabilities associated with the Superfund site. In September 2020, BCP received a General Notice Letter from the EPA regarding BCP's potential liability for 1,4 dioxane contamination at the site. BCP currently believes that the 1,4 dioxane contamination is associated with the former owner’s operations and has engaged experts to study site conditions and hydrogeology in connection with preparing its responses.
From time to time, the Company is a party to various litigation, claims and assessments.  Management believes that the ultimate outcome of such matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2021 and December 31, 2020 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at September 30, 2021 and December 31, 2020 includes $813 and $817 in money market funds, respectively.
Non-current assets at September 30, 2021 and December 31, 2020 includes $6,076 and $3,581, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
The Company also has derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which are included in derivative assets or derivative liabilities, in the consolidated balance sheets (see Note 19, "Derivative Instruments and Hedging Activities"). The fair values of these derivative instruments are determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities. The derivative liability related to the cross-currency swap was $1,662 and $6,793 at September 30, 2021 and December 31, 2020, respectively. The derivative liability related to the interest rate swap was $3,282 and $4,865 at September 30, 2021 and December 31, 2020, respectively.

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
Payments for the services the Company provided amounted to $901 and $2,648 for the three and nine months ended September 30, 2021, respectively, and $834 and $2,544 for the three and nine months ended September 30, 2020, respectively. The raw materials purchased and subsequently sold amounted to $6,419 and $18,461 for the three and nine months ended September 30, 2021, respectively, and $2,716 and $10,330 for the three and nine months ended September 30, 2020, respectively. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $4,944 and $14,545 for the three and nine months ended September 30, 2021, respectively, and $2,382 and $9,123 for the three and nine months ended September 30, 2020, respectively. At September 30, 2021 and December 31, 2020, the Company had receivables of $4,657 and $2,809, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. The Company also had payables of $3,109 and $2,239, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. In addition, the Company had receivables in the amount of $4 and $72 related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables as of September 30, 2021 and December 31, 2020, respectively. The Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of September 30, 2021 and December 31, 2020, respectively.

NOTE 18 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the right of use asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from September 30, 2021. In addition, the Company has historically not been exercising purchase options under the equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with new leases. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.
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
In connection with its December 2019 acquisition of Zumbro River Brand, Inc., the Company assumed the finance lease commitment for a warehouse, with an expiration date of March 31, 2033. The warehouse can be purchased at a pre-determined price beginning in 2023. At September 30, 2021 and December 31, 2020, the Company had finance lease liabilities of $2,510 and $2,631, respectively, which were recorded under lease liabilities (current and non-current) in the consolidated balance sheet.
Right of use assets and lease liabilities at September 30, 2021 and December 31, 2020 are summarized as follows:

Right of use assets	September 30, 2021	December 31, 2020
Operating leases	$6,868	$5,838
Finance leases	2,412	2,572
Total	$9,280	$8,410

Lease liabilities - current	September 30, 2021	December 31, 2020
Operating leases	$2,278	$2,178
Finance leases	165	159
Total	$2,443	$2,337

Lease liabilities - non-current	September 30, 2021	December 31, 2020
Operating leases	$4,644	$3,607
Finance leases	2,345	2,472
Total	$6,989	$6,079

For the three and nine months ended September 30, 2021 and 2020, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease Cost
Operating lease cost	$788	$702	$2,274	$2,179

Finance Lease cost
Amortization of ROU asset	52	157	157	157
Interest on lease liabilities	32	104	98	104
Total finance lease	84	261	255	261

Total lease cost	$872	$963	$2,529	$2,440

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$761	$710	$2,249	$2,193
Operating cash flows from finance leases	32	104	98	104
Financing cash flows from finance leases	40	112	118	112
	$833	$926	$2,465	$2,409

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$502	$—	$2,914	$(98)
Right-of-use assets obtained in exchange for new finance lease liabilities, net of right-of-use assets disposed	$—	$2,782	$—	$2,782

Weighted-average remaining lease term - operating leases	4.32 years	5.11 years	4.32 years	5.11 years
Weighted-average remaining lease term - finance leases	11.67 years	12.50 years	11.67 years	12.50 years

Weighted-average discount rate - operating leases	3.7%	4.7%	3.7%	4.7%
Weighted-average discount rate - finance leases	5.1%	5.1%	5.1%	5.1%

Rent expense charged to operations under operating lease agreements for the three and nine months ended September 30, 2021 aggregated to approximately $788 and $2,274, respectively, and $702 and $2,179 for the three and nine months ended September 30, 2020, respectively.

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
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on the notional amount of the interest rate swap. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the Credit Agreement. The net interest expense related to the interest rate swap contract was $538 and $1,593 for the three and nine months ended September 30,

2021, and $515 and $1,066 for the three and nine months ended September 30, 2020, respectively, were recorded in the condensed consolidated statements of operations under interest expense, net.
At the same time, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $563 and $1,682 for the three and nine months ended September 30, 2021, and $562 and $1,706 for the three and nine months ended September 30, 2020, respectively, which were recorded in the condensed consolidated statements of operations under interest expense, net.
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
As of September 30, 2021 and December 31, 2020, the fair value of the derivative instruments is presented as follows in the Company's condensed consolidated balance sheets:

Derivative liabilities	September 30, 2021	December 31, 2020
Interest rate swap	$3,282	$4,865
Cross-currency swap	1,662	6,793
Derivative liabilities	$4,944	$11,658
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
As of September 30, 2021, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments was recorded in accumulated other comprehensive income.
Losses and gains on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the three and nine months ended September 30, 2021 and 2020:

	Location within Statements of Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Cash flow hedge (interest rate swap), net of tax	Unrealized gain/(loss) on cash flow hedge, net	$341	$227	$1,204	$(2,659)
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	1,715	(3,891)	3,888	(986)
Total		$2,056	$(3,664)	$5,092	$(3,645)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share and per share data)
This report contains forward-looking statements, within the meaning of Section 21E of the Exchange Act, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2020 and other factors that may be identified elsewhere in this report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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
As of September 30, 2021, we had approximately 1,305 full time employees worldwide. We believe that, over time, we have been successful in attracting skilled and experienced personnel in a competitive environment and management believes that our human capital resources have been adequate to perform all business functions. Recent macro-economic challenges have created certain labor shortages which have impacted operations in select geographies. Management believes these impacts are transitory and that, over time, our human capital resources will be adequate to perform needed business functions.
COVID-19 Pandemic Response
The COVID-19 response effort has been a primary focus for us since early last year. Our focus has been on employee safety first, keeping our manufacturing sites operational, satisfying customer needs, preserving cash and ensuring strong liquidity, and responding to changes in this dynamic market environment as appropriate.
As a result of our broad based risk mitigation efforts of the direct impacts of the Covid-19 pandemic, our manufacturing sites have been operating at near normal conditions, our research and development teams have continued to innovate in our laboratories, and all of our other employees have been effectively carrying on their responsibilities and functions remotely or in a reduced density hybrid setting.
We are increasingly focused on managing the extraordinary supply chain disruptions that are challenging the markets we operate within that are, at least in part, related to the pandemic and/or the global recovery from the pandemic. We are experiencing severe input cost inflation, raw material shortages, logistics disruptions, and labor availability issues. These indirect pandemic related challenges have accelerated as 2021 has progressed and are likely to continue for some time.
Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and nine months ended September 30, 2021 and 2020:

Business Segment Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Human Nutrition & Health	$111,200	$103,589	$327,187	$296,525
Animal Nutrition & Health	56,192	46,354	161,821	141,339
Specialty Products	27,615	23,003	89,645	79,193
Other and Unallocated (1)	2,862	2,194	7,237	5,874
Total	$197,869	$175,140	$585,890	$522,931

Business Segment Earnings From Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Human Nutrition & Health	$19,801	$17,499	$58,512	$45,131
Animal Nutrition & Health	7,442	7,011	16,059	21,485
Specialty Products	6,455	5,348	23,373	21,342
Other and Unallocated (1)	(1,185)	(830)	(4,263)	(5,735)
Total	$32,513	$29,028	$93,681	$82,223

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $305 and $1,005 for the three and nine months ended September 30, 2021, respectively, and $161 and $2,179 for the three and nine months ended September 30, 2020, respectively, and (ii) Unallocated amortization expense of $604 and $1,812 for the three and nine months ended September 30, 2021, respectively, and $399 and $1,205 for the three and nine months ended September 30, 2020, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

RESULTS OF OPERATIONS
(In thousands, except share and per share data)
Three months ended September 30, 2021 compared to three months ended September 30, 2020.
Net Earnings

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Net sales	$197,869	$175,140	$22,729	13.0%
Gross margin	60,934	56,368	4,566	8.1%
Operating expenses	28,421	27,340	1,081	4.0%
Earnings from operations	32,513	29,028	3,485	12.0%
Other (income) expense, net	428	1,121	(693)	(61.8)%
Income tax expense	7,072	6,339	733	11.6%
Net earnings	$25,013	$21,568	$3,445	16.0%

Net Sales

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Human Nutrition & Health	$111,200	$103,589	$7,611	7.3%
Animal Nutrition & Health	56,192	46,354	9,838	21.2%
Specialty Products	27,615	23,003	4,612	20.0%
Other	2,862	2,194	668	30.4%
Total	$197,869	$175,140	$22,729	13.0%

•The increase in net sales within the HNH segment for the three months ended September 30, 2021 as compared to 2020 was driven by strong sales growth within the minerals and nutrients business.
•The increase in net sales within the ANH segment for the three months ended September 30, 2021 compared to 2020 was the result of higher sales in both monogastric and ruminant animal markets.
•The increase in Specialty Products segment sales for the three months ended September 30, 2021 compared to 2020 was due to higher sales of products in both the plant nutrition business and the medical device sterilization market.
•Sales relating to Other increased from the prior year due to higher demand.

Gross Margin

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Gross margin	$60,934	$56,368	$4,566	8.1%
% of net sales	30.8%	32.2%

Gross margin as a percentage of sales decreased for the three months ended September 30, 2021 compared to 2020 primarily due to a significant increase in certain manufacturing input costs and distribution costs, partially offset by higher average selling prices.

Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Operating expenses	$28,421	$27,340	$1,081	4.0%
% of net sales	14.4%	15.6%
The increase in operating expenses was primarily due to higher selling expenses, driven by an increase in compensation-related costs, and an increase in research and development, partially offset by the timing of an insurance recovery.

Earnings from Operations

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Human Nutrition & Health	$19,801	$17,499	$2,302	13.2%
Animal Nutrition & Health	7,442	7,011	431	6.1%
Specialty Products	6,455	5,348	1,107	20.7%
Other and unallocated	(1,185)	(830)	(355)	42.8%
Earnings from operations	$32,513	$29,028	$3,485	12.0%

% of net sales (operating margin)	16.4%	16.6%

•Earnings from operations for the HNH segment increased primarily due to the aforementioned higher sales, favorable mix, and the timing of an insurance recovery, partially offset by higher manufacturing input costs and distribution costs.
•ANH segment earnings from operations increased due to the aforementioned higher sales, partially offset by increases in manufacturing input costs and distribution costs.
•The increase in earnings from operations for the Specialty Products segment was primarily due to the aforementioned higher sales, partially offset by increases in manufacturing input costs and distribution costs.
•The decrease in Other and unallocated was primarily driven by an increase in transaction and integration costs and an increase in costs related to a company-wide ERP implementation.

Other Expenses (Income)

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Interest expense	$556	$953	$(397)	(41.7)%
Other, net	(128)	168	(296)	(176.2)%
	$428	$1,121	$(693)	(61.8)%

Interest expense for the three months ended September 30, 2021 and 2020 was primarily related to outstanding borrowings under the Credit Agreement.

Income Tax Expense

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Income tax expense	$7,072	$6,339	$733	11.6%
Effective tax rate	22.0%	22.7%
The decrease in the effective tax rate was primarily due to higher tax benefits from stock-based compensation and the prior year being negatively impacted by clarifying regulations related to tax reform.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020.
Net Earnings

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Net sales	$585,890	$522,931	$62,959	12.0%
Gross margin	179,108	167,079	12,029	7.2%
Operating expenses	85,427	84,856	571	0.7%
Earnings from operations	93,681	82,223	11,458	13.9%
Other (income) expense, net	1,594	3,853	(2,259)	(58.6)%
Income tax expense	20,932	15,909	5,023	31.6%
Net earnings	$71,155	$62,461	$8,694	13.9%

Net Sales

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Human Nutrition & Health	$327,187	$296,525	$30,662	10.3%
Animal Nutrition & Health	161,821	141,339	20,482	14.5%
Specialty Products	89,645	79,193	10,452	13.2%
Other	7,237	5,874	1,363	23.2%
Total	$585,890	$522,931	$62,959	12.0%

•The increase in net sales within the HNH segment for the nine months ended September 30, 2021 as compared to 2020 was primarily driven by strong sales growth in both the food and beverage markets and minerals and nutrients business.

•The increase in net sales within the ANH segment for the nine months ended September 30, 2021 compared to 2020 was primarily the result of higher sales in both monogastric and ruminant animal markets and a favorable impact related to changes in foreign currency exchange rates.
•The increase in Specialty Products segment sales for the nine months ended September 30, 2021 compared to 2020 was primarily due to higher sales of products in both the medical device sterilization market and plant nutrition business.
•Sales relating to Other increased from the prior year due to higher demand.

Gross Margin

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Gross margin	$179,108	$167,079	$12,029	7.2%
% of net sales	30.6%	32.0%
Gross margin as a percentage of sales decreased for the nine months ended September 30, 2021 compared to 2020 primarily due to a significant increase in certain manufacturing input costs and distribution costs and the costs associated with the recovery from the flash flood event that we experienced at our Verona, Missouri manufacturing site, partially offset by favorable mix, overall plant efficiencies, and increased average selling prices.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Operating expenses	$85,427	$84,856	$571	0.7%
% of net sales	14.6%	16.2%
The increase in operating expenses was primarily due to certain higher compensation-related costs, partially offset by lower transaction and integration costs, the prior year being unfavorably impacted by a goodwill impairment charge related to business formerly included in the Industrial Products segment, and the timing of an insurance recovery.
Earnings from Operations

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Human Nutrition & Health	$58,512	$45,131	$13,381	29.6%
Animal Nutrition & Health	16,059	21,485	(5,426)	(25.3)%
Specialty Products	23,373	21,342	2,031	9.5%
Other and unallocated	(4,263)	(5,735)	1,472	(25.7)%
Earnings from operations	$93,681	$82,223	$11,458	13.9%

% of net sales (operating margin)	16.0%	15.7%

•Earnings from operations for the HNH segment increased primarily due to the aforementioned higher sales and overall manufacturing efficiencies, partially offset by higher manufacturing input costs and distribution costs, and the expenses associated with the recovery from the flash flood event that we experienced at our Verona, Missouri manufacturing site.
•ANH segment earnings from operations decreased primarily due to a significant increase in manufacturing input costs and distribution costs along with the expenses associated with the recovery from the flash flood event.
•The increase in earnings from operations for the Specialty Products segment was primarily due to the aforementioned higher sales, partially offset by higher manufacturing input costs and distribution costs.
•The increase in Other and unallocated was primarily driven by the prior year being negatively impacted by a goodwill impairment charge related to business formerly included in the Industrial Products segment and a decrease in transaction and integration costs, partially offset by an increase in costs related to a company-wide ERP implementation.

Other Expenses (Income)

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Interest expense	$1,889	$3,609	$(1,720)	(47.7)%
Other, net	(295)	244	(539)	(220.9)%
	$1,594	$3,853	$(2,259)	(58.6)%
Interest expense for the nine months ended September 30, 2021 and 2020 was primarily related to outstanding borrowings under the Credit Agreement.
Income Tax Expense

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Income tax expense	$20,932	$15,909	$5,023	31.6%
Effective tax rate	22.7%	20.3%
The increase in the effective tax rate was primarily due to a reduction in certain tax credits, lower tax benefits from stock-based compensation, and higher enacted state tax rates.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except share and per share data)
During the nine months ended September 30, 2021, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents increased to $90,013 at September 30, 2021 from $84,571 at December 31, 2020. At September 30, 2021, the Company had $58,916 of cash and cash equivalents held by foreign subsidiaries.  We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds.  Working capital was $195,349 at September 30, 2021 as compared to $172,460 at December 31, 2020, an increase of $22,889. Working capital reflects the payment of the 2020 declared dividend in 2021 of $18,704, net payments on the revolving debt of $55,000, and capital expenditures and intangible assets acquired of $22,391.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2021	2020		% Change
Cash flows provided by operating activities	$116,023	$102,540	$13,483	13.1%
Cash flows used in investing activities	(21,119)	(21,380)	261	1.2%
Cash flows used in financing activities	(86,233)	(69,619)	(16,614)	(23.9)%

Operating Activities
The increase in cash flows from operating activities was primarily due to improved changes in assets and liabilities and increased earnings.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $22,391 and $20,552 for the nine months ended September 30, 2021 and 2020, respectively.
Financing Activities
We borrowed $5,000 against the revolving loan and made total debt payments of $60,000 during the nine months ended September 30, 2021, resulting in $391,431 available under the Credit Agreement as of September 30, 2021.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,715,595 shares have been purchased, and we had 85,272 shares remaining in treasury at September 30, 2021.  The Company repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. We also intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors.
Proceeds from stock options exercised were $6,351 and $8,179 for the nine months ended September 30, 2021 and 2020, respectively. Dividend payments were $18,704 and $16,704 for the nine months ended September 30, 2021 and 2020, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 14 – Employee Benefit Plans.  The liability recorded in other long-term liabilities on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 was $1,456 and $1,374, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the plans.
On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of September 30, 2021 and December 31, 2020 was $6,077 and $3,581, respectively, and was included in other long-term obligations on our balance sheet. The related rabbi trust assets were $6,076 and $3,581 as of September 30, 2021 and December 31, 2020, respectively, and were included in other non-current assets on the balance sheets.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on our balance sheets as of September 30, 2021 and December 31, 2020 were $934 and $950, respectively, and were included in other long-term obligations.

Critical Accounting Policies
There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2020 Annual Report on Form 10-K, during the nine months ended September 30, 2021.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and nine months ended September 30, 2021. Refer to Note 17, "Related Party Transactions".

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. In the second quarter of 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted above (see Note 19, "Derivative Instruments and Hedging Activities"). Additionally, as of September 30, 2021, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at September 30, 2021, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,086. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change. Additionally, as disclosed below in Part II, Item 1A, we are monitoring market risks related to the current COVID-19 pandemic very closely.

Interest Rate Risk
We have exposure to market risk for changes in interest rates, including the interest rate relating to the Credit Agreement. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 19, "Derivative Instruments and Hedging Activities"). As of September 30, 2021, the notional amount of our outstanding interest rate swap was $108,569.

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

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
(b)Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II.    Other Information

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2C.     Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the nine months ended September 30, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	—	$—	—	$123,071,229
February 1-28, 2021	13,475	$118.41	13,475	$139,860,344
March 1-31, 2021	—	$—	—	$139,860,344
First Quarter	13,475		13,475

April 1-30, 2021	16,838	$119.89	16,838	$139,592,155
May 1-31, 2021	51,623	$129.34	51,623	$143,914,129
June 1-30, 2021	4,188	$129.99	4,188	$144,099,802
Second Quarter	72,649		72,649

July 1-31, 2021	45,129	$129.67	45,129	$137,892,532
August 1-31, 2021	15,099	$129.62	15,099	$135,874,343
September 1-30, 2021	847	$138.98	847	$145,574,840
Third Quarter	61,075		61,075

Total	147,199		147,199

(1) We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,715,595 shares have been purchased, of which 85,272 shares remained in treasury at June 30, 2021. There is no expiration for this program.

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

Date: October 29, 2021