Form 10-K
period 2021-12-31
BALCHEM CORP
filed 2022-02-24
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☑
The aggregate market value of the common stock, par value $.06-2/3 per share (the “Common Stock”), issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the NASDAQ Global Market on June 30, 2021 was approximately $4,224,000,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant’s 401(k)/profit sharing plan have been excluded.
The number of shares outstanding of Common Stock was 32,187,345 as of February 10, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s proxy statement for its 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2021 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated therein.

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

Raw Materials

The raw materials utilized by us in the manufacture of our products are sourced from suppliers both domestically and internationally. Such raw materials include materials derived from petrochemicals, minerals, metals, agricultural commodities and other readily available commodities and are subject to price fluctuations due to market conditions. In 2021, we experienced some difficulties in procuring certain materials due to the challenging macroeconomic environment with global supply chain disruptions because of COVID-19 pandemic. However, we were able to secure most materials from our suppliers and will continue to ensure a sustainable supply chain to support our growing business operations.
Intellectual Property
We currently hold 109 patents in the United States and overseas and use certain trade-names and trademarks. We also use know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of our products. Formulae and know-how are of particular importance in the manufacture of a number of our proprietary products. We believe that certain of our patents, in the aggregate, are advantageous to our business. However, it is believed that no single patent or related group of patents is currently so material to us that the expiration or termination of any single patent or group of patents would materially affect our business. Our U.S. patents expire between 2022 and 2036. We believe that our sales and competitive position are dependent primarily upon the quality of our products, technical sales efforts and market conditions, rather than on patent protection.
Seasonality
While in general, the businesses of our segments are not seasonal to any material extent, the plant nutrition business within Specialty Products is a seasonal business with the vast majority of sales occurring in the first half of the year, based on the planting season in the northern hemisphere.
Backlog
At December 31, 2021, we had a total backlog of $65,661 (comprised of $45,393 for the HNH segment; $14,483 for the ANH segment; $4,935 for the Specialty Products segment, and $850 for other), as compared to a total backlog of $64,811 at December 31, 2020 (comprised of $52,293 for the HNH segment; $8,620 for the ANH segment; $3,557 for the Specialty Products segment and $341 for other). It has generally been our policy and practice to maintain an inventory of finished products and/or component materials for our segments to enable us to ship products within two months after receipt of a product order. This has been more difficult in 2021 given the macroeconomic and supply chain challenges we have been experiencing, but all orders in the current backlog are expected to be filled in the 2022 fiscal year.
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
In the Specialty Products segment, we face competition from alternative sterilizing technologies and products for our performance gases business. Competition in this marketplace is based primarily on service, reliability, quality, and price. Our competition in this market varies globally, many of which are regional privately-held companies. In our plant nutrition business, competition is based primarily on product performance, customer support, quality, and price. The development of new and improved products is also important to our ability to compete. Our competition in this market is primarily regional privately-held companies.
Research & Development
During the years ended December 31, 2021, 2020 and 2019, we incurred research and development expenses of approximately $13,524, $10,332, and $11,377, respectively, on Company-sponsored research and development for new products, improvements to existing products, and manufacturing processes. We have historically funded our research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.
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
Capital Projects
We continue to invest in projects across all production facilities and capital expenditures were approximately $36,142, $32,080, and $25,790 for 2021, 2020 and 2019, respectively. In 2021, we invested $20,544 on projects expected to provide favorable returns on investment, including expanded capacity in key product lines in the HNH segment. In addition, we invested $3,138 for environmental, health, safety, and security upgrades to our facilities, $2,330 in automation projects that improved quality and efficiency of our operations, and $2,222 in research and development projects. In 2020, we invested $16,856 on projects expected to provide favorable returns on investment, including expanded capacity in key product lines in the HNH segment. In addition, we invested $3,297 for environmental, health, safety, and security upgrades to our facilities as well as $3,252 in automation projects that improved safety and quality of our operations. In 2019, we invested $6,437 to expand capacity in key product lines in the HNH segment and to invest in several other large projects including a new quality and research and development lab. In addition, we invested $3,739 for environmental, health, safety, and security upgrades to our facilities. Capital expenditures are projected to range from $30,000 to $40,000 for 2022, including our continued efforts to invest in energy and water saving projects, while exploring additional renewable energy opportunities in support of the company's sustainability efforts.
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
In April 2008, the EPA issued a RED (“Reregistration Eligibility Decision”) for ethylene oxide which permitted the continued use of ethylene oxide “to sterilize medical or laboratory equipment, pharmaceuticals, and aseptic packaging, or to reduce microbial load on musical instruments, cosmetics, whole and ground spices and other seasoning materials and artifacts, archival material or library objects”. In 2013, the EPA has initiated a new registration review of ethylene oxide, in line with and part of the registration review scheduled for a large number of other pesticides. When the Final Work Plan was issued in March 2014, the EPA anticipated that this registration review process would take approximately seven years. In December 2016, the EPA issued its Integrated Risk Information System (“IRIS”) assessment of ethylene oxide (the "IRIS Assessment"), another aspect of EPA’s safety review of ethylene oxide. In November 2020, the EPA issued a Draft Human Health Risk Assessment for Ethylene Oxide (Draft HHRA). In this Draft HHRA, the EPA presented multiple perspectives on risk extrapolation, including the IRIS Assessment. While acknowledging the necessity of maintaining the critical uses of ethylene oxide, based on the range of unit risk provided in this qualitative assessment, the EPA has stated that there should be further mitigation measures implemented which will likely require some label changes. Several mitigation measures are under consideration and the EPA anticipates issuance of a Proposed Interim Decision (PID) in 2022. We believe that EPA intends to reregister ethylene oxide for the uses stated above with the mitigation measures potentially impacting certain users, including Balchem and its customers. The product, when used as a sterilant for certain medical devices, has no known equally effective substitute. In October 2019, the U.S. Food and Drug Administration, in a public statement said, "Although medical devices can be sterilized by several methods, ethylene oxide is the most common method of sterilization of medical devices in the U.S. and is a well-established and scientifically-proven method of preventing harmful microorganisms from reproducing and causing infections." Management believes the lack of availability of this product could not be easily tolerated by various medical device manufacturers or the health care industry due to the resultant infection potential.

Similarly, the EPA issued a RED for propylene oxide in August 2006. At that time, the EPA “determined that products containing the active ingredient PPO [propylene oxide] are eligible for reregistration provided that…risk mitigation measures…are adopted.” Our product label was amended as required to reflect these mitigation measures and also to show that propylene oxide has been reclassified as a restricted use pesticide. In 2013, the EPA initiated a new registration review of propylene oxide, in line with and part of the registration review scheduled for a large number of other pesticides. A Final Work Plan was issued in March 2014, and EPA anticipated that this review process would take approximately seven years. In October 2020, the EPA issued both the Proposed Interim Registration Review Decision (PID) and Draft Risk Assessment (DRA) for Propylene Oxide (PPO). In July 2021, the EPA issued the Interim Registration Review Decision. Based on these documents, the use of propylene oxide to treat nuts and spices will continue to be permitted with minimal changes to the current approved level. We expect to submit those changes and the EPA to review and approve them, in the coming months.

Our facility in Verona, Missouri, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation was conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources (“MDNR”). While we must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. We are indemnified by the sellers under our May 2001 asset purchase agreement covering our acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site and one of the sellers, in turn, has the benefit of certain contractual indemnification by the prior owner that executed the above-described Superfund remedy. In September 2020, BCP Ingredients, Inc. (“BCP”), the Company subsidiary that operates the site received a General Notice Letter from the EPA regarding BCP’s potential liability for contamination at the site and, in February 2022, received a Special Notice Letter from EPA for the performance of a focused remedial investigation/feasibility study at the site with regard to the presence of certain contaminants, including 1,4 dioxane,. We have engaged experts to study site conditions and hydrogeology in connection with preparing our response to the notices.
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
Human Capital
Our employees are our most valued asset and fundamental to our success. As of December 31, 2021, we employed approximately 1,317 full-time employees worldwide, with approximately 17% covered by collective bargaining agreements. Although we are facing challenging labor markets, we believe that we have been successful in attracting skilled and experienced personnel in a competitive environment and that our human capital resources are adequate to perform all business functions. In addition, we continue to enhance technology in order to optimize productivity and performance.
Health and Safety
Protecting the workplace environment and the health and safety of our employees, contractors, visitors, and neighbors is our top priority. Our recordable injury rate, which was defined by recordable injuries per 200,000 hours worked, was 0.99 in 2021. We continually upgrade our facilities to reduce risks and establish procedures with appropriate personnel protection for the safety of our employees. Our safety program is structured around five pillars: process safety, personal safety, industrial hygiene, transportation safety and environmental safety, and focuses on driving higher ownership and engagement from employees and contractors.
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
Diversity and Inclusion
We recognize that our best performance is achieved when our teams are diverse, and accordingly, diversity and inclusion are important elements of Balchem's Human Resources strategy. We strive to promote inclusion through the implementation of inclusive leadership training across the Company and are committed to increasing representation of minorities throughout the organization. In 2021, our total workforce consisted of 76% male and 24% female among all employees and 50% male and 50% female when excluding supply chain and operations functions. With the support of our Board of Directors, we continue to explore additional diversity and inclusion initiatives.
Training and Well-Being Programs
We strive to develop employee skills and knowledge, which includes training for job-specific technical knowledge, regulatory requirements, and company policies, through our internal learning and development platform. The topics of trainings include the Company's Code of Conduct, anti-harassment and discrimination, foreign corrupt practices, antitrust, cyber security, and various other compliance subjects. Our sponsored employee Continuing Learning program offers a broad base of assistance for employees, including learning and development courses. We also deployed unconscious bias and inclusive leadership training to our management team. Employees have access to healthy lifestyle discounts through our Wellness Center, as well as debt, legal, and financial counseling. Leadership programs, peak performance training and multiple online services and courses enable our employees to choose their own learning paths and work towards achieving their goals for education, finances, and overall well-being.
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
For the year ended December 31, 2021, our turnover rate was 13% for salaried employees with an average length of service of over 10 years. We are continuing to improve employee retention with effective employment engagement efforts, a productive performance review process, and competitive compensation.
Available Information
Our headquarters is located at 52 Sunrise Park Road, New Hampton, NY 10958. Our telephone number is (845) 326-5600 and our Internet website address is www.balchem.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission (the "SEC"). Such reports are available via a link from the Investor Relations page on our website to a list of our reports on the SEC’s EDGAR website. The address of the SEC's website is www.sec.gov.
Item 1A.    Risk Factors
Our business is subject to a high degree of risk and uncertainty, including the following risks and uncertainties, which could adversely affect our business, financial condition, results of operation, cash flows and the trading price of our Common Stock:
Risks related to COVID-19 Pandemic
Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19. The COVID-19 pandemic has resulted in governments around the world implementing certain measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures.
Our businesses have been deemed "essential" under the orders issued by federal, state and local governments. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, COVID-19 or similar viruses and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers, and transportation networks, including business shutdowns or disruptions. The extent to which viruses such as COVID-19 and their variants may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of any virus outbreak and the effectiveness of actions taken globally to contain or mitigate the effects thereof. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Additionally, concerns over the economic impact of COVID-19 and its variants have caused extreme volatility in financial and other capital markets which may adversely impact our stock price and may affect our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described within this report. We have also experienced reductions in the demand for certain of our products due to reductions in elective and non-essential surgical procedures. We implemented mitigation strategies as needed to protect the long-term sustainability of our company and will continue to respond as appropriate.
Business and Financial Risks
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
The principal raw materials that we use in the manufacture of our products can be subject to price fluctuations due to market conditions and factors beyond our control, including the COVID-19 pandemic and inflationary pressures, both of which have impacted our business over the past two years, accelerated as 2021 progressed and are likely to continue for some time. Such raw materials include materials derived from petrochemicals, minerals, metals, agricultural commodities and other commodities. While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, these changes may not occur simultaneously or to the same degree. At times, including during periods of rapidly increasing raw material prices, we may be unable to pass increases in raw material costs through to our customers due to certain contractual obligations. Such increases in the price of raw materials, if not offset by product price increases, or substitute raw materials, would have an adverse impact on our profitability. We believe we have reliable sources of supply for our raw materials under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages or unforeseen price increases could have a material adverse impact on our results of operations.
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

On May 28, 2019, we entered into an interest rate swap to protect us against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We use LIBOR ("the London interbank offered rate") as a reference rate in the derivative agreements. LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, initially announced that it intends to phase out LIBOR by the end of 2021. FCA recently has formally announced that it has commitments from panel banks to continue to contribute to LIBOR through June 30, 2023 for USD 1-month, 3-month, and 6-month. From July 1, 2023 to June 30, 2033, LIBOR for these instruments will continue publication on a "synthetic" basis with status of "loss of representativeness", i.e. ending their reliance on panel bank submissions and calculated based on a methodology to primarily assist with a very small subset of existing contracts where it is difficult to move to the new reference rate (so called "tough legacy" contract). In preparation for the phase out of LIBOR, we may need to renegotiate our financial obligations and derivative instruments that utilize LIBOR. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. Furthermore, the discontinuation of LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.
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
Changes in our relationships with our vendors, changes in tax or trade policy, interruptions in our operations or supply chain or increased commodity or supply chain costs could adversely affect our results of operations.
We are dependent on our vendors, including common carriers, to supply merchandise to our distribution centers, stores, and guests. As we continue to add capabilities to quickly move the appropriate amount of inventory at optimal operational costs through our entire supply chain, operating our fulfillment network becomes more complex and challenging. If our fulfillment network does not operate properly, if a vendor fails to deliver on its commitments, or if common carriers have difficulty providing capacity to meet demands for their services like they experienced at times during the last two years, we could experience merchandise out-of-stocks, delivery delays or increased delivery costs, which could lead to lost sales and decreased guest confidence, and adversely affect our results of operations.
A large portion of our merchandise is sourced, directly or indirectly, from outside the U.S. Any major changes in tax or trade policy, such as the imposition of additional tariffs or duties on imported products, between the U.S. and countries from which we source merchandise could require us to take certain actions, including for example raising prices on products we sell and seeking alternative sources of supply from vendors in other countries with whom we have less familiarity, which could adversely affect our reputation, sales, and our results of operations.
Political or financial instability, currency fluctuations, the outbreak of pandemics or other illnesses (such as the COVID-19 pandemic), labor unrest, transport capacity and costs, port security, weather conditions, natural disasters, or other events that could alter or suspend our operations, slow or disrupt port activities, or affect foreign trade are beyond our control and could materially disrupt our supply of merchandise, increase our costs, and/or adversely affect our results of operations. There have been periodic labor disputes impacting the U.S. ports that have caused us to make alternative arrangements to continue the flow of inventory, and if these types of disputes recur, worsen, or occur in other countries through which we source products, it may have a material impact on our costs or inventory supply. Changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain, could adversely affect our results of operations.
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
Operational Risks
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

For the year ended December 31, 2021, approximately 27% of our net sales consisted of sales outside the United States. In addition, we conduct a portion of our manufacturing outside the United States. The majority of our foreign sales occur through our foreign subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; changes in tariffs and trade relations including but not limited to those associated with the North American Free Trade Agreement and the exit of the United Kingdom from the European Union; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.
We may, from time to time, experience problems in our labor relations.
In North America, approximately 91 employees, or 8% of our North American workforce, as of December 31, 2021, are represented by a union under a single collective bargaining agreement, which was re-negotiated and is effective as of July 12, 2020. It will expire in 2025. In Europe, approximately 107 employees at our Marano, Ticino, Italy facility are covered by a national collective bargaining agreement, which expires in 2022. Approximately 25 employees at our Bertinoro, Italy facility are also covered by a national collective bargaining agreement, which expired in 2019 and is currently under negotiation. We believe that our present labor relations with all our union employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. Similarly, if our relations with the union portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected. Additionally, other portions of our workforce could become subject to union campaigns.
Technology failures or cyber security breaches could have an adverse effect on the Company’s operations.
We rely on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between our personnel, customers, and suppliers depend on information technology. Our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. We have technology and information security processes and disaster recovery plans in place to mitigate our risk to these vulnerabilities; however, these measures may not be adequate to ensure that our operations will not be disrupted, should such an event occur. The Company has not experienced any significant information security breaches and as a result, has not incurred any expenses with respect thereto, either with respect to penalties and settlement or otherwise. We have a robust cyber security employee education program and train our employees on email and password security, recognizing phishing and related topics on a regular basis.
Legal Risks
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
Regulatory and Compliance Risks
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
Certain of the Company’s customers who use ethylene oxide in the USA for the sterilization of medical devices have received ongoing state and local scrutiny for environmental concerns at their facilities. This scrutiny is associated with the IRIS Assessment described in the “Environmental / Regulatory Matters” Section above, which deemed exposure to ethylene oxide as unsafe at levels far below those found in the environment. The EPA began using the IRIS Assessment in 2020 to regulate change to existing permissible emissions’ limits at certain non-sterilization ethylene oxide users and producers, and is expected to finalize rules during 2022 that will regulate sterilization users. Additionally, some state and local regulators have drawn their own conclusions from the IRIS Assessment, which has resulted in certain state actions against our customers that are currently impacting, or have impacted at some point, these customers’ ability to use the ethylene oxide process to sterilize medical devices. Because of these actions, one customer facility has been shut down permanently, another was shut down for a period of months and has since restarted, and other customers have taken or are expected to take voluntary downtime to install new abatement equipment. The installation of the new abatement equipment is being done ahead of what is expected to be changes in the EPA regulations. The Company remains confident that the sterilization industry will be able to install abatement equipment to satisfy the new forthcoming EPA requirements. The Company is working with various stakeholders to ensure the EPA considers all available assessments to appropriately quantify ethylene oxide's risks. While the Company believes that EPA will, as it has in the past, ultimately regulate to lower emissions levels based on a combined consideration of the various assessments available and that industry will then adopt practices and procedures to ensure compliance with these new regulations, there is no assurance that this will be the case.
General Risks
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

We believe that our production facilities and related machinery and equipment are well maintained, suitable for their purpose, and adequate to support our businesses.

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
On February 10, 2022 the closing price for the Common Stock on the Nasdaq Global Market was $138.07.
Record Holders
As of February 10, 2022, the approximate number of holders of record of Common Stock was 64. Such number does not include stockholders who hold their stock in street name.

Performance Graph
The graph below sets forth the cumulative total stockholder return on the Common Stock (referred to in the table as “BCPC”) for the five years ended December 31, 2021, the overall stock market return during such period for shares comprising the Russell 2000® Index (which we believe includes companies with market capitalization similar to that of us), and the overall stock market return during such period for shares comprising the Dow Jones U.S. Specialty Chemicals Index, in each case assuming a comparable initial investment of $100 on December 31, 2016 and the subsequent reinvestment of dividends. The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index. In light of our industry segments, we do not believe that published industry-specific indices are necessarily representative of stocks comparable to us. Nevertheless, we consider the Dow Jones U.S. Specialty Chemicals Index to be potentially useful as a peer group index with respect to us. The performance of the Common Stock shown on the graph below is historical only and not necessarily indicative of future performance.

225
200
175
150
125
100
75
DOLLARS ($)
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Balchem Corp (BCPC)
Russell 2000 Index (RTY)
Dow Jones US Specialty Chemical index (DJUSCX)

Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the year ended December 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	—	$—	—	$123,071,229
February 1-28, 2021	13,475	$118.41	13,475	$139,860,344
March 1-31, 2021	—	$—	—	$139,860,344
First Quarter	13,475		13,475

April 1-30, 2021	16,838	$119.89	16,838	$139,592,155
May 1-31, 2021	51,623	$129.34	51,623	$143,914,129
June 1-30, 2021	4,188	$129.99	4,188	$144,099,802
Second Quarter	72,649		72,649

July 1-31, 2021	45,129	$129.67	45,129	$137,892,532
August 1-31, 2021	15,099	$129.62	15,099	$135,874,343
September 1-30, 2021	847	$138.98	847	$145,574,840
Third Quarter	61,075		61,075

October 1-31, 2021	2,926	$150.28	2,926	$156,973,021
November 1-30, 2021	20,147	$160.29	20,147	$164,200,063
December 1-31, 2021	79,576	$160.95	79,576	$152,061,457
Fourth Quarter	102,649		102,649

Total	249,848		249,848

(1) Our Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,818,244 shares have been purchased. There is no expiration for this program.

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All amounts in thousands, except share and per share data)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed with the SEC on February 19, 2021) for additional discussion of our financial condition and results of operations for the year ended December 31, 2019, as well as our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See “Cautionary Statement Regarding Forward-Looking Statements.”

Overview
We develop, manufacture, distribute and market specialty performance ingredients and products for the nutritional, food, pharmaceutical, animal health, medical device sterilization, plant nutrition and industrial markets. Our three reportable segments are strategic businesses that offer products and services to different markets: Human Nutrition & Health, Animal Nutrition &

Health, and Specialty Products, as more fully described in Note 11 of the consolidated financial statements. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated".
Balchem is committed to solving today's challenges to shape a healthier tomorrow by operating responsibly and providing innovative solutions for the health and nutritional needs of the world. Sustainability is at the heart of our company's vision to make the world a healthier place, and we proudly support the Ten Principles of the United Nations Global Compact on human rights, labor, environment and anti-corruption. In January 2022, Balchem was named one of America’s Most Responsible Companies by Newsweek magazine for the second consecutive year. This list, compiled by Newsweek in partnership with Statista Inc., recognizes the most responsible companies in the U.S. across a variety of industries, and is based on publicly available environmental, social and governance (ESG) data. Our Sustainability Framework focuses on the most critical ESG topics relevant to our business and stakeholders. We are very proud of our ESG accomplishments to date and are pleased with the recognition by Newsweek. Balchem will continue to foster these fundamental principles broadly along our entire value chain, develop new ideas and technologies that help us work smarter, and help build a world that is a better place to live.
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
We are increasingly focused on managing the extraordinary supply chain disruptions that are challenging the markets we operate within that are, at least in part, related to the pandemic and/or the global recovery from the pandemic. We are experiencing severe input cost inflation, raw material shortages, logistics disruptions, and labor availability issues. These indirect pandemic related challenges accelerated as 2021 progressed and are likely to continue for some time.

Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2021, 2020 and 2019 (in thousands):

Business Segment Net Sales
	2021	2020	2019
Human Nutrition & Health	$442,733	$400,330	$347,433
Animal Nutrition & Health	226,776	192,191	177,557
Specialty Products	117,020	103,566	92,257
Other and Unallocated (1)	12,494	7,557	26,458
Total	$799,023	$703,644	$643,705

Business Segment Earnings From Operations
	2021	2020	2019
Human Nutrition & Health	$76,031	$61,397	$48,429
Animal Nutrition & Health	26,179	29,979	25,868
Specialty Products	30,020	26,801	28,513
Other and Unallocated (1)	(4,728)	(7,030)	(257)
Total	$127,502	$111,147	$102,553

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $1,264, $2,410 and $3,436 for years ended December 31, 2021, 2020 and 2019, respectively, and (ii) Unallocated amortization expense of $2,510, $1,606, and $551 for years ended December 31, 2021, 2020, and 2019, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

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

RESULTS OF OPERATIONS
(All amounts in thousands, except share and per share data)
Fiscal Year 2021 compared to Fiscal Year 2020
Net Earnings

(in thousands)	2021	2020	Increase (Decrease)	% Change
Net sales	$799,023	$703,644	$95,379	13.6%
Gross margin	243,174	223,897	19,277	8.6%
Operating expenses	115,672	112,750	2,922	2.6%
Earnings from operations	127,502	111,147	16,355	14.7%
Other expenses	2,269	4,730	(2,461)	(52.0)%
Income tax expense	29,129	21,794	7,335	33.7%
Net earnings	$96,104	$84,623	$11,481	13.6%

Net Sales

			Increase (Decrease)
(in thousands)	2021	2020		% Change
Human Nutrition & Health	$442,733	$400,330	$42,403	10.6%
Animal Nutrition & Health	226,776	192,191	34,585	18.0%
Specialty Products	117,020	103,566	13,454	13.0%
Other	12,494	7,557	4,937	65.3%
Total	$799,023	$703,644	$95,379	13.6%

•The increase in net sales within the Human Nutrition & Health segment for 2021 as compared to 2020 was primarily attributed to sales growth within food, beverage, and nutrition markets. Total sales for this segment grew 10.6%, with average selling prices contributing 9.3%, volume and mix contributing 1.2%, and the change in foreign currency exchange rates contributing 0.1%.
•The increase in net sales within the ANH segment for 2021 compared to 2020 was primarily the result of higher sales in both monogastric and ruminant animal markets. Total sales for this segment grew 18.0%, with average selling prices contributing 10.6%, volume and mix contributing 6.3%, and the change in foreign currency exchange rates contributing 1.2%.
•The increase in Specialty Products segment sales for 2021 compared to 2020 was primarily due to year over year sales growth in both the medical device sterilization market and plant nutrition business. Total sales for this segment increased 13.0%, with average selling prices contributing 8.6%, volume and mix contributing 3.4%, and the change in foreign currency exchange rates contributing 1.1%.
•Sales relating to Other increased from the prior year due to higher demand.
•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.
Gross Margin

(in thousands)	2021	2020	Increase (Decrease)	% Change
Gross margin	$243,174	$223,897	$19,277	8.6%
% of net sales	30.4%	31.8%
Gross margin dollars increased in 2021 compared to 2020 due to the aforementioned higher sales of $95,379, partially offset by an increase in cost of goods sold of $76,102. The 15.9% increase in cost of goods sold was primarily driven by the significant inflation of manufacturing input costs, primarily related to raw materials. Price increases lagged this inflation, leading to a 140 basis point decrease in gross margin as a percentage of sales.
Operating Expenses

(in thousands)	2021	2020	Increase (Decrease)	% Change
Operating expenses	$115,672	$112,750	$2,922	2.6%
% of net sales	14.5%	16.0%
The increase in operating expenses was primarily due to certain higher compensation-related costs of $8,748, partially offset by a decrease in consulting costs and outside services of $3,000, a decrease in amortization and depreciation expenses of $1,392, and the timing of an insurance recovery amounting to $1,051.

Earnings From Operations

(in thousands)	2021	2020	Increase (Decrease)	% Change
Human Nutrition & Health	$76,031	$61,397	$14,634	23.8%
Animal Nutrition & Health	26,179	29,979	(3,800)	(12.7)%
Specialty Products	30,020	26,801	3,219	12.0%
Other and unallocated	(4,728)	(7,030)	2,302	32.7%
Earnings from operations	$127,502	$111,147	$16,355	14.7%

% of net sales (operating margin)	16.0%	15.8%

•Earnings from operations for the Human Nutrition & Health segment increased primarily due to the aforementioned higher sales and a 60 basis point increase in gross margin.
•Animal Nutrition & Health segment earnings from operations decreased primarily due to a 430 basis point decrease in gross margin as a percentage of sales, driven by a significant increase in certain manufacturing input costs, primarily related to raw materials, partially offset by the aforementioned higher sales. Additionally, total operating expenses for this segment increased by $3,240, primarily due to higher compensation-related costs of $3,031.
•The increase in earnings from operations for the Specialty Products segment was primarily due to the aforementioned higher sales, partially offset by a 240 basis point decrease in gross margin as a percentage of sales, driven by a significant increase in certain manufacturing input costs, primarily related to raw materials.
•The increase in Other and unallocated was primarily driven by a decrease in transaction and integration costs of $1,562 and the prior year being negatively impacted by a goodwill impairment charge related to business formerly included in the Industrial Products segment of $1,228, partially offset by an increase in costs related to a company-wide ERP implementation of $1,300.

Other Expenses (Income)

(in thousands)	2021	2020	Increase (Decrease)	% Change
Interest expense, net	$2,456	$4,439	$(1,983)	(44.7)%
Other, net	(187)	291	(478)	(164.3)%
	$2,269	$4,730	$(2,461)	(52.0)%

Interest expense for 2021 and 2020 was primarily related to outstanding borrowings under our credit facility. The decrease was due to a reduction in borrowings during 2021.
Income Tax Expense

(in thousands)	2021	2020	Increase (Decrease)	% Change
Income tax expense (benefit)	$29,129	$21,794	$7,335	33.7%
Effective tax rate	23.3%	20.5%

Our effective tax rate for 2021 and 2020 was 23.3% and 20.5%, respectively. The increase was primarily due to a reduction in certain tax credits, lower tax benefits from stock-based compensation, and higher enacted state tax rates.

LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)
Contractual Obligations
Our short-term purchase obligations primarily include contractual arrangements in the form of purchase orders with suppliers. As of December 31, 2021, such purchase obligations were $123,828. For debt obligations, see Note 8, Revolving Loan, and for operating and finance lease obligations, see Note 16 Commitments and Contingencies.
The contractual obligations exclude a $5,881 liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, as we are unable to reasonably estimate the timing of settlement, if any.

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

Cash

Cash and cash equivalents increased to $103,239 at December 31, 2021 from $84,571 at December 31, 2020.  At December 31, 2021, we had $52,071 of cash and cash equivalents held by our foreign subsidiaries.  We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds. Working capital was $178,430 at December 31, 2021 as compared to $172,460 at December 31, 2020, an increase of $5,970. Working capital reflects the payment of the 2020 declared dividend in 2021 of $18,723, net payments on the revolving debt of $55,000, capital expenditures and intangible assets acquired of $37,449, and common stock repurchases of $35,239.

(in thousands)	2021	2020	Increase (Decrease)	% Change
Cash flows provided by operating activities	$160,514	$150,494	$10,020	6.7%
Cash flows used in investing activities	(35,300)	(34,591)	(709)	(2.0)%
Cash flows used in financing activities	(102,178)	(101,164)	(1,014)	(1.0)%
Operating Activities
The increase in cash flows from operating activities was primarily due to increased earnings and improved changes in assets and liabilities.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $37,449 and $33,828 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, capital expenditures are projected to range from $30,000 to $40,000 for 2022. As mentioned above, we expect that our operations will continue to generate sufficient cash flow to fund the commitments for capital expenditures. These capital expenditures are part of our continuous efforts to support our growing businesses.
Financing Activities
We borrowed $5,000 against the revolving loan and made total debt payments of $60,000 during 2021, resulting in $391,431 available under the Credit Agreement as of December 31, 2021.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,818,244 shares have been purchased. We repurchase shares from employees in connection with settlement of transactions under our equity incentive plans. We also intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors.

Proceeds from stock options exercised were $6,943 and $14,155 for the years ended December 31, 2021 and 2020, respectively. Dividend payments were $18,723 and $16,705 during 2021 and 2020, respectively.
Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15 – Employee Benefit Plans. The liability recorded in other long-term liabilities on the consolidated balance sheets as of December 31, 2021 and December 31, 2020 was $1,293 and $1,374, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.

On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are included in non-current assets on our balance sheet. They are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of December 31, 2021 and December 31, 2020 was $6,270 and $3,581, respectively, and is included in other long-term obligations on our balance sheet.

Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheet as of December 31, 2021 and December 31, 2020 was $684 and $950, respectively, and was included in other long-term obligations.

Related Party Transactions

We were engaged in related party transactions with St. Gabriel CC Company, LLC for the years ended December 31, 2021 and December 31, 2020. Refer to Note 18, "Related Party Transactions".

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our management is required to make these critical accounting estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

Our “critical accounting estimates” are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management considers the following to be critical accounting estimates.

Goodwill and Intangible Assets

The valuation methods and assumptions used in assessing the impairment of goodwill and identified intangibles, as well as determining the useful life of an intangible asset involve a significant level of estimation uncertainty. Refer to the Goodwill and Acquired Intangible Assets section in Note 1, "Business Description and Summary of Significant Accounting Policies," for details related to the valuation and impairment process of both goodwill and intangible assets. Changes in market conditions, laws and regulations, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could result in the recognition of an impairment charge, and in turn could have a material impact on our financial condition or results of operations in subsequent periods.

Significant Accounting Policies and Recent Accounting Pronouncements

See Note 1 in Notes to Consolidated Financial Statements regarding significant accounting policies and recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. In the second quarter of 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted below (see Note 20). Additionally, as of December 31, 2021, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at December 31, 2021, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,086. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Interest Rate Risk

We have exposure to market risk for changes in interest rates, including the interest rate relating to our credit agreement dated June 27, 2018. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 20, "Derivative Instruments and Hedging Activities"). As of December 31, 2021, the notional amount of our outstanding interest rate swap was $108,569.

Foreign Currency Exchange Risk

The financial condition and results of operations of our foreign subsidiaries are reported in Euros, Canadian Dollars, Malaysian Ringgits, Singapore Dollars, Australian Dollars, and Philippine Pesos and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Therefore, we are exposed to foreign currency exchange risk related to these currencies. Specifically, we are exposed to changes in exchange rates between the U.S. dollar and Euro. In the second quarter of 2019, we entered into a cross-currency swap, with a notional amount of $108,569, which we designated as a hedge of our net investment in Chemogas (see Note 20, "Derivative Instruments and Hedging Activities").

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Balchem Corporation
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Balchem Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule listed at Item 8 (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Reporting Units for Goodwill Impairment Testing
As described in Note 1 and 6 to the financial statements, the Company’s goodwill balance was $524 million as of December 31, 2021. The Company performed an annual goodwill impairment test as of October 1, 2021 using a quantitative evaluation for each of its reporting units. The Company determines the fair value of its reporting units using the income approach, based on a discounted cash flow valuation model. To test for goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value. When determining the fair value of each reporting unit, management makes significant estimates and assumptions related to a number of factors. The Company considers the impact of factors that are specific to each of the reporting units such as industry and economic changes as well as projected revenue and expense growth rates based upon annual budgets and longer-range strategic plans, which are highly sensitive to changes in domestic and foreign economic conditions, and the selection of appropriate discount rates.

Given the significant estimates and assumptions management makes to determine the fair value of the reporting units and the sensitivity of the operations to changes in U.S. and foreign economic conditions, we identified management’s assumptions related to the revenue and expense growth rates, the discount rates, and the terminal value calculation utilized in the valuation of the reporting units utilized in the Company’s goodwill impairment tests as a critical audit matter. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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

New York, New York
February 24, 2022

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2021 and 2020
(Dollars in thousands, except share and per share data)

	2021	2020
Current assets:
Cash and cash equivalents	$103,239	$84,571
Accounts receivable, net of allowance for doubtful accounts of $928 and $2,092 at December 31, 2021 and 2020, respectively	117,408	98,214
Inventories, net	91,058	70,620
Prepaid expenses	6,116	6,598
Prepaid income taxes	—	3,447
Other current assets	4,411	3,438
Total current assets	322,232	266,888

Property, plant and equipment, net	237,517	228,096

Goodwill	523,949	529,463
Intangible assets with finite lives, net	94,665	121,660
Right of use assets - operating leases	6,929	5,838
Right of use assets - finance lease	2,359	2,572
Other assets	11,674	11,326
Total assets	$1,199,325	$1,165,843

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$56,243	$23,742
Accrued expenses	43,411	29,655
Accrued compensation and other benefits	19,567	19,753
Dividends payable	20,886	18,941
Income tax payable	1,334	—
Operating lease liabilities - current	2,194	2,178
Finance lease liabilities - current	167	159
Total current liabilities	143,802	94,428

Revolving loan	108,569	163,569
Deferred income taxes	46,455	51,359
Operating lease liabilities - non-current	4,811	3,607
Finance lease liabilities - non-current	2,303	2,472
Derivative liabilities	2,658	11,658
Other long-term obligations	13,712	10,517
Total liabilities	322,310	337,610

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.0667 par value. Authorized 120,000,000 shares; 32,287,150 shares issued and outstanding at December 31, 2021 and 32,372,621 shares issued and outstanding at December 31, 2020, respectively	2,154	2,160
Additional paid-in capital	147,716	165,160
Retained earnings	732,138	656,740
Accumulated other comprehensive (loss)/income	(4,993)	4,173
Total stockholders’ equity	877,015	828,233

Total liabilities and stockholders’ equity	$1,199,325	$1,165,843
See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2021, 2020 and 2019
(In thousands, except per share data)

	2021	2020	2019

Net sales	$799,023	$703,644	$643,705

Cost of sales	555,849	479,747	432,338

Gross margin	243,174	223,897	211,367

Operating expenses:
Selling expenses	60,413	58,630	60,932
Research and development expenses	13,524	10,332	11,377
General and administrative expenses	41,735	43,788	36,505
	115,672	112,750	108,814

Earnings from operations	127,502	111,147	102,553

Other expenses:

Interest expense, net	2,456	4,439	5,959
Other, net	(187)	291	116
	2,269	4,730	6,075

Earnings before income tax expense	125,233	106,417	96,478

Income tax expense	29,129	21,794	16,807

Net earnings	$96,104	$84,623	$79,671

Basic net earnings per common share	$2.98	$2.63	$2.48

Diluted net earnings per common share	$2.94	$2.60	$2.45

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019

Net earnings	$96,104	$84,623	$79,671

Other comprehensive (loss)/ income, net of tax:
Net foreign currency translation adjustment	(11,255)	12,829	(891)
Unrealized gain/(loss) on cash flow hedge, net of taxes of $654, $809, and $372 at December 31, 2021, 2020, and 2019, respectively	2,053	(2,285)	(1,399)
Net change in postretirement benefit plan, net of taxes of $13, $127, and $101 at December 31, 2021, 2020 and 2019, respectively	36	(807)	328
Other comprehensive (loss)/ income, net of tax	(9,166)	9,737	(1,962)

Comprehensive income	$86,938	$94,360	$77,709

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2018	$691,618	$528,027	$(3,602)	32,256,209	$2,151	$165,042

Net earnings	79,671	79,671	—	—	—	—
Other comprehensive (loss)	(1,962)	—	(1,962)	—	—	—
Dividends ($.52 per share)	(16,777)	(16,777)	—	—	—	—
Repurchases of common stock	(21,321)	—	—	(240,995)	(16)	(21,305)
Shares and options issued under stock plans	12,438	—	—	186,703	13	12,425

Balance - December 31, 2019	743,667	590,921	(5,564)	32,201,917	2,148	156,162

Net earnings	84,623	84,623	—	—	—	—
Other comprehensive income	9,737	—	9,737	—	—	—
Dividends ($.58 per share)	(18,804)	(18,804)	—	—	—	—
Repurchases of common stock	(13,463)	—	—	(136,629)	(9)	(13,454)
Shares and options issued (canceled) under stock plans	22,473	—	—	307,333	21	22,452

Balance - December 31, 2020	828,233	656,740	4,173	32,372,621	2,160	165,160

Net earnings	96,104	96,104	—	—	—	—
Other comprehensive (loss)	(9,166)	—	(9,166)	—	—	—
Dividends ($.64 per share)	(20,706)	(20,706)	—	—	—	—
Repurchases of common stock	(35,239)	—	—	(249,848)	(17)	(35,222)
Shares and options issued under stock plans	17,789	—	—	164,377	11	17,778

Balance - December 31, 2021	$877,015	$732,138	$(4,993)	32,287,150	$2,154	$147,716

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net earnings	$96,104	$84,623	$79,671

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,879	51,281	45,862
Stock compensation expense	10,802	8,303	7,596
Deferred income taxes	(5,944)	(4,627)	(3,563)
Provision for doubtful accounts	180	140	1,776
Unrealized (gain)/loss on foreign currency transactions and deferred compensation	(384)	173	72
Asset impairment charge	1,675	1,915	1,140
(Gain)/loss on disposal of assets	(1,728)	153	(3,134)
Changes in assets and liabilities, net of acquired balances
Accounts receivable	(20,700)	(3,599)	11,623
Inventories	(21,023)	13,923	(11,401)
Prepaid expenses and other current assets	(881)	(2,856)	477
Accounts payable and accrued expenses	47,067	(992)	1,134
Income taxes	4,787	1,859	(5,664)
Other	1,680	198	(1,128)
Net cash provided by operating activities	160,514	150,494	124,461

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(37,449)	(33,828)	(28,413)
Cash paid for acquisitions, net of cash acquired	—	—	(141,062)
Proceeds from sale of business and assets	318	87	11,523
Proceeds from insurance	1,831	—	2,727
Purchase of convertible notes	—	(850)	(1,000)
Net cash used in investing activities	(35,300)	(34,591)	(156,225)

Cash flows from financing activities:
Proceeds from revolving loan	5,000	10,000	168,569
Principal payments on revolving loan	(60,000)	(95,000)	(76,000)
Principal payments on finance lease	(159)	(151)	—
Principal payment on acquired debt	—	—	(17,567)
Proceeds from stock options exercised	6,943	14,155	4,839
Dividends paid	(18,723)	(16,705)	(15,135)
Repurchases of common stock	(35,239)	(13,463)	(21,321)
Net cash (used in) provided by financing activities	(102,178)	(101,164)	43,385

Effect of exchange rate changes on cash	(4,368)	4,160	(217)

Increase in cash and cash equivalents	18,668	18,899	11,404

Cash and cash equivalents beginning of period	84,571	65,672	54,268
Cash and cash equivalents end of period	$103,239	$84,571	$65,672

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

In accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, revenue-generating contracts are assessed to identify distinct performance obligations, allocating transaction prices to those performance obligations, and criteria for satisfaction of a performance obligation. The standard allows for recognition of revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. Control, in this instance, may mean the ability to prevent other entities from directing the use of, and receiving benefit from, a good or service. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. The Company assesses collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

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
Business Concentrations
Financial instruments that subject the Company to credit risk consist primarily of accounts receivable and money market investments. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. In 2021, 2020 and 2019, no customer accounted for more than 10% of total net sales or accounts receivable.
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

As of October 1, 2021 and 2020, the Company opted to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. The Company assessed the fair values of its reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for its conclusions. The Company's estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal values and future economic and market conditions. The Company's assessment concluded that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the reporting units was not considered impaired as of October 1, 2021. However, during the second quarter of 2020, the Company recorded a goodwill impairment charge of $1,228 related to business formerly included in the Industrial Products segment. The Company may resume performing the qualitative assessment in subsequent periods.
The Company had goodwill in the amount of $523,949 and $529,463 as of December 31, 2021 and 2020, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Goodwill at December 31, 2019	$523,998
Goodwill as a result of Zumbro Acquisition	432
Goodwill impairment	(1,228)
Impact due to change in foreign exchange rates	6,261
Goodwill at December 31, 2020	529,463
Impact due to change in foreign exchange rates	(5,514)
Goodwill at December 31, 2021	$523,949

	December 31, 2021	December 31, 2020
HNH	$424,044	$424,051
ANH	17,207	17,824
Specialty Products	82,654	87,539
Other and Unallocated	44	49
Total	$523,949	$529,463
The following intangible assets with finite lives are stated at cost and are amortized either on an accelerated basis or on a straight-line basis over the following estimated useful lives:

Amortization Period (in years)
Customer relationships and lists	10 - 20
Trademarks & trade names	2 - 17
Developed technology	5 - 12
Regulatory registration costs	5 - 10
Patents & trade secrets	15 - 17
Other	2 - 18

Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. The useful life of an intangible asset is based on our assumptions regarding expected use of the asset; the relationship of the intangible asset to another asset or group of assets; any legal, regulatory or contractual provisions that may limit the useful life of the asset or that enable renewal or extension of the asset’s legal or contractual life without substantial cost; the effects of obsolescence, demand, competition and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset and their related impact on the asset’s useful life. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss. For the year ended December 31, 2021, there were no triggering events which required intangible asset impairment reviews.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the fiscal year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.

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

On a quarterly basis, we assess the effectiveness of the hedging relationships for the interest rate swap and cross-currency swap by reviewing the critical terms indicated in the applicable agreement. As of December 31, 2021, we assessed the hedging relationships and determined them to be highly effective. As such, the net change in fair values of the interest rate swap, that qualifies as a cash flow hedge, was recorded in accumulated other comprehensive income/(loss) and is subsequently reclassified into interest expense as interest payments are made on our debt. For the cross-currency swap, the amounts that have not yet been recognized in earnings remained in the cumulative translation adjustment section of accumulated other comprehensive income until the hedged net investment is sold or liquidated in accordance with paragraphs 815-35-35-5A, "Derivatives and Hedging - Net Investment Hedges", and 830-30-40-1 through 40-1A, "Foreign Currency Matters - Derecognition". Refer to Note 20, "Derivative Instruments and Hedging Activities" for detailed information about our derivative financial instruments.
New Accounting Pronouncements
Recently Adopted Accounting Standards

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, this Standard Update is in effect from March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The Company adopted this new Standard in 2021. The Standard did not have a significant impact on the Company's consolidated financial statements and disclosures.
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

The goodwill of $18,505 arising from the acquisition consists largely of expected synergies, including the combined entities' experience and technical problem-solving capabilities, and acquired workforce. The goodwill is assigned to Human Nutrition & Health ("HNH") and $4,723 is deductible for income taxes.
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
The Company is indemnified for tax liabilities related to periods prior to the acquisition date. Indemnified tax liabilities will create an indemnification asset (receivable). An indemnification asset balance has not been established.

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
The Company is indemnified for tax liabilities related to periods prior to the acquisition date. Indemnified tax liabilities will create an indemnification asset (receivable). An indemnification asset balance has not been established.

In connection with Chemogas and Zumbro acquisitions, the Company incurred transaction and integration costs of $26, $1,480, and $1,947 for the years ended December 31, 2021, 2020 and 2019, respectively.

Total transaction and integration costs related to recent acquisitions, including the Chemogas and Zumbro acquisitions described above, are recorded in general and administrative expenses. These costs amounted to $448, $2,011, and $2,273 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company’s results for the years ended December 31, 2021, 2020 and 2019 reflected the following compensation cost and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Year Ended, December 31
	2021	2020	2019
Cost of sales	$845	$1,115	$1,147
Operating expenses	9,957	7,188	6,449
Net earnings	(8,370)	(6,332)	(5,884)
On December 31, 2021, the Company had one share-based compensation plan under which awards may be granted, which is described below.
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
The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of December 31, 2021, the 2017 Plan had 703,707 shares available for future awards.
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

	Year Ended December 31,
Weighted Average Assumptions:	2021	2020	2019
Expected Volatility	32.9%	26.9%	24.0%
Expected Term (in years)	4.9	3.9	4.0
Risk-Free Interest Rate	0.5%	1.3%	2.5%
Dividend Yield	0.5%	0.5%	0.6%
The value of the restricted shares is based on the fair value of the award at the date of grant.
Performance Share expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the Performance Share vests. The assumptions used in the fair value determination were risk free interest rates of 0.2%, 1.4%, and 2.5%; dividend yields of 0.6%, 0.5%, and 0.5%; volatilities of 33%, 24%, and 24%; and initial TSR’s of 11.7%, 10.9%, and -5.9% in each case for the years ended December 31, 2021, 2020, and 2019, respectively. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The Performance Shares will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, three to four years for employee restricted stock awards, three years for employee performance share awards, and three to four years for non-employee director restricted stock awards.
A summary of stock option plan activity for 2021, 2020, and 2019 for all plans is as follows:

	2021		2020		2019
	# of Shares (000s)	Weighted Average Exercise Price	# of Shares (000s)	Weighted Average Exercise Price	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	858	$80.58	951	$68.18	887	$61.59
Granted	129	119.12	174	111.75	197	85.13
Exercised	(109)	63.42	(256)	55.26	(112)	43.67
Forfeited	(10)	106.93	(11)	92.94	(17)	80.88
Cancelled	(1)	74.57	—	—	(4)	70.90
Outstanding at end of year	867	$88.19	858	$80.58	951	$68.18

Exercisable at end of year	538	$75.51	494	$69.04	581	$59.29

The aggregate intrinsic value for outstanding stock options was $69,711, $29,735 and $31,814 at December 31, 2021, 2020 and 2019, respectively, with a weighted average remaining contractual term of 6.4 years at December 31, 2021. Exercisable stock options at December 31, 2021 had an aggregate intrinsic value of 50,128 with a weighted average remaining contractual term of 5.3 years.

Other information pertaining to option activity during the years ended December 31, 2021, 2020 and 2019 is as follows:

	Years Ended December 31,
	2021	2020	2019
Weighted-average fair value of options granted	$33.11	$24.36	$18.51
Total intrinsic value of stock options exercised ($000s)	$7,866	$12,698	$6,135

Additional information related to stock options outstanding under all plans at December 31, 2021 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$29.06 - $57.17	26	2.1	$47.26	26	$47.26
$58.52 - $85.40	541	5.5	75.55	476	74.37
$91.56 - $120.60	300	8.5	114.46	36	109.84
	867	6.4	$88.19	538	$75.51

Non-vested restricted stock activity for the years ended December 31, 2021, 2020 and 2019 is summarized below:

	2021		2020		2019
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance at beginning of year	159	$90.71	138	$80.03	79	$72.75
Granted	42	123.58	46	110.53	73	85.69
Vested	(24)	85.83	(21)	67.60	(8)	58.52
Forfeited	(11)	90.49	(4)	91.91	(6)	84.65
Non-vested balance at end of year	166	$99.70	159	$90.71	138	$80.03

Non-vested performance share activity for the years ended December 31, 2021, 2020 and 2019 is summarized below:

	2021		2020		2019
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance at beginning of year	71	$91.99	70	$81.26	53	$75.61
Granted	36	108.74	20	126.46	33	81.79
Vested	(24)	70.64	(8)	104.15	(9)	65.54
Forfeited	(14)	81.03	(11)	82.71	(7)	60.85
Non-vested balance at end of year	69	$110.72	71	$91.99	70	$81.26

As of December 31, 2021, 2020 and 2019, there was $13,980, $14,154 and $11,643, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2021, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.2 years. We estimate that share-based compensation expense for the year ended December 31, 2022 will be approximately $11,900.

REPURCHASE OF COMMON STOCK
The Company's Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 2,818,244 shares have been purchased. The Company’s prior presentation of reflecting treasury stock separately within stockholders’ equity has been adjusted to conform to the presentation prescribed by the State of Maryland, where the Company is incorporated. In connection therewith, $7,873 of previously acquired treasury stock has been offset against additional paid-in capital and common stock in the consolidated balance sheet as of December 31, 2020. Corresponding adjustments to balances previously reflected as treasury stock of $7,873 and $18,069 for the years ended December 31, 2020 and 2019 were made to the consolidated statements of stockholders’ equity and prior references to “Treasury shares purchased” were updated to “Repurchases of common stock”, accordingly. There was no impact to total stockholders’ equity in any of the years presented as a result of these updates. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. During 2021, 2020, and 2019, the Company purchased 249,848, 136,629, and 240,995 shares, respectively, from open market purchases and from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes. These shares were purchased at an average cost of $141.04, $98.54, and $88.47 per share, respectively.

NOTE 4 - INVENTORIES
Inventories, net of reserves at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Raw materials	$28,639	$24,536
Work in progress	10,563	3,050
Finished goods	51,856	43,034
Total inventories	$91,058	$70,620
On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reserved, if necessary. The reserve for inventory was $1,425 and $2,782 at December 31, 2021 and 2020, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2021 and 2020 are summarized as follows:

	2021	2020
Land	$11,692	$12,215
Building	89,602	86,873
Equipment	253,995	247,884
Construction in progress	52,930	31,240
	408,219	378,212
Less: Accumulated depreciation	170,702	150,116
Property, plant and equipment, net	$237,517	$228,096

Geographic Area Data - Long-Lived Assets (excluding intangible assets):

	2021	2020
United States	$197,432	$187,719
Foreign Countries	40,085	40,377
Total	$237,517	$228,096
Depreciation expense was $23,295, $22,990 and $19,791 for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company had goodwill in the amount of $523,949 and $529,463 as of December 31, 2021 and 2020, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The decrease in goodwill is due to foreign exchange translation adjustments.

As of December 31, 2021 and 2020, the Company had identifiable intangible assets as follows:

		2021		2020
	Amortization Period (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships & lists	10-20	$240,059	$173,489	$243,557	$158,051
Trademarks & trade names	2-17	43,116	28,985	43,208	24,974
Developed technology	5-12	20,234	14,607	21,674	13,693
Other	2-18	23,921	15,584	21,624	11,685
		$327,330	$232,665	$330,063	$208,403

Amortization of identifiable intangible assets was $25,092, $27,811 and $25,789 for 2021, 2020 and 2019, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $23,641 in 2022, $19,566 in 2023, $10,682 in 2024, $6,413 in 2025, and $5,083 in 2026. At December 31, 2021 and 2020, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, “Intangibles-Goodwill and Other.” Identifiable intangible assets are reflected in the Company’s consolidated balance sheets under Intangible assets with finite lives, net. There were no changes to the useful lives of intangible assets subject to amortization in 2021 and 2020.

The Federal Insecticide, Fungicide and Rodenticide Act, (“FIFRA”), a health and safety statute, requires that certain products within our specialty products segment must be registered with the U.S. Environmental Protection Agency (the "EPA") because they are considered pesticides. Costs of such registrations are included as other in the table above.

NOTE 7 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company recognized a loss of $557, $575, and $388 for the years ended December 31, 2021, 2020, and 2019, respectively, relating to its portion of the joint venture’s expenses in other expense. The carrying value of the joint venture at December 31, 2021 and 2020 was $4,499 and $4,971, respectively, and is recorded in other assets.

NOTE 8 – REVOLVING LOAN

On June 27, 2018, the Company and a bank syndicate entered into the Credit Agreement, which replaced the existing credit facility that had provided for a senior secured term loan of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan, which was due May 2019. On May 23, 2019, the Company drew down $108,569 to fund the Chemogas acquisition. In connection with these additional borrowings, the Company entered into an interest rate swap to protect against adverse fluctuations in interest rates (see Note 20, "Derivative Instruments and Hedging Activities"). On December 13, 2019, the Company drew down $45,000 to fund the Zumbro acquisition. As of December 31, 2021, the total balance outstanding on the

Credit Agreement amounted to $108,569. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.

Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 1.102% at December 31, 2021.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.15% at December 31, 2021).  The unused portion of the revolving loan amounted to $391,431 at December 31, 2021.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.

Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method. Capitalized costs net of accumulated amortization totaled $421 and $703 at December 31, 2021 and 2020, respectively, and are included in other assets on the consolidated balance sheets. Amortization expense pertaining to these costs totaled $282 for each of the years ended December 31, 2021, 2020, and 2019, and is included in interest expense in the accompanying consolidated statements of earnings.

The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At December 31, 2021, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 9 - NET EARNINGS PER COMMON SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per common share:

	Year Ended December 31,
	2021	2020	2019
Net Earnings - Basic and Diluted	$96,104	$84,623	$79,671

Share (000s)
Weighted Average Common Shares - Basic	32,215	32,176	32,136
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	457	327	369
Weighted Average Common Shares - Diluted	32,672	32,503	32,505

Net Earnings Per Share - Basic	$2.98	$2.63	$2.48
Net Earnings Per Share - Diluted	$2.94	$2.60	$2.45
The number of anti-dilutive shares were 155,294, 204,672, and 12,250 for 2021, 2020, and 2019. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.
The Company has some share-based payment awards that have non-forfeitable dividend rights. These awards are restricted shares and they participate on a one-for-one basis with holders of Common Stock. These awards have an immaterial impact as participating securities with regard to the calculation using the two-class method for determining earnings per share.

NOTE 10 - INCOME TAXES

The Company’s effective tax rate for 2021, 2020 and 2019 was 23.3%, 20.5%, and 17.4%, respectively. The increase from 2020 to 2021 is primarily due to a reduction in certain tax credits, lower tax benefits from stock-based compensation, and higher enacted state tax rates.

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
Income tax expense consists of the following:

	2021	2020	2019
Current:
Federal	$25,019	$19,249	$17,757
Foreign	7,553	3,399	1,609
State	3,664	3,590	818
Deferred:
Federal	(3,709)	(3,017)	(3,707)
Foreign	(3,038)	167	67
State	(360)	(1,594)	263
Total income tax provision	$29,129	$21,794	$16,807
The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 21% for 2021, 2020, and 2019 to earnings before income tax expense due to the following:

	2021	2020	2019
Income tax at Federal statutory rate	$26,299	$22,348	$20,260
State income taxes, net of Federal income taxes	2,406	2,288	(244)
Stock Options	(924)	(1,529)	(222)
GILTI	—	—	2,507
FDII	(1,540)	(1,400)	(1,922)
Patent Box Decree (related to prior years)	—	—	(1,948)
Foreign Tax Credits	—	—	(1,125)
Other	2,888	87	(499)
Total income tax provision	$29,129	$21,794	$16,807

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 were as follows:

	2021	2020
Deferred tax assets:
Inventories	$495	$1,470
Restricted stock and stock options	4,082	3,862
Lease liabilities	1,807	1,641
Currency and interest rate swap	649	2,831
Other	3,657	3,308
Total deferred tax assets	10,690	13,112
Deferred tax liabilities:
Amortization	$28,133	$32,872
Depreciation	25,484	27,897
Prepaid expenses	733	915
Right of use assets	1,769	1,926
Other	1,026	731
Total deferred tax liabilities	57,145	64,341

Valuation allowance	—	130

Net deferred tax liability	$46,455	$51,359

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

As of December 31, 2021, the Company has state income tax net operating loss (NOL) carryforwards of $335. The state NOL carryforwards will expire between 2025 and 2034. The Company believes that the benefit from the state NOL carryforwards will be realized, therefore a valuation allowance is not required to be established on these assets. The Company also acquired an insignificant amount of NOL carryforwards with the acquisition of Chemogas.

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

Provisions of ASC 740-10 clarify whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term obligations on the Company’s consolidated balance sheets, is as follows:

	2021	2020	2019
Balance at beginning of period	$5,335	$4,762	$5,709
Increases for tax positions of prior years	806	267	431
Decreases for tax positions of prior years	(260)	(391)	(1,978)
Increases for tax positions related to current year	—	697	600
Balance at end of period	$5,881	$5,335	$4,762
All of Balchem's unrecognized tax benefits, if recognized in future periods, would impact the Company's effective tax rate in such future periods.
The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2021, 2020 and 2019, these amounted to approximately $262, $232 and $132, respectively. As of December 31, 2021 and 2020, accrued interest and penalties were $2,106 and $1,845, respectively.
Balchem files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2017 and management does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 11 - SEGMENT INFORMATION
The Company currently reports three reportable segments: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. Previously, the Company's four reportable segments were: Human Nutrition and Health, Animal Nutrition and Health, Specialty Products, and Industrial Products. However, effective in the first quarter of 2020, in order to align with the Company's strategic focus on health and nutrition, allocation of resources, and evaluation of operating performance, and given the 2019 reduction in portfolio scale of Industrial Products, the Company revised its reporting segment structure to three reportable segments stated above. These reportable segments are strategic businesses that offer products and services to different markets. This realignment has been retrospectively applied. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated" and applied retroactively to 2019. There were no changes to the Consolidated Financial Statements as a result of the change to the reportable segments. The Company expects that the new reportable segment structure will provide investors greater understanding of and alignment with the Company’s strategic focus. In order to ensure appropriate transparency and visibility into the financial performance of the Company, sufficient detail will continue to be provided relative to Other and Unallocated, including material contributions from oil and gas and other industrial market activities.

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

The segment information is summarized as follows:

Business Segment Assets

	2021	2020
Human Nutrition & Health	$727,131	$717,232
Animal Nutrition & Health	158,971	157,454
Specialty Products	184,628	190,449
Other and Unallocated (1)	128,595	100,708
Total	$1,199,325	$1,165,843

Business Segment Net Sales

	2021	2020	2019
Human Nutrition & Health	$442,733	$400,330	$347,433
Animal Nutrition & Health	226,776	192,191	177,557
Specialty Products	117,020	103,566	92,257
Other and Unallocated (2)	12,494	7,557	26,458
Total	$799,023	$703,644	$643,705

Business Segment Earnings Before Income Taxes

	2021	2020	2019
Human Nutrition & Health	$76,031	$61,397	$48,429
Animal Nutrition & Health	26,179	29,979	25,868
Specialty Products	30,020	26,801	28,513
Other and Unallocated (2)	(4,728)	(7,030)	(257)
Interest and other expense	(2,269)	(4,730)	(6,075)
Total	$125,233	$106,417	$96,478

Depreciation/Amortization

	2021	2020	2019
Human Nutrition & Health	$30,012	$32,117	$30,558
Animal Nutrition & Health	7,414	7,187	6,552
Specialty Products	8,332	9,699	7,401
Other and Unallocated (2)	3,121	2,278	1,351
Total	$48,879	$51,281	$45,862

Capital Expenditures

	2021	2020	2019
Human Nutrition & Health	$23,714	$22,758	$18,159
Animal Nutrition & Health	8,100	6,039	3,921
Specialty Products	3,804	2,860	3,003
Other and Unallocated (2)	524	423	707
Total	$36,142	$32,080	$25,790

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $1,264, $2,410 and $3,436 for years ended December 31, 2021, 2020 and 2019, respectively, and (ii) Unallocated amortization expense of $2,792, $1,888, and $833 for years ended December 31, 2021, 2020, and 2019, respectively, related to an intangible asset in connection with a company-wide ERP system implementation and capitalized loan issuance costs that was included in interest expense in Company's consolidated statement of earnings.

NOTE 12 - REVENUE
Revenue Recognition

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to realize in exchange for those goods.

The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	2021	2020	2019
Product Sales	$762,085	$666,193	$609,741
Co-manufacturing	27,994	29,063	24,087
Bill and Hold	—	1,158	3,218
Consignment	4,439	2,939	2,299
Product Sales Revenue	794,518	699,353	639,345
Royalty Revenue	4,505	4,291	4,360
Total Revenue	$799,023	$703,644	$643,705

The following table presents revenues disaggregated by geography, based on the billing addresses of customers:

	2021	2020	2019
United States	$584,661	$516,347	$475,033
Foreign Countries	214,362	187,297	168,672
Total	$799,023	$703,644	$643,705

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

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:

	2021	2020	2019
Income taxes	$25,355	$22,637	$21,771
Interest	$4,547	$4,666	$5,674
Non-cash financing activities:

	2021	2020	2019
Dividends payable	$20,886	$18,941	$16,855

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income (loss) were as follows:

	Years Ended December 31,
	2021	2020	2019
Net foreign currency translation adjustment	$(11,255)	$12,829	$(891)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized gain/(loss) on cash flow hedge	2,707	(3,094)	(1,771)
Tax	(654)	809	372
Net of tax	2,053	(2,285)	(1,399)

Net change in postretirement benefit plan (see Note 15 for further information)
Prior service (credit)/cost and (gain)/loss arising during the period	(4)	(503)	199
Amortization of prior service credit/(cost)	74	74	74
Amortization of gain/(loss)	(21)	(50)	(46)
Total before tax	49	(479)	227
Tax	(13)	127	101
Adjustment (1)	—	(455)	—
Net of tax	36	(807)	328

Total other comprehensive (loss)/income	$(9,166)	$9,737	$(1,962)
(1) One-time adjustment to the postretirement account.

Included in "Net foreign currency translation adjustment" were $4,766 of gain, $4,882 of loss, and $262 of loss, related to a net investment hedge, net of taxes of $1,527, $1,579, and $70, for the years ended December 31, 2021, 2020, and 2019, respectively. See Note 20, "Derivative Instruments and Hedging Activities."

Accumulated other comprehensive (loss)/income at December 31, 2021 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2020	$7,653	$(3,684)	$204	4,173
Other comprehensive (loss)/gain	(11,255)	2,053	36	(9,166)
Balance December 31, 2021	$(3,602)	$(1,631)	$240	(4,993)

NOTE 15 - EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsored two 401(k) savings plans for eligible employees, which were merged into one plan on January 1, 2021. The remaining plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions. The remaining plan also has a discretionary profit sharing portion and matches 401(k) contributions with shares of the Company’s Common Stock. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for profit sharing contributions and matching 401(k) savings plan contributions of $1,459 and $4,142 in 2021, $1,022 and $3,751 in 2020, and $592 and $3,451 in 2019, respectively.
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
The actuarial recorded liabilities for such unfunded postretirement benefits are as follows:
Change in benefit obligation:

	2021	2020
Benefit obligation at beginning of year	$1,374	$1,076
Initial adoption of new plan	—	—
Service cost with interest to end of year	87	68
Interest cost	23	26
Participant contributions	28	23
Benefits paid	(426)	(27)
Actuarial gain	207	208
Benefit obligation at end of year	$1,293	$1,374
Change in plan assets:

	2021	2020
Fair value of plan assets at beginning of year	$—	$—
Employer (reimbursement)/contributions	398	4
Participant contributions	28	23
Benefits paid	(426)	(27)
Fair value of plan assets at end of year	$—	$—

Amounts recognized in consolidated balance sheet:

	2021	2020
Accumulated postretirement benefit obligation	$1,293	$1,374
Fair value of plan assets	—	—
Funded status	1,293	1,374
Unrecognized prior service cost	74	74
Unrecognized net gain	(50)	(46)
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)	$1,293	$1,374
Accrued postretirement benefit cost (included in other long-term obligations)	N/A	N/A
Components of net periodic benefit cost:

	2021	2020	2019
Service cost with interest to end of year	$87	$68	$63
Interest cost	23	26	39
Amortization of prior service cost	74	74	74
Amortization of gain	(24)	(50)	(46)
Total net periodic benefit cost	$160	$118	$130
Estimated future employer contributions and benefit payments are as follows:

Year
2022	$107
2023	91
2024	113
2025	91
2026	76
Years 2027-2031	479
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
The Company’s participation in this plan for the annual period ended December 31, 2021 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN). The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone or critical and declining zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. Finally, the period-to-period comparability of the contributions for 2021 and 2020 was affected by a 4.0% increase in the 2021 contribution rate. There have been no other significant changes that affect the comparability of 2021 and 2020 contributions. The Company does not represent more than 5% of the contributions to this pension fund.

Pension Fund	EIN/Pension Plan Number	Pension Plan Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of Balchem Corporation			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2021	2020		2021	2020	2019
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical & Declining as of 1/1/21	Critical & Declining as of 1/1/20	Implemented	$816	$774	$677	No	7/12/2025

On May 27, 2019, the Company acquired Chemogas, which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees.
The actuarial recorded liabilities for such unfunded defined benefit pension plan are as follows:
Change in benefit obligation:

	2021	2020
Benefit obligation at beginning of year	$2,053	$1,738
Service cost with interest to end of year	67	104
Interest cost	14	20
Participant contributions	24	21
Benefits paid	(18)	(11)
Actuarial gain	(127)	18
Exchange rate changes	(154)	163
Benefit obligation at end of year	$1,859	$2,053
Change in plan assets:

	2021	2020
Fair value of plan assets at beginning of year	$1,103	895
Actual return on plan assets	76	57
Employer (reimbursement)/contributions	73	57
Participant contributions	24	21
Benefits paid	(18)	(11)
Exchange rate changes	(83)	84
Fair value of plan assets at end of year	$1,175	$1,103
Amounts recognized in consolidated balance sheet:

	2021	2020
Benefit obligation	$(1,859)	$(2,053)
Fair value of plan assets	1,175	1,103
Funded status	(684)	(950)
Unrecognized prior service cost	N/A	N/A
Unrecognized net (gain)/loss	N/A	N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)	$684	$950
Accrued postretirement benefit cost (included in other long-term obligations)	N/A	N/A

Components of net periodic benefit cost:

	2021	2020	2019
Service cost with interest to end of year	$67	$104	$—
Interest cost	14	20	—
Expected return on plan assets	(34)	(14)	—
Amortization of prior service cost	—	—	—
Amortization of net loss	3	—	—
Total net periodic benefit cost	$50	$110	$—
Estimated future benefit payments are as follows:

Year
2022	$1
2023	—
2024	—
2025	—
2026	—
Years 2027-2031	22
Assumptions to determine benefit obligations:

	2021	2020
Discount rate	1.00%	0.75%
Assumptions to determine net cost:

	2021	2020	2019
Discount rate	0.75%	1.00%	N/A
Expected return on assets	3.25%	1.00%	N/A
Deferred Compensation Plan
On June 1, 2018, the Company established an unfunded, non-qualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability as of December 31, 2021 and 2020 was $6,270 and $3,581, respectively, and was included in other long-term obligations on the Company's balance sheet. The related rabbi trust assets were $6,267 and $3,582 as of December 31, 2021 and 2020, respectively, and were included in other non-current assets on the Company's consolidated balance sheets.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
Aggregate future minimum rental payments required under non-cancelable operating and finance leases at December 31, 2021 are as follows:

Year
2022	$2,900
2023	2,139
2024	1,891
2025	1,066
2026	700
Thereafter	2,428
Total minimum lease payments	$11,124

The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983, because of dioxin contamination on portions of the site. Remediation was conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources. While the Company must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site. In September 2020, BCP Ingredients, Inc. (“BCP”), the Company subsidiary that operates the site received a General Notice Letter from the EPA regarding BCP’s potential liability for contamination at the site and, in February 2022, received a Special Notice Letter from EPA for the performance of a focused remedial investigation/feasibility study at the site with regard to the presence of certain contaminants, including 1,4 dioxane,. The Company has engaged experts to study site conditions and hydrogeology in connection with preparing its response to the notices.

From time to time, the Company is a party to various litigation, claims and assessments.  Management believes that the ultimate outcome of such matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2021 and 2020 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at December 31, 2021 and 2020 included $933 and $817 in money market funds, respectively.
Non-current assets at December 31, 2021 and 2020 included $6,267 and $3,582, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
The Company also has derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which are included in derivative assets or derivative liabilities, in the consolidated balance sheets (see Note 20, "Derivative Instruments and Hedging Activities"). The fair values of these derivative instruments are determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities. The derivative liability related to the cross-currency swap was $500 and $6,793 at December 31, 2021 and 2020, respectively. The derivative liability related to the interest rate swap was $2,158 and $4,865 at December 31, 2021 and 2020, respectively.

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

The services the Company provided amounted to $3,637, $3,396, and $3,883, respectively, for the years ended December 31, 2021, 2020, and 2019. The raw materials purchased and subsequently sold amounted to $27,915, $13,495, and $24,786, respectively, for the years ended December 31, 2021, 2020, and 2019. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $22,043, $12,190, and $18,598, respectively for the years ended December 31, 2021, 2020, and 2019. At December 31, 2021 and 2020, the Company had receivables of $10,504 and $2,809, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and payables of $7,552 and $2,239, respectively, for finished goods received recorded in accounts payable in 2021 and 2020. In addition, the Company had receivables in the amount of $164 and $72 related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables as of December 31, 2021 and 2020. The

Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of December 31, 2021 and 2020.

NOTE 19 – LEASES

The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the ROU asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from December 31, 2021. In addition, the Company has historically not been exercising purchase options with equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with a new lease. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.

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

Right of use assets and lease liabilities at December 31, 2021 and 2020 are summarized as follows:

Right of use assets	2021	2020
Operating leases	$6,929	$5,838
Finance leases	2,359	2,572
Total	$9,288	$8,410

Lease liabilities - current	2021	2020
Operating leases	$2,194	$2,178
Finance leases	167	159
Total	$2,361	$2,337

Lease liabilities - non-current	2021	2020
Operating leases	$4,811	$3,607
Finance leases	2,303	2,472
Total	$7,114	$6,079

For the years ended December 31, 2021, 2020, and 2019, the Company's total lease costs were as follows, which included both amounts recognized in profits or losses during the period and amounts capitalized on the balance sheet, and the cash flows arising from lease transactions:

	Year ended December 31
	2021	2020	2019
Lease Cost
Operating lease cost	$3,143	$3,105	$3,181

Finance Lease cost
Amortization of ROU asset	210	210	—
Interest on lease liabilities	129	137	—
Total finance lease	339	347	—

Total lease cost	$3,482	$3,452	$3,181

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,097	$2,864	$3,216
Operating cash flows from finance leases	129	137	—
Financing cash flows from finance leases	159	151	—
	$3,385	$3,152	$3,216

ROU assets obtained in exchange for new operating lease liabilities, net of ROU asset disposals	$3,804	$1,042	$10,173
ROU assets obtained in exchange for new finance lease liabilities, net of ROU asset disposals	$—	$2,782	$—

Weighted-average remaining lease term - operating leases	4.21 years	4.15 years	4.93 years
Weighted-average remaining lease term - finance leases	11.41 years	12.25 years	n/a

Weighted-average discount rate - operating leases	3.5%	4.5%	4.6%
Weighted-average discount rate - finance leases	5.1%	5.1%	n/a

Rent expense charged to operations under operating lease agreements for 2021, 2020, and 2019 aggregated approximately $3,143, $3,105, and $3,181, respectively.

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

On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the Credit Agreement. The net interest expense related to the interest rate swap contract were $2,144 and $1,593 for the year ended December 31, 2021 and 2020. The net interest income related to the interest rate swap contract was $40 for the year ended December 31, 2019. These amounts were recorded in the consolidated statements of operations under interest expense, net.
At the same time, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $2,257, $2,275, and $1,317 for the years ended December 31, 2021, 2020, and 2019, respectively, which were recorded in the consolidated statements of operations under interest expense, net.

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
As of December 31, 2021 and 2020, the fair value of the derivative instruments is presented as follows in the Company's consolidated balance sheets:

Derivative liabilities	2021	2020
Interest rate swap	$2,158	$4,865
Cross-currency swap	500	6,793
Derivative liabilities	$2,658	$11,658

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

As of December 31, 2021, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments was recorded in accumulated other comprehensive income.

Losses and gains on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the year ended December 31, 2021, 2020, and 2019:

	Location within Statements of Comprehensive Income	Year ended December 31
		2021	2020	2019
Cash flow hedge (interest rate swap), net of tax	Unrealized gain (loss) on cash flow hedge, net	$2,053	$(2,285)	$(1,399)
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	4,766	(4,882)	(262)
		$6,819	$(7,167)	$(1,661)

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share data)

	2021				2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$185,656	$202,365	$197,869	$213,133	$174,436	$173,355	$175,140	$180,713
Gross margin	58,727	59,447	60,934	64,066	55,331	55,380	56,368	56,818
Earnings before income taxes	29,983	30,019	32,085	33,146	24,490	25,973	27,907	28,047
Net earnings	23,411	22,731	25,013	24,949	19,768	21,125	21,568	22,162
Basic net earnings per common share	$.73	$.71	$.78	$.78	$.62	$.66	$.67	$.69
Diluted net earnings per common share	$.72	$.70	$.77	$.76	$.61	$.65	$.66	$.68

BALCHEM CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	Allowance for Doubtful Accounts	Inventory Reserve
Balance - December 31, 2018	$610	$2,575
Additions charged (credited) to costs and expenses	1,776	7,069
Adjustments/deductions (a)	(306)	(5,363)

Balance - December 31, 2019	2,080	4,281
Additions charged (credited) to costs and expenses	140	5,964
Adjustments/deductions (a)	(128)	(7,463)

Balance - December 31, 2020	2,092	2,782
Additions charged (credited) to costs and expenses	180	7,312
Adjustments/deductions (a)	(1,344)	(8,669)

Balance - December 31, 2021	$928	$1,425

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
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

As of December 31, 2021, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework (New Framework) to conduct an assessment of the effectiveness of our internal control over financial reporting. Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2021.
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
None

PART III

Item 10.        Directors, Executive Officers of the Registrant, and Corporate Governance.

(a)    Directors of the Company.

The required information is to be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) under the captions “Nominees for Election as Director" and "Directors Not Standing for Election", which information is hereby incorporated herein by reference.

(b)    Executive Officers of the Company.

The required information is to be set forth in the 2022 Proxy Statement under the captions "Continuing Directors' Biographical Information" (as to Theodore L. Harris, the Company's Chief Executive Officer and President) and "Named Executive Officers" (as to the Company's other executive officers), which information is hereby incorporated herein by reference.

(c)    Code of Ethics.

The required information is to be set forth in the 2022 Proxy Statement under the caption “Codes of Business Conduct and Ethics,” which information is hereby incorporated herein by reference. Our Code of Ethics for Senior Financial Officers is available on the Corporate Governance page in the Investor Relations section of our website, www.balchem.com.

(d)    Corporate Governance.

The required information is to be set forth in the 2022 Proxy Statement under the captions “Nomination of Directors,” and “Committees of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 11.        Executive Compensation.

The information required by this Item is to be set forth in the 2022 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which information is hereby incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is to be set forth in the 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and of Management” and the caption “Equity Compensation Plan Information,” all of which information is hereby incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is to be set forth in the 2022 Proxy Statement under the caption “Related Party Transactions,” and “Director Independence,” which information is hereby incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services.

The information required by this Item is to be set forth in the 2022 Proxy Statement under the caption “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is hereby incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Page Number

	Report of Independent Registered Public Accounting Firm	23

	Consolidated Balance Sheets as of December 31, 2021 and 2020	25

	Consolidated Statements of Earnings for the years ended December 31, 2021, 2020 and 2019	26

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	27

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019	28

	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	29

	Notes to Consolidated Financial Statements	30

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019	60

3.	Exhibits

3.1
Balchem Corporation Composite Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated March 16, 2006 for the year ended December 31, 2005).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 25, 2008).

3.3	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the Commission on April 28, 2011).

3.4	By-laws of the Company, as amended and restated as of June 17, 2021 (incorporated by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K dated June 21, 2021)

4.1	Description of Securities

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

Date: February 24, 2022	BALCHEM CORPORATION
By:/s/ Theodore L. Harris
Theodore L. Harris, President and
Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Theodore L. Harris
Theodore L. Harris, President and
Chief Executive Officer (Chairman)
Date: February 24, 2022

/s/ Martin Bengtsson
Martin Bengtsson, Chief Financial Officer
and Treasurer (Principal Financial Officer)
Date: February 24, 2022

/s/ William A. Backus
William A. Backus, Chief Accounting Officer
(Principal Accounting Officer)
Date: February 24, 2022

/s/ David B. Fischer
David B. Fischer, Director
Date: February 24, 2022

/s/ Kathleen Fish
Kathleen Fish, Director
Date: February 24, 2022

/s/ Daniel E. Knutson
Daniel E. Knutson, Director
Date: February 24, 2022

/s/ Joyce Lee
Joyce Lee, Director
Date: February 24, 2022

/s/ Perry W. Premdas
Perry W. Premdas, Director
Date: February 24, 2022

/s/ John Televantos
Dr. John Televantos, Director
Date: February 24, 2022

/s/ Matthew Wineinger
Matthew Wineinger, Director
Date: February 24, 2022