Form 10-Q
period 2022-03-31
BALCHEM CORP
filed 2022-04-29
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2022
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 21, 2022, the registrant had 32,116,459 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	March 31, 2022 (unaudited)	December 31, 2021
Current assets:
Cash and cash equivalents	$64,466	$103,239
Accounts receivable, net of allowance for doubtful accounts of $1,164 and $928 at March 31, 2022 and December 31, 2021 respectively	136,974	117,408
Inventories, net	108,411	91,058
Prepaid expenses	5,383	6,116
Other current assets	4,570	4,411
Total current assets	319,804	322,232

Property, plant and equipment, net	240,419	237,517

Goodwill	522,587	523,949
Intangible assets with finite lives, net	88,525	94,665
Right of use assets - operating leases	6,901	6,929
Right of use assets - finance lease	2,308	2,359
Derivative assets	882	—
Other assets	13,482	11,674
Total assets	$1,194,908	$1,199,325

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$46,819	$56,243
Accrued expenses	53,957	43,411
Accrued compensation and other benefits	10,325	19,567
Dividends payable	129	20,886
Income taxes payable	9,936	1,334
Operating lease liabilities - current	2,194	2,194
Finance lease liabilities - current	169	167
Total current liabilities	123,529	143,802

Revolving loan	128,569	108,569
Deferred income taxes	47,033	46,455
Operating lease liabilities - non-current	4,730	4,811
Finance lease liabilities - non-current	2,260	2,303
Derivative liabilities	—	2,658
Other long-term obligations	15,105	13,712
Total liabilities	321,226	322,310
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,116,069 shares issued and outstanding at March 31, 2022 and 32,287,150 shares issued and outstanding at December 31, 2021, respectively	2,142	2,154
Additional paid-in capital	116,771	147,716
Retained earnings	761,058	732,138
Accumulated other comprehensive loss	(6,289)	(4,993)
Total stockholders' equity	873,682	877,015

Total liabilities and stockholders' equity	$1,194,908	$1,199,325
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net sales	$228,867	$185,656

Cost of sales	157,361	126,929

Gross margin	71,506	58,727

Operating expenses:
Selling expenses	16,985	14,924
Research and development expenses	3,231	2,749
General and administrative expenses	12,954	10,479
	33,170	28,152

Earnings from operations	38,336	30,575

Other expenses:
Interest expense, net	545	725
Other expense (income), net	161	(133)
	706	592

Earnings before income tax expense	37,630	29,983

Income tax expense	8,700	6,572

Net earnings	$28,930	$23,411

Net earnings per common share - basic	$0.90	$0.73

Net earnings per common share - diluted	$0.89	$0.72

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net earnings	$28,930	$23,411

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,842)	(6,143)
Unrealized gain on cash flow hedge	1,573	512
Change in postretirement benefit plans	(27)	7
Other comprehensive loss	(1,296)	(5,624)

Comprehensive income	$27,634	$17,787

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2022 and 2021
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2021	$877,015	$732,138	$(4,993)	32,287,150	$2,154	$147,716
Net earnings	28,930	28,930	—	—	—	—
Other comprehensive loss	(1,296)	—	(1,296)	—	—	—
Repurchases of common stock	(34,599)	—	—	(245,685)	(16)	(34,583)
Dividends	(10)	(10)	—	—	—	—
Shares and options issued under stock plans	3,642	—	—	74,604	4	3,638
Balance - March 31, 2022	$873,682	$761,058	$(6,289)	32,116,069	$2,142	$116,771

Balance - December 31, 2020	$828,233	$656,740	$4,173	32,372,621	$2,160	$165,160
Net earnings	23,411	23,411	—	—	—	—
Other comprehensive loss	(5,624)	—	(5,624)	—	—	—
Repurchases of common stock	(1,596)	—	—	(13,475)	(1)	(1,595)
Shares and options issued under stock plans	5,068	—	—	92,784	6	5,062
Balance - March 31, 2021	$849,492	$680,151	$(1,451)	32,451,930	$2,165	$168,627

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$28,930	$23,411

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,928	12,364
Stock compensation expense	3,077	2,622
Provision for doubtful accounts	328	69
Unrealized loss (gain) on foreign currency transactions and deferred compensation	37	(229)
Gain on disposal of assets	(29)	(1)
Changes in assets and liabilities
Accounts receivable	(20,405)	(9,610)
Inventories	(17,598)	(6,702)
Prepaid expenses and other current assets	487	1,000
Accounts payable and accrued expenses	(7,708)	10,344
Income taxes	8,522	7,043
Other	(548)	296
Net cash provided by operating activities	7,021	40,607

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(10,256)	(6,312)
Proceeds from sale of assets	184	86
Net cash used in investing activities	(10,072)	(6,226)

Cash flows from financing activities:
Proceeds from revolving loan	20,000	5,000
Principal payments on revolving loan	—	(15,000)
Principal payments on finance lease	(41)	(39)
Proceeds from stock options exercised	498	2,402
Dividends paid	(20,703)	(18,700)
Repurchase of common stock	(34,599)	(1,596)
Net cash used in financing activities	(34,845)	(27,933)

Effect of exchange rate changes on cash	(877)	(2,484)

(Decrease) increase in cash and cash equivalents	(38,773)	3,964

Cash and cash equivalents beginning of period	103,239	84,571
Cash and cash equivalents end of period	$64,466	$88,535
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the December 31, 2021 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements reflect the operations of Balchem Corporation and its subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results expected for the full year or any interim period.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, this Standard Update is in effect from March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The Company adopted the Standard Update in 2021. The adoption of the Standard update did not have a significant impact on the Company's consolidated financial statements and disclosures.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 became effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a significant impact on the Company's consolidated financial statements and disclosures.

NOTE 2 – STOCKHOLDERS’ EQUITY
STOCK-BASED COMPENSATION
The Company’s results for the three months ended March 31, 2022 and 2021 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the
	Three Months Ended March 31,
	2022	2021
Cost of sales	$399	$299
Operating expenses	2,678	2,323
Net earnings	(2,379)	(2,022)

As allowed by ASC 718, "Compensation-Stock Compensation", the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2022, the plans had 526,760 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, three to four years for employee restricted stock awards, three years for employee performance share awards, and three years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.
Option activity for the three months ended March 31, 2022 and 2021 is summarized below:

For the three months ended March 31, 2022	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2021	867	$88.19	$69,711
Granted	109	138.07
Exercised	(8)	63.52
Forfeited	—	—
Canceled	—	—
Outstanding as of March 31, 2022	968	$94.01	$41,483	6.6

Exercisable as of March 31, 2022	676	$81.06	$37,594	5.6

For the three months ended March 31, 2021	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2020	858	$80.58	$29,735
Granted	129	119.11
Exercised	(34)	70.53
Forfeited	(2)	101.38
Canceled	(1)	74.57
Outstanding as of March 31, 2021	950	$86.11	$37,322	7.0

Exercisable as of March 31, 2021	604	$73.11	$31,603	5.8
ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 31% and 33%; risk-free interest rates of 2.0% and 0.5%; and expected lives of 4.9 years and 4.9 years, in each case for the three months ended March 31, 2022 and 2021, respectively.
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

Other information pertaining to option activity during the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Weighted-average fair value of options granted	$40.26	$33.10
Total intrinsic value of stock options exercised ($000s)	$654	$1,917

Non-vested restricted stock activity for the three months ended March 31, 2022 and 2021 is summarized below:

	Three Months Ended March 31,
	2022		2021
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	166	$99.70	159	$90.71
Granted	32	138.07	36	119.11
Vested	(76)	80.65	(10)	85.37
Forfeited	—	—	(2)	86.69
Non-vested balance as of March 31	122	$121.56	183	$96.70

Non-vested performance share activity for the three months ended March 31, 2022 and 2021 is summarized below:

	Three Months Ended March 31,
	2022		2021
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	69	$110.72	71	$91.99
Granted	39	114.22	36	108.74
Vested	(35)	53.17	(24)	70.64
Forfeited	(3)	84.09	(11)	74.57
Non-vested balance as of March 31	70	$127.69	72	$110.22

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR), where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 1.8% and 0.2%; dividend yields of 0.5% and 0.6%; volatilities of 32% and 33%; and initial TSR’s of -15.7% and 11.7%, in each case for the three months ended March 31, 2022 and 2021, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
As of March 31, 2022 and 2021, there was $23,131 and $23,009, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2022, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The Company estimates that share-based compensation expense for the year ended December 31, 2022 will be approximately $12,350.
REPURCHASE OF COMMON STOCK
The Company's Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,063,929 shares have been purchased. The Company’s prior presentation of reflecting treasury stock separately within stockholders’ equity has been adjusted to conform to the presentation prescribed by the State of Maryland, where the Company is incorporated. In connection therewith, adjustments to balances previously reflected as treasury stock of $2,210 and $7,873 as of March 31, 2021 and December 31, 2020, respectively, were made to the condensed consolidated statements of stockholders’ equity and prior references to “Treasury shares purchased” were updated to “Repurchases of common stock”, accordingly. There was no impact to total stockholders’ equity in any of the years presented as a result of these updates. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. During the three months ended March 31, 2022 and 2021, the Company purchased 245,685 and 13,475 shares, respectively, from open market purchases and from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes. These shares were purchased at an average cost of $140.83 and $118.41, respectively.

NOTE 3 – INVENTORIES
Inventories, net of reserves at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$24,128	$28,639
Work in progress	21,964	10,563
Finished goods	62,319	51,856
Total inventories	$108,411	$91,058

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
Land	$11,570	$11,692
Building	90,015	89,602
Equipment	258,758	253,995
Construction in progress	55,897	52,930
	416,240	408,219
Less: accumulated depreciation	175,821	170,702
Property, plant and equipment, net	$240,419	$237,517

NOTE 5 – INTANGIBLE ASSETS
The Company had goodwill in the amount of $522,587 and $523,949 as of March 31, 2022 and December 31, 2021, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The decrease in goodwill is due to foreign exchange translation adjustments.

Identifiable intangible assets with finite lives at March 31, 2022 and December 31, 2021 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 3/31/2022	Accumulated Amortization at 3/31/2022	Gross Carrying Amount at 12/31/2021	Accumulated Amortization at 12/31/2021
Customer relationships & lists	10-20	$239,194	$177,108	$240,059	$173,489
Trademarks & trade names	2-17	42,695	29,978	43,116	28,985
Developed technology	5-12	20,184	14,809	20,234	14,607
Other	2-18	24,771	16,424	23,921	15,584
		$326,844	$238,319	$327,330	$232,665
Amortization of identifiable intangible assets was $5,911 and $6,484 for the three months ended March 31, 2022 and 2021, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is $17,594 for the remainder of 2022, $19,393 for 2023, $10,516 for 2024, $6,260 for 2025, $4,938 for 2026 and $4,375 for 2027. At March 31, 2022 and 2021, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, "Intangibles-Goodwill and Other." Identifiable intangible assets are reflected in the Company's consolidated balance sheets under Intangible assets with finite lives, net. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2022 and 2021.

NOTE 6 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant.  The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $140 and $144 for the three months ended March 31, 2022 and 2021, respectively, relating to its portion of the joint venture's expenses in other expense. During the first quarter of 2022 and 2021, the Company made capital contributions to the investment totaling $58 and $13, respectively. The carrying value of the joint venture at March 31, 2022 and December 31, 2021 is $4,417 and $4,499, respectively, and is recorded in other assets.

NOTE 7 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into the Credit Agreement, which replaced the credit facility that had provided for a senior secured term loan of $350,000 and a revolving loan of $100,000.  The Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial borrowing under the Credit Agreement was used to pay the outstanding balance of $210,750 on the Company's senior secured term loan under its former credit facility, which was due May 2019. As of March 31, 2022 and December 31, 2021, the total balance outstanding on the Credit Agreement amounted to $128,569 and $108,569, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement, and the interest rate was 1.447% at March 31, 2022.  The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement and ranges from 0.15% to 0.275% (0.150% at March 31, 2022).  The unused portion of the revolving loan amounted to $371,431 at March 31, 2022.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement.  Costs associated with the issuance of the extinguished senior secured loan were capitalized and amortized over the term of the respective financing arrangement using the effective interest method. Capitalized costs net of accumulated amortization totaled $350 and $421 at March 31, 2022 and December 31, 2021, respectively, and are included in other assets on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $71 for both the three months ended March 31, 2022 and 2021, and are included in interest expense in the accompanying consolidated statements of earnings.
The Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At March 31, 2022, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 8 – NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per common share:

	Three Months Ended March 31,
	2022	2021
Net Earnings - Basic and Diluted	$28,930	$23,411

Share (000s)
Weighted Average Common Shares - Basic	32,041	32,255
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	434	402
Weighted Average Common Shares - Diluted	32,475	32,657

Net Earnings Per Share - Basic	$0.90	$0.73
Net Earnings Per Share - Diluted	$0.89	$0.72
The number of anti-dilutive shares were 113,029 and 311,030 for the three months ended March 31, 2022 and 2021, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 9 – INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2022 and 2021, was 23.1% and 21.9%, respectively. The increase in the effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a reduction in certain tax credits and increased international income subject to higher foreign tax rates.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2022, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2017. As of March 31, 2022 and December 31, 2021, the Company had approximately $5,880 and $5,881, respectively, of unrecognized tax benefits, which are included in other long-term obligations on the Company’s condensed consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of income tax expense in the condensed consolidated statements of earnings. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2022 and December 31, 2021 was approximately $2,148 and $2,106, respectively, and is included in other long-term obligations.

NOTE 10 – SEGMENT INFORMATION
Balchem Corporation reports three business segments: Human Nutrition & Health, Animal Nutrition & Health, and Specialty Products. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated."
Human Nutrition & Health
The Human Nutrition & Health ("HNH") segment provides human grade choline nutrients and mineral amino acid chelated products through this segment for nutrition and health applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. HNH's mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Proprietary technology has been combined to create an organic molecule in a form the body can readily assimilate. Sales growth for human nutrition applications is reliant on differentiation from lower-cost competitive products through scientific data, intellectual property and customers' appreciation of brand value. Consequently, HNH makes investments in the foregoing for long-term value differentiation. HNH also serves the food and beverage industry for beverage, bakery, dairy, confectionary, and savory manufacturers. HNH partners with its customers from ideation through commercialization to bring on-trend beverages, baked goods, confections, dairy and meat products to market. HNH has expertise in trends analysis and product development. When what is combined with its strong manufacturing capabilities in customized spray dried and emulsified powders, extrusion and agglomeration, blended lipid systems, liquid flavor delivery systems, juice and dairy bases, chocolate systems, as well as ice cream bases and variegates, HNH is a one-stop solutions provider for beverage and dairy product development needs. Additionally, HNH provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, sports and protein bars, dietary plans, and nutritional supplements. HNH also creates cereal systems for ready-to-eat cereals, grain-based snacks, and cereal based ingredients.
Animal Nutrition & Health
The Company’s Animal Nutrition & Health ("ANH") segment provides nutritional products derived from its microencapsulation and chelation technologies in addition to basic choline chloride. For ruminant animals, ANH's microencapsulated products boost health and milk production, delivering nutrient supplements that are biologically available, providing required nutritional levels. ANH’s proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for monogastric animal health, predominantly to the poultry, pet and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat in these animals. In poultry, choline deficiency can result in reduced growth rates and perosis in young birds, while in swine production choline is a necessary and required component of gestating and lactating sow diets for both liver health and prevention of leg deformity.
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
Specialty Products
Ethylene oxide, at the 100% level and blended with carbon dioxide, is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Specialty Products' 100% ethylene oxide product and blends are distributed worldwide in specially designed, reusable and recyclable drum and cylinder packaging, to assure compliance with safety, quality and environmental standards as outlined by the applicable regulatory agencies in the countries our products are shipped to. Specialty Products’s inventory of these specially built drums and cylinders, along with its five filling facilities, represents a significant capital investment. Contract sterilizers and medical device manufacturers are principal customers for this product. Specialty Products also sells single use canisters with 100% ethylene oxide for use in sterilizing re-usable devices typically processed in autoclave units in hospitals. As a fumigant, ethylene oxide blends are highly effective in killing bacteria, fungi, and insects in spices and other seasoning materials.
Specialty Products also distributes a number of other gases for various uses, most notably propylene oxide and ammonia. Propylene oxide is marketed and sold in the U.S. as a fumigant to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in certain shell and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes. Specialty Products distributes its propylene oxide product in the U.S. primarily in recyclable, single-walled, carbon steel cylinders according to standards outlined by the Environmental Protection Agency ("EPA") and the Department of Transportation ("DOT"). Propylene oxide is also sold worldwide to customers in approved reusable and recyclable drum and cylinder packaging for various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings. Ammonia is used primarily as a refrigerant, and also for heat treatment of metals and various chemical synthesis applications, and is distributed in reusable and recyclable drum and cylinder packaging, which are approved for use in the countries these products are shipped to. Specialty Products' inventory of cylinders for these products also represents a significant capital investment.
Specialty Products’ micronutrient agricultural nutrition business sells chelated minerals primarily into high value crops. Specialty Products has a unique and patented two-step approach to solving mineral deficiency in plants to optimize health, yield and shelf-life.  First, Specialty Products determines optimal mineral balance for plant health. Specialty Products then supplies a foliar applied Metalosate® product range, utilizing patented amino acid chelate technology in order to optimize mineral balance. These products quickly and efficiently deliver mineral nutrients. As a result, the farmer/grower gets healthier crops that are more resistant to disease and pests, larger yields and healthier food for the consumer with extended shelf life for produce being shipped long distances.
The segment information is summarized as follows:

Business Segment Assets	March 31, 2022	December 31, 2021
Human Nutrition & Health	$752,120	$727,131
Animal Nutrition & Health	165,627	158,971
Specialty Products	181,635	184,628
Other and Unallocated (1)	95,526	128,595
Total	$1,194,908	$1,199,325

Business Segment Net Sales	Three Months Ended March 31,
	2022	2021
Human Nutrition & Health	$122,445	$104,516
Animal Nutrition & Health	69,342	51,148
Specialty Products	33,334	28,008
Other and Unallocated (2)	3,746	1,984
Total	$228,867	$185,656

Business Segment Earnings Before Income Taxes	Three Months Ended March 31,
	2022	2021
Human Nutrition & Health	$20,303	$19,690
Animal Nutrition & Health	11,321	5,056
Specialty Products	7,761	7,189
Other and Unallocated (2)	(1,049)	(1,360)
Interest and other expense	(706)	(592)
Total	$37,630	$29,983

Depreciation/Amortization	Three Months Ended March 31,
	2022	2021
Human Nutrition & Health	$7,355	$7,573
Animal Nutrition & Health	1,661	1,764
Specialty Products	1,932	2,269
Other and Unallocated (2)	980	758
Total	$11,928	$12,364

Capital Expenditures	Three Months Ended March 31,
	2022	2021
Human Nutrition & Health	$4,760	$3,967
Animal Nutrition & Health	3,688	1,631
Specialty Products	1,146	330
Other and Unallocated (2)	115	23
Total	$9,709	$5,951

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $304 and $234 for the first quarter of 2022 and 2021, respectively, and (ii) Unallocated amortization expense of $809 and $675 for the first quarter of 2022 and 2021, respectively, related to an intangible asset in connection with a company-wide ERP system implementation and capitalized loan issuance costs that was included in interest expense in Company's consolidated statement of earnings.

NOTE 11 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.

The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31,
	2022	2021
Product Sales	$218,053	$175,988
Co-manufacturing	8,307	7,278
Consignment	1,591	1,051
Product Sales Revenue	227,951	184,317
Royalty Revenue	916	1,339
Total Revenue	$228,867	$185,656
The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended March 31,
	2022	2021
United States	$174,491	$137,851
Foreign Countries	54,376	47,805
Total Revenue	$228,867	$185,656

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the three months ended March 31, 2022 and 2021 for income taxes and interest is as follows:

	Three Months Ended March 31,
	2022	2021
Income taxes	$2	$2
Interest	$1,010	$1,363

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income/(loss) were as follows:

	Three Months Ended March 31,
	2022	2021
Net foreign currency translation adjustment	$(2,842)	$(6,143)

Net change of cash flow hedge (see Note 19 for further information)
Unrealized gain on cash flow hedge	2,084	677
Tax	(511)	(165)
Net of tax	1,573	512

Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of prior service cost	2	18
Amortization of gain	—	(5)
Gain arising during the period and prior service credit	(32)	(4)
Total before tax	(30)	9
Tax	3	(2)
Net of tax and adjustment	(27)	7

Total other comprehensive loss	$(1,296)	$(5,624)

Included in "Net foreign currency translation adjustment" were gains of $1,123 and $3,197, related to a net investment hedge, which were net of taxes of $333 and $1,026 for the three months ended March 31, 2022 and 2021, respectively. See Note 19, "Derivative Instruments and Hedging Activities."
Accumulated other comprehensive income (loss) at March 31, 2022 and December 31, 2021 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2021	$(3,602)	$(1,631)	$240	$(4,993)
Other comprehensive (loss) income	(2,842)	1,573	(27)	(1,296)
Balance March 31, 2022	$(6,444)	$(58)	$213	$(6,289)

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
Net periodic benefit costs for such retirement medical plans were as follows:

	Three Months Ended March 31,
	2022	2021
Service cost	$20	$22
Interest cost	6	6
Amortization of prior service cost	2	18
Amortization of gain	—	(6)
Net periodic benefit cost	$28	$40
The amount recorded for these obligations on the Company’s balance sheets as of March 31, 2022 and December 31, 2021 were $1,197 and $1,293, respectively, and are included in other long-term obligations. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $200 per year.
Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas, which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on the Company's consolidated balance sheet as of March 31, 2022 and December 31, 2021 were $676 and $684, respectively, and were included in other long-term obligations.
Net periodic benefit costs for such benefit pension plans were as follows:

	Three Months Ended March 31,
	2022	2021
Service cost with interest to end of year	$11	$17
Interest cost	5	4
Expected return on plan assets	(10)	(9)
Amortization of gain	—	1
Total net periodic benefit cost	$6	$13
Deferred Compensation Plan
On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability was $8,206 and $6,270 as of March 31, 2022 and December 31, 2021, respectively, and was included in other long-term obligations on the Company’s consolidated balance sheets. The related rabbi trust assets were $8,208 and $6,267 as of March 31, 2022 and December 31, 2021, respectively, and were included in other non-current assets on the Company's consolidated balance sheets.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at March 31, 2022 are as follows:

Year
April 1, 2022 to December 31, 2022	$2,097
2023	2,212
2024	1,964
2025	1,132
2026	743
2027	549
Thereafter	1,930
Total minimum lease payments	$10,627
The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983 because of dioxin contamination on portions of the site. Remediation was conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona, Missouri facility for certain potential liabilities associated with the Superfund site. In February 2022, BCP Ingredients, Inc. ("BCP"), the Company subsidiary that operates the site, along with the former owner of the site received a Special Notice Letter from EPA for the performance of a focused remedial investigation/feasibility study at the site with regard to the presence of certain contaminants, focusing primarily on 1,4 dioxane. BCP has, with the assistance of experts, studied site conditions and hydrogeology and responded to the Special Notice Letter. BCP anticipates that the EPA will respond to its response in the coming months.
From time to time, the Company is a party to various litigation, claims and assessments.  Management believes that the ultimate outcome of such matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2022 and December 31, 2021 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at March 31, 2022 and December 31, 2021 includes $937 and $933 in money market funds, respectively.
Non-current assets at March 31, 2022 and December 31, 2021 includes $8,208 and $6,267, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
The Company also has derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which are included in derivative assets or derivative liabilities, in the consolidated balance sheets (see Note 19, "Derivative Instruments and Hedging Activities"). The fair values of these derivative instruments are determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities. The derivative asset related to the cross-currency swap was $956 at March 31, 2022 and the derivative liability related to the cross-currency swap was $500 at December 31, 2021. The derivative liability related to the interest rate swap was $74 and $2,158 at March 31, 2022 and December 31, 2021, respectively.

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
The services the Company provided amounted to $975 and $827 for the three months ended March 31, 2022 and 2021, respectively. The raw materials purchased and subsequently sold amounted to $9,311 and $5,462 for the three months ended March 31, 2022 and 2021, respectively. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $6,489 and $4,391 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, the Company had receivables of $13,651 and $10,504, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold and payables of $8,673 and $7,552, respectively, for finished goods received recorded in accounts payable. In addition, the Company had receivables in the amount of $164, related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables as of December 31, 2021. There was no such receivables as of March 31, 2022. The Company had payables in the amount of $318 and $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of March 31, 2022 and December 31, 2021, respectively.

NOTE 18 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as either operating leases or finance leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the right of use asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from March 31, 2022. In addition, the Company has historically not been exercising purchase options with equipment leases as it does not make economic sense to buy the leased equipment. Instead, the Company has historically replaced the leased equipment with a newly leased equipment. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.
The Company did not identify any embedded leases. As indicated above, the Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the company applied the following discount rates for new leases entered into during 2022: (1) 1-2 years, 1.45% (2) 3-4 years, 2.04% (3) 5-9 years, 2.38% and (4) 10+ years, 3.10%.
In connection with the acquisition of Zumbro, the Company assumed a finance lease commitment for a warehouse, with an expiration date of March 31, 2033. The warehouse can be purchased at a pre-determined price beginning in 2023.
Right of use assets and lease liabilities at March 31, 2022 and December 31, 2021 are summarized as follows:

Right of use assets	March 31, 2022	December 31, 2021
Operating leases	$6,901	$6,929
Finance leases	2,308	2,359
Total	$9,209	$9,288

Lease liabilities - current	March 31, 2022	December 31, 2021
Operating leases	$2,194	$2,194
Finance leases	169	167
Total	$2,363	$2,361

Lease liabilities - non-current	March 31, 2022	December 31, 2021
Operating leases	$4,730	$4,811
Finance leases	2,260	2,303
Total	$6,990	$7,114
For the three months ended March 31, 2022 and 2021, the Company's total lease costs were as follows, which included both amounts recognized in profits or losses during the period and amounts capitalized on the balance sheet, and the cash flows arising from lease transactions:

	Three Months Ended March 31,
	2022	2021
Lease Cost
Operating lease cost	$781	$716

Finance Lease cost
Amortization of ROU asset	52	52
Interest on lease liabilities	31	33
Total finance lease cost	$83	$85

Total lease cost	$864	$801

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$801	$739
Operating cash flows from finance leases	31	33
Financing cash flows from finance leases	41	39
	$873	$811

ROU assets obtained in exchange for new operating lease liabilities, net of ROU assets disposals	$662	$1,036

Weighted-average remaining lease term - operating leases	4.03 years	4.14 years
Weighted-average remaining lease term - finance leases	11.16 years	12.00 years

Weighted-average discount rate - operating leases	3.3%	4.2%
Weighted-average discount rate - finance leases	5.1%	5.1%
Rent expense charged to operations under operating lease agreements for the three months ended March 31, 2022 and 2021 aggregated approximately $781 and $716, respectively.

NOTE 19 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market fluctuations in interest rates as well as variability in foreign exchange rates. In May 2019, the Company entered into an interest rate swap (cash flow hedge) with the JP Morgan Chase, N.A. (the "Swap Counterparty") and a

cross-currency swap (net investment hedge) with the JP Morgan Chase, N.A. (the "the Bank Counterparty"). The Company's primary objective for holding derivative financial instruments is to manage interest rate risk and foreign currency risk.
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the Credit Agreement. The net interest expense related to the interest rate swap contract were $513 and $521 for the three months ended March 31, 2022 and 2021, which were recorded in the consolidated statements of operations under interest expense, net.
At the same time, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. Interest income related to the cross-currency swap contract was $550 and $556, respectively, for the three months ended March 31, 2022 and 2021, which was recorded in the condensed consolidated statements of operations under interest expense, net.
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
As of March 31, 2022 and December 31, 2021, the fair value of the derivative instruments is presented as follows in the Company's consolidated balance sheets:

Derivative assets (liabilities)	March 31, 2022	December 31, 2021
Interest rate swap	$(74)	$(2,158)
Cross-currency swap	956	(500)
Derivative assets (liabilities)	$882	$(2,658)
On a quarterly basis, the Company assesses whether the hedging relationship related to the interest rate swap is highly effective at achieving offsetting changes in cash flow attributable to the risk being hedged based on the following factors: (1) whether the key features and terms as enumerated above for the interest rate swap and hedged transactions match during the period (2) whether it is probable that the Swap Counterparty will not default on its obligations under the swap, and (3) whether the relationship qualifies for hedge accounting based on the Company's quarterly qualitative review.
In addition, on a quarterly basis the Company assesses whether the hedging relationship related to the cross-currency swap is highly effective based on the following evaluations: (1) whether the Company will always have a sufficient amount of non-functional currency (EUR) net investment balance to at least meet the cross-currency notional amount until the maturity date of the hedge (2) whether it is probable that the Swap Counterparty will not default on its obligations under the swap, and (3) whether the relationship qualifies for hedge accounting based on the Company's quarterly qualitative review.
If any mismatches arise for either the interest rate swap or cross-currency swap, the Company will perform a regression analysis to determine if the hedged transaction is highly effective. If determined not to be highly effective, the Company will discontinue hedge accounting.
As of March 31, 2022, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments was recorded in accumulated other comprehensive income.

Gains on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the three months ended March 31, 2022 and 2021:

	Location within Statements of Comprehensive Income	Three Months Ended March 31,
		2022	2021
Cash flow hedge (interest rate swap), net of tax	Unrealized gain on cash flow hedge, net	$1,573	$512
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	1,123	3,197
Total		$2,696	$3,709

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (All amounts in thousands, except share and per share data)
This report contains forward-looking statements, within the meaning of Section 21E of the Exchange Act, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2021 and other factors that may be identified elsewhere in this report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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
As of March 31, 2022, we employed approximately 1,327 full time employees worldwide. Although we are facing challenging labor markets, we believe that we have been successful in attracting skilled and experienced personnel in a competitive environment and that our human capital resources are adequate to perform all business functions. In addition, we continue to enhance technology in order to optimize productivity and performance.
COVID-19 Response
The COVID-19 response effort has been a primary focus for us since early 2020. Our focus has been on employee safety first, keeping our manufacturing sites operational, satisfying customer needs, preserving cash and ensuring strong liquidity, and responding to changes in this dynamic market environment as appropriate.
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

We are increasingly focused on managing the extraordinary supply chain disruptions that are challenging the markets we operate within that are, at least in part, related to the pandemic and/or the global recovery from the pandemic. We are experiencing severe input cost inflation, raw material shortages, logistics disruptions, and labor availability issues. These indirect pandemic related challenges accelerated as 2021 progressed, continued into the first quarter of 2022, and are likely to continue for some time.
Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three months ended March 31, 2022 and 2021:

Business Segment Net Sales	Three Months Ended March 31,
	2022	2021
Human Nutrition & Health	$122,445	$104,516
Animal Nutrition & Health	69,342	51,148
Specialty Products	33,334	28,008
Other and Unallocated (1)	3,746	1,984
Total	$228,867	$185,656

Business Segment Earnings From Operations	Three Months Ended March 31,
	2022	2021
Human Nutrition & Health	$20,303	$19,690
Animal Nutrition & Health	11,321	5,056
Specialty Products	7,761	7,189
Other and Unallocated (1)	(1,049)	(1,360)
Total	$38,336	$30,575

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $304 and $234 for the first quarter of 2022 and 2021, respectively, and (ii) Unallocated amortization expense of $738 and $604 for the first quarter of 2022 and 2021, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

RESULTS OF OPERATIONS
(All amounts in thousands, except share and per share data)
Three months ended March 31, 2022 compared to three months ended March 31, 2021.
Net Earnings

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Net sales	$228,867	$185,656	$43,211	23.3%
Gross margin	71,506	58,727	12,779	21.8%
Operating expenses	33,170	28,152	5,018	17.8%
Earnings from operations	38,336	30,575	7,761	25.4%
Other expenses	706	592	114	19.3%
Income tax expense	8,700	6,572	2,128	32.4%
Net earnings	$28,930	$23,411	$5,519	23.6%
Net Sales

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Human Nutrition & Health	$122,445	$104,516	$17,929	17.2%
Animal Nutrition & Health	69,342	51,148	18,194	35.6%
Specialty Products	33,334	28,008	5,326	19.0%
Other	3,746	1,984	1,762	88.8%
Total	$228,867	$185,656	$43,211	23.3%

•The increase in net sales within the Human Nutrition & Health segment for the first quarter of 2022 as compared to the first quarter of 2021 was primarily attributed to sales growth within the food and beverage markets. Total sales for this segment grew 17.2%, with average selling prices contributing 16.2%, volume and mix contributing 1.1%, and the change in foreign currency exchange rates contributing -0.2%.
•The increase in net sales within the Animal Nutrition & Health segment for the first quarter of 2022 compared to the first quarter of 2021 was primarily the result of higher sales in both monogastric and ruminant animal markets. Total sales for this segment grew 35.6%, with average selling prices contributing 32.1%, volume and mix contributing 5.6%, and the change in foreign currency exchange rates contributing -2.2%.
•The increase in Specialty Products segment sales for the first quarter of 2022 compared to the first quarter of 2021 was primarily due to year over year sales growth in both the medical device sterilization market and plant nutrition business. Total sales for this segment increased 19.0%, with average selling prices contributing 15.8%, volume and mix contributing 5.1%, and the change in foreign currency exchange rates contributing -1.8%.
•Sales relating to Other increased from the prior year primarily due to higher demand.
•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.
Gross Margin

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Gross margin	$71,506	$58,727	$12,779	21.8%
% of net sales	31.2%	31.6%

Gross margin dollars increased in the first quarter of 2022 compared to the first quarter of 2021 due to the aforementioned higher sales of $43,211, partially offset by an increase in cost of goods sold of $30,432. The 24.0% increase in cost of goods sold was primarily driven by the significant inflation of manufacturing input costs, primarily related to raw materials.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Operating expenses	$33,170	$28,152	$5,018	17.8%
% of net sales	14.5%	15.2%
The increase in operating expenses was primarily due to certain higher compensation-related costs of $2,658, an increase in consulting costs and outside services of $978, and higher advertising and marketing expenses of $484, partially offset by a decrease in amortization expenses of $415.
Earnings from Operations

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Human Nutrition & Health	$20,303	$19,690	$613	3.1%
Animal Nutrition & Health	11,321	5,056	6,265	123.9%
Specialty Products	7,761	7,189	572	8.0%
Other and unallocated	(1,049)	(1,360)	311	22.9%
Earnings from operations	$38,336	$30,575	$7,761	25.4%

% of net sales (operating margin)	16.8%	16.5%

•Earnings from operations for the Human Nutrition & Health segment increased primarily due to the aforementioned higher sales, partially offset by a 210 basis point decrease in gross margin, mainly driven by a significant increase in certain manufacturing input costs, largely related to raw materials. Additionally, total operating expenses for this segment increased by $2,657, primarily due to higher compensation-related costs of $1,301, an increase in consulting costs and outside services of $519, and higher research and development expenses of $256.
•Animal Nutrition & Health segment earnings from operations increased primarily due to the aforementioned higher sales and a 200 basis point increase in gross margin as a percentage of sales. Total operating expense for this segment increased by $1,210, driven by higher compensation-related costs of $683.
•The increase in earnings from operations for Specialty Products segment was primarily due to the aforementioned higher sales, partially offset by a 370 basis point decrease in gross margin as a percentage of sales, driven by a significant increase in certain manufacturing input costs, primarily related to raw materials. Additionally, total operating expenses for this segment increased by $831, driven by higher compensation-related costs of $619.
•The increase in Other and unallocated was primarily driven by the aforementioned higher sales.
Other Expenses (Income)

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Interest expense	$545	$725	$(180)	(24.8)%
Other (income) expense, net	161	(133)	294	(221.1)%
	$706	$592	$114	19.3%
Interest expense for the three months ended March 31, 2022 and 2021 was primarily related to outstanding borrowings under the Credit Agreement.

Income Tax Expense

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Income tax expense	$8,700	$6,572	$2,128	32.4%
Effective tax rate	23.1%	21.9%
The effective tax rate increase was primarily due to a reduction in certain tax credits and increased international income subject to higher foreign tax rates.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)
During the three months ended March 31, 2022, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents decreased to $64,466 at March 31, 2022 from $103,239 at December 31, 2021. At March 31, 2022, the Company had $56,788 of cash and cash equivalents held by foreign subsidiaries.  It is our intention to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds.  Working capital was $196,275 at March 31, 2022 as compared to $178,430 at December 31, 2021, an increase of $17,845. Working capital reflects the payment of the 2021 declared dividend in 2022 of $20,703, proceeds from the revolving debt of $20,000, and capital expenditures and intangible assets acquired of $10,256.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Cash flows provided by operating activities	$7,021	$40,607	$(33,586)	(82.7)%
Cash flows used in investing activities	(10,072)	(6,226)	(3,846)	(61.8)%
Cash flows used in financing activities	(34,845)	(27,933)	(6,912)	(24.7)%
Operating Activities
The decrease in cash flows from operating activities was primarily driven by changes in working capital and the timing of increased sales, restocking of inventory, and payments to suppliers.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $10,256 and $6,312 for the three months ended March 31, 2022 and 2021, respectively.
Financing Activities
We borrowed $20,000 against the revolving loan during the first quarter of 2022, resulting in $371,431 available under the Credit Agreement as of March 31, 2022.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,063,929 shares have been purchased. We repurchase shares from employees in connection with settlement of transactions under our equity incentive plans. We also intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors.
Proceeds from stock options exercised were $498 and $2,402 for the three months ended March 31, 2022 and 2021, respectively. Dividend payments were $20,703 and $18,700 for the three months ended March 31, 2022 and 2021, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 14 – Employee Benefit Plans.  The liability recorded in other long-term liabilities on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 was $1,197 and $1,293, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of March 31, 2022 and December 31, 2021 was $8,206 and $6,270, respectively, and was included in other long-term obligations on our balance sheets. The related rabbi trust assets were $8,208 and $6,267 as of March 31, 2022 and December 31, 2021, respectively, and were included in other non-current assets on our balance sheets.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheets as of March 31, 2022 and December 31, 2021 were $676 and $684, respectively, and were included in other long-term obligations.

Critical Accounting Estimates
There were no changes to the Company's Critical Accounting Estimates, as described in its December 31, 2021 Annual Report on Form 10-K, during the three months ended March 31, 2022.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three months ended March 31, 2022. Refer to Note 17, "Related Party Transactions".

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. In the second quarter of 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted above (see Note 19). Additionally, as of March 31, 2022, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at March 31, 2022, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,286. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Interest Rate Risk
We have exposure to market risk for changes in interest rates, including the interest rate relating to the Credit Agreement dated. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 19 to our condensed consolidated financial statements). As of March 31, 2022, the notional amount of our outstanding interest rate swap was $108,569.

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

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
(b)Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II.    Other Information

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as follows:
Our foreign sales and operations can be adversely affected by supply disruptions due to the military conflict between Russia and Ukraine.
We conduct a portion of our sales and manufacturing outside the United States. Our foreign sales and operations are subject to a number of risks, including political and economic instability, which could have a material adverse impact on our ability to increase or maintain our international sales and operations. The military conflict between Russia and Ukraine may increase the likelihood of already strained supply interruptions and further hinder our ability to access the materials and energy we need to manufacture our products. Additional supply chain disruptions will make it harder for us to find favorable pricing and reliable sources for the materials we need. As a result, such disruptions will put upward pressure on our costs and increase the risk that we may be unable to acquire the materials and services we need to continue to make certain products, in particular at our manufacturing facilities in Europe.

Item 2C.     Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	88,154	$147.03	88,154	$125,951,395
February 1-28, 2021	57,531	$139.75	57,531	$111,675,367
March 1-31, 2021	100,000	$135.98	100,000	$95,065,135
	245,685		245,685

(1) Our Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,063,929 shares have been purchased. There is no expiration for this program.

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

Date: April 29, 2022