Form 10-Q
period 2022-06-30
BALCHEM CORP
filed 2022-07-29
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2022
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 21, 2022, the registrant had 32,120,593 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	June 30, 2022 (unaudited)	December 31, 2021
Current assets:
Cash and cash equivalents	$76,183	$103,239
Accounts receivable, net of allowance for doubtful accounts of $1,203 and $928 at June 30, 2022 and December 31, 2021 respectively	138,579	117,408
Inventories	140,840	91,058
Prepaid expenses	8,467	6,116
Derivative assets	7,276	—
Other current assets	5,796	4,411
Total current assets	377,141	322,232
Property, plant and equipment, net	252,145	237,517
Goodwill	731,772	523,949
Intangible assets with finite lives, net	218,802	94,665
Right of use assets - operating leases	10,718	6,929
Right of use assets - finance lease	2,255	2,359
Other assets	13,841	11,674
Total assets	$1,606,674	$1,199,325
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$66,363	$56,243
Accrued expenses	58,649	43,411
Accrued compensation and other benefits	14,973	19,567
Dividends payable	127	20,886
Income taxes payable	863	1,334
Operating lease liabilities - current	2,997	2,194
Finance lease liabilities - current	171	167
Total current liabilities	144,143	143,802
Revolving loan	433,569	108,569
Deferred income taxes	77,574	46,455
Operating lease liabilities - non-current	7,725	4,811
Finance lease liabilities - non-current	2,216	2,303
Derivative liabilities	—	2,658
Contingent consideration liability	24,793	—
Other long-term obligations	15,284	13,712
Total liabilities	705,304	322,310
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,120,593 and 32,287,150 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,143	2,154
Additional paid-in capital	120,811	147,716
Retained earnings	790,840	732,138
Accumulated other comprehensive income	(12,424)	(4,993)
Total stockholders' equity	901,370	877,015
Total liabilities and stockholders' equity	$1,606,674	$1,199,325
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$236,693	$202,365	$465,560	$388,021

Cost of sales	164,817	142,918	322,178	269,847

Gross margin	71,876	59,447	143,382	118,174

Operating expenses:
Selling expenses	15,991	14,846	32,976	29,770
Research and development expenses	2,922	2,899	6,153	5,648
General and administrative expenses	13,043	11,109	25,997	21,588
	31,956	28,854	65,126	57,006

Earnings from operations	39,920	30,593	78,256	61,168

Other expenses, net:
Interest expense, net	960	608	1,505	1,333
Other (income) expense, net	(298)	(34)	(137)	(167)
	662	574	1,368	1,166

Earnings before income tax expense	39,258	30,019	76,888	60,002

Income tax expense	9,476	7,288	18,176	13,860

Net earnings	$29,782	$22,731	$58,712	$46,142

Net earnings per common share - basic	$0.93	$0.71	$1.83	$1.43

Net earnings per common share - diluted	$0.92	$0.70	$1.81	$1.41
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net earnings	$29,782	$22,731	$58,712	$46,142

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,951)	1,524	(9,793)	(4,619)
Unrealized gain on cash flow hedge	850	351	2,423	863
Change in postretirement benefit plans	(34)	8	(61)	15
Other comprehensive income (loss)	(6,135)	1,883	(7,431)	(3,741)

Comprehensive income	$23,647	$24,614	$51,281	$42,401
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2022 and 2021
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2021	$877,015	$732,138	$(4,993)	32,287,150	$2,154	$147,716
Net earnings	28,930	28,930	—	—	—	—
Other comprehensive (loss)	(1,296)	—	(1,296)	—	—	—
Repurchases of common stock	(34,599)	—	—	(245,685)	(16)	(34,583)
Dividends	(10)	(10)	—	—	—	—
Shares and options issued under stock plans	3,642	—	—	74,604	4	3,638
Balance - March 31, 2022	873,682	761,058	(6,289)	32,116,069	2,142	116,771
Net earnings	29,782	29,782	—	—	—	—
Other comprehensive (loss)	(6,135)	—	(6,135)	—	—	—
Repurchases of common stock	(600)	—	—	(4,976)	—	(600)
Shares and options issued under stock plans	4,641	—	—	9,500	1	4,640
Balance - June 30, 2022	$901,370	$790,840	$(12,424)	32,120,593	$2,143	$120,811

Balance - December 31, 2020	$828,233	$656,740	$4,173	32,372,621	$2,160	$165,160
Net earnings	23,411	23,411	—	—	—	—
Other comprehensive (loss)	(5,624)	—	(5,624)	—	—	—
Repurchases of common stock	(1,596)	—	—	(13,475)	(1)	(1,595)
Shares and options issued under stock plans	5,068	—	—	92,784	6	5,062
Balance - March 31, 2021	849,492	680,151	(1,451)	32,451,930	2,165	168,627
Net earnings	22,731	22,731	—	—	—	—
Other comprehensive income	1,883	—	1,883	—	—	—
Repurchases of common stock	(9,240)	—	—	(72,649)	(5)	(9,235)
Shares and options issued under stock plans	4,776	—	—	25,493	2	4,774
Balance - June 30, 2021	$869,642	$702,882	$432	32,404,774	$2,162	$164,166
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$58,712	$46,142

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,861	24,463
Stock compensation expense	6,889	5,914
Deferred income taxes	1,778	54
Provision for doubtful accounts	380	(25)
Unrealized loss/(gain) on foreign currency transaction and deferred compensation	188	(401)
Asset impairment charge	23	—
Loss/(gain) on disposal of assets	203	(19)
Changes in assets and liabilities
Accounts receivable	(15,506)	(16,361)
Inventories	(33,141)	(7,949)
Prepaid expenses and other current assets	(1,733)	(2,859)
Accounts payable and accrued expenses	15,075	25,873
Income taxes	(779)	898
Other	(689)	659
Net cash provided by operating activities	55,261	76,389

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(295,660)	—
Capital expenditures and intangible assets acquired	(20,799)	(13,760)
Proceeds from sale of assets	197	240
Investment in affiliates	(150)	—
Net cash used in investing activities	(316,412)	(13,520)

Cash flows from financing activities:
Proceeds from revolving loan	365,000	5,000
Principal payments on revolving loan	(40,000)	(45,000)
Principal payments on acquired debt	(30,648)	—
Principal payments on finance lease	(83)	(78)
Proceeds from stock options exercised	1,328	3,886
Dividends paid	(20,704)	(18,700)
Purchase of common stock	(35,199)	(10,835)
Net cash provided by (used in) financing activities	239,694	(65,727)

Effect of exchange rate changes on cash	(5,599)	(1,811)

Decrease in cash and cash equivalents	(27,056)	(4,669)

Cash and cash equivalents beginning of period	103,239	84,571
Cash and cash equivalents end of period	$76,183	$79,902
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
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results expected for the full year or any interim period.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, this Standard Update is in effect from March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The Company adopted the Standard Update in 2021. The adoption of the Standard update did not have a significant impact on the Company's consolidated financial statements and disclosures.
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

NOTE 2 – SIGNIFICANT ACQUISITIONS
On June 21, 2022, Balchem and its wholly-owned subsidiary, Balchem B.V., completed the acquisition of Kechu BidCo AS and its subsidiary companies, including Kappa Bioscience AS, a leading science-based manufacturer of specialty vitamin K2 for the human nutrition industry, headquartered in Oslo, Norway (all acquired companies being hereinafter collectively referred to as “Kappa”). The Company made payments of approximately kr3,301,341 ("kr" indicates the Norwegian krone) on the acquisition date, amounting to approximately kr2,997,669 to the former shareholder and approximately kr303,672 to Kappa's lenders to pay off all Kappa bank debt. Net of cash acquired of kr63,064, total payments on the acquisition date were kr3,238,277. Considering net cash acquired of $6,365, these payments translated to approximately $326,820 paid on the acquisition date, amounting to $302,537 paid to the former shareholder and approximately $30,648 to Kappa's lenders. The acquisition was primarily financed through the 2018 Credit Agreement (see Note 8, "Revolving Loan"). In connection with this transaction, the seller has an opportunity to receive an additional payment in 2024 if certain financial performance targets and other metrics are met, and therefore we recorded contingent consideration of kr245,000 (translated to $24,793) as of June 30, 2022. Kappa manufactures specialty vitamin K2, a fast-growing specialty vitamin that plays a crucial role in the human body for bone health, heart health, immunity, and athletic performance. Primarily, vitamin K2 supports the transport and distribution of calcium in the body. Vitamin K2 is important at all life stages, from pregnancy and early life to healthy aging. Kappa's K2VITAL® branded vitamin K2 is the leading synthetic vitamin K2 and is backed by strong intellectual property and a deep clinical research portfolio. The acquisition strengthens the Company's scientific and technical expertise, geographic reach, and marketplace leadership, which should ultimately lead to accelerated growth for the Company's portfolios within the Human Nutrition & Health segment.
The goodwill of $212,591 that arose on the acquisition date consists largely of expected synergies, including the combined entities' experience and technical problem-solving capabilities, and acquired workforce. The goodwill is assigned to the Human Nutrition & Health business segment and is not deductible for income tax purposes.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Cash and cash equivalents	$6,365
Accounts receivable	8,036
Inventories	17,701
Property, plant and equipment	9,854
Right of use assets	3,349
Customer relationships	113,545
Developed technology	18,166
Trademarks	6,055
Other assets	2,399
Accounts payable	(3,301)
Bank debt	(30,648)
Lease liabilities	(3,349)
Other liabilities	(4,373)
Deferred income taxes, net	(29,127)
Goodwill	212,591
Total consideration on acquisition date	327,263
Contingent consideration liability	(24,726)
Net gains on foreign currency exchange forward contracts	(512)
Amount paid to shareholders	302,025
Kappa bank debt paid on purchase date	30,648
Total amount paid on acquisition date	$332,673
The estimated fair value of tangible and intangible assets acquired and liabilities assumed is based on management’s estimates and assumptions, which are subject to change. In preparing our preliminary fair value estimates of the intangible assets and certain tangible assets acquired, management, among other things, consulted an independent advisor. Valuation methods utilized include net realizable value for inventory, multi-period excess earnings method for customer relationships, the relief from royalty method for other intangible assets, and a scenario-based approach for the contingent consideration. The purchase price and related allocation of assets acquired and liabilities assumed is preliminary pending management's final review of fair value calculations and deferred tax liabilities related to certain non-deductible assets.

Customer relationships are amortized over a 15-year period utilizing a percentage of excess earnings over economic life method. The corporate trademark and product trademarks are amortized over 2 years and 10 years, respectively, and developed technology is amortized over 12 years, utilizing the straight-line method as the consumption pattern of the related economic benefits cannot be reliably determined.
Transaction and integration costs related to the Kappa acquisition are included in selling, general, and administrative expenses and were $451 for both the three and six months ended June 30, 2022. There were no such amounts related to this acquisition for the three and six months ended June 30, 2021.
The following preliminary unaudited pro forma information has been prepared as if the acquisition had occurred on January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,

	Net Sales	Net Earnings	Net Sales	Net Earnings

Kappa actual results included in the Company's consolidated income statement from June 21, 2022 through June 30, 2022	$—	$—	$—	$—

2022 Supplemental pro forma combined financial information	$247,430	$30,172	$489,170	$58,648

2021 Supplemental pro forma combined financial information	$213,032	$26,344	$410,649	$50,379

Kappa's net sales and net earnings from June 21, 2022 through June 30, 2022 were not material. As such, they were not included in the Company's condensed consolidated statements of earnings for the three and six months ended June 30, 2022. 2022 supplemental pro forma net earnings for the three and six months ended June 30, 2022, excluded $643 and $722, respectively, of acquisition-related costs incurred. The pro forma information presented does not purport to be indicative of the results that actually would have been attained if the Kappa acquisition had occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

NOTE 3 – STOCKHOLDERS’ EQUITY
STOCK-BASED COMPENSATION
The Company’s results for the three and six months ended June 30, 2022 and 2021 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the		Increase/(Decrease) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$277	$444	$676	$744
Operating expenses	3,535	2,849	6,213	5,170
Net earnings	(2,933)	(2,547)	(5,312)	(4,569)
As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2022, the plans had 534,120 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three years for stock options, three to four years for employee restricted stock awards, three years for employee performance share awards, and three years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.
Option activity for the six months ended June 30, 2022 and 2021 is summarized below:

For the six months ended June 30, 2022	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2021	867	$88.19	$69,711
Granted	109	138.07
Exercised	(18)	72.74
Forfeited	(6)	120.36
Canceled	—	—
Outstanding as of June 30, 2022	952	$93.99	$34,907	6.4

Exercisable as of June 30, 2022	666	$81.11	$32,409	5.4

For the six months ended June 30, 2021	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2020	858	$80.58	$29,735
Granted	129	119.12
Exercised	(58)	65.95
Forfeited	(2)	101.38
Canceled	(1)	74.57
Outstanding as of June 30, 2021	926	$86.85	$41,107	6.8

Exercisable as of June 30, 2021	580	$73.72	$33,398	5.6
ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields of 0.5% and 0.5%; expected volatilities of 31% and 33%; risk-free interest rates of 2.0% and 0.5%; and expected lives of 4.9 years and 4.9 years, in each case for the six months ended June 30, 2022 and 2021, respectively.
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

Other information pertaining to option activity during the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted-average fair value of options granted	$—	$34.42	$40.26	$33.11
Total intrinsic value of stock options exercised ($000s)	$495	$1,814	$1,149	$3,731

Non-vested restricted stock activity for the six months ended June 30, 2022 and 2021 is summarized below:

	Six Months Ended June 30,
	2022		2021
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	166	$99.70	159	$90.71
Granted	34	137.74	37	119.30
Vested	(77)	80.84	(13)	87.33
Forfeited	(3)	116.73	(2)	85.60
Non-vested balance as of June 30	120	$122.03	181	$96.89

Non-vested performance share activity for the six months ended June 30, 2022 and 2021 is summarized below:

	Six Months Ended June 30,
	2022		2021
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	69	$110.72	71	$91.99
Granted	39	114.22	36	108.74
Vested	(35)	53.17	(24)	70.64
Forfeited	(3)	84.09	(11)	74.57
Non-vested balance as of June 30	70	$127.69	72	$110.22

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 1.8% and 0.2%; dividend yields of 0.5% and 0.6%; volatilities of 32% and 33%; and initial TSR’s of -15.7% and 11.7%, in each case for the six months ended June 30, 2022 and 2021, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
As of June 30, 2022 and 2021, there were $19,988 and $19,796, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2022, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The Company estimates that share-based compensation expense for the year ended December 31, 2022 will be approximately $13,000.
REPURCHASE OF COMMON STOCK
The Company's Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,068,905 shares have been purchased. The Company’s prior presentation of reflecting treasury stock separately within stockholders’ equity has been adjusted to conform to the presentation prescribed by the State of Maryland, where the Company is incorporated. In connection therewith, adjustments to balances previously reflected as treasury stock of $8,472, $2,210, and $7,873 as of June 30, 2021, March 31, 2021, and December 31, 2020, respectively, were made to the condensed consolidated statements of changes in stockholders’ equity and prior references to “Treasury shares purchased” were updated to “Repurchases of common stock”, accordingly. There was no impact to total stockholders’ equity in any of the years presented as a result of these updates. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. During the six months ended June 30, 2022 and 2021, the Company purchased 250,661 and 86,124 shares, respectively, from open market purchases and from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes. These shares were purchased at an average cost of $140.42 and $125.81, respectively.

NOTE 4 – INVENTORIES
Inventories at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$43,342	$28,639
Work in progress	20,249	10,563
Finished goods	77,249	51,856
Total inventories	$140,840	$91,058

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022	December 31, 2021
Land	$11,273	$11,692
Building	91,140	89,602
Equipment	263,929	253,995
Construction in progress	65,906	52,930
	432,248	408,219
Less: accumulated depreciation	180,103	170,702
Property, plant and equipment, net	$252,145	$237,517

NOTE 6 – INTANGIBLE ASSETS
The Company had goodwill in the amount of $731,772 and $523,949 as of June 30, 2022 and December 31, 2021, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is the result of the acquisition of Kappa, partially offset by the change due to foreign exchange translation adjustments. Refer to Note 2, "Significant Acquisitions", for more information.

Identifiable intangible assets with finite lives at June 30, 2022 and December 31, 2021 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 6/30/2022	Accumulated Amortization at 6/30/2022	Gross Carrying Amount at 12/31/2021	Accumulated Amortization at 12/31/2021
Customer relationships & lists	10-20	$350,523	$180,638	$240,059	$173,489
Trademarks & trade names	2-17	48,724	30,968	43,116	28,985
Developed technology	5-12	38,252	14,993	20,234	14,607
Other	2-18	24,687	16,785	23,921	15,584
		$462,186	$243,384	$327,330	$232,665
Amortization of identifiable intangible assets was approximately $5,850 and $11,761 for the three and six months ended June 30, 2022, respectively, and $6,229 and $12,713 for the three and six months ended June 30, 2021, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $14,485 for the remainder of 2022, $27,923 for 2023, $19,659 for 2024, $16,117 for 2025, $15,710 for 2026 and $14,949 for 2027. At June 30, 2022 and December 31, 2021, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2022 and 2021.

NOTE 7 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company receives up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $140 and $280 for the three and six months ended June 30, 2022, respectively, and $130 and $274 for the three and six months ended June 30, 2021, respectively, relating to its portion of the joint venture's expenses in other expense. The Company made capital contributions to the investment totaling $75 and $133 for the three and six months ended June 30, 2022, respectively, and received a net return of capital totaling $28 and $15 for the three and six months ended June 30, 2021, respectively. The carrying value of the joint venture at June 30, 2022 and December 31, 2021 was $4,352 and $4,499, respectively, and is recorded in "Other assets."

NOTE 8 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into a credit agreement (the "2018 Credit Agreement"), which replaced the existing credit facility that had provided for a senior secured term loan of $350,000 and a revolving loan of $100,000.  The 2018 Credit Agreement, which expires on June 27, 2023, provides for revolving loans up to $500,000 (collectively referred to as the “loans”).  The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion.  The initial proceeds from the 2018 Credit Agreement were used to repay the outstanding balance of $210,750 on its senior secured term loan, which was due May 2019. During the second quarter of 2022, the Company borrowed an additional $345,000 to fund the Kappa acquisition (see Note 2, "Significant Acquisitions"). As of June 30, 2022 and December 31, 2021, the total balance outstanding on the 2018 Credit Agreement amounted to $433,569 and $108,569, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date. On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement with lenders in the form of a senior secured revolving credit facility, due July 27, 2027. The Amended and Restated Credit Agreement allows for up to $550,000 of borrowing. The Company used initial proceeds from the Amended and Restated Credit Agreement to repay the outstanding balance of $433,569 on the previous revolving credit facility, due June 2023. In connection with the entering into the Amended and Restated Credit Agreement, the Company also modified its existing interest rate swap under the relief provided for in ASC 848, "Reference Rate Reform" (see Note 20 "Derivative Instruments and Hedging Activities").

Amounts outstanding under the 2018 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2018 Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2018 Credit Agreement, and the interest rate was 2.538% at June 30, 2022. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2018 Credit Agreement and ranges from 0.15% to 0.275% (0.15% at June 30, 2022).  The unused portion of the revolving loan amounted to $66,431 at June 30, 2022.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the 2018 Credit Agreement, which is not materially different than the effective interest method.  Costs associated with the issuance of the extinguished debt instrument were capitalized and amortized over the term of the respective financing arrangement using the effective interest method. Capitalized costs net of accumulated amortization totaled $280 and $421 at June 30, 2022 and December 31, 2021, respectively, and are included in other assets on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $70 and $141 for the three and six months ended June 30, 2022 and 2021, respectively, and are included in "Interest expense" in the accompanying condensed consolidated statements of earnings.
The 2018 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio.  At June 30, 2022, the Company was in compliance with these covenants.  Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 9– NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Earnings - Basic and Diluted	$29,782	$22,731	$58,712	$46,142

Shares (000s)
Weighted Average Common Shares - Basic	31,999	32,232	32,020	32,243
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	315	419	375	410
Weighted Average Common Shares - Diluted	32,314	32,651	32,395	32,653

Net Earnings Per Share - Basic	$0.93	$0.71	$1.83	$1.43
Net Earnings Per Share - Diluted	$0.92	$0.70	$1.81	$1.41
The number of anti-dilutive shares were 294,568 and 237,453 for the three and six months ended June 30, 2022, respectively, and 153,868 and 304,324 for the three and six months ended June 30, 2021, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 10 – INCOME TAXES
The Company’s effective tax rate for the three months ended June 30, 2022 and 2021, was 24.1% and 24.3%, respectively, and 23.6% and 23.1% for the six months ended June 30, 2022 and 2021. The decrease in the effective tax rate for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to the prior year being negatively impacted by clarifying regulations related to tax reform, which was offset by lower tax benefits from stock-based compensation in the current quarter. The increase in the effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to lower tax benefits from stock-based compensation and a reduction in certain tax credits.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2022, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2017. As of June 30, 2022 and December 31, 2021, the Company had approximately $5,902 and $5,881, respectively, of unrecognized tax benefits, which are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of "Income tax expense" in the condensed consolidated statements of earnings. The total amounts of accrued interest and penalties related to uncertain tax positions at June 30, 2022 and December 31, 2021 were approximately $2,214 and $2,106, respectively, and are included in "Other long-term obligations."

NOTE 11 – SEGMENT INFORMATION
Balchem Corporation reports three business segments: Human Nutrition & Health, Animal Nutrition & Health, and Specialty Products. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated."
Human Nutrition & Health
The Human Nutrition & Health ("HNH") segment provides human grade choline nutrients and mineral amino acid chelated products through this segment for nutrition and health applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The Company's mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Proprietary technologies have been combined to create an organic molecule in a form the body can readily assimilate. Sales growth for human nutrition applications is reliant on differentiation from lower-cost competitive products through scientific data, intellectual property and customers' appreciation of brand value. Consequently, the Company makes investments in such activities for long-term value differentiation. This segment also serves the food and beverage industry for beverage, bakery, dairy, confectionary, and savory manufacturers. The Company partners with its customers from ideation through commercialization to bring on-trend beverages, baked goods, confections, dairy and meat products to market. The Company has expertise in trends analysis and product development. With its strong manufacturing capabilities in customized spray dried and emulsified powders, extrusion and agglomeration, blended lipid systems, liquid flavor delivery systems, juice and dairy bases, chocolate systems, ice cream bases and variegates, the Company is a one-stop solutions provider for beverage and dairy product development needs. Additionally, this segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, sports and protein bars, dietary plans, and nutritional supplements. The Company also creates cereal systems for ready-to-eat cereals, grain-based snacks, and cereal based ingredients. Through the Kappa acquisition, this segment recently began manufacturing specialty vitamin K2, which is a fast-growing specialty vitamin that plays a crucial role in the human body for bone health, heart health, immunity, and athletic performance.
Animal Nutrition & Health
The Company’s Animal Nutrition & Health ("ANH") segment provides nutritional products derived from its microencapsulation and chelation technologies in addition to basic choline chloride. For ruminant animals, the Company’s microencapsulated products boost health and milk production by delivering nutrient supplements that are biologically available, providing required nutritional levels. The Company’s proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for monogastric animal health, predominantly to the poultry, pet and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. In poultry, choline deficiency can result in reduced growth rates and perosis in young birds, while in swine production choline is a necessary and required component of gestating and lactating sow diets for both liver health and prevention of leg deformity.
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
The Company also distributes a number of other gases for various uses, most notably propylene oxide and ammonia. Propylene oxide is marketed and sold in the U.S. as a fumigant to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in certain shelled and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes. The Company distributes its propylene oxide product in the U.S. primarily in recyclable, single-walled, carbon steel cylinders according to standards outlined by the Environmental Protection Agency ("EPA") and the Department of Transportation ("DOT"). Propylene oxide is also sold worldwide to customers in approved reusable and recyclable drum and cylinder packaging for various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings. Ammonia is used primarily as a refrigerant, and also for heat treatment of metals and various chemical synthesis applications, and is distributed in reusable and recyclable drum and cylinder packaging approved for use in the countries these products are shipped to. The Company's inventory of cylinders for these products also represents a significant capital investment.
The Company’s micronutrient agricultural nutrition business sells chelated minerals primarily to producers of high value crops. The Company has a unique and patented two-step approach to solving mineral deficiency in plants to optimize health, yield and shelf-life.  First, the Company determines optimal mineral balance for plant health. The Company then has a foliar applied Metalosate® product range, utilizing patented amino acid chelate technology. Its products quickly and efficiently deliver mineral nutrients. As a result, the farmer/grower gets healthier crops that are more resistant to disease and pests, larger yields and healthier food for the consumer with extended shelf life for produce being shipped long distances.
The segment information is summarized as follows:

Business Segment Assets	June 30, 2022	December 31, 2021
Human Nutrition & Health	$1,146,749	$727,131
Animal Nutrition & Health	171,605	158,971
Specialty Products	179,573	184,628
Other and Unallocated (1)	108,747	128,595
Total	$1,606,674	$1,199,325

Business Segment Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Human Nutrition & Health	$131,628	$111,471	$254,073	$215,987
Animal Nutrition & Health	62,600	54,481	131,942	105,629
Specialty Products	36,647	34,022	69,981	62,030
Other and Unallocated (2)	5,818	2,391	9,564	4,375
Total	$236,693	$202,365	$465,560	$388,021

Business Segment Earnings Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Human Nutrition & Health	$23,705	$19,021	$44,008	$38,711
Animal Nutrition & Health	7,586	3,561	18,907	8,617
Specialty Products	9,919	9,729	17,680	16,918
Other and Unallocated (2)	(1,290)	(1,718)	(2,339)	(3,078)
Interest and other expense	(662)	(574)	(1,368)	(1,166)
Total	$39,258	$30,019	$76,888	$60,002

Depreciation/Amortization	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Human Nutrition & Health	$7,392	$7,441	$14,747	$15,014
Animal Nutrition & Health	1,668	1,816	3,329	3,580
Specialty Products	1,899	2,085	3,831	4,354
Other and Unallocated (2)	974	757	1,954	1,515
Total	$11,933	$12,099	$23,861	$24,463

Capital Expenditures	Six Months Ended June 30,
	2022	2021
Human Nutrition & Health	$11,006	$8,883
Animal Nutrition & Health	6,559	2,729
Specialty Products	2,206	1,448
Other and Unallocated (2)	338	66
Total	$20,109	$13,126

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $872 and $1,176 for the three and six months ended June 30, 2022, respectively, and $466 and $700 for the three and six months ended June 30, 2021, respectively, and (ii) Unallocated amortization expense of $811 and $1,620 for the three and six months ended June 30, 2022, respectively, and $674 and $1,349 for the three and six months ended June 30, 2021, respectively, related to an intangible asset in connection with a company-wide ERP system implementation and capitalized loan issuance costs that were included in interest expense in the Company's condensed consolidated statements of earnings.

NOTE 12 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.
The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product Sales	$225,260	$193,122	$443,313	$369,110
Co-manufacturing	9,819	6,878	18,126	14,156
Consignment	989	1,380	2,580	2,431
Product Sales Revenue	236,068	201,380	464,019	385,697
Royalty Revenue	625	985	1,541	2,324
Total Revenue	$236,693	$202,365	$465,560	$388,021
The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$169,076	$147,188	$343,567	$285,039
Foreign Countries	67,617	55,177	121,993	102,982
Total Revenue	$236,693	$202,365	$465,560	$388,021

Product Sales Revenues
The Company’s primary operation is the manufacturing and sale of health and nutrition ingredient products, in which the Company receives an order from a customer and fulfills that order. The Company’s product sales are considered point-in-time revenue and consist of three sub-streams: product sales, co-manufacturing, and consignment.

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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the six months ended June 30, 2022 and 2021 for income taxes and interest is as follows:

	Six Months Ended June 30,
	2022	2021
Income taxes	$15,562	$12,493
Interest	$1,960	$2,452

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive (loss)/income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net foreign currency translation adjustment	$(6,951)	$1,524	$(9,793)	$(4,619)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized gain on cash flow hedge	1,122	456	3,206	1,133
Tax	(272)	(105)	(783)	(270)
Net of tax	850	351	2,423	863

Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	2	19	4	37
Amortization of gain	—	(7)	—	(12)
Gain arising during the period and prior service credit	(9)	—	(41)	(4)
Total before tax	(7)	12	(37)	21
Tax	(27)	(4)	(24)	(6)
Net of tax and adjustment	(34)	8	(61)	15

Total other comprehensive (loss)/income	$(6,135)	$1,883	$(7,431)	$(3,741)

Included in "Net foreign currency translation adjustment" were gains of $3,963 and $5,086, related to a net investment hedge, which were net of taxes of $1,309 and $1,642 for the three and six months ended June 30, 2022, respectively. Included in "Net foreign currency translation adjustment" was a loss of $1,024 and a gain of $2,173, related to a net investment hedge, which were net of taxes of $336 and $690 for the three and six months ended June 30, 2021, respectively. See Note 20, "Derivative Instruments and Hedging Activities."

Accumulated other comprehensive (loss)/income at June 30, 2022 and December 31, 2021 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2021	$(3,602)	$(1,631)	$240	$(4,993)
Other comprehensive (loss)/income	(9,793)	2,423	(61)	(7,431)
Balance June 30, 2022	$(13,395)	$792	$179	$(12,424)

NOTE 15 – EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsored two 401(k) savings plans for eligible employees, which were merged into one plan on January 1st, 2021. The remaining plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions. The remaining plan also has a discretionary profit sharing portion and matches 401(k) contributions with shares of the Company’s Common Stock. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. On June 21, 2022, the Company completed the acquisition of Kappa, which sponsors one defined contribution plan for its employees.
Postretirement Medical Plans
The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that is under a collective bargaining agreement and covers eligible retired employees of the Verona facility and a plan for those named as executive officers in the Company’s proxy statement.
Net periodic benefit costs for such retirement medical plans were as follows:

	Six Months Ended June 30,
	2022	2021
Service cost	$39	$43
Interest cost	13	12
Amortization of prior service cost	4	37
Amortization of gain	—	(12)
Net periodic benefit cost	$56	$80
The amounts recorded for these obligations on the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 are $1,221 and $1,293, respectively, and are included in "Other long-term obligations." These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $200 per year.
Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas, which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on the Company's condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 were $641 and $684, respectively, and were included in "Other long-term obligations."

Net periodic benefit costs for such benefit pensions plans were as follows:

	Six Months Ended June 30,
	2022	2021
Service cost with interest to end of year	$29	$35
Interest cost	12	7
Expected return on plan assets	(25)	(18)
Amortization of gain	—	2
Total net periodic benefit cost	$16	$26
Deferred Compensation Plan
On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability was $8,252 as of June 30, 2022, of which $8,220 was included in "Other long-term obligations" and $32 was included in "Accrued compensation and other benefits" on the Company's condensed consolidated balance sheets. The deferred compensation liability was $6,270 as of December 31, 2021, of which $6,251 was included in "Other long-term obligations" and $19 was included in "Accrued compensation and other benefits" on the Company’s condensed consolidated balance sheets. The related rabbi trust assets were $8,255 and $6,267 as of June 30, 2022 and December 31, 2021, respectively, and were included in "Other non-current assets" on the Company's condensed consolidated balance sheets.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at June 30, 2022 are as follows:

Year
July 1, 2022 to December 31, 2022	$1,896
2023	3,551
2024	3,754
2025	2,824
2026	2,451
2027	2,093
Thereafter	6,225
Total minimum lease payments	$22,794
The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983 because of dioxin contamination on portions of the site. Remediation was conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona, Missouri facility for certain potential liabilities associated with the Superfund site. In February 2022, BCP Ingredients, Inc. ("BCP"), the Company subsidiary that operates the site, along with the prior owner of the site received a Special Notice Letter from EPA for the performance of a focused remedial investigation/feasibility study ("RI/FS") at the site with regard to the presence of certain contaminants at the site, focusing primarily on the presence of 1,4 dioxane and chlorobenzene. BCP and the site's prior owner are currently negotiating with the EPA and the State of Missouri with respect to a proposed Administrative Settlement Agreement and Order on Consent that defines the scope and performance of the focused RI/FS.
From time to time, the Company is a party to various litigation, claims and assessments.  Management believes that the ultimate outcome of such matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2022 and December 31, 2021 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at June 30, 2022 and December 31, 2021 includes $927 and $933 in money market funds, respectively.
Non-current assets at June 30, 2022 and December 31, 2021 includes $8,255 and $6,267, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
The Company also has derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which are included in "Derivative assets" or "Derivative liabilities" in the Company's condensed consolidated balance sheets (see Note 20, "Derivative Instruments and Hedging Activities"). The fair values of these derivative instruments are determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities. The derivative assets related to the cross-currency swap and the interest rate swap were $6,228 and $1,048 at June 30, 2022, respectively. The derivative liability related to the cross-currency swap and the interest rate swap was $500 and $2,158 at December 31, 2021, respectively.

NOTE 18 – RELATED PARTY TRANSACTIONS
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
Payments for the services the Company provided amounted to $1,022 and $1,997 for the three and six months ended June 30, 2022, respectively, and $920 and $1,747 for the three and six months ended June 30, 2021, respectively. The raw materials purchased and subsequently sold amounted to $10,910 and $20,221 for the three and six months ended June 30, 2022, respectively, and $6,580 and $12,042 for the three and six months ended June 30, 2021, respectively. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $8,233 and $14,722 for the three and six months ended June 30, 2022, respectively, and $5,210 and $9,601 for the three and six months ended June 30, 2021, respectively. At June 30, 2022 and December 31, 2021, the Company had receivables of $8,224 and $10,504, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. The Company also had payables of $5,829 and $7,552, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. In addition, the Company had receivables in the amount of $164 related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables as of December 31, 2021. There were no such receivables as of June 30, 2022. The Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of both June 30, 2022 and December 31, 2021.

NOTE 19 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the right of use asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from June 30, 2022. In addition, the Company has historically not been exercising purchase options under the equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with new leases. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.
On June 22, 2022, the Company signed a ten-year real estate sublease for approximately 40,000 square feet of office space, which will serve as the Company's corporate headquarters and a laboratory facility. The sublease will not commence until the sublandlord substantially completes its work per the sublease agreement, which will most likely occur in the third quarter of 2022. This new sublease will replace the current lease for the Company's corporate headquarters, however the Company anticipates that it will continue to lease the laboratory space in the previous corporate headquarters. The Company will recognize a right of use asset and a lease liability at the commencement date based on ASC 842, Lease Accounting. As of June 30, 2022 the Company did not record a right of use asset or lease liability on the balance sheet in connection with this lease.
The Company has not identified any embedded leases. As indicated above, the Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the condensed consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the company applied the following discount rates for new leases entered into during 2022: (1) 1-2 years, 1.45% (2) 3-4 years, 2.04% (3) 5-9 years, 2.38% and (4) 10+ years, 3.10%.
In connection with its December 2019 acquisition of Zumbro River Brand, Inc., the Company assumed the finance lease commitment for a warehouse, with an expiration date of March 31, 2033. The warehouse can be purchased at a pre-determined price beginning in 2023. At June 30, 2022 and December 31, 2021, the Company had finance lease liabilities of $2,387 and $2,470, respectively, which were recorded under "Lease liabilities" (current and non-current) on the condensed consolidated balance sheets.
Right of use assets and lease liabilities at June 30, 2022 and December 31, 2021 are summarized as follows:

Right of use assets	June 30, 2022	December 31, 2021
Operating leases	$10,718	$6,929
Finance leases	2,255	2,359
Total	$12,973	$9,288

Lease liabilities - current	June 30, 2022	December 31, 2021
Operating leases	$2,997	$2,194
Finance leases	171	167
Total	$3,168	$2,361

Lease liabilities - non-current	June 30, 2022	December 31, 2021
Operating leases	$7,725	$4,811
Finance leases	2,216	2,303
Total	$9,941	$7,114

For the three and six months ended June 30, 2022 and 2021, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease Cost
Operating lease cost	$811	$770	$1,592	$1,486

Finance Lease cost
Amortization of ROU asset	52	53	104	105
Interest on lease liabilities	30	33	61	66
Total finance lease	82	86	165	171

Total lease cost	$893	$856	$1,757	$1,657

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$807	$749	$1,608	$1,488
Operating cash flows from finance leases	30	33	61	66
Financing cash flows from finance leases	42	39	83	78
	$879	$821	$1,752	$1,632

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$4,615	$1,376	$5,277	$2,412

Weighted-average remaining lease term - operating leases	4.10 years	4.43 years	4.10 years	4.43 years
Weighted-average remaining lease term - finance leases	10.91 years	11.75 years	10.91 years	11.75 years

Weighted-average discount rate - operating leases	3.2%	3.9%	3.2%	3.9%
Weighted-average discount rate - finance leases	5.1%	5.1%	5.1%	5.1%
Rent expense charged to operations under operating lease agreements for the three and six months ended June 30, 2022 aggregated to approximately $811 and $1,592, respectively, and $770 and $1,486 for the three and six months ended June 30, 2021, respectively.

NOTE 20 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market fluctuations in interest rates as well as variability in foreign exchange rates. In May 2019, the Company entered into an interest rate swap (cash flow hedge) with JP Morgan Chase, N.A. (the "Swap Counterparty") and a cross-currency swap (net investment hedge) with JP Morgan Chase, N.A. (the "Bank Counterparty"). The Company's primary objective for holding derivative financial instruments is to manage interest rate risk and foreign currency risk.
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the 2018 Credit Agreement. The net interest expense related to the interest rate swap contract was $364 and $877 for the three and six months ended June 30, 2022, and $534 and $1,055 for the three and six months ended June 30, 2021, respectively, and was recorded in the condensed consolidated statements of earnings under "Interest expense, net." In addition, in connection with the Company's entering into the Amended and Restated Credit Agreement on July 27, 2022 (see Note 8 "Revolving Loan"), the Company also modified its existing interest rate swap under the relief provided for in ASC 848, "Reference Rate Reform".
On May 28, 2019, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $563 and $1,113 for the three and six months ended June 30, 2022, and $563 and $1,119 for the three and six months ended June 30, 2021, respectively, which were recorded in the condensed consolidated statements of earnings under "Interest expense, net."
The derivative instruments are with a single counterparty and are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. As such, the derivative instruments are categorized as a master netting arrangement and presented as a net "Derivative asset" or "Derivative liability" on the condensed consolidated balance sheets.
As of June 30, 2022 and December 31, 2021, the fair value of the derivative instruments is presented as follows in the Company's condensed consolidated balance sheets:

Derivative assets (liabilities)	June 30, 2022	December 31, 2021
Interest rate swap	$1,048	$(2,158)
Cross-currency swap	6,228	(500)
Derivative assets (liabilities)	$7,276	$(2,658)
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
As of June 30, 2022, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments was recorded in accumulated other comprehensive income.

Losses and gains on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the three and six months ended June 30, 2022 and 2021:

	Location within Statements of Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Cash flow hedge (interest rate swap), net of tax	Unrealized gain/(loss) on cash flow hedge, net	$850	$351	$2,423	$863
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	3,963	(1,024)	5,086	2,173
Total		$4,813	$(673)	$7,509	$3,036
On June 21, 2022, the Company completed the acquisition of Kappa (as defined in Note 2 "Significant Acquisitions"). In the process of acquiring Kappa, the Company entered into four short-term foreign currency exchange forward contracts with JP Morgan Chase, N.A to manage fluctuations in foreign currency exchange rates related to the acquisition. The Company did not designate these contracts as hedged transactions under the applicable sections of ASC Topic 815, "Derivatives and Hedging". For the six months ended June 30, 2022, the net gains on these forward contracts of $512 were recorded in other income or loss in the condensed consolidated statements of earnings. As of June 30, 2022, the Company did not maintain any open foreign currency exchange forward contracts as all four contracts expired before June 30, 2022.
The following table summarizes the key terms of the four forward exchange contracts:.

Date entered into	Date expired on	Balchem to sell		Balchem to buy
June 15, 2022	June 21, 2022	USD	294,555	NOK	2,924,553
June 15, 2022	June 17, 2022	USD	6,436	EUR	6,180
June 15, 2022	June 21, 2022	USD	16,640	EUR	15,972
June 15, 2022	June 21, 2022	EUR	15,972	NOK	165,210

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

Overview
We develop, manufacture, distribute and market specialty performance ingredients and products for the nutritional, food, pharmaceutical, animal health, medical device sterilization, plant nutrition and industrial markets. Our three reportable segments are strategic businesses that offer products and services to different markets: Human Nutrition & Health, Animal Nutrition & Health, and Specialty Products, as more fully described in Note 11 of the condensed consolidated financial statements. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated".
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
As of June 30, 2022, we employed approximately 1,359 full time employees worldwide. Although we are facing challenging labor markets, we believe that we have been successful in attracting skilled and experienced personnel in a competitive environment and that our human capital resources are adequate to perform all business functions. In addition, we continue to enhance technology in order to optimize productivity and performance.
Acquisition of Kappa
On June 21, 2022, we completed the acquisition of Kappa (as defined in Note 2 "Significant Acquisitions"), a leading science-based manufacturer of specialty Vitamin K2 for the human nutrition industry, headquartered in Oslo, Norway. Details related to the Kappa acquisition are disclosed in Note 2, "Significant Acquisitions". The acquisition strengthens our scientific and technical expertise, geographic reach, and marketplace leadership, which should ultimately lead to accelerated growth for Balchem's portfolios within the Human Nutrition & Health segment.
COVID-19 Response
The COVID-19 response effort has been a significant focus for us since early 2020. Our focus has been on employee safety first, keeping our manufacturing sites operational, satisfying customer needs, preserving cash and ensuring strong liquidity, and responding to changes in this dynamic market environment as appropriate.
As a result of our broad based risk mitigation efforts against the direct impacts of the Covid-19 pandemic, our manufacturing sites have been operating at near normal conditions, our research and development teams have continued to innovate in our laboratories, and all of our other employees have been effectively carrying on their responsibilities and functions remotely or in a reduced density hybrid setting.
We are increasingly focused on managing the extraordinary supply chain disruptions that are challenging the markets we operate within that are, at least in part, related to the pandemic and/or the global recovery from the pandemic. We are experiencing severe input cost inflation, raw material shortages, logistics disruptions, and labor availability issues. These indirect pandemic related challenges accelerated as 2021 progressed, continued into the first and second quarters of 2022, and are likely to continue for some time.
Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2022 and 2021:

Business Segment Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Human Nutrition & Health	$131,628	$111,471	$254,073	$215,987
Animal Nutrition & Health	62,600	54,481	131,942	105,629
Specialty Products	36,647	34,022	69,981	62,030
Other and Unallocated (1)	5,818	2,391	9,564	4,375
Total	$236,693	$202,365	$465,560	$388,021

Business Segment Earnings From Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Human Nutrition & Health	$23,705	$19,021	$44,008	$38,711
Animal Nutrition & Health	7,586	3,561	18,907	8,617
Specialty Products	9,919	9,729	17,680	16,918
Other and Unallocated (1)	(1,290)	(1,718)	(2,339)	(3,078)
Total	$39,920	$30,593	$78,256	$61,168

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $872 and $1,176 for the three and six months ended June 30, 2022, respectively, and $466 and $700 for the three and six months ended June 30, 2021, respectively, and (ii) Unallocated amortization expense of $741 and $1,479 for the three and six months ended June 30, 2022, respectively, and $604 and $1,208 for the three and six months ended June 30, 2021, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

RESULTS OF OPERATIONS
(All amounts in thousands, except share and per share data)
Three months ended June 30, 2022 compared to three months ended June 30, 2021.
Net Earnings

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Net sales	$236,693	$202,365	$34,328	17.0%
Gross margin	71,876	59,447	12,429	20.9%
Operating expenses	31,956	28,854	3,102	10.8%
Earnings from operations	39,920	30,593	9,327	30.5%
Other (income) expense, net	662	574	88	15.3%
Income tax expense	9,476	7,288	2,188	30.0%
Net earnings	$29,782	$22,731	$7,051	31.0%

Net Sales

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Human Nutrition & Health	$131,628	$111,471	$20,157	18.1%
Animal Nutrition & Health	62,600	54,481	8,119	14.9%
Specialty Products	36,647	34,022	2,625	7.7%
Other	5,818	2,391	3,427	143.3%
Total	$236,693	$202,365	$34,328	17.0%

•The increase in net sales within the Human Nutrition & Health segment for the second quarter of 2022 as compared to the second quarter of 2021 was driven both by sales growth within food and beverage markets as well as higher sales within the minerals and nutrients business. Total sales for this segment grew 18.1%, with average selling prices contributing 16.2%, volume and mix contributing 2.2%, and the change in foreign currency exchange rates contributing -0.3%.

•The increase in net sales within the Animal Nutrition & Health segment for the second quarter of 2022 compared to the second quarter of 2021 was the result of higher sales in monogastric and companion animal markets, partially offset by lower sales in ruminant animal markets and an unfavorable impact related to changes in foreign currency exchange rates. Total sales for this segment grew 14.9%, with average selling prices contributing 28.1%, the change in foreign currency exchange rates contributing -3.4%, and volume and mix contributing -9.9%.

•The increase in Specialty Products segment sales for the second quarter of 2022 compared to 2021 was due to higher sales of products in the medical device sterilization market, partially offset by lower plant nutrition sales, and an unfavorable impact related to changes in foreign currency exchange rates. Total sales for this segment grew 7.7% with average selling prices contributing 17.4%, volume and mix contributing -7.0%, and the change in foreign currency exchange rates contributing -2.7%.

•Sales relating to Other increased from the prior year due to higher demand.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Gross margin	$71,876	$59,447	$12,429	20.9%
% of net sales	30.4%	29.4%

Gross margin dollars increased in the second quarter of 2022 compared to the second quarter of 2021 due to the aforementioned higher sales of $34,328, partially offset by an increase in cost of goods sold of $21,899. The 15.3% increase in cost of goods sold was driven mainly by the higher sales as well as the significant inflation of manufacturing input costs, primarily related to raw materials, partially offset by the timing of costs associated with the recovery from a flash flood event at our Verona manufacturing facility in the prior year.

Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Operating expenses	$31,956	$28,854	$3,102	10.8%
% of net sales	13.5%	14.3%
The increase in operating expenses was primarily due to certain higher compensation-related costs of $1,544 and higher advertising and marketing expenses of $555.

Earnings from Operations

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Human Nutrition & Health	$23,705	$19,021	$4,684	24.6%
Animal Nutrition & Health	7,586	3,561	4,025	113.0%
Specialty Products	9,919	9,729	190	2.0%
Other and unallocated	(1,290)	(1,718)	428	24.9%
Earnings from operations	$39,920	$30,593	$9,327	30.5%

% of net sales (operating margin)	16.9%	15.1%

•Earnings from operations for the Human Nutrition & Health segment increased primarily due to the aforementioned higher sales. Gross margin as a percentage of sales remained relatively flat as a significant increase in certain manufacturing input costs, largely related to raw materials, was offset by the timing of costs associated with the recovery of a flash flood event at our Verona facility in the prior year. Additionally, total operating expenses for this segment increased by $1,453, primarily due to higher compensation-related costs of $785.

•Animal Nutrition & Health segment earnings from operations increased primarily due to the aforementioned higher sales and a 500 basis point increase in gross margin as a percentage of sales, due to the timing of costs associated with the recovery of a flash flood event at our Verona facility in the prior year, partially offset by a significant increase in certain manufacturing input costs, largely related to raw materials. Additionally, operating expenses for this segment increased by $550, primarily due to higher advertising and marketing expenses of $317 and higher compensation-related costs of $250.

•The increase in earnings from operations for the Specialty Products segment was primarily due to the aforementioned higher sales, partially offset by a 160 basis point decrease in gross margin as a percentage of sales, due to a significant increase in certain manufacturing input costs, largely related to raw materials. Additionally, total operating expenses for this segment increased by $502, primarily related to higher compensation-related costs of $458.

•The increase in Other and unallocated was primarily driven by the aforementioned higher sales, partially offset by an increase in transaction costs, primarily related to the Kappa acquisition.

Other Expenses (Income)

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Interest expense	$960	$608	$352	57.9%
Other, net	(298)	(34)	(264)	776.5%
	$662	$574	$88	15.3%

Interest expense for the three months ended June 30, 2022 and 2021 was primarily related to outstanding borrowings under the 2018 Credit Agreement.

Income Tax Expense

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Income tax expense	$9,476	$7,288	$2,188	30.0%
Effective tax rate	24.1%	24.3%
The decrease in the effective tax rate was primarily due to the prior year being negatively impacted by clarifying regulations related to tax reform, which was offset by lower tax benefits from stock-based compensation in the current quarter.

Six months ended June 30, 2022 compared to six months ended June 30, 2021.
Net Earnings

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Net sales	$465,560	$388,021	$77,539	20.0%
Gross margin	143,382	118,174	25,208	21.3%
Operating expenses	65,126	57,006	8,120	14.2%
Earnings from operations	78,256	61,168	17,088	27.9%
Other expense, net	1,368	1,166	202	17.3%
Income tax expense	18,176	13,860	4,316	31.1%
Net earnings	$58,712	$46,142	$12,570	27.2%

Net Sales

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Human Nutrition & Health	$254,073	$215,987	$38,086	17.6%
Animal Nutrition & Health	131,942	105,629	26,313	24.9%
Specialty Products	69,981	62,030	7,951	12.8%
Other	9,564	4,375	5,189	118.6%
Total	$465,560	$388,021	$77,539	20.0%

•The increase in net sales within the Human Nutrition & Health segment for the six months ended June 30, 2022 as compared to 2021 was primarily attributed to sales growth within food and beverage markets. Total sales for this segment grew 17.6%, with average selling prices contributing 16.2%, volume and mix contributing 1.7%, and the change in foreign currency exchange rates contributing -0.3%.

•The increase in net sales within the Animal Nutrition & Health segment for the six months ended June 30, 2022 compared to 2021 was primarily the result of higher sales in monogastric markets. Total sales for this segment grew 24.9%, with average selling prices contributing 30.1%, volume and mix contributing -2.4%, and the change in foreign currency exchange rates contributing -2.8%.

•The increase in Specialty Products segment sales for the six months ended June 30, 2022 compared to 2021 was primarily due to higher sales of products in the medical device sterilization market. Total sales for this segment grew 12.8%, with average selling prices contributing 16.7%, volume and mix contributing -1.6%, and the change in foreign currency exchange rates contributing -2.3%.

•Sales relating to Other increased from the prior year due to higher demand.

Gross Margin

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Gross margin	$143,382	$118,174	$25,208	21.3%
% of net sales	30.8%	30.5%
Gross margin dollars increased for the six months ended June 30, 2022 compared to 2021 due to the aforementioned higher sales of $77,539, partially offset by an increase in cost of goods sold of $52,331. The 19.4% increase in cost of goods sold was mainly driven by the significant inflation of manufacturing input costs, primarily related to raw materials, partially offset by the timing of costs associated with a flash flood event at our Verona manufacturing facility in the prior year.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Operating expenses	$65,126	$57,006	$8,120	14.2%
% of net sales	14.0%	14.7%
The increase in operating expenses was primarily due to higher compensation-related costs of $4,201, an increase in advertising and marketing of $1,043, and higher travel expenses of $735.
Earnings from Operations

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Human Nutrition & Health	$44,008	$38,711	$5,297	13.7%
Animal Nutrition & Health	18,907	8,617	10,290	119.4%
Specialty Products	17,680	16,918	762	4.5%
Other and unallocated	(2,339)	(3,078)	739	24.0%
Earnings from operations	$78,256	$61,168	$17,088	27.9%

% of net sales (operating margin)	16.8%	15.8%

•Earnings from operations for the Human Nutrition & Health segment increased primarily due to the aforementioned higher sales and a 100 basis point increase in gross margin as a percentage of sales, primarily related to the timing of costs associated with the recovery of a flash flood event at our Verona manufacturing facility in the prior year, partially offset by a significant increase in certain manufacturing input costs, largely related to raw materials. Additionally, operating expenses for this segment increased by $4,110, primarily due to higher compensation-related costs of $2,086.

•Animal Nutrition & Health segment earnings from operations increased primarily due to the aforementioned higher sales and a 530 basis point increase in gross margin as a percentage of sales primarily related to the timing of costs associated with the recovery of a flash flood event at our Verona manufacturing facility in the prior year, partially offset by a significant increase in certain manufacturing input costs, largely related to raw materials. Additionally, operating expenses for this segment increased by $1,759, primarily related to higher compensation-related costs of $932 and an increase in advertising and marketing of $505.

•The increase in earnings from operations for the Specialty Products segment was primarily due to the aforementioned higher sales, partially offset by a 250 basis point decrease in gross margin as a percentage of sales, primarily due to a significant increase in certain manufacturing input costs, largely related to raw materials.
•Earnings from operations relating to Other increased from the prior year primarily due to the aforementioned higher sales, partially offset by an increase in transaction costs, mainly related to the Kappa acquisition.

Other Expenses (Income)

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Interest expense	$1,505	$1,333	$172	12.9%
Other, net	(137)	(167)	30	(18.0)%
	$1,368	$1,166	$202	17.3%
Interest expense for the six months ended June 30, 2022 and 2021 was primarily related to outstanding borrowings under the 2018 Credit Agreement.
Income Tax Expense

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Income tax expense	$18,176	$13,860	$4,316	31.1%
Effective tax rate	23.6%	23.1%
The increase in the effective tax rate was primarily due to lower tax benefits from stock-based compensation and a reduction in certain tax credits.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)
In June 2022 we drew down an additional $345,000 from our revolving credit facility to fund the acquisition of Kappa. In connection with this transaction, the seller has an opportunity to receive an additional payment in 2024 if certain financial performance targets and other metrics are met, and therefore we recorded a contingent consideration liability of kr245,000 (translated to $24,793) as of June 30, 2022. Excluding the events previously mentioned, there were no other material changes during the six months ended June 30, 2022 outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. On July 27, 2022, we entered into an Amended and Restated Credit Agreement with a bank syndicate providing for a revolving loan of $550,000, due July 27, 2027. The revolving loan proceeds were used to pay down the existing debt under the 2018 Credit Agreement and may be used for working capital, letters of credit, and other corporate purposes. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents decreased to $76,183 at June 30, 2022 from $103,239 at December 31, 2021. At June 30, 2022, the Company had $61,390 of cash and cash equivalents held by foreign subsidiaries.  We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds.  Working capital was $232,998 at June 30, 2022 as compared to $178,430 at December 31, 2021, an increase of $54,568. Working capital reflects the payment of the 2021 declared dividend in 2022 of $20,704, payments on the revolving loan and acquired debt of $70,648, and capital expenditures and intangible assets acquired of $20,799.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Cash flows provided by operating activities	$55,261	$76,389	$(21,128)	(27.7)%
Cash flows used in investing activities	(316,412)	(13,520)	(302,892)	(2240.3)%
Cash flows provided by (used in) financing activities	239,694	(65,727)	305,421	464.7%
Operating Activities
The decrease in cash flows from operating activities was primarily driven by changes in working capital and the timing of increased sales, restocking of inventory, and payments to suppliers.
Investing Activities
As previously noted, on June 21, 2022, we completed the acquisition of Kappa, a leading science-based manufacturer of specialty vitamin K2 for the human nutrition industry, headquartered in Oslo, Norway. Cash paid for the acquisition, net of cash acquired, amounted to $295,660.
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $20,799 and $13,760 for the six months ended June 30, 2022 and 2021, respectively.
Financing Activities
As previously noted, the acquisition of Kappa was primarily funded through the 2018 Credit Agreement. We borrowed $365,000 against the revolving loan and made total loan payments of $40,000 during the six months ended June 30, 2022, resulting in $66,431 available under the 2018 Credit Agreement as of June 30, 2022. In addition, we also made payments of $30,648 on the acquired debt related to the acquisition of Kappa.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,068,905 shares have been purchased.  We repurchase shares from employees in connection with settlement of transactions under our equity incentive plans. We also intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors.
Proceeds from stock options exercised were $1,328 and $3,886 for the six months ended June 30, 2022 and 2021, respectively.  Dividend payments were $20,704 and $18,700 for the six months ended June 30, 2022 and 2021, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15 – Employee Benefit Plans.  The liability recorded in "Other long-term liabilities" on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 was $1,221 and $1,293, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the plans.
On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of June 30, 2022 and December 31, 2021 was $8,220 and $6,251, respectively, and was included in "other long-term obligations" on our balance sheet. The related rabbi trust assets were $8,255 and $6,267 as of June 30, 2022 and December 31, 2021, respectively, and were included in "other non-current assets" on the condensed consolidated balance sheets.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheets as of June 30, 2022 and December 31, 2021 were $641 and $684, respectively, and were included in "other long-term obligations."

Critical Accounting Policies
There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2021 Annual Report on Form 10-K, during the six months ended June 30, 2022.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and six months ended June 30, 2022. Refer to Note 18, "Related Party Transactions".

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. In the second quarter of 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted above (see Note 20, "Derivative Instruments and Hedging Activities"). Additionally, as of June 30, 2022, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2018 Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2018 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at June 30, 2022, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $4,336. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change. Additionally, as disclosed below in Part II, Item 1A, we are monitoring market risks related to the current COVID-19 pandemic very closely.

Interest Rate Risk
We have exposure to market risk for changes in interest rates, including the interest rate relating to the 2018 Credit Agreement. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 20, "Derivative Instruments and Hedging Activities"). As of June 30, 2022, the notional amount of our outstanding interest rate swap was $108,569.

Foreign Currency Exchange Risk
The financial condition and results of operations of our foreign subsidiaries are reported in Euros, Canadian Dollars, Malaysian Ringgits, Singapore Dollars, Australian Dollars, Philippine Pesos, and Norwegian Kroner, and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Therefore, we are exposed to foreign currency exchange risk related to these currencies. In the second quarter of 2019, we entered into a cross-currency swap, with a notional amount of $108,569, which we designated as a hedge of our net investment in Chemogas (see Note 20, "Derivative Instruments and Hedging Activities").
On June 21, 2022, the Company completed the acquisition of Kappa. In the process of acquiring Kappa, the Company entered into four short-term foreign currency exchange forward contracts with JP Morgan Chase, N.A to manage our exposure related to changes in foreign currency exchange rates in connection with the Kappa acquisition. These contracts did not qualify for hedge accounting under the applicable sections of ASC Topic 815. For the six months ended June 30, 2022, the net gains on these forward contracts amounted to $512 and were recorded in "other (income) expense, net" on the condensed consolidated statements of earnings. As of June 30, 2022, the Company did not maintain any open foreign currency exchange forward contracts as all four contracts were settled as of June 30, 2022.

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
(b)Changes in Internal Controls

Except with respect to the acquisition of Kappa described below, there have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

On June 21, 2022, we completed the acquisition of Kappa (See Note 2, "Significant Acquisitions"). We are integrating Kappa into our overall internal control over financial reporting process and expect to exclude the business from our assessment of internal control over financial reporting as of December 31, 2022. Total assets of the Kappa business represented approximately 24.8 % of our consolidated total assets as of June 30, 2022.

Part II.    Other Information

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as follows:
Operational Risks
Our foreign sales and operations may be adversely affected by supply chain disruptions due to political unrest, terrorist acts, and national and international conflict, including Russia's invasion of Ukraine. .
We conduct a portion of our sales and manufacturing outside the United States. Our foreign sales and operations are subject to a number of risks, including political and economic instability, which could have a material adverse impact on our ability to increase or maintain our international sales and operations. National and international conflicts such as war, border closures, civil disturbances and terrorist acts, including Russia's invasion of Ukraine, may increase the likelihood of already strained supply interruptions and further hinder our ability to access the materials and energy we need to manufacture our products. Additional supply chain disruptions will make it harder for us to find favorable pricing and reliable sources for the materials we need. As a result, such disruptions will put upward pressure on our costs and increase the risk that we may be unable to acquire the materials and services we need to continue to make certain products, in particular at our manufacturing facilities in Europe.

Item 2C.     Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the six months ended June 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	88,154	$147.03	88,154	$125,951,395
February 1-28, 2022	57,531	$139.75	57,531	$111,675,367
March 1-31, 2022	100,000	$135.98	100,000	$95,065,135
First Quarter	245,685		245,685

April 1-30, 2022	245	$125.36	245	$87,609,591
May 1-31, 2022	4,550	$120.01	4,550	$83,324,693
June 1-30, 2022	181	$125.87	181	$83,370,521
Second Quarter	4,976		4,976

Total	250,661		250,661

(1) Our Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,068,905 shares have been purchased. There is no expiration for this program.

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

Date: July 29, 2022