Form 10-Q
period 2022-09-30
BALCHEM CORP
filed 2022-11-04
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2022
    OR
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

5 Paragon Drive, Montvale, NJ 07645
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (845) 326-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $.06-2/3 per share	BCPC	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2022, the registrant had 32,135,122 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	September 30, 2022 (unaudited)	December 31, 2021
Current assets:	(unaudited)
Cash and cash equivalents	$56,489	$103,239
Accounts receivable, net of allowance for doubtful accounts of $1,186 and $928 at September 30, 2022 and December 31, 2021 respectively	140,812	117,408
Inventories	139,464	91,058
Prepaid expenses	6,944	6,116
Prepaid income taxes	3,954	—
Derivative assets	14,540	—
Other current assets	5,908	4,411
Total current assets	368,111	322,232
Property, plant and equipment, net	260,008	237,517
Goodwill	749,035	523,949
Intangible assets with finite lives, net	227,323	94,665
Right of use assets - operating leases	11,617	6,929
Right of use assets - finance lease	2,202	2,359
Other assets	14,712	11,674
Total assets	$1,633,008	$1,199,325
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$73,121	$56,243
Accrued expenses	49,980	43,411
Accrued compensation and other benefits	14,959	19,567
Dividends payable	125	20,886
Income taxes payable	—	1,334
Operating lease liabilities - current	3,727	2,194
Finance lease liabilities - current	173	167
Total current liabilities	142,085	143,802
Revolving loan	462,569	108,569
Deferred income taxes	76,771	46,455
Operating lease liabilities - non-current	8,069	4,811
Finance lease liabilities - non-current	2,172	2,303
Derivative liabilities	—	2,658
Contingent consideration liabilities	30,547	—
Other long-term obligations	14,873	13,712
Total liabilities	737,086	322,310
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,134,902 and 32,287,150 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,144	2,154
Additional paid-in capital	124,558	147,716
Retained earnings	816,089	732,138
Accumulated other comprehensive loss	(46,869)	(4,993)
Total stockholders' equity	895,922	877,015
Total liabilities and stockholders' equity	$1,633,008	$1,199,325
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$244,267	$197,869	$709,827	$585,890

Cost of sales	175,837	136,935	498,015	406,782

Gross margin	68,430	60,934	211,812	179,108

Operating expenses:
Selling expenses	16,590	15,478	49,566	45,248
Research and development expenses	2,996	3,156	9,149	8,804
General and administrative expenses	15,219	9,787	41,216	31,375
	34,805	28,421	99,931	85,427

Earnings from operations	33,625	32,513	111,881	93,681

Other expenses, net:
Interest expense, net	3,642	556	5,147	1,889
Other income, net	(1,102)	(128)	(1,239)	(295)
	2,540	428	3,908	1,594

Earnings before income tax expense	31,085	32,085	107,973	92,087

Income tax expense	5,836	7,072	24,012	20,932

Net earnings	$25,249	$25,013	$83,961	$71,155

Net earnings per common share - basic	$0.79	$0.78	$2.62	$2.21

Net earnings per common share - diluted	$0.78	$0.77	$2.59	$2.18
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net earnings	$25,249	$25,013	$83,961	$71,155

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(34,874)	(3,362)	(44,667)	(7,981)
Unrealized gain on cash flow hedge	427	341	2,850	1,204
Change in postretirement benefit plans	2	11	(59)	26
Other comprehensive income (loss)	(34,445)	(3,010)	(41,876)	(6,751)

Comprehensive (loss) income	$(9,196)	$22,003	$42,085	$64,404
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2022 and 2021
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2021	$877,015	$732,138	$(4,993)	32,287,150	$2,154	$147,716
Net earnings	28,930	28,930	—	—	—	—
Other comprehensive (loss)	(1,296)	—	(1,296)	—	—	—
Repurchases of common stock	(34,599)	—	—	(245,685)	(16)	(34,583)
Dividends	(10)	(10)	—	—	—	—
Shares and options issued under stock plans	3,642	—	—	74,604	4	3,638
Balance - March 31, 2022	873,682	761,058	(6,289)	32,116,069	2,142	116,771
Net earnings	29,782	29,782	—	—	—	—
Other comprehensive (loss)	(6,135)	—	(6,135)	—	—	—
Repurchases of common stock	(600)	—	—	(4,976)	—	(600)
Shares and options issued under stock plans	4,641	—	—	9,500	1	4,640
Balance - June 30, 2022	901,370	790,840	(12,424)	32,120,593	2,143	120,811
Net earnings	25,249	25,249	—	—	—	—
Other comprehensive (loss)	(34,445)	—	(34,445)	—	—	—
Repurchases of common stock	(46)	—	—	(361)	—	(46)
Shares and options issued under stock plans	3,794	—	—	14,670	1	3,793
Balance - September 30, 2022	$895,922	$816,089	$(46,869)	32,134,902	$2,144	$124,558
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
For the three and nine months ended September 30, 2022 and 2021
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2020	$828,233	$656,740	$4,173	32,372,621	$2,160	$165,160
Net earnings	23,411	23,411	—	—	—	—
Other comprehensive (loss)	(5,624)	—	(5,624)	—	—	—
Repurchases of common stock	(1,596)	—	—	(13,475)	(1)	(1,595)
Shares and options issued under stock plans	5,068	—	—	92,784	6	5,062
Balance - March 31, 2021	849,492	680,151	(1,451)	32,451,930	2,165	168,627
Net earnings	22,731	22,731	—	—	—	—
Other comprehensive income	1,883	—	1,883	—	—	—
Repurchases of common stock	(9,240)	—	—	(72,649)	(5)	(9,235)
Shares and options issued under stock plans	4,776	—	—	25,493	2	4,774
Balance - June 30, 2021	869,642	702,882	432	32,404,774	2,162	164,166
Net earnings	25,013	25,013	—	—	—	—
Other comprehensive (loss)	(3,010)	—	(3,010)	—	—	—
Repurchases of common stock	(7,926)		—	(61,075)	(4)	(7,922)
Shares and options issued under stock plans	5,359	—	—	38,938	3	5,356
Balance - September 30, 2021	$889,078	$727,895	$(2,578)	32,382,637	$2,161	$161,600

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$83,961	$71,155

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,958	36,622
Stock compensation expense	9,838	8,809
Deferred income taxes	1,513	(806)
Provision for doubtful accounts	379	105
Unrealized gain on foreign currency transaction and deferred compensation	(1,262)	(534)
Asset impairment charge	23	—
Loss/(gain) on disposal of assets	259	(996)
Changes in assets and liabilities
Accounts receivable	(14,678)	(14,088)
Inventories	(30,370)	(11,736)
Prepaid expenses and other current assets	(690)	(3,793)
Accounts payable and accrued expenses	14,358	30,467
Income taxes	(5,732)	(681)
Other	1,324	1,499
Net cash provided by operating activities	96,881	116,023

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(365,780)	—
Capital expenditures and intangible assets acquired	(35,793)	(22,391)
Proceeds from insurance and sale of assets	198	1,272
Investment in affiliates	(150)	—
Net cash used in investing activities	(401,525)	(21,119)

Cash flows from financing activities:
Proceeds from revolving loan	435,000	5,000
Principal payments on revolving loan	(81,000)	(60,000)
Principal payments on acquired debt	(30,782)	—
Cash paid for financing costs	(1,232)	—
Principal payments on finance lease	(125)	(118)
Proceeds from stock options exercised	2,172	6,351
Dividends paid	(20,708)	(18,704)
Purchase of common stock	(35,245)	(18,762)
Net cash provided by (used in) financing activities	268,080	(86,233)

Effect of exchange rate changes on cash	(10,186)	(3,229)

(Decrease) increase in cash and cash equivalents	(46,750)	5,442

Cash and cash equivalents beginning of period	103,239	84,571
Cash and cash equivalents end of period	$56,489	$90,013
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the December 31, 2021 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements reflect the operations of Balchem Corporation and its subsidiaries (the "Company" or "Balchem"). All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results expected for the full year or any interim period.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, this Standard Update is in effect from March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The Company adopted the Standard Update in 2021. Due to the discontinuation of LIBOR and under the relief provided by Topic 848, during the third quarter of 2022, the Company modified its existing interest rate swap and replaced LIBOR with 1-month CME Term SOFR (see Note 20, "Derivative Instruments and Hedging Activities "). The modification of the agreement did not have a significant impact on the Company's consolidated financial statements and disclosures.
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

NOTE 2 – SIGNIFICANT ACQUISITIONS
Cardinal Associates Inc. ("Bergstrom")
On August 30, 2022, the Company's wholly-owned subsidiary Albion Laboratories, Inc. ("Albion") entered into a Stock Purchase Agreement, and closed on such transaction with Cardinal Associates Inc. ("Cardinal"), a corporation organized under the laws of the State of Washington, pursuant to which Albion acquired Cardinal and its Bergstrom Nutrition business (collectively, "Bergstrom"). Bergstrom Nutrition is a leading science-based manufacturer of methylsulfonylmethane (MSM), based in Vancouver, Washington. MSM is a widely used nutritional ingredient with strong scientific evidence supporting its benefits for joint health, sports nutrition, skin and beauty, healthy aging, and pet health. Bergstrom Nutrition's MSM brand "OptiMSM®" delivers the highest quality and purity MSM on the market and is the only brand of MSM with a U.S. GRAS "generally regarded as safe" designation. The addition of OptiMSM® to the Company's portfolio within Human Nutrition & Health and Animal Nutrition & Health segments provides a synergistic scientific advantage in Balchem's key strategic therapeutic focus areas such as longevity and performance and is a strong fit with Balchem's specialty, science-backed mineral products.
The Company made payments of $70,892 for the acquisition, amounting to $69,740 to the former shareholders and $1,152 to pay off Bergstrom's bank debt and certain other obligations. Net of cash acquired of $773, total payments made to the former shareholders of Bergstrom on the acquisition date were $68,967. The acquisition was primarily financed through the 2022 Credit Agreement (see Note 8, "Revolving Loan"). In connection with this transaction, the former shareholders of Bergstrom have an opportunity to receive an additional payment if certain financial performance targets and other metrics are met, and therefore we recorded a contingent consideration liability of $7,835 as of September 30, 2022. The goodwill of $34,060 that arose on the acquisition date consists largely of expected synergies, including the combined entities' experience and technical problem-solving capabilities, and acquired workforce. The goodwill is assigned to both the Human Nutrition & Health and Animal Nutrition & Health business segments. For tax purposes, a joint election under 338(h)(10) was made to treat the stock acquisition as a deemed asset acquisition, therefore generating tax amortizable goodwill.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Cash and cash equivalents	$773
Accounts receivable	4,699
Inventories	3,922
Property, plant and equipment	2,700
Right of use assets	866
Customer relationships	26,500
Developed technology	4,700
Trademarks	2,300
Other assets	197
Accounts payable	(685)
Bank debt	(206)
Lease liabilities	(871)
Other liabilities	(1,380)
Goodwill	34,060
Total consideration on acquisition date	77,575
Contingent consideration liability	(7,835)
Amount paid to shareholders	69,740
To pay off bank debt and certain other obligations	1,152
Total amount paid	$70,892
The estimated fair value of tangible and intangible assets acquired and liabilities assumed is based on management’s estimates and assumptions, which are subject to change. In preparing our preliminary fair value estimates of the intangible assets and certain tangible assets acquired, management, among other things, consulted an independent advisor. Valuation methods utilized include net realizable value for inventory, multi-period excess earnings method for customer relationships, the relief from royalty method for other intangible assets, and a scenario-based approach for the contingent consideration. The purchase price and related allocation of assets acquired and liabilities assumed is preliminary pending management's final review of fair value calculations.

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
Transaction and integration costs related to the Bergstrom acquisition are included in general and administrative expenses and were $593 and $668 for the three and nine months ended September 30, 2022, respectively.
Kechu BidCo AS and Its Subsidiary Companies ("Kappa")
On June 21, 2022, Balchem Corporation and its wholly-owned subsidiary, Balchem B.V., completed the acquisition of Kechu BidCo AS and its subsidiary companies, including Kappa Bioscience AS, a leading science-based manufacturer of specialty vitamin K2 for the human nutrition industry, headquartered in Oslo, Norway (all acquired companies collectively referred to as “Kappa”). The Company made payments of approximately kr3,301,341 ("kr" indicates the Norwegian krone) on the acquisition date, amounting to approximately kr2,997,669 to the former shareholder and approximately kr303,672 to Kappa's lenders to pay off all Kappa bank debt. Net of cash acquired of kr63,064, total payments on the acquisition date were kr3,238,277. Considering net cash acquired of $6,365, these payments translated to approximately $326,820 paid on the acquisition date, amounting to $302,537 paid to the former shareholder and approximately $30,648 to Kappa's lenders. The acquisition was primarily financed through the 2018 Credit Agreement (see Note 8, "Revolving Loan"). In connection with this transaction, the seller has an opportunity to receive an additional payment in 2024 if certain financial performance targets and other metrics are met, and therefore we recorded contingent consideration of kr245,000 in the second quarter of 2022 (translated to $22,712 as of September 30, 2022). Kappa manufactures specialty vitamin K2, a fast-growing specialty vitamin that plays a crucial role in the human body for bone health, heart health, immunity, and athletic performance. Primarily, vitamin K2 supports the transport and distribution of calcium in the body. Vitamin K2 is important at all life stages, from pregnancy and early life to healthy aging. Kappa's K2VITAL® branded vitamin K2 is the leading synthetic vitamin K2 and is backed by strong intellectual property and a deep clinical research portfolio. The acquisition strengthens the Company's scientific and technical expertise, geographic reach, and marketplace leadership, which should ultimately lead to accelerated growth for the Company's portfolios within the Human Nutrition & Health segment.
The goodwill of $217,570 that arose on the acquisition date consists largely of expected synergies, including the combined entities' experience and technical problem-solving capabilities, and acquired workforce. The goodwill is assigned to the Human Nutrition & Health business segment and is not deductible for income tax purposes.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. The transactions were completed in Norwegian kroner ("NOK") and the amounts were translated to U.S. dollars ("USD") using the foreign currency exchange rate as of June 21, 2022.

Cash and cash equivalents	$6,365
Accounts receivable	8,036
Inventories	17,701
Property, plant and equipment	9,854
Right of use assets	3,349
Customer relationships	110,012
Developed technology	17,662
Trademarks	6,055
Other assets	2,399
Accounts payable	(3,301)
Bank debt	(30,648)
Lease liabilities	(3,349)
Other liabilities	(4,373)
Deferred income taxes, net	(30,069)
Goodwill	217,570
Total consideration on acquisition date	327,263
Contingent consideration liability	(24,726)
Net gain on foreign currency exchange forward contracts	(512)
Amount paid to shareholders	302,025
Kappa bank debt paid on acquisition date	30,648
Total amount paid on acquisition date	$332,673
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
Transaction and integration costs related to the Kappa acquisition are included in general and administrative expenses and were $989 and $1,440 for both the three and nine months ended September 30, 2022. There were no such amounts related to this acquisition for the three and nine months ended September 30, 2021.

NOTE 3 – STOCKHOLDERS’ EQUITY
STOCK-BASED COMPENSATION
The Company’s results for the three and nine months ended September 30, 2022 and 2021 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the		Increase/(Decrease) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$386	$444	$1,062	$1,188
Operating expenses	2,563	2,451	8,776	7,621
Net earnings	(2,251)	(2,232)	(7,563)	(6,801)

As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2022, the plans had 407,630 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options, three years for employee restricted stock awards, three years for employee performance share awards, and three years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.
Option activity for the nine months ended September 30, 2022 and 2021 is summarized below:

For the nine months ended September 30, 2022	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2021	867	$88.19	$69,711
Granted	239	139.04
Exercised	(31)	70.06
Forfeited	(12)	125.05
Canceled	—	—
Outstanding as of September 30, 2022	1,063	$99.74	$27,308	6.6

Exercisable as of September 30, 2022	656	$81.45	$26,312	5.2

For the nine months ended September 30, 2021	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2020	858	$80.58	$29,735
Granted	129	119.12
Exercised	(100)	63.49
Forfeited	(10)	106.93
Canceled	(1)	74.57
Outstanding as of September 30, 2021	876	$87.91	$50,090	6.6

Exercisable as of September 30, 2021	540	$74.81	$37,961	5.5
ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The weighted average fair values of the stock options granted under the Plans were calculated using either the Black-Scholes model or the Binomial model, whichever was deemed to be most appropriate. For the nine months ended September 30, 2022, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions: dividend yields of 0.5%; expected volatilities of 30%; risk-free interest rates of 2.8%; and expected lives of 7.3 years. For nine months ended September 30, 2021, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions: dividend yields of 0.5%; expected volatilities of 33%; risk-free interest rates of 0.5%; and expected lives of 4.9 years.
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

Other information pertaining to option activity during the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average fair value of options granted	$48.55	$—	$44.77	$33.11
Total intrinsic value of stock options exercised ($000s)	$815	$3,196	$1,964	$6,927

Non-vested restricted stock activity for the nine months ended September 30, 2022 and 2021 is summarized below:

	Nine Months Ended September 30,
	2022		2021
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	166	$99.70	159	$90.71
Granted	40	137.03	38	119.59
Vested	(78)	81.11	(16)	86.79
Forfeited	(7)	116.72	(5)	95.71
Non-vested balance as of September 30	121	$122.96	176	$97.17

Non-vested performance share activity for the nine months ended September 30, 2022 and 2021 is summarized below:

	Nine Months Ended September 30,
	2022		2021
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	69	$110.72	71	$91.99
Granted	39	114.22	36	108.74
Vested	(35)	53.17	(24)	70.64
Forfeited	(3)	84.09	(11)	74.57
Non-vested balance as of September 30	70	$127.69	72	$110.22

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 1.8% and 0.2%; dividend yields of 0.5% and 0.6%; volatilities of 32% and 33%; and initial TSR’s of -15.7% and 11.7%, in each case for the nine months ended September 30, 2022 and 2021, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved.  The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
As of September 30, 2022 and 2021, there were $23,665 and $16,498, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2022, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The Company estimates that share-based compensation expense for the year ended December 31, 2022 will be approximately $13,500.
REPURCHASE OF COMMON STOCK
The Company's Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,069,266 shares have been purchased. The Company’s prior presentation of reflecting treasury stock separately within stockholders’ equity has been adjusted to conform to the presentation prescribed by the State of Maryland, where the Company is incorporated. In connection therewith, adjustments to balances previously reflected as treasury stock of $11,080, $8,472, $2,210, and $7,873 as of September 30, 2021, June 30, 2021, March 31, 2021, and December 31, 2020, respectively, were made to the condensed consolidated statements of changes in stockholders’ equity and prior references to “Treasury shares purchased” were updated to “Repurchases of common stock”, accordingly. There was no impact to total stockholders’ equity in any of the years presented as a result of these updates. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. During the nine months ended September 30, 2022 and 2021, the Company purchased 251,022 and 147,199 shares, respectively, from open market purchases and from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes. These shares were purchased at an average cost of $140.41 and $127.46, respectively.

NOTE 4 – INVENTORIES
Inventories at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$41,371	$28,639
Work in progress	11,879	10,563
Finished goods	86,214	51,856
Total inventories	$139,464	$91,058

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
Land	$10,993	$11,692
Building	90,239	89,602
Equipment	267,611	253,995
Construction in progress	73,163	52,930
	442,006	408,219
Less: accumulated depreciation	181,998	170,702
Property, plant and equipment, net	$260,008	$237,517

NOTE 6 – INTANGIBLE ASSETS
The Company had goodwill in the amount of $749,035 and $523,949 as of September 30, 2022 and December 31, 2021, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is the result of the acquisitions of Kappa and Bergstrom, partially offset by the change due to foreign exchange translation adjustments. Refer to Note 2, "Significant Acquisitions", for more information.

Identifiable intangible assets with finite lives at September 30, 2022 and December 31, 2021 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at 9/30/2022	Accumulated Amortization at 9/30/2022	Gross Carrying Amount at 12/31/2021	Accumulated Amortization at 12/31/2021
Customer relationships & lists	10-20	$361,747	$185,381	$240,059	$173,489
Trademarks & trade names	2-17	50,487	32,285	43,116	28,985
Developed technology	5-12	40,816	15,524	20,234	14,607
Other	2-18	24,600	17,137	23,921	15,584
		$477,650	$250,327	$327,330	$232,665
Amortization of identifiable intangible assets was approximately $7,922 and $19,683 for the three and nine months ended September 30, 2022, respectively, and $6,155 and $18,868 for the three and nine months ended September 30, 2021, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $5,300 for the remainder of 2022, $30,188 for 2023, $21,740 for 2024, $17,906 for 2025, $17,362 for 2026 and $16,553 for 2027. At September 30, 2022 and December 31, 2021, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2022 and 2021.

NOTE 7 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company receives up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance.  The Company recognized a loss of $140 and $420 for the three and nine months ended September 30, 2022, respectively, and $142 and $416 for the three and nine months ended September 30, 2021, respectively, relating to its portion of the joint venture's expenses in other expense. The Company made capital contributions to the investment totaling $89 and $222 for the three and nine months ended September 30, 2022, respectively, and $46 and $31 for the three and nine months ended September 30, 2021, respectively. The carrying value of the joint venture at September 30, 2022 and December 31, 2021 was $4,301 and $4,499, respectively, and is recorded in "Other assets."

NOTE 8 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into a credit agreement (the "2018 Credit Agreement"), which provided for revolving loans up to $500,000, due on June 27, 2023. During the second quarter of 2022, the Company borrowed $345,000 under the 2018 Credit Agreement to fund the Kappa acquisition (see Note 2, "Significant Acquisitions"). On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility, due on July 27, 2027. The 2022 Credit Agreement allows for up to $550,000 of borrowing. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion. The Company used initial proceeds from the 2022 Credit Agreement to repay the outstanding balance of $433,569 due in June 2023 under the 2018 Credit Agreement. During the third quarter of 2022, the Company borrowed another $70,000 to fund the Bergstrom acquisition (see Note 2, "Significant Acquisitions"). As of September 30, 2022, the total balance outstanding on the 2022 Credit Agreement amounted to $462,569. As of December 31, 2021, the total balance outstanding on the 2018 Credit Agreement amounted to $108,569. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date. In connection with the entering into the Amended and Restated Credit Agreement, the Company also modified its existing interest rate swap under the relief provided for in ASC 848, "Reference Rate Reform" (see Note 20 "Derivative Instruments and Hedging Activities").

Amounts outstanding under the 2022 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate.  The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2022 Credit Agreement, and the interest rate was 4.214% at September 30, 2022. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2022 Credit Agreement and ranges from 0.15% to 0.225% (0.175% at September 30, 2022).  The unused portion of the revolving loan amounted to $87,431 at September 30, 2022.  The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans and certain costs associated with the issuance of the extinguished debt instrument are capitalized and amortized on a straight-line basis over the term of the 2022 Credit Agreement, which is not materially different than the effective interest method. Capitalized costs net of accumulated amortization totaled $1,389 and $421 at September 30, 2022 and December 31, 2021, respectively, and are included in other assets on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $121 and $262 for the three and nine months ended September 30, 2022 and $71 and $212 for the three and nine months ended September 30, 2021, respectively, and are included in "Interest expense" in the accompanying condensed consolidated statements of earnings.
The 2022 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At September 30, 2022, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 9– NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Earnings - Basic and Diluted	$25,249	$25,013	$83,961	$71,155

Shares (000s)
Weighted Average Common Shares - Basic	32,010	32,194	32,017	32,227
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	357	450	375	424
Weighted Average Common Shares - Diluted	32,367	32,644	32,392	32,651

Net Earnings Per Share - Basic	$0.79	$0.78	$2.62	$2.21
Net Earnings Per Share - Diluted	$0.78	$0.77	$2.59	$2.18
The number of anti-dilutive shares were 362,203 and 369,183 for the three and nine months ended September 30, 2022, respectively, and 151,924 and 156,238 for the three and nine months ended September 30, 2021, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 10 – INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2022 and 2021, was 18.8% and 22.0%, respectively, and 22.2% and 22.7% for the nine months ended September 30, 2022 and 2021. The decrease in the effective tax rate for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to a favorable provision to return adjustment related to an increase in certain tax credits and deductions. The decrease in the effective tax rate for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a favorable provision to return adjustment related to an increase in certain tax credits and deductions, which was offset by a change in mix of earnings in higher taxing jurisdictions.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2022, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2017. As of September 30, 2022 and December 31, 2021, the Company had approximately $5,690 and $5,881, respectively, of unrecognized tax benefits, which are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of "Income tax expense" in the condensed consolidated statements of earnings. The total amounts of accrued interest and penalties related to uncertain tax positions at September 30, 2022 and December 31, 2021 were approximately $2,167 and $2,106, respectively, and are included in "Other long-term obligations."

NOTE 11 – SEGMENT INFORMATION
Balchem Corporation reports three business segments: Human Nutrition & Health, Animal Nutrition & Health, and Specialty Products. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated."
Human Nutrition & Health
The Human Nutrition & Health ("HNH") segment provides human grade choline nutrients and mineral amino acid chelated products through this segment for nutrition and health applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The Company's mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products. Proprietary technologies have been combined to create an organic molecule in a form the body can readily assimilate. Sales growth for human nutrition applications is reliant on differentiation from lower-cost competitive products through scientific data, intellectual property and customers' appreciation of brand value. Consequently, the Company makes investments in such activities for long-term value differentiation. This segment also serves the food and beverage industry for beverage, bakery, dairy, confectionary, and savory manufacturers. The Company partners with its customers from ideation through commercialization to bring on-trend beverages, baked goods, confections, dairy and meat products to market. The Company has expertise in trends analysis and product development. With its strong manufacturing capabilities in customized spray dried and emulsified powders, extrusion and agglomeration, blended lipid systems, liquid flavor delivery systems, juice and dairy bases, chocolate systems, ice cream bases and variegates, the Company is a one-stop solutions provider for beverage and dairy product development needs. Additionally, this segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, sports and protein bars, dietary plans, and nutritional supplements. The Company also creates cereal systems for ready-to-eat cereals, grain-based snacks, and cereal based ingredients. Through the Kappa and Bergstrom acquisitions, respectively, this segment recently began manufacturing specialty vitamin K2, which is a fast-growing specialty vitamin that plays a crucial role in the human body for bone health, heart health, immunity, and athletic performance, and MSM, which is a widely used nutritional ingredient that provides benefits for joint health, sports nutrition, skin and beauty, and healthy aging.
Animal Nutrition & Health
The Company’s Animal Nutrition & Health ("ANH") segment provides nutritional products derived from its microencapsulation and chelation technologies in addition to basic choline chloride. For ruminant animals, the Company’s microencapsulated products boost health and milk production by delivering nutrient supplements that are biologically available, providing required nutritional levels. The Company’s proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for monogastric animal health, predominantly to the poultry, pet and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. In poultry, choline deficiency can result in reduced growth rates and perosis in young birds, while in swine production choline is a necessary and required component of gestating and lactating sow diets for both liver health and prevention of leg deformity. Through the Bergstrom acquisition, this segment recently began manufacturing MSM, which is a widely used nutritional ingredient that provides benefits for pet health.
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
Specialty Products
The Company re-packages and distributes a number of performance gases and chemicals for various uses by its customers, notably ethylene oxide, propylene oxide, and ammonia. Ethylene oxide is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Contract sterilizers and medical device manufacturers are principal customers for this product. Propylene oxide is marketed and sold as a fumigant to aid in the control of insects and microbiological spoilage; and to reduce bacterial and mold contamination in certain shelled and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes, and for various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings Ammonia is used primarily as a refrigerant, and also for heat treatment of metals and various chemical synthesis applications, and is distributed in reusable and recyclable drum and cylinder packaging approved for use in the countries these products are shipped to.

The Company’s performance gases and chemicals are distributed worldwide in specially designed, reusable and recyclable drum and cylinder packaging, to assure compliance with safety, quality and environmental standards as outlined by the applicable regulatory agencies in the countries our products are shipped to. The Company’s inventory of these specially built drums and cylinders, along with its five filling facilities, represents a significant capital investment. The Company also sells single use canisters for use in sterilizing re-usable devices typically processed in autoclave units in hospitals.
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
The segment information is summarized as follows:

Business Segment Assets	September 30, 2022	December 31, 2021
Human Nutrition & Health	$1,169,395	$727,131
Animal Nutrition & Health	189,652	158,971
Specialty Products	169,817	184,628
Other and Unallocated (1)	104,144	128,595
Total	$1,633,008	$1,199,325

Business Segment Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Human Nutrition & Health	$142,655	$111,200	$396,728	$327,187
Animal Nutrition & Health	65,604	56,192	197,546	161,821
Specialty Products	29,641	27,615	99,622	89,645
Other and Unallocated (2)	6,367	2,862	15,931	7,237
Total	$244,267	$197,869	$709,827	$585,890

Business Segment Earnings Before Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Human Nutrition & Health	$20,584	$19,801	$64,592	$58,512
Animal Nutrition & Health	8,036	7,442	26,943	16,059
Specialty Products	7,105	6,455	24,785	23,373
Other and Unallocated (2)	(2,100)	(1,185)	(4,439)	(4,263)
Interest and other expense	(2,540)	(428)	(3,908)	(1,594)
Total	$31,085	$32,085	$107,973	$92,087

Depreciation/Amortization	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Human Nutrition & Health	$9,569	$7,472	$24,316	$22,486
Animal Nutrition & Health	1,681	1,932	5,010	5,512
Specialty Products	1,839	1,997	5,670	6,351
Other and Unallocated (2)	1,008	758	2,962	2,273
Total	$14,097	$12,159	$37,958	$36,622

Capital Expenditures	Nine Months Ended September 30,
	2022	2021
Human Nutrition & Health	$22,513	$14,492
Animal Nutrition & Health	8,748	4,557
Specialty Products	3,139	2,281
Other and Unallocated (2)	550	238
Total	$34,950	$21,568

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $1,640 and $2,816 for the three and nine months ended September 30, 2022, respectively, and $305 and $1,005 for the three and nine months ended September 30, 2021, respectively, and (ii) Unallocated amortization expense of $855 and $2,475 for the three and nine months ended September 30, 2022, respectively, and $675 and $2,024 for the three and nine months ended September 30, 2021, respectively, related to an intangible asset in connection with a company-wide ERP system implementation and capitalized loan issuance costs that were included in interest expense in the Company's condensed consolidated statements of earnings.

NOTE 12 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.
The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product Sales	$233,823	$188,573	$677,136	$557,683
Co-manufacturing	8,109	7,473	26,235	21,629
Consignment	1,484	829	4,064	3,260
Product Sales Revenue	243,416	196,875	707,435	582,572
Royalty Revenue	851	994	2,392	3,318
Total Revenue	$244,267	$197,869	$709,827	$585,890
The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$174,564	$142,313	$518,131	$427,352
Foreign Countries	69,703	55,556	191,696	158,538
Total Revenue	$244,267	$197,869	$709,827	$585,890

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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the nine months ended September 30, 2022 and 2021 for income taxes and interest is as follows:

	Nine Months Ended September 30,
	2022	2021
Income taxes	$26,277	$19,563
Interest	$6,169	$3,492

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive (loss)/income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net foreign currency translation adjustment	$(34,874)	$(3,362)	$(44,667)	$(7,981)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized gain on cash flow hedge	564	450	3,770	1,583
Tax	(137)	(109)	(920)	(379)
Net of tax	427	341	2,850	1,204

Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	2	18	6	55
Amortization of gain	—	(4)	—	(16)
Gain arising during the period and prior service credit	—	—	(41)	(4)
Total before tax	2	14	(35)	35
Tax	—	(3)	(24)	(9)
Net of tax and adjustment	2	11	(59)	26

Total other comprehensive (loss)/income	$(34,445)	$(3,010)	$(41,876)	$(6,751)

Included in "Net foreign currency translation adjustment" were gains of $5,065 and $10,151, related to a net investment hedge, which were net of taxes of $1,635 and $3,277 for the three and nine months ended September 30, 2022, respectively. Included in "Net foreign currency translation adjustment" were gains of $1,715 and $3,888, related to a net investment hedge, which were net of taxes of $553 and $1,243 for the three and nine months ended September 30, 2021, respectively. See Note 20, "Derivative Instruments and Hedging Activities."

Accumulated other comprehensive (loss)/income at September 30, 2022 and December 31, 2021 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2021	$(3,602)	$(1,631)	$240	$(4,993)
Other comprehensive (loss)/income	(44,667)	2,850	(59)	(41,876)
Balance September 30, 2022	$(48,269)	$1,219	$181	$(46,869)

NOTE 15 – EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsored two 401(k) savings plans for eligible employees, which were merged into one plan on January 1st, 2021. The remaining plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions. The remaining plan also has a discretionary profit sharing portion and matches 401(k) contributions with shares of the Company’s Common Stock. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. On June 21, 2022, the Company completed the acquisition of Kappa, which sponsors one defined contribution plan for its employees. In addition, on August 30, 2022, the Company completed the acquisition of Bergstrom, which sponsors one defined contribution plan for its employees. The plan allows participants to make pretax and after tax contributions. Bergstrom matches certain percentages of those contributions.
Postretirement Medical Plans
The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that is under a collective bargaining agreement and covers eligible retired employees of the Verona facility and a plan for those named as executive officers in the Company’s proxy statement.
Net periodic benefit costs for such retirement medical plans were as follows:

	Nine Months Ended September 30,
	2022	2021
Service cost	$59	$65
Interest cost	20	17
Amortization of prior service cost	6	55
Amortization of gain	(1)	(18)
Net periodic benefit cost	$84	$119
The amounts recorded for these obligations on the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 are $1,247 and $1,293, respectively, and are included in "Other long-term obligations." These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $200 per year.
Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas, which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on the Company's condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 were $607 and $684, respectively, and were included in "Other long-term obligations."

Net periodic benefit costs for such benefit pensions plans were as follows:

	Nine Months Ended September 30,
	2022	2021
Service cost with interest to end of year	$30	$52
Interest cost	12	11
Expected return on plan assets	(26)	(26)
Amortization of gain	—	2
Total net periodic benefit cost	$16	$39
Deferred Compensation Plan
On June 1, 2018, the Company established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability was $8,027 as of September 30, 2022, of which $8,011 was included in "Other long-term obligations" and $16 was included in "Accrued compensation and other benefits" on the Company's condensed consolidated balance sheets. The deferred compensation liability was $6,270 as of December 31, 2021, of which $6,251 was included in "Other long-term obligations" and $19 was included in "Accrued compensation and other benefits" on the Company’s condensed consolidated balance sheets. The related rabbi trust assets were $8,032 and $6,267 as of September 30, 2022 and December 31, 2021, respectively, and were included in "Other non-current assets" on the Company's condensed consolidated balance sheets.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at September 30, 2022 are as follows:

Year
October 1, 2022 to December 31, 2022	$1,111
2023	4,214
2024	4,053
2025	3,074
2026	2,678
2027	2,200
Thereafter	6,225
Total minimum lease payments	$23,555
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
From time to time, the Company is involved in a variety of lawsuits, claims and proceedings, including those related to environmental matters. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in this note, management believes that any liability which may result from such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, liquidity or cash flows.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2022 and December 31, 2021 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio.  The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at September 30, 2022 and December 31, 2021 includes $921 and $933 in money market funds, respectively.

Non-current assets at September 30, 2022 and December 31, 2021 includes $8,032 and $6,267, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

The contingent consideration liabilities included on the balance sheet at of September 30, 2022 amount to $30,547 and were valued using level three inputs, as defined by ASC 820, "Fair Value Measurement".
The Company also has derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which are included in "Derivative assets" or "Derivative liabilities" in the Company's condensed consolidated balance sheets (see Note 20, "Derivative Instruments and Hedging Activities"). The fair values of these derivative instruments are determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities. The derivative assets related to the cross-currency swap and the interest rate swap were $12,928 and $1,612 at September 30, 2022, respectively. The derivative liability related to the cross-currency swap and the interest rate swap was $500 and $2,158 at December 31, 2021, respectively.

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
Payments for the services the Company provided amounted to $1,188 and $3,185 for the three and nine months ended September 30, 2022, respectively, and $901 and $2,648 for the three and nine months ended September 30, 2021, respectively. The raw materials purchased and subsequently sold amounted to $11,937 and $32,158 for the three and nine months ended September 30, 2022, respectively, and $6,419 and $18,461 for the three and nine months ended September 30, 2021, respectively. These services and raw materials are primarily recorded in cost of goods sold net of the finished goods received from St. Gabriel CC Company, LLC of $9,249 and $23,971 for the three and nine months ended September 30, 2022, respectively, and $4,944 and $14,545 for the three and nine months ended September 30, 2021, respectively. At September 30, 2022 and December 31, 2021, the Company had receivables of $13,126 and $10,504, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. The Company also had payables of $9,339 and $7,552, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. In addition, the Company had receivables in the amount of $164 related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in receivables as of December 31, 2021. There were no such receivables as of September 30, 2022. The Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of both September 30, 2022 and December 31, 2021.

NOTE 19 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the right of use asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from September 30, 2022. In addition, the Company has historically not been exercising purchase options under the equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with new leases. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.
On June 22, 2022, the Company signed a ten-year real estate sublease for approximately 40,000 square feet of office space, which will serve as the Company's corporate headquarters and a laboratory facility. The sublease will not commence until the sublandlord substantially completes its work per the sublease agreement, which will occur in the fourth quarter of 2022. The Company will recognize a right of use asset and a lease liability at the commencement date based on ASC 842, Lease Accounting. As of September 30, 2022 the Company did not record a right of use asset or lease liability on the balance sheet in connection with this lease.
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
In connection with its December 2019 acquisition of Zumbro River Brand, Inc., the Company assumed the finance lease commitment for a warehouse, with an expiration date of March 31, 2033. The warehouse can be purchased at a pre-determined price beginning in 2023. At September 30, 2022 and December 31, 2021, the Company had finance lease liabilities of $2,345 and $2,470, respectively, which were recorded under "Lease liabilities" (current and non-current) on the condensed consolidated balance sheets.
Right of use assets and lease liabilities at September 30, 2022 and December 31, 2021 are summarized as follows:

Right of use assets	September 30, 2022	December 31, 2021
Operating leases	$11,617	$6,929
Finance leases	2,202	2,359
Total	$13,819	$9,288

Lease liabilities - current	September 30, 2022	December 31, 2021
Operating leases	$3,727	$2,194
Finance leases	173	167
Total	$3,900	$2,361

Lease liabilities - non-current	September 30, 2022	December 31, 2021
Operating leases	$8,069	$4,811
Finance leases	2,172	2,303
Total	$10,241	$7,114

For the three and nine months ended September 30, 2022 and 2021, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease Cost
Operating lease cost	$1,190	$788	$2,782	$2,274

Finance lease cost
Amortization of ROU asset	53	52	157	157
Interest on lease liabilities	30	32	91	98
Total finance lease	83	84	248	255

Total lease cost	$1,273	$872	$3,030	$2,529

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,164	$761	$2,772	$2,249
Operating cash flows from finance leases	30	32	91	98
Financing cash flows from finance leases	42	40	125	118
	$1,236	$833	$2,988	$2,465

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$2,275	$502	$7,552	$2,914

Weighted-average remaining lease term - operating leases	3.83 years	4.32 years	3.83 years	4.32 years
Weighted-average remaining lease term - finance leases	10.65 years	11.67 years	10.65 years	11.67 years

Weighted-average discount rate - operating leases	2.9%	3.7%	2.9%	3.7%
Weighted-average discount rate - finance leases	5.1%	5.1%	5.1%	5.1%
Rent expense charged to operations under operating lease agreements for the three and nine months ended September 30, 2022 aggregated to approximately $1,190 and $2,782, respectively, and $788 and $2,274 for the three and nine months ended September 30, 2021, respectively.

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
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The receive-floating interest rate was based on the London Interbank Offered Rate ("LIBOR") in the original trade agreement. Due to the discontinuation of LIBOR, in the third quarter of 2022, the Company modified its existing interest rate swap to reference 1-month CME Term SOFR (CME Group Benchmark Administration Limited as administrator of the forward-looking term Secured Overnight Financing Rate) in the amended trade terms. This modification was made under the relief provided for in ASC 848, "Reference Rate Reform" and therefore the derivative continues to qualify for hedge accounting. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the 2022 Credit Agreement. The net interest income related to the interest rate swap contract was $35 for the three months ended September 30, 2022. The net interest expense related to the interest rate swap contract was $842 for the nine months ended September 30, 2022, and $538 and $1,593 for the three and nine months ended September 30, 2021, respectively. The net interest income and expense were recorded in the condensed consolidated statements of earnings under "Interest expense, net."
On May 28, 2019, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $569 and $1,682 for the three and nine months ended September 30, 2022, and $563 and $1,682 for the three and nine months ended September 30, 2021, respectively, which were recorded in the condensed consolidated statements of earnings under "Interest expense, net."
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
As of September 30, 2022 and December 31, 2021, the fair value of the derivative instruments is presented as follows in the Company's condensed consolidated balance sheets:

Derivative assets (liabilities)	September 30, 2022	December 31, 2021
Interest rate swap	$1,612	$(2,158)
Cross-currency swap	12,928	(500)
Derivative assets (liabilities)	$14,540	$(2,658)
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
As of September 30, 2022, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments was recorded in accumulated other comprehensive income.

Losses and gains on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the three and nine months ended September 30, 2022 and 2021:

	Location within Statements of Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Cash flow hedge (interest rate swap), net of tax	Unrealized gain/(loss) on cash flow hedge, net	$427	$341	$2,850	$1,204
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	5,065	1,715	10,151	3,888
Total		$5,492	$2,056	$13,001	$5,092
On June 21, 2022, the Company completed the acquisition of Kappa (as defined in Note 2 "Significant Acquisitions"). In the process of acquiring Kappa, the Company entered into four short-term foreign currency exchange forward contracts with JP Morgan Chase, N.A to manage fluctuations in foreign currency exchange rates related to the acquisition. The Company did not designate these contracts as hedged transactions under the applicable sections of ASC Topic 815, "Derivatives and Hedging". For the nine months ended September 30, 2022, the net gains on these forward contracts of $512 were recorded in other income or loss in the condensed consolidated statements of earnings. As of September 30, 2022, the Company did not maintain any open foreign currency exchange forward contracts as all four contracts expired before June 30, 2022.
The following table summarizes the key terms of the four forward exchange contracts:.

Date entered into	Date expired on	Balchem to sell		Balchem to buy
June 15, 2022	June 21, 2022	USD	294,555	NOK	2,924,553
June 15, 2022	June 17, 2022	USD	6,436	EUR	6,180
June 15, 2022	June 21, 2022	USD	16,640	EUR	15,972
June 15, 2022	June 21, 2022	EUR	15,972	NOK	165,210

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (All amounts in thousands, except share and per share data)
This report contains forward-looking statements, within the meaning of Section 21E of the Exchange Act, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of the Company's Form 10-Q for the quarterly period ended June 30, 2022 and other factors that may be identified elsewhere in this report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

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
As of September 30, 2022, we employed approximately 1,382 full time employees worldwide. Although we are facing challenging labor markets, we believe that we have been successful in attracting skilled and experienced personnel in a competitive environment and that our human capital resources are adequate to perform all business functions. In addition, we continue to enhance technology in order to optimize productivity and performance.
Acquisition of Bergstrom
On August 30, 2022, we completed the acquisition of Bergstom (as defined in Note 2 "Significant Acquisitions"), a leading science-based manufacturer of MSM, based in Vancouver, Washington. Details related to the Bergstrom acquisition are disclosed in Note 2, "Significant Acquisitions". The acquisition provides a synergistic scientific advantage in the Company's key strategic therapeutic focus areas such as longevity and performance and is a strong fit with the Company's specialty, science-backed mineral products, which should ultimately lead to growth for the Company's portfolios within the Human Nutrition & Health and Animal nutrition & Health segments.
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
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and nine months ended September 30, 2022 and 2021:

Business Segment Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Human Nutrition & Health	$142,655	$111,200	$396,728	$327,187
Animal Nutrition & Health	65,604	56,192	197,546	161,821
Specialty Products	29,641	27,615	99,622	89,645
Other and Unallocated (1)	6,367	2,862	15,931	7,237
Total	$244,267	$197,869	$709,827	$585,890

Business Segment Earnings From Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Human Nutrition & Health	$20,584	$19,801	$64,592	$58,512
Animal Nutrition & Health	8,036	7,442	26,943	16,059
Specialty Products	7,105	6,455	24,785	23,373
Other and Unallocated (1)	(2,100)	(1,185)	(4,439)	(4,263)
Total	$33,625	$32,513	$111,881	$93,681

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $1,640 and $2,816 for the three and nine months ended September 30, 2022, respectively, and $305 and $1,005 for the three and nine months ended September 30, 2021, respectively, and (ii) Unallocated amortization expense of $734 and $2,213 for the three and nine months ended September 30, 2022, respectively, and $604 and $1,812 for the three and nine months ended September 30, 2021, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

RESULTS OF OPERATIONS
(All amounts in thousands, except share and per share data)
Three months ended September 30, 2022 compared to three months ended September 30, 2021.
Net Earnings

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Net sales	$244,267	$197,869	$46,398	23.4%
Gross margin	68,430	60,934	7,496	12.3%
Operating expenses	34,805	28,421	6,384	22.5%
Earnings from operations	33,625	32,513	1,112	3.4%
Other (income) expense, net	2,540	428	2,112	493.5%
Income tax expense	5,836	7,072	(1,236)	(17.5)%
Net earnings	$25,249	$25,013	$236	0.9%

Net Sales

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Human Nutrition & Health	$142,655	$111,200	$31,455	28.3%
Animal Nutrition & Health	65,604	56,192	9,412	16.7%
Specialty Products	29,641	27,615	2,026	7.3%
Other	6,367	2,862	3,505	122.5%
Total	$244,267	$197,869	$46,398	23.4%

•The increase in net sales within the Human Nutrition & Health segment for the third quarter of 2022 as compared to the third quarter of 2021 was driven by sales growth within food and beverage markets, the contribution from recent acquisitions, as well as sales growth within the minerals and nutrients business, partially offset by an unfavorable impact related to changes in foreign currency exchange rates. Total sales for this segment grew 28.3%, with average selling prices contributing 22.0%, volume and mix contributing 6.7%, and the change in foreign currency exchange rates contributing -0.4%.

•The increase in net sales within the Animal Nutrition & Health segment for the third quarter of 2022 compared to the third quarter of 2021 was the result of higher sales in both monogastric and ruminant species markets, the contribution from the recent acquisition of Bergstrom which included a small Animal Nutrition business, partially offset by an unfavorable impact related to changes in foreign currency exchange rates. Total sales for this segment grew 16.7%, with average selling prices contributing 24.1%, volume and mix contributing -3.0%, and the change in foreign currency exchange rates contributing -4.3%.

•The increase in Specialty Products segment sales for the third quarter of 2022 compared to 2021 was due to higher sales of products in the performance gases business, partially offset by lower plant nutrition sales, and an unfavorable impact related to changes in foreign currency exchange rates. Total sales for this segment grew 7.3% with average selling prices contributing 18.0%, the change in foreign currency exchange rates contributing -3.8%, and volume and mix contributing -6.9%.

•Sales relating to Other increased from the prior year due to higher demand.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Gross margin	$68,430	$60,934	$7,496	12.3%
% of net sales	28.0%	30.8%

Gross margin dollars increased in the third quarter of 2022 compared to the third quarter of 2021 due to the aforementioned higher sales of $46,398, partially offset by an increase in cost of goods sold of $38,902. The 28.4% increase in cost of goods sold was driven mainly by the higher sales as well as the significant inflation of manufacturing input costs, primarily related to raw materials, and the timing of insurance proceeds received in the prior year.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Operating expenses	$34,805	$28,421	$6,384	22.5%
% of net sales	14.2%	14.4%
The increase in operating expenses was primarily due to incremental operating expenses related to acquisitions of $4,193, an increase in outside services of $1,588, and additional amortization of $1,426, partially offset by lower compensation-related costs of 2,148.

Earnings from Operations

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Human Nutrition & Health	$20,584	$19,801	$783	4.0%
Animal Nutrition & Health	8,036	7,442	594	8.0%
Specialty Products	7,105	6,455	650	10.1%
Other and unallocated	(2,100)	(1,185)	(915)	(77.2)%
Earnings from operations	$33,625	$32,513	$1,112	3.4%

% of net sales (operating margin)	13.8%	16.4%

•Earnings from operations for the Human Nutrition & Health segment increased primarily due to the aforementioned higher sales and higher average selling prices, partially offset by higher manufacturing input costs, higher amortization and operating expenses related to the recent acquisitions, and the timing of an insurance reimbursement received in the prior year. Gross margin as a percentage of sales decreased by 207 basis points, due to a significant increase in certain manufacturing input costs, largely related to raw materials, and the timing of an insurance reimbursement received in the prior year. Additionally, total operating expenses for this segment increased by $5,857, primarily due to incremental operating expenses related to acquisitions of $3,677 and additional amortization of $1,449.

•Animal Nutrition & Health segment earnings from operations increased primarily due to the aforementioned higher sales and higher average selling prices, partially offset by increases in manufacturing input costs and distribution costs. Gross margin as a percentage of sales decreased by 408 basis points, due to a significant increase in certain manufacturing input costs, largely related to raw materials. Additionally, operating expenses for this segment decreased by $973, which was largely related to a decrease in compensation-related costs.

•The increase in earnings from operations for the Specialty Products segment was primarily due to the aforementioned higher sales, partially offset by a 109 basis point decrease in gross margin as a percentage of sales, due to a significant increase in certain manufacturing input costs, largely related to raw materials. Total operating expenses for this segment remained flat.

•The increase in Other and unallocated was primarily driven by the aforementioned higher sales, partially offset by an increase in transaction costs, primarily related to the acquisitions.

Other Expenses (Income)

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Interest expense	$3,642	$556	$3,086	555.0%
Other, net	(1,102)	(128)	(974)	760.9%
	$2,540	$428	$2,112	493.5%

Interest expense for the three months ended September 30, 2022 and 2021 was primarily related to outstanding borrowings under the 2022 Credit Agreement.  The increase in interest expense is due to the additional borrowings in connection with the acquisitions and rising interest rates.

Income Tax Expense

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Income tax expense	$5,836	$7,072	$(1,236)	(17.5)%
Effective tax rate	18.8%	22.0%
The decrease in the effective tax rate was primarily due to a favorable provision to return adjustment related to an increase in certain tax credits and deductions.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021.
Net Earnings

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Net sales	$709,827	$585,890	$123,937	21.2%
Gross margin	211,812	179,108	32,704	18.3%
Operating expenses	99,931	85,427	14,504	17.0%
Earnings from operations	111,881	93,681	18,200	19.4%
Other expense, net	3,908	1,594	2,314	145.2%
Income tax expense	24,012	20,932	3,080	14.7%
Net earnings	$83,961	$71,155	$12,806	18.0%

Net Sales

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Human Nutrition & Health	$396,728	$327,187	$69,541	21.3%
Animal Nutrition & Health	197,546	161,821	35,725	22.1%
Specialty Products	99,622	89,645	9,977	11.1%
Other	15,931	7,237	8,694	120.1%
Total	$709,827	$585,890	$123,937	21.2%

•The increase in net sales within the Human Nutrition & Health segment for the nine months ended September 30, 2022 as compared to 2021 was primarily attributed to sales growth within food and beverage markets, the contribution from recent acquisitions, as well as higher sales within the minerals and nutrients business, partially offset by an unfavorable impact related to change in foreign currency exchange rates. Total sales for this segment grew 21.3%, with average selling prices contributing 18.2%, volume and mix contributing 3.4%, and the change in foreign currency exchange rates contributing -0.3%.

•The increase in net sales within the Animal Nutrition & Health segment for the nine months ended September 30, 2022 compared to 2021 was primarily the result of higher sales in monogastric and ruminant species markets, partially offset by an unfavorable impact related to changes in foreign currency exchange rates. Total sales for this segment grew 22.1%, with average selling prices contributing 28.0%, volume and mix contributing -2.6%, and the change in foreign currency exchange rates contributing -3.3%.

•The increase in Specialty Products segment sales for the nine months ended September 30, 2022 compared to 2021 was primarily due to higher sales of products in the medical device sterilization market, partially offset by lower plant nutrition sales, and an unfavorable impact related to changes in foreign currency exchange rates. Total sales for this segment grew 11.1%, with average selling prices contributing 17.1%, volume and mix contributing -3.2%, and the change in foreign currency exchange rates contributing -2.7%.

•Sales relating to Other increased from the prior year due to higher demand.

Gross Margin

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Gross margin	$211,812	$179,108	$32,704	18.3%
% of net sales	29.8%	30.6%
Gross margin dollars increased for the nine months ended September 30, 2022 compared to 2021 due to the aforementioned higher sales of $123,937, partially offset by an increase in cost of goods sold of $91,233. The 22.4% increase in cost of goods sold was mainly driven by the higher sales, significant inflation of manufacturing input costs, primarily related to raw materials, and the timing of an insurance reimbursement, partially offset by the timing of costs associated with a flash flood event in the prior year.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Operating expenses	$99,931	$85,427	$14,504	17.0%
% of net sales	14.1%	14.6%
The increase in operating expenses was primarily due to an increase in outside services of $4,445, incremental operating expenses related to the acquisitions of $3,717, higher compensation-related costs of $2,008, and transaction costs of $1,934.

Earnings from Operations

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Human Nutrition & Health	$64,592	$58,512	$6,080	10.4%
Animal Nutrition & Health	26,943	16,059	10,884	67.8%
Specialty Products	24,785	23,373	1,412	6.0%
Other and unallocated	(4,439)	(4,263)	(176)	(4.1)%
Earnings from operations	$111,881	$93,681	$18,200	19.4%

% of net sales (operating margin)	15.8%	16.0%

•Earnings from operations for the Human Nutrition & Health segment increased primarily due to the aforementioned higher sales, partially offset by a 139 basis point decrease in gross margin as a percentage of sales, primarily due to a significant increase in certain manufacturing input costs, largely related to raw materials. Additionally, operating expenses for this segment increased by $9,964, primarily due to incremental operating expenses related to the acquisitions of $3,674, outside services of $2,572, and higher compensation-related costs of $1,062.

•Animal Nutrition & Health segment earnings from operations increased primarily due to the aforementioned higher sales and a 207 basis point increase in gross margin as a percentage of sales primarily related to the timing of costs associated with the recovery of a flash flood event in the prior year, partially offset by a significant increase in certain manufacturing input costs, largely related to raw materials. Additionally, operating expenses for this segment increased by $786, primarily related to higher outside services of $849.

•The increase in earnings from operations for the Specialty Products segment was primarily due to the aforementioned higher sales, partially offset by a 208 basis point decrease in gross margin as a percentage of sales, primarily due to a significant increase in certain manufacturing input costs, largely related to raw materials. Additionally, operating expenses for this segment increased by $1,315, primarily related to higher compensation-related costs.

•Earnings from operations relating to Other increased from the prior year primarily due to the aforementioned higher sales, partially offset by an increase in transaction costs, mainly related to the acquisitions.
Other Expenses (Income)

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Interest expense	$5,147	$1,889	$3,258	172.5%
Other, net	(1,239)	(295)	(944)	320.0%
	$3,908	$1,594	$2,314	145.2%
Interest expense for the nine months ended September 30, 2022 and 2021 was primarily related to outstanding borrowings under the 2022 Credit Agreement.  The increase in interest expense is due to the additional borrowings in connection with the acquisitions and rising interest rates.
Income Tax Expense

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Income tax expense	$24,012	$20,932	$3,080	14.7%
Effective tax rate	22.2%	22.7%
The decrease in the effective tax rate was primarily due to a favorable provision to return adjustment related to an increase in certain tax credits and deductions, which was offset by a change in mix of earnings in higher taxing jurisdictions.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
(All amounts in thousands, except share and per share data)
In June 2022, we drew down $345,000 from our revolving credit facility to fund the acquisition of Kappa. In connection with this transaction, the seller has an opportunity to receive an additional payment in 2024 if certain financial performance targets and other metrics are met, and therefore we recorded a contingent consideration liability of kr245,000 (translated to $22,712 as of September 30, 2022) as part of the consideration given in the second quarter of 2022 (see Note 2, "Significant Acquisitions"). In August 2022, we drew down an additional $70,000 from our revolving credit facility to fund the acquisition of Bergstrom. In connection with this transaction, the seller has an opportunity to receive an additional payment if certain financial performance targets and other metrics are met, and therefore we recorded a contingent consideration liability of $7,835 as part of the consideration given in the third quarter of 2022 (see Note 2, "Significant Acquisitions"). Excluding the events previously mentioned, there were no other material changes during the nine months ended September 30, 2022 outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. On July 27, 2022, we entered into an Amended and Restated Credit Agreement with a bank syndicate providing for a revolving loan of $550,000, due July 27, 2027. The revolving loan proceeds were used to pay down the existing debt under the 2018 Credit Agreement and may be used for working capital, letters of credit, and other corporate purposes. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents decreased to $56,489 at September 30, 2022 from $103,239 at December 31, 2021. At September 30, 2022, the Company had $39,191 of cash and cash equivalents held by foreign subsidiaries.  We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds.  Working capital was $226,026 at September 30, 2022 as compared to $178,430 at December 31, 2021, an increase of $47,596. Working capital reflects the payment of the 2021 declared dividend in 2022 of $20,708, payments on the revolving loan and acquired debt of $111,782, and capital expenditures and intangible assets acquired of $35,793.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2022	2021		% Change
Cash flows provided by operating activities	$96,881	$116,023	$(19,142)	(16.5)%
Cash flows used in investing activities	(401,525)	(21,119)	(380,406)	(1801.3)%
Cash flows provided by (used in) financing activities	268,080	(86,233)	354,313	410.9%
Operating Activities
The decrease in cash flows from operating activities was primarily driven by changes in working capital and the timing of increased sales, restocking of inventory, and payments to suppliers.
Investing Activities
As previously noted, on June 21, 2022, we completed the acquisition of Kappa, a leading science-based manufacturer of specialty vitamin K2 for the human nutrition industry, headquartered in Oslo, Norway. On August 30, 2022, we completed another acquisition of Bergstrom, a leading science-based manufacturer of MSM, based in Vancouver, Washington. Cash paid for these acquisitions, net of cash acquired, amounted to $365,780.
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $35,793 and $22,391 for the nine months ended September 30, 2022 and 2021, respectively.

Financing Activities
As previously noted, the acquisition of Kappa was primarily funded through the 2018 Credit Agreement and the acquisition of Bergstrom was funded through the 2022 Credit Agreement. We borrowed $435,000 against the revolving loan and made total loan payments of $81,000 during the nine months ended September 30, 2022, resulting in $87,431 available under the 2022 Credit Agreement as of September 30, 2022. In addition, we made payments of $30,782 on the acquired debt related to the acquisitions.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,069,266 shares have been purchased.  We repurchase shares from employees in connection with settlement of transactions under our equity incentive plans. We also intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors.
Proceeds from stock options exercised were $2,172 and $6,351 for the nine months ended September 30, 2022 and 2021, respectively.  Dividend payments were $20,708 and $18,704 for the nine months ended September 30, 2022 and 2021, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15 – Employee Benefit Plans.  The liability recorded in "Other long-term liabilities" on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 was $1,247 and $1,293, respectively, and the plans are not funded.  Historical cash payments made under these plans have typically been less than $100 per year. We do not anticipate any changes to the payments made in the current year for the plans.
On June 1, 2018, we established an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees.  Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company.  The deferred compensation liability as of September 30, 2022 and December 31, 2021 was $8,011 and $6,251, respectively, and was included in "other long-term obligations" on our balance sheet. The related rabbi trust assets were $8,032 and $6,267 as of September 30, 2022 and December 31, 2021, respectively, and were included in "other non-current assets" on the condensed consolidated balance sheets.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheets as of September 30, 2022 and December 31, 2021 were $607 and $684, respectively, and were included in "other long-term obligations."

Critical Accounting Policies
There were no changes to the Company's Critical Accounting Policies, as described in its December 31, 2021 Annual Report on Form 10-K, during the nine months ended September 30, 2022.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and nine months ended September 30, 2022. Refer to Note 18, "Related Party Transactions".

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in certificates of deposit and money market investment funds. In the second quarter of 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted above (see Note 20, "Derivative Instruments and Hedging Activities"). Additionally, as of September 30, 2022, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate. The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2022 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at September 30, 2022, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $4,626. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change. Additionally, as disclosed below in Part II, Item 1A, we are monitoring market risks related to the current COVID-19 pandemic very closely.

Interest Rate Risk
We have exposure to market risk for changes in interest rates, including the interest rate relating to the 2022 Credit Agreement. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 20, "Derivative Instruments and Hedging Activities"). As of September 30, 2022, the notional amount of our outstanding interest rate swap was $108,569.

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
On June 21, 2022, the Company completed the acquisition of Kappa. In the process of acquiring Kappa, the Company entered into four short-term foreign currency exchange forward contracts with JP Morgan Chase, N.A to manage our exposure related to changes in foreign currency exchange rates in connection with the Kappa acquisition. These contracts did not qualify for hedge accounting under the applicable sections of ASC Topic 815. For the nine months ended September 30, 2022, the net gains on these forward contracts amounted to $512 and were recorded in "other (income) expense, net" on the condensed consolidated statements of earnings. As of September 30, 2022, the Company did not maintain any open foreign currency exchange forward contracts as all four contracts were settled as of June 30, 2022.

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
(b)Changes in Internal Controls
Except with respect to the acquisitions of Kappa and Bergstrom described below, there have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

On June 21, 2022, we completed the acquisition of Kappa (See Note 2, "Significant Acquisitions"). We are integrating Kappa into our overall internal control over financial reporting process and expect to exclude the business from our assessment of internal control over financial reporting as of December 31, 2022. Total assets of the Kappa business represented approximately 19.6% of our consolidated total assets as of September 30, 2022.

On August 30, 2022, we completed the acquisition of Bergstrom (See Note 2, "Significant Acquisitions"). We are integrating Bergstrom into our overall internal control over financial reporting process and expect to exclude the business from our assessment of internal control over financial reporting as of December 31, 2022. Total assets of the Bergstrom business represented approximately 4.9% of our consolidated total assets as of September 30, 2022.

Part II.    Other Information

Item 1.    Legal Proceedings
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, from time to time, including commercial and contract disputes, labor and employment matters, product liability claims, environmental liabilities, trade regulation matters, intellectual property disputes and tax-related matters. In our opinion, pending legal matters are not expected to have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.

Item 1A.    Risk Factors
There have been no material changes to our Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and Part II, Item 1A of the Company’s Form 10-Q for the quarterly period ended June 30, 2022. For further discussion of our Risk Factors, refer to the “Risk Factors” disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2021, and Part II, Item 1A of the Company’s Form 10-Q for the quarterly period ended June 30, 2022.

Item 2C.     Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the nine months ended September 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	88,154	$147.03	88,154	$125,951,395
February 1-28, 2022	57,531	$139.75	57,531	$111,675,367
March 1-31, 2022	100,000	$135.98	100,000	$95,065,135
First Quarter	245,685		245,685

April 1-30, 2022	245	$125.36	245	$87,609,591
May 1-31, 2022	4,550	$120.01	4,550	$83,324,693
June 1-30, 2022	181	$125.87	181	$83,370,521
Second Quarter	4,976		4,976

July 1-31, 2022	—	$—	—	$83,370,521
August 1-31, 2022	361	$127.77	361	$88,643,248
September 1-30, 2022	—	$—	—	$88,643,248
Third Quarter	361		361

Total	251,022		251,022

(1) Our Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,069,266 shares have been purchased. There is no expiration for this program.

Item 6.    Exhibits

Exhibit Number	Description
Exhibit 10.1	Theodore L. Harris Stock Option Grant Agreement, dated September 15, 2022
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALCHEM CORPORATION

By: /s/ Theodore L. Harris
Theodore L. Harris, Chairman, President and Chief Executive Officer

By: /s/ Martin Bengtsson
Martin Bengtsson, Executive Vice President and Chief Financial Officer

Date: November 4, 2022