Form 10-Q
period 2023-03-31
BALCHEM CORP
filed 2023-04-28
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2023
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 20, 2023, the registrant had 32,227,733 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	March 31, 2023 (unaudited)	December 31, 2022
Current assets:	(unaudited)
Cash and cash equivalents	$60,199	$66,560
Accounts receivable, net of allowance for doubtful accounts of $1,260 and $1,226 at March 31, 2023 and December 31, 2022 respectively	131,369	131,578
Inventories, net	124,768	119,668
Prepaid expenses	7,425	4,903
Derivative assets	3,964	5,993
Other current assets	7,878	7,101
Total current assets	335,603	335,803
Property, plant and equipment, net	276,103	271,355
Goodwill	774,361	769,509
Intangible assets with finite lives, net	209,470	213,295
Right of use assets - operating leases	15,232	17,094
Right of use assets - finance lease	2,281	2,338
Other assets	15,715	15,118
Total assets	$1,628,765	$1,624,512
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$53,419	$57,322
Accrued expenses	42,754	36,745
Accrued compensation and other benefits	9,223	16,544
Dividends payable	189	23,129
Income taxes payable	7,878	2,280
Operating lease liabilities - current	2,831	3,796
Finance lease liabilities - current	229	226
Total current liabilities	116,523	140,042
Revolving loan	431,569	440,569
Deferred income taxes	62,919	62,784
Operating lease liabilities - non-current	13,091	13,806
Finance lease liabilities - non-current	2,156	2,213
Other long-term obligations	29,091	26,814
Total liabilities	655,349	686,228
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,225,627 and 32,152,787 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,150	2,145
Additional paid-in capital	132,210	128,806
Retained earnings	837,197	814,487
Accumulated other comprehensive income (loss)	1,859	(7,154)
Total stockholders' equity	973,416	938,284
Total liabilities and stockholders' equity	$1,628,765	$1,624,512
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net sales	$232,540	$228,867

Cost of sales	159,370	157,361

Gross margin	73,170	71,506

Operating expenses:
Selling expenses	18,183	16,985
Research and development expenses	3,450	3,231
General and administrative expenses	17,129	12,954
	38,762	33,170

Earnings from operations	34,408	38,336

Other expenses, net:
Interest expense, net	5,565	545
Other (income) expense, net	(276)	161
	5,289	706

Earnings before income tax expense	29,119	37,630

Income tax expense	6,409	8,700

Net earnings	$22,710	$28,930

Net earnings per common share - basic	$0.71	$0.90

Net earnings per common share - diluted	$0.70	$0.89
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net earnings	$22,710	$28,930

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	9,424	(2,842)
Unrealized (loss) gain on cash flow hedge	(511)	1,573
Change in postretirement benefit plans	100	(27)
Other comprehensive income (loss)	9,013	(1,296)

Comprehensive income	$31,723	$27,634
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2023 and 2022
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2022	$938,284	$814,487	$(7,154)	32,152,787	$2,145	$128,806
Net earnings	22,710	22,710	—	—	—	—
Other comprehensive income	9,013	—	9,013	—	—	—
Repurchases of common stock	(3,849)	—	—	(28,109)	(2)	(3,847)
Shares and options issued under stock plans	7,258	—	—	100,949	7	7,251
Balance - March 31, 2023	$973,416	$837,197	$1,859	32,225,627	$2,150	$132,210

Balance - December 31, 2021	$877,015	$732,138	$(4,993)	32,287,150	$2,154	$147,716
Net earnings	28,930	28,930	—	—	—	—
Other comprehensive loss	(1,296)	—	(1,296)	—	—	—
Repurchases of common stock	(34,599)	—	—	(245,685)	(16)	(34,583)
Dividends	(10)	(10)	—	—	—	—
Shares and options issued under stock plans	3,642	—	—	74,604	4	3,638
Balance - March 31, 2022	$873,682	$761,058	$(6,289)	32,116,069	$2,142	$116,771
See accompanying notes to condensed consolidated financial statements.

.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$22,710	$28,930

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,646	11,928
Stock compensation expense	4,770	3,077
Deferred income taxes	(203)	—
Provision for doubtful accounts	31	328
Unrealized (gains) loss on foreign currency transactions and deferred compensation	(349)	37
Gain on disposal of assets	(968)	(29)
Change in fair value of contingent consideration liability	1,600	—
Changes in assets and liabilities
Accounts receivable	403	(20,405)
Inventories	(5,145)	(17,598)
Prepaid expenses and other current assets	(2,747)	487
Accounts payable and accrued expenses	(5,112)	(7,708)
Income taxes	5,540	8,522
Other	662	(548)
Net cash provided by operating activities	34,838	7,021

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(341)	—
Capital expenditures and intangible assets acquired	(9,720)	(10,256)
Proceeds from sale of assets	—	184
Net cash used in investing activities	(10,061)	(10,072)

Cash flows from financing activities:
Proceeds from revolving loan	13,000	20,000
Principal payments on revolving loan	(22,000)	—
Principal payments on finance lease	(55)	(41)
Proceeds from stock options exercised	2,453	498
Dividends paid	(22,867)	(20,703)
Purchase of common stock	(3,849)	(34,599)
Net cash used in financing activities	(33,318)	(34,845)

Effect of exchange rate changes on cash	2,180	(877)

Decrease in cash and cash equivalents	(6,361)	(38,773)

Cash and cash equivalents beginning of period	66,560	103,239
Cash and cash equivalents end of period	$60,199	$64,466
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the December 31, 2022 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated financial statements reflect the operations of Balchem Corporation and its subsidiaries (the "Company" or "Balchem"). All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results expected for the full year or any interim period.
Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, this Standard Update is in effect from March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." The amendments in this Update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 as the UK Financial Conduct Authority ("FCA") announced that the intended cessation date would be June 30, 2023, which is beyond the current sunset date of Topic 848. The Company adopted the Standard Update in 2021. Due to the discontinuation of LIBOR and under the relief provided by Topic 848, during the third quarter of 2022, the Company modified its existing interest rate swap and replaced LIBOR with 1-month CME Term SOFR (see Note 20, Derivative Instruments and Hedging Activities). The modification of the agreement did not have a significant impact on the Company's consolidated financial statements and disclosures.

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
The Company made payments of $71,233 for the acquisition, amounting to $71,027 to the former shareholders or on behalf of the former shareholders and $206 to pay off Bergstrom's bank debt. Net of cash acquired of $773, total payments made to the former shareholders or on behalf of the former shareholders of Bergstrom were $70,254. The acquisition was primarily financed through the 2022 Credit Agreement (see Note 8, Revolving Loan). In connection with this transaction, the former shareholders of Bergstrom have an opportunity to receive an additional payment in the second quarter of 2024 if certain financial performance targets and other metrics are met, and therefore, the Company recorded a contingent consideration liability, which was valued at $13,000 as of March 31, 2023. As a result, total payments related to the transaction are expected to be $84,233, comprised of the upfront cash consideration of $70,892, a working capital adjustment of $341, and the fair value of the earn-out payment of $13,000.
The goodwill of $31,550 that arose on the acquisition date consists largely of expected synergies, including the combined entities' experience and technical problem-solving capabilities, and acquired workforce. 80% of the goodwill is assigned to the Human Nutrition and Health business segment and 20% of the goodwill is assigned to the Animal Nutrition and Health business segment. For tax purposes, a joint election under 338(h)(10) was made to treat the stock acquisition as a deemed asset acquisition, therefore generating tax amortizable goodwill.
The following table summarizes the fair values of the assets acquired and liabilities assumed:

Cash and cash equivalents	$773
Accounts receivable	4,699
Inventories	3,972
Property, plant and equipment	2,243
Right of use assets	866
Customer relationships	29,900
Developed technology	4,600
Trademarks	2,300
Other assets	197
Accounts payable	(699)
Bank debt	(206)
Lease liabilities	(871)
Other liabilities	(462)
Goodwill	31,550
Total consideration on acquisition date and working capital adjustment	78,862
Increase to contingent consideration liability	5,165
Total expected consideration	84,027
To pay off bank debt	206
Total expected payments	$84,233
The fair value of tangible and intangible assets acquired and liabilities assumed is based on management’s estimates and assumptions, which are subject to change. In preparing our preliminary fair value estimates of the intangible assets and certain tangible assets acquired, management, among other things, consulted an independent advisor. Valuation methods utilized include net realizable value for inventory, multi-period excess earnings method for customer relationships, the relief from royalty method for other intangible assets, and a scenario-based approach for the contingent consideration.

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
Transaction and integration costs related to the Bergstrom acquisition are included in general and administrative expenses and were $290 for the three months ended March 31, 2023. There was no such amount related to this acquisition for three months ended March 31, 2022.

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
The Company made payments of approximately kr3,305,653 ("kr" indicates the Norwegian krone), amounting to approximately kr3,001,981 to the former shareholders and approximately kr303,672 to Kappa's lenders to pay off all Kappa bank debt. Net of cash acquired of kr63,064, total payments to the former shareholders were kr2,938,917. Net of gains on foreign currency forward contracts of $512, these payments translated to approximately $333,112, amounting to approximately $302,464 paid to the former shareholders and approximately $30,648 to Kappa's lenders. Net of cash acquired of $6,365, total payments made to the former shareholders of Kappa were approximately $296,099. The acquisition was primarily financed through the 2018 Credit Agreement (see Note 8, Revolving Loan). In connection with this transaction, the former shareholders of Kappa have an opportunity to receive an additional payment in the second quarter of 2024 if certain financial performance targets and other metrics are met. There was no contingent consideration liability recorded as of March 31, 2023.
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
Transaction and integration costs related to the Kappa acquisition are included in general and administrative expenses and were $275 for the three months ended March 31, 2023. There was no such amount related to this acquisition for the three months ended March 31, 2022.

The following selected unaudited pro forma information presents the consolidated results of operations as if the business combinations in 2022 had occurred as of January 1, 2021.

	Three Months Ended March 31,
	Net Sales	Net (Loss)/Earnings
Kappa & Bergstrom actual results included in the Company's consolidated income statement in three months ended March 31, 2023	$14,130	$(3,909)

2023 Supplemental pro forma combined financial	$232,540	$25,570

2022 Supplemental pro forma combined financial	$247,368	$29,439
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

NOTE 3 - STOCKHOLDERS' EQUITY
Stock-Based Compensation
The Company’s results for the three months ended March 31, 2023 and 2022 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the
	Three Months Ended March 31,
	2023	2022
Cost of sales	$414	$399
Operating expenses	4,356	2,678
Net earnings	(3,682)	(2,379)
As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s stock incentive plans allow for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2023, the plans had 224,755 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options, three years for employee restricted stock awards, three years for employee performance share awards, and three years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2023 and 2022 is summarized below:

For the Three Months Ended March 31, 2023	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2022	1,045	$99.82	$27,221
Granted	109	138.09
Exercised	(31)	79.27
Forfeited	(3)	128.27
Canceled	—	—
Outstanding as of March 31, 2023	1,120	$104.04	$29,327	6.5

Exercisable as of March 31, 2023	743	$88.07	$28,781	5.2

For the Three Months Ended March 31, 2022	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2021	867	$88.19	$69,711
Granted	109	138.07
Exercised	(8)	63.52
Forfeited	—	—
Canceled	—	—
Outstanding as of March 31, 2022	968	$94.01	$41,483	6.6

Exercisable as of March 31, 2022	676	$81.06	$37,594	5.6
ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The weighted average fair values of the stock options granted under the Plans were calculated using either the Black-Scholes model or the Binomial model, whichever was deemed to be most appropriate. For the three months ended March 31, 2023, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions: dividend yields of 0.5%; expected volatilities of 28%; risk-free interest rates of 3.9%; and expected lives of 4.8 years. For three months ended March 31, 2022, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions: dividend yields of 0.5%; expected volatilities of 31%; risk-free interest rates of 2.0%; and expected lives of 4.9 years.
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
Other information pertaining to option activity during the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Weighted-average fair value of options granted	$40.91	$40.26
Total intrinsic value of stock options exercised ($000s)	$1,584	$654

Non-vested restricted stock activity for the three months ended March 31, 2023 and 2022 is summarized below:

	Three Months Ended March 31,
	2023		2022
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	122	$124.42	166	$99.70
Granted	37	138.09	32	138.07
Vested	(30)	111.36	(76)	80.65
Forfeited	(1)	125.18	—	—
Non-vested balance as of March 31	128	$131.41	122	$121.56

Non-vested performance share activity for the three months ended March 31, 2023 and 2022 is summarized below:

	Three Months Ended March 31,
	2023		2022
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	70	$127.69	69	$110.72
Granted	42	139.66	39	114.22
Vested	(36)	98.84	(35)	53.17
Forfeited	—	—	(3)	84.09
Non-vested balance as of March 31	76	$135.25	70	$127.69

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 4.2% and 1.8%; dividend yields of 0.5% and 0.5%; volatilities of 32% and 32%; and initial TSR’s of 4.2% and -15.7%, in each case for the three months ended March 31, 2023 and 2022, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of March 31, 2023 and 2022, there were $30,507 and $23,131, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2023, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years. The Company estimates that share-based compensation expense for the year ended December 31, 2023 will be approximately $15,600.
Repurchase of Common Stock
The Company's Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,098,657 shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. The Company also repurchases shares from employees in connection with settlement of transactions under the Company's equity incentive plans. During the three months ended March 31, 2023 and 2022, the Company purchased 28,109 and 245,685 shares, respectively, from open market purchases and from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes. These shares were purchased at an average cost of $136.94 and $140.83, respectively.

NOTE 4 – INVENTORIES
Inventories, net of reserves at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$37,652	$44,477
Work in progress	17,054	3,143
Finished goods	70,062	72,048
Total inventories	$124,768	$119,668

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	December 31, 2022
Land	$12,049	$11,415
Building	93,209	90,644
Equipment	280,957	278,851
Construction in progress	85,971	79,928
	472,186	460,838
Less: accumulated depreciation	196,083	189,483
Property, plant and equipment, net	$276,103	$271,355

NOTE 6 - INTANGIBLE ASSETS
The Company had goodwill in the amount of $774,361 and $769,509 as of March 31, 2023 and December 31, 2022, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is due to foreign currency translation adjustments and an insignificant amount of additional consideration paid related to finalization of the Bergstrom acquired working capital.

Identifiable intangible assets with finite lives at March 31, 2023 and December 31, 2022 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at March 31, 2023	Accumulated Amortization at March 31, 2023	Gross Carrying Amount at December 31, 2022	Accumulated Amortization at December 31, 2022
Customer relationships & lists	10-20	$360,068	$195,002	$357,131	$190,576
Trademarks & trade names	2-17	49,501	33,422	50,058	33,416
Developed technology	5-12	38,519	15,827	40,473	16,171
Other	2-18	28,222	22,589	25,041	19,245
		$476,310	$266,840	$472,703	$259,408
Amortization of identifiable intangible assets was $7,293 and $5,911 for the three months ended March 31, 2023 and 2022, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $20,858 for the remainder of 2023, $19,047 for 2024, $15,615 for 2025, $15,473 for 2026, $14,987 for 2027 and $14,591 for 2028. At March 31, 2023 and 2022, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2023 and 2022.

NOTE 7 - EQUITY METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company receives up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company recognized a loss of $139 and $140 for the three months ended March 31, 2023 and 2022, respectively, relating to its portion of the joint venture's expenses in other expense. During the first quarter of 2023 and 2022, the Company made capital contributions to the investment totaling $56 and $58, respectively. The carrying value of the joint venture at March 31, 2023 and December 31, 2022 was $4,212 and $4,295, respectively, and is recorded in "Other assets".

NOTE 8 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into a credit agreement (the "2018 Credit Agreement"), which provided for revolving loans up to $500,000, due on June 27, 2023. During the second quarter of 2022, the Company borrowed $345,000 under the 2018 Credit Agreement to fund the Kappa acquisition (see Note 2, Significant Acquisitions). On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility, due on July 27, 2027. The 2022 Credit Agreement allows for up to $550,000 of borrowing. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion. The Company used initial proceeds from the 2022 Credit Agreement to repay the outstanding balance of $433,569 due in June 2023 under the 2018 Credit Agreement. During the third quarter of 2022, the Company borrowed another $70,000 to fund the Bergstrom acquisition (see Note 2, Significant Acquisitions). As of March 31, 2023 and December 31, 2022, the total balance outstanding on the 2022 Credit Agreement amounted to $431,569 and $440,569. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date. In connection with the entering into the Amended and Restated Credit Agreement, the Company also modified its existing interest rate swap under the relief provided for in ASC 848, "Reference Rate Reform" (see Note 20, Derivative Instruments and Hedging Activities).

Amounts outstanding under the 2022 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2022 Credit Agreement, and the interest rate was 6.066% at March 31, 2023. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2022 Credit Agreement and ranges from 0.150% to 0.225% (0.175% at March 31, 2023). The unused portion of the revolving loan amounted to $118,431 at March 31, 2023. The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the 2022 Credit Agreement, which is not materially different than the effective interest method. Capitalized costs net of accumulated amortization were $1,246 and $1,317 at March 31, 2023 and December 31, 2022, respectively, and are included in "Other Assets" on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $71 for both the three months ended March 31, 2023 and 2022, and are included in "Interest expense, net" in the accompanying condensed consolidated statements of earnings.

The 2022 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At March 31, 2023, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 9– NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended March 31,
	2023	2022
Net Earnings - Basic and Diluted	$22,710	$28,930

Shares (000s)
Weighted Average Common Shares - Basic	32,078	32,041
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	337	434
Weighted Average Common Shares - Diluted	32,415	32,475

Net Earnings Per Share - Basic	$0.71	$0.90
Net Earnings Per Share - Diluted	$0.70	$0.89
The number of anti-dilutive shares were 509,785 and 113,029 for the three months ended March 31, 2023 and 2022, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 10 – INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2023 and 2022, was 22.0% and 23.1%, respectively. The decrease was primarily due to higher tax benefits from stock based compensation, an increase in certain tax credits and certain lower state taxes.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2023, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2018. The Company had approximately $5,815 of unrecognized tax benefits, which are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets, as of both March 31, 2023 and December 31, 2022. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of "Income tax expense" in the condensed consolidated statements of earnings. The total amounts of accrued interest and penalties related to uncertain tax positions at both March 31, 2023 and December 31, 2022 was approximately $1,735 and are included in "Other long-term obligations".

NOTE 11 – SEGMENT INFORMATION
Balchem Corporation reports three reportable segments: Human Nutrition and, Animal Nutrition and Health, and Specialty Products. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated".
Human Nutrition and Health
The Human Nutrition and Health ("HNH") segment provides human grade choline nutrients and mineral amino acid chelated products through this segment for nutrition and health applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The Company's mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products; proprietary technologies have been combined to create an organic molecule in a form the body can readily assimilate. Sales growth for human nutrition applications is reliant on differentiation from lower-cost competitive products through scientific data, intellectual property and customers' appreciation of brand value. Consequently, the Company makes investments in such activities for long-term value differentiation. This segment also serves the food and beverage industry for beverage, bakery, dairy, confectionary, and savory manufacturers. The Company partners with its customers from ideation through commercialization to bring on-trend beverages, baked goods, confections, dairy and meat products to market. The Company has expertise in trends analysis and product development. With its strong manufacturing capabilities in customized spray dried and emulsified powders, extrusion and agglomeration, blended lipid systems, liquid flavor delivery systems, juice and dairy bases, chocolate systems, ice cream bases and variegates, the Company is a one-stop solutions provider for beverage and dairy product development needs. Additionally, this segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, sports and protein bars, dietary plans, and nutritional supplements. The Company also creates cereal systems for ready-to-eat cereals, grain-based snacks, and cereal based ingredients. Through the Kappa and Bergstrom acquisitions, respectively, this segment recently began manufacturing specialty vitamin K2, which is a fast-growing specialty vitamin that plays a crucial role in the human body for bone health, heart health and immunity, and MSM, which is a widely used nutritional ingredient that helps provide benefits for joint health, sports nutrition, skin and beauty, and healthy aging.
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
The segment information is summarized as follows:

Business Segment Assets	March 31, 2023	December 31, 2022
Human Nutrition and Health	$1,180,587	$1,170,238
Animal Nutrition and Health	175,485	175,972
Specialty Products	181,009	177,187
Other and Unallocated (1)	91,684	101,115
Total	$1,628,765	$1,624,512

Business Segment Net Sales	Three Months Ended March 31,
	2023	2022
Human Nutrition and Health	$132,653	$122,445
Animal Nutrition and Health	64,889	69,342
Specialty Products	32,231	33,334
Other and Unallocated (2)	2,767	3,746
Total	$232,540	$228,867

Business Segment Earnings Before Income Taxes	Three Months Ended March 31,
	2023	2022
Human Nutrition and Health	$18,435	$20,303
Animal Nutrition and Health	9,498	11,321
Specialty Products	7,946	7,761
Other and Unallocated (2)	(1,471)	(1,049)
Interest and other expense	(5,289)	(706)
Total	$29,119	$37,630

Depreciation/Amortization	Three Months Ended March 31,
	2023	2022
Human Nutrition and Health	$9,662	$7,355
Animal Nutrition and Health	1,645	1,661
Specialty Products	1,798	1,932
Other and Unallocated (2)	541	980
Total	$13,646	$11,928

Capital Expenditures	Three Months Ended March 31,
	2023	2022
Human Nutrition and Health	$8,212	$4,760
Animal Nutrition and Health	441	3,688
Specialty Products	911	1,146
Other and Unallocated (2)	48	115
Total	$9,612	$9,709

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $565 and $304 for the three months ended March 31, 2023 and 2022, respectively, and (ii) Unallocated amortization expense of $312 and $738 for the three months ended March 31, 2023 and 2022, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

NOTE 12 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.

The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31,
	2023	2022
Product Sales	$223,173	$218,053
Co-manufacturing	7,045	8,307
Consignment	1,542	1,591
Product Sales Revenue	231,760	227,951
Royalty Revenue	780	916
Total Revenue	$232,540	$228,867

The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended March 31,
	2023	2022
United States	$166,884	$174,491
Foreign Countries	65,656	54,376
Total Revenue	$232,540	$228,867

Product Sales Revenues

The Company’s primary operation is the manufacturing and sale of health and nutrition ingredient products, in which the Company receives an order from a customer and fulfills that order. The Company’s product sales are considered point-in-time revenue and consist of three sub-streams: product sales, co-manufacturing, and consignment.

Under the co-manufacturing agreements, the Company is responsible for the manufacture of a finished good where the customer provides the majority of the raw materials. The Company controls the manufacturing process and the ultimate end-product before it is shipped to the customer. Based on these factors, the Company has determined that it is the principal in these agreements and therefore revenue is recognized in the gross amount of consideration the Company expects to be entitled to for the goods provided.

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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the three months ended March 31, 2023 and 2022 for income taxes and interest is as follows:

	Three Months Ended March 31,
	2023	2022
Income taxes	$42	$2
Interest	$6,691	$1,010

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The changes in accumulated other comprehensive (loss) income were as follows:

	Three Months Ended March 31,
	2023	2022
Net foreign currency translation adjustment	$9,424	$(2,842)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized (loss) gain on cash flow hedge	(676)	2,084
Tax	165	(511)
Net of tax	(511)	1,573

Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	2	2
Gain (loss) arising during the period and prior service credit	132	(32)
Total before tax	134	(30)
Tax	(34)	3
Net of tax	100	(27)

Total other comprehensive income (loss)	$9,013	$(1,296)

Included in "Net foreign currency translation adjustment" was a loss of $1,021 related to a net investment hedge, which was net of tax benefit of $332 for the three months ended March 31, 2023. Included in "Net foreign currency translation adjustment" was a gain of $1,123 related to a net investment hedge, which was net of tax expense of $333 for the three months ended March 31, 2022. See Note 20, Derivative Instruments and Hedging Activities.

Accumulated other comprehensive (loss) income at March 31, 2023 and December 31, 2022 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2022	$(8,401)	$1,065	$182	$(7,154)
Other comprehensive income (loss)	9,424	(511)	100	9,013
Balance March 31, 2023	$1,023	$554	$282	$1,859

NOTE 15 – EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsored two 401(k) savings plans for eligible employees, which were merged into one plan on January 1st, 2021. The remaining plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions. The remaining plan also has a discretionary profit sharing portion and matches 401(k) contributions with shares of the Company’s Common Stock. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. On June 21, 2022, the Company completed the acquisition of Kappa, which sponsors one defined contribution plan for its employees. In addition, on August 30, 2022, the Company completed the acquisition of Bergstrom, which sponsors one defined contribution plan for its employees. The plan was merged into the Company sponsored 401(k) savings plan on January 1st, 2023.
Postretirement Medical Plans
The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that is under a collective bargaining agreement and covers eligible retired employees of the Verona facility and a plan for those named as executive officers in the Company’s proxy statement.
Net periodic benefit costs for such retirement medical plans were as follows:

	Three Months Ended March 31,
	2023	2022
Service cost	$27	$20
Interest cost	15	6
Amortization of prior service cost	2	2
Net periodic benefit cost	$44	$28

The amounts recorded for these obligations on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 are $1,384 and $1,465, respectively, and are included in "Other long-term obligations." These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $200 per year.

Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas, which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on the Company's condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 were $395 and $393, respectively, and were included in "Other long-term obligations".

Net periodic benefit costs for such benefit pensions plans were as follows:

	Three Months Ended March 31,
	2023	2022
Service cost with interest to end of year	$16	$11
Interest cost	16	5
Expected return on plan assets	(10)	(10)
Total net periodic benefit cost	$22	$6
Deferred Compensation Plan
The Company provides an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $9,336 as of March 31, 2023, of which $9,320 was included in "Other long-term obligations" and $16 was included in "Accrued compensation and other benefits" on the Company's condensed consolidated balance sheets. The deferred compensation liability was $8,543 as of December 31, 2022, of which $8,527 was included in "Other long-term obligations" and $16 was included in "Accrued compensation and other benefits" on the Company’s condensed consolidated balance sheets. The related rabbi trust assets were $9,339 and $8,547 as of March 31, 2023 and December 31, 2022, respectively, and were included in "Other non-current assets" on the Company's condensed consolidated balance sheets.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
The Company is obligated to make rental payments under non-cancelable operating and finance leases. Aggregate future minimum rental payments required under these leases at March 31, 2023 are disclosed in Note 19, Leases.

The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the U.S. Environmental Protection Agency (the "EPA") as a Superfund site and placed on the National Priorities List in 1983 because of dioxin contamination on portions of the site. Remediation was conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources. While the Company must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site, and one of the sellers, in turn, has the benefit of certain contractual indemnification by the prior owner that executed the above-described Superfund remedy. In February 2022, BCP Ingredients, Inc. ("BCP"), the Company's subsidiary that operates the site, received Special Notice Letter from the EPA for the performance of a focused remedial investigation/feasibility study ("RI/FS") at the site with regard to the presence of certain contaminants, including 1,4 dioxane. BCP, along with the prior owner of the Verona facility submitted a joint response to the notice in November 2022.

Separately, in June 2022, the EPA conducted an inspection of BCP’s Verona, Missouri facility which was followed by BCP entering into an Administrative Order for Compliance on Consent (“AOC”) with the EPA in relation to its risk management program at the Verona facility. Further, on January 18, 2023, BCP entered into an Amended AOC with the EPA whereby the parties agreed to the extension of certain timelines. BCP is committed to ensuring continued compliance with the Amended AOC.

From time to time, the Company is a party to various legal proceedings, litigation, claims and assessments. Management believes that the ultimate outcome of such matters will not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2023 and December 31, 2022 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio. The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at March 31, 2023 and December 31, 2022 includes $938 and $934 in money market funds, respectively.

Non-current assets at March 31, 2023 and December 31, 2022 includes $9,339 and $8,547, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

The contingent consideration liabilities included on the balance sheet as of March 31, 2023 and December 31, 2022 amount to $13,000 and $11,400, respectively, and were valued using level three inputs, as defined by ASC 820, "Fair Value Measurement".

The Company also has derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which are included in "Derivative assets" or "Derivative liabilities" in the Company's condensed consolidated balance sheets (see Note 20, Derivative Instruments and Hedging Activities). The fair values of these derivative instruments are determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities. The derivative assets related to the cross-currency swap and the interest rate swap were $3,234 and $730 at March 31, 2023, respectively. The derivative assets related to the cross-currency swap and the interest rate swap were $4,587 and $1,406 at December 31, 2022, respectively.

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
Payments for the services the Company provided amounted to $1,172 and $975 for the three months ended March 31, 2023 and 2022, respectively. The raw materials purchased and subsequently sold amounted to $10,013 and $9,311 for the three months ended March 31, 2023 and 2022, respectively. These services and raw materials are primarily recorded in cost of goods sold, net of the finished goods received from St. Gabriel CC Company, LLC of $8,072 and $6,489 during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, the Company had receivables of $11,209 and $8,820, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. At March 31, 2023 and December 31, 2022, the Company had payables of $8,128 and $5,224, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. The Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable at both March 31, 2023 and December 31, 2022.

NOTE 19 – LEASES

The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the right of use asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from March 31, 2023. In addition, the Company has historically not been exercising purchase options under the equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with new leases. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.

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

The Company has not identified any embedded leases. As indicated above, the Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the condensed consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the company applied the following discount rates for new leases entered into during the first quarter of 2023: (1) 1-2 years, 5.45% (2) 3-4 years, 6.04% (3) 5-9 years, 6.38% and (4) 10+ years, 7.10%.

In connection with its December 2019 acquisition of Zumbro River Brand, Inc., the Company assumed the finance lease commitment for a warehouse, with an expiration date of March 31, 2033 and an option to purchase at a pre-determined price. At March 31, 2023 and December 31, 2022, the Company had finance lease liabilities of $2,385 and $2,439, respectively, which were recorded under "Lease liabilities" (current and non-current) on the condensed consolidated balance sheets.

Right of use assets and lease liabilities at March 31, 2023 and December 31, 2022 are summarized as follows:

Right of use assets	March 31, 2023	December 31, 2022
Operating leases	$15,232	$17,094
Finance leases	2,281	2,338
Total	$17,513	$19,432

Lease liabilities - current	March 31, 2023	December 31, 2022
Operating leases	$2,831	$3,796
Finance leases	229	226
Total	$3,060	$4,022

Lease liabilities - non-current	March 31, 2023	December 31, 2022
Operating leases	$13,091	$13,806
Finance leases	2,156	2,213
Total	$15,247	$16,019

For the three months ended March 31, 2023 and 2022, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended March 31,
	2023	2022
Lease Cost
Operating lease cost	$1,270	$781

Finance lease cost
Amortization of ROU asset	60	52
Interest on lease liabilities	29	31
Total finance lease	89	83

Total lease cost	$1,359	$864

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,058	$801
Operating cash flows from finance leases	29	31
Financing cash flows from finance leases	55	41
	$1,142	$873

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$457	$662

Weighted-average remaining lease term - operating leases	5.42 years	4.03 years
Weighted-average remaining lease term - finance leases	9.73 years	11.16 years

Weighted-average discount rate - operating leases	3.7%	3.3%
Weighted-average discount rate - finance leases	5.0%	5.1%
Rent expense charged to operations under operating lease agreements for the three months ended March 31, 2023 and 2022 aggregated to approximately $1,270 and $781, respectively.
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at March 31, 2023 are as follows:

Year
April 1, 2023 to December 31, 2023	$4,192
2024	4,320
2025	3,286
2026	2,774
2027	2,309
2028	2,024
Thereafter	4,859
Total minimum lease payments	$23,764

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
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The receive-floating interest rate was based on the London Interbank Offered Rate ("LIBOR") in the original trade agreement. Due to the discontinuation of LIBOR, the Company modified its existing interest rate swap to reference 1-month CME Term SOFR (CME Group Benchmark Administration Limited as administrator of the forward-looking term Secured Overnight Financing Rate) in the amended trade terms in the third quarter of 2022. This modification was made under the relief provided for in ASC 848, "Reference Rate Reform" and therefore the derivative continues to qualify for hedge accounting. The Company's risk management objective and strategy with respect to the interest rate swap is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective since changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the 2022 Credit Agreement. The net interest income related to the interest rate swap contract was $684 for the three months ended March 31, 2023. The net interest expense related to the interest rate swap contract was $513 for the three months ended March 31, 2022. The net interest income and expense were recorded in the condensed consolidated statements of earnings under "Interest expense, net."
On May 28, 2019, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $550 for each of the three months ended March 31, 2023 and 2022, and was recorded in the condensed consolidated statements of earnings under "Interest expense, net."
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
As of March 31, 2023 and December 31, 2022, the fair value of the derivative instruments is presented as follows in the Company's condensed consolidated balance sheets:

Derivative assets	March 31, 2023	December 31, 2022
Interest rate swap	$730	$1,406
Cross-currency swap	3,234	4,587
Derivative assets	$3,964	$5,993
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

As of March 31, 2023, the Company assessed the hedging relationships for the interest rate swap and cross-currency swap and determined them to be highly effective. As such, the net change in fair values of the derivative instruments was recorded in accumulated other comprehensive income.
Losses and gains on our hedging instruments are recognized in accumulated other comprehensive income (loss) and categorized as follows for the three months ended March 31, 2023 and 2022:

	Location within Statements of Comprehensive Income	Three Months Ended March 31,
		2023	2022
Cash flow hedge (interest rate swap), net of tax	Unrealized gain (loss) on cash flow hedge, net	$(511)	$1,573
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	(1,021)	1,123
Total		$(1,532)	$2,696

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(All amounts in thousands, except share and per share data)

Forward-Looking Statements

This report contains forward-looking statements, within the meaning of the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "forecast," "outlook," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," or the negative thereof or variations thereon or similar expressions generally intended to identify forward-looking statements. Actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2022 and other factors that may be identified elsewhere in this report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that may affect our forward-looking statements include, among other things: (1) adverse impacts to our business operations due to the global COVID-19 pandemic and our ability to predict the full extent of such impacts; (2) our ability to manage risks associated with our sales to customers and manufacturing operations outside the United States; (3) supply chain disruptions due to political unrest, terrorist acts, and national and international conflicts; (4) reliability and sufficiency of our manufacturing facilities; (5) our ability to recruit and retain a highly qualified and diverse workforce; (6) our ability to effectively manage labor relations; (7) the effects of global climate change or other unexpected events, including global health crises, that may disrupt our operations; (8) our ability to manage risks related to our information technology and operational technology systems and cybersecurity; (9) our reliance on third-party vendors for many of the critical elements of our global information and operational technology infrastructure and their failure to provide effective support for such infrastructure; (10) disruption and breaches of our information systems; (11) increased competition and our ability to anticipate evolving trends in the market; (12) global economic conditions, including inflation, recession, changes in tariffs and trade relations; (13) raw material shortages or price increases; (14) currency translation and currency transaction risks; (15) interest rate risks; (16) our ability to successfully consummate and manage acquisitions, joint ventures and divestitures; (17) our ability to effectively manage and implement restructuring initiatives or other organizational changes; (18) changes in our relationships with our vendors, changes in tax or trade policy, interruptions in our operations or supply chain; (19) adverse publicity or consumer concern regarding the safety or quality of food products containing our products; (20) the outcome of any litigation, governmental investigations or proceedings; (21) product liability claims and recalls; (22) our ability to protect our brand reputation and trademarks; (23) claims of infringement of intellectual property rights by third parties; (24) risks related to corporate social responsibility and reputational matters; (25) improper conduct by any of our employees, agents or business partners; (26) changes to, or changes in interpretations of, current laws and regulations, and loss of governmental permits and approvals; and (27) ability of our customers to use the ethylene oxide process to sterilize medical devices.

Overview

We develop, manufacture, distribute and market specialty performance ingredients and products for the nutritional, food, pharmaceutical, animal health, medical device sterilization, plant nutrition and industrial markets. Our three reportable segments are strategic businesses that offer products and services to different markets: Human Nutrition & Health, Animal Nutrition & Health, and Specialty Products, as more fully described in Note 11, Segment Information, of the condensed consolidated financial statements. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated".
Balchem is committed to solving today's challenges to shape a healthier tomorrow by operating responsibly and providing innovative solutions for the health and nutritional needs of the world. Sustainability is at the heart of our company's vision to make the world a healthier place, and we proudly support the Ten Principles of the United Nations Global Compact on human rights, labor, environment and anti-corruption. In January 2023, Balchem was named one of America’s Most Responsible Companies by Newsweek magazine for the third consecutive year. This prestigious list, compiled by Newsweek in partnership with Statista Inc., recognizes the most responsible companies in the U.S. across a variety of industries, and is based on publicly available environmental, social and governance (ESG) data. Our Sustainability Framework focuses on the most critical ESG topics relevant to our business and stakeholders. We are very proud of our ESG accomplishments to date and are pleased with the recognition by Newsweek. Balchem will continue to foster these fundamental principles broadly along our entire value chain, develop new ideas and technologies that help us work smarter, and help build a world that is a better place to live.
As of March 31, 2023, we employed approximately 1,331 full time employees worldwide. Although we are facing challenging labor markets, we believe that we have been successful in attracting skilled, experienced, and diverse personnel in a competitive environment and that our human capital resources are adequate to perform all business functions. In addition, we continue to enhance technology in order to optimize productivity and performance.
Acquisitions
On August 30, 2022, we completed the acquisition of Bergstrom, a leading science-based manufacturer of methylsulfonylmethane ("MSM"), based in Vancouver, Washington, and on June 21, 2022, we completed the acquisition of Kappa, a leading science-based manufacturer of specialty vitamin K2 for the human nutrition industry, headquartered in Oslo, Norway. Details related to both acquisitions are disclosed in Note 2, Significant Acquisitions.

Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three months ended March 31, 2023 and 2022:

Business Segment Net Sales	Three Months Ended March 31,
	2023	2022
Human Nutrition & Health	$132,653	$122,445
Animal Nutrition & Health	64,889	69,342
Specialty Products	32,231	33,334
Other and Unallocated (1)	2,767	3,746
Total	$232,540	$228,867

Business Segment Earnings From Operations	Three Months Ended March 31,
	2023	2022
Human Nutrition & Health	$18,435	$20,303
Animal Nutrition & Health	9,498	11,321
Specialty Products	7,946	7,761
Other and Unallocated (1)	(1,471)	(1,049)
Total	$34,408	$38,336

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $565 and $304 for the three months ended March 31, 2023 and 2022, respectively, and (ii) Unallocated amortization expense of $312 and $738 for the three months ended March 31, 2023 and 2022, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

Results of Operations - Three Months Ended March 31, 2023 and 2022

Net Earnings

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Net sales	$232,540	$228,867	$3,673	1.6%
Gross margin	73,170	71,506	1,664	2.3%
Operating expenses	38,762	33,170	5,592	16.9%
Earnings from operations	34,408	38,336	(3,928)	(10.2)%
Other expenses	5,289	706	4,583	649.2%
Income tax expense	6,409	8,700	(2,291)	(26.3)%
Net earnings	$22,710	$28,930	$(6,220)	(21.5)%
Net Sales

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Human Nutrition & Health	$132,653	$122,445	$10,208	8.3%
Animal Nutrition & Health	64,889	69,342	(4,453)	(6.4)%
Specialty Products	32,231	33,334	(1,103)	(3.3)%
Other	2,767	3,746	(979)	(26.1)%
Total	$232,540	$228,867	$3,673	1.6%

•The increase in net sales within the Human Nutrition & Health segment for the first quarter of 2023 as compared to the first quarter of 2022 was primarily driven by the contribution from recent acquisitions, partially offset by lower sales within the minerals and nutrients business and food and beverage markets. Total sales for this segment grew 8.3%, with average selling prices contributing 11.8%, the change in foreign currency exchange rates contributing (0.1)%, and volume and mix contributing (3.4)%.

•The decrease in net sales within the Animal Nutrition & Health segment for the first quarter of 2023 compared to the first quarter of 2022 was driven by lower sales in both monogastric and ruminant species markets in Europe and an unfavorable impact related to changes in foreign currency exchange rates, partially offset by higher sales in both monogastric and ruminant species markets in North America. Total sales for this segment decreased by 6.4%, with volume and mix contributing (9.8)%, the change in foreign currency exchange rates contributing (1.3)%, and average selling prices contributing 4.7%.

•The decrease in net sales within the Specialty Products segment for the first quarter of 2023 compared to the first quarter of 2022 was primarily due to lower plant nutrition sales and an unfavorable impact related to changes in foreign currency exchange rates, partially offset by higher sales of products in the performance gases business. Total sales for this segment decreased by 3.3%, with volume and mix contributing (11.6)%, the change in foreign currency exchange rates contributing (1.4)%, and average selling prices contributing 9.7%.

•Sales relating to Other decreased from the prior year due to lower demand.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Gross margin	$73,170	$71,506	$1,664	2.3%
% of net sales	31.5%	31.2%
Gross margin dollars increased in the first quarter of 2023 compared to the first quarter of 2022 due to the aforementioned higher sales of $3,673, partially offset by an increase in cost of goods sold of $2,009. The 1.3% increase in cost of goods sold was mainly driven by certain higher manufacturing input costs.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Operating expenses	$38,762	$33,170	$5,592	16.9%
% of net sales	16.7%	14.5%
The increase in operating expenses in the first quarter of 2023 compared to the first quarter of 2022 was primarily due to incremental operating expenses related to the acquisitions of $4,958 and higher amortization of $1,039 from the Kappa and Bergstrom acquisitions.
Earnings from Operations

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Human Nutrition & Health	$18,435	$20,303	$(1,868)	(9.2)%
Animal Nutrition & Health	9,498	11,321	(1,823)	(16.1)%
Specialty Products	7,946	7,761	185	2.4%
Other and unallocated	(1,471)	(1,049)	(422)	(40.2)%
Earnings from operations	$34,408	$38,336	$(3,928)	(10.2)%

% of net sales (operating margin)	14.8%	16.8%

•Human Nutrition & Health segment earnings from operations decreased $1,868. Gross margin contribution from incremental sales were $2,807, but this was more than offset by an increase in operating expenses of $4,675, primarily due to incremental operating expenses related to the Kappa and Bergstrom acquisitions of $4,549 and higher amortization of $1,564, partially offset by gains on disposal of assets of $972.

•Animal Nutrition & Health segment earnings from operations decreased $1,823, primarily due to the lower sales. Additionally, operating expenses for this segment increased by $518, which was largely related to incremental operating expenses from the Bergstrom acquisition of $380.

•Specialty Products segment earnings from operations increased $185, primarily due to a 359 basis point improvement in gross margin as a percentage of sales, resulting from higher average selling prices, only partially offset by higher manufacturing input costs and lower sales volumes. Additionally, operating expenses for this segment increased by $471, which was largely due to compensation-related costs.

•The decrease in Other and unallocated was primarily driven by the aforementioned lower sales.

Other Expenses

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Interest expense	$5,565	$545	$5,020	921.1%
Other (income) expense, net	(276)	161	(437)	(271.4)%
	$5,289	$706	$4,583	649.2%

Interest expense for the three months ended March 31, 2023 and 2022 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The increase in interest expense is due to the additional borrowings in connection with the acquisitions and rising interest rates.
Income Tax Expense

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Income tax expense	$6,409	$8,700	$(2,291)	(26.3)%
Effective tax rate	22.0%	23.1%

The decrease in the effective tax rate was primarily due to higher tax benefits from stock based compensation, an increase in certain tax credits and certain lower state taxes.

Liquidity and Capital Resources

During the three months ended March 31, 2023, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.

Cash

Cash and cash equivalents decreased to $60,199 at March 31, 2023 from $66,560 at December 31, 2022. At March 31, 2023, the Company had $54,820 of cash and cash equivalents held by foreign subsidiaries. We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds. Working capital was $219,080 at March 31, 2023 as compared to $195,761 at December 31, 2022, an increase of $23,319. Cash at March 31, 2023 reflects the payment of the 2022 declared dividend in 2023 of $22,867, net repayments on the revolving loan of $9,000, and capital expenditures and intangible assets acquired of $9,720.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Cash flows provided by operating activities	$34,838	$7,021	$27,817	396.2%
Cash flows used in investing activities	(10,061)	(10,072)	11	0.1%
Cash flows used in financing activities	(33,318)	(34,845)	1,527	4.4%
Operating Activities
The increase in cash flows from operating activities was primarily driven by the impact from changes in working capital.

Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $9,720 and $10,256 for the three months ended March 31, 2023 and 2022, respectively.
Financing Activities
During the first quarter of 2023, we borrowed $13,000 under the 2022 Credit Agreement and made total loan payments of $22,000, resulting in $118,431 available under the 2022 Credit Agreement as of March 31, 2023.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,098,657 shares have been purchased. We repurchase shares from employees in connection with settlement of transactions under our equity incentive plans. We also intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors.
Proceeds from stock options exercised were $2,453 and $498 for the three months ended March 31, 2023 and 2022, respectively. Dividend payments were $22,867 and $20,703 for the three months ended March 31, 2023 and 2022, respectively.

Other Matters Impacting Liquidity

We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15, Employee Benefit Plans. The liability recorded in "Other long-term liabilities" on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 was $1,384 and $1,465, respectively, and the plans are not funded. Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheets as of March 31, 2023 and December 31, 2022 were $395 and $393, respectively, and were included in "Other long-term obligations."
We provide an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, which are included in "Non-current assets" on the Company's condensed consolidated balance sheet. They are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability as of March 31, 2023 and December 31, 2022 was $9,320 and $8,527, respectively, and is included in "Other long-term obligations" on the condensed consolidated balance sheets. The related rabbi trust assets were $9,339 and $8,547 as of March 31, 2023 and December 31, 2022, respectively, and were included in "Other non-current assets" on the condensed consolidated balance sheets.

Significant Accounting Policies
There were no changes to our Significant Accounting Policies, as described in its December 31, 2022 Annual Report on Form 10-K, during the three months ended March 31, 2023.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three months ended March 31, 2023. Refer to Note 18, Related Party Transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in checking accounts, certificates of deposit, and money market investment funds. In 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted above (see Note 20, Derivative Instruments and Hedging Activities). Additionally, as of March 31, 2023, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate (See Note 8, Revolving Loan). The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2022 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at March 31, 2023, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $4,316. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Interest Rate Risk

We have exposure to market risk for changes in interest rates, including the interest rate relating to the 2022 Credit Agreement. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. All of our derivative instruments are utilized for risk management purposes, and are not used for trading or speculative purposes. We have hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 20, Derivative Instruments and Hedging Activities). As of March 31, 2023, the notional amount of our outstanding interest rate swap was $108,569.

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

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
(b) Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
On June 21, 2022, we completed the acquisition of Kappa (See Note 2, "Significant Acquisitions"). We are integrating Kappa into our overall internal control over financial reporting process and exclude the business from our assessment of internal control over financial reporting as of March 31, 2023. Total assets of the Kappa business represented approximately 19.9% of our consolidated total assets as of March 31, 2023.
On August 30, 2022, we completed the acquisition of Bergstrom (See Note 2, "Significant Acquisitions"). We are integrating Bergstrom into our overall internal control over financial reporting process and exclude the business from our assessment of internal control over financial reporting as of March 31, 2023. Total assets of the Bergstrom business represented approximately 4.8% of our consolidated total assets as of March 31, 2023.

Part II.    Other Information

Item 1.    Legal Proceedings
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, from time to time, including commercial and contract disputes, labor and employment matters, product liability claims, environmental liabilities, trade regulation matters, intellectual property disputes and tax-related matters. Further, in connection with normal operations at our plant facilities, our manufacturing sites may, from time to time, be subject to inspections or inquiries by the EPA and other agencies. To the extent any consent orders or other agreements are entered into as a result of findings from such inspections or inquiries, the Company is committed to ensuring compliance with such orders or agreements.
In our opinion, we do not expect pending legal matters to have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors identified in the Company's Annual report on Form 10-K for the year ended December 31, 2022. For a further discussion of our Risk Factors, refer to the "Risk Factors" discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2C.    Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023	1,343	$130.96	1,343	$90,512,611
February 1-28, 2023	26,766	$137.24	26,766	$91,178,224
March 1-31, 2023	—	$—	—	$91,178,224
First Quarter	28,109		28,109

(1) Our Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,098,657 shares have been purchased. There is no expiration for this program.

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

BALCHEM CORPORATION

By: /s/ Theodore L. Harris
Theodore L. Harris, Chairman, President, and Chief Executive Officer

By: /s/ Martin Bengtsson
Martin Bengtsson, Executive Vice President and Chief Financial Officer

Date: April 28, 2023