Form 10-Q
period 2023-06-30
BALCHEM CORP
filed 2023-07-28
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2023
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 20, 2023, the registrant had 32,239,769 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	June 30, 2023 (unaudited)	December 31, 2022
Current assets:
Cash and cash equivalents	$66,856	$66,560
Accounts receivable, net of allowance for doubtful accounts of $1,354 and $1,226 at June 30, 2023 and December 31, 2022 respectively	125,109	131,578
Inventories, net	124,949	119,668
Prepaid expenses	8,829	4,903
Prepaid income taxes	3,550	—
Derivative assets	—	5,993
Other current assets	7,241	7,101
Total current assets	336,534	335,803
Property, plant and equipment, net	271,471	271,355
Goodwill	773,913	769,509
Intangible assets with finite lives, net	202,984	213,295
Right of use assets - operating leases	16,119	17,094
Right of use assets - finance lease	2,221	2,338
Other assets	15,989	15,118
Total assets	$1,619,231	$1,624,512
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$56,323	$57,322
Accrued expenses	41,159	36,745
Accrued compensation and other benefits	12,627	16,544
Dividends payable	186	23,129
Income taxes payable	—	2,280
Operating lease liabilities - current	3,859	3,796
Finance lease liabilities - current	232	226
Total current liabilities	114,386	140,042
Revolving loan	405,569	440,569
Deferred income taxes	61,849	62,784
Operating lease liabilities - non-current	13,088	13,806
Finance lease liabilities - non-current	2,097	2,213
Other long-term obligations	15,339	26,814
Total liabilities	612,328	686,228
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,239,202 and 32,152,787 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,151	2,145
Additional paid-in capital	137,254	128,806
Retained earnings	867,307	814,487
Accumulated other comprehensive income (loss)	191	(7,154)
Total stockholders' equity	1,006,903	938,284
Total liabilities and stockholders' equity	$1,619,231	$1,624,512
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$231,252	$236,693	$463,792	$465,560

Cost of sales	153,903	164,817	313,273	322,178

Gross margin	77,349	71,876	150,519	143,382

Operating expenses:
Selling expenses	18,684	15,991	36,867	32,976
Research and development expenses	3,795	2,922	7,245	6,153
General and administrative expenses	12,034	13,043	29,163	25,997
	34,513	31,956	73,275	65,126

Earnings from operations	42,836	39,920	77,244	78,256

Other expenses, net:
Interest expense, net	5,163	960	10,728	1,505
Other income, net	(727)	(298)	(1,003)	(137)
	4,436	662	9,725	1,368

Earnings before income tax expense	38,400	39,258	67,519	76,888

Income tax expense	8,290	9,476	14,699	18,176

Net earnings	$30,110	$29,782	$52,820	$58,712

Net earnings per common share - basic	$0.94	$0.93	$1.65	$1.83

Net earnings per common share - diluted	$0.93	$0.92	$1.63	$1.81
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net earnings	$30,110	$29,782	$52,820	$58,712

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,116)	(6,951)	8,308	(9,793)
Unrealized (loss) gain on cash flow hedge	(554)	850	(1,065)	2,423
Change in postretirement benefit plans	2	(34)	102	(61)
Other comprehensive income (loss)	(1,668)	(6,135)	7,345	(7,431)

Comprehensive income	$28,442	$23,647	$60,165	$51,281
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Six Months Ended June 30, 2023 and 2022
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2022	$938,284	$814,487	$(7,154)	32,152,787	$2,145	$128,806
Net earnings	22,710	22,710	—	—	—	—
Other comprehensive income	9,013	—	9,013	—	—	—
Repurchases of common stock	(3,849)	—	—	(28,109)	(2)	(3,847)
Shares and options issued under stock plans	7,258	—	—	100,949	7	7,251
Balance - March 31, 2023	973,416	837,197	1,859	32,225,627	2,150	132,210
Net earnings	30,110	30,110	—	—	—	—
Other comprehensive loss	(1,668)	—	(1,668)	—	—	—
Repurchases of common stock	(75)	—	—	(567)	—	(75)
Shares and options issued under stock plans	5,120	—	—	14,142	1	5,119
Balance - June 30, 2023	$1,006,903	$867,307	$191	32,239,202	$2,151	$137,254

Balance - December 31, 2021	$877,015	$732,138	$(4,993)	32,287,150	$2,154	$147,716
Net earnings	28,930	28,930	—	—	—	—
Other comprehensive loss	(1,296)	—	(1,296)	—	—	—
Repurchases of common stock	(34,599)	—	—	(245,685)	(16)	(34,583)
Dividends	(10)	(10)	—	—	—	—
Shares and options issued under stock plans	3,642	—	—	74,604	4	3,638
Balance - March 31, 2022	873,682	761,058	(6,289)	32,116,069	2,142	116,771
Net earnings	29,782	29,782	—	—	—	—
Other comprehensive loss	(6,135)	—	(6,135)	—	—	—
Repurchases of common stock	(600)	—	—	(4,976)	—	(600)
Shares and options issued under stock plans	4,641	—	—	9,500	1	4,640
Balance - June 30, 2022	$901,370	$790,840	$(12,424)	32,120,593	$2,143	$120,811
See accompanying notes to condensed consolidated financial statements.

.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$52,820	$58,712

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,074	23,861
Stock compensation expense	8,518	6,889
Deferred income taxes	(573)	1,778
Provision for doubtful accounts	133	380
Unrealized (gain) loss on foreign currency transactions and deferred compensation	(1,010)	188
Asset impairment and loss on disposal of assets	5,203	226
Change in fair value of contingent consideration liability	(6,400)	—
Changes in assets and liabilities
Accounts receivable	6,621	(15,506)
Inventories	(5,332)	(33,141)
Prepaid expenses and other current assets	(5,389)	(1,733)
Accounts payable and accrued expenses	(5,451)	15,075
Income taxes	(6,293)	(779)
Other	(92)	(689)
Net cash provided by operating activities	69,829	55,261

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(341)	(295,660)
Capital expenditures and intangible assets acquired	(17,952)	(20,799)
Proceeds from sale of assets	1,881	197
Proceeds from settlement of net investment hedge	2,740	—
Investment in affiliates	—	(150)
Net cash used in investing activities	(13,672)	(316,412)

Cash flows from financing activities:
Proceeds from revolving loan	13,000	365,000
Principal payments on revolving loan	(48,000)	(40,000)
Principal payments on acquired debt	—	(30,648)
Principal payments on finance lease	(110)	(83)
Proceeds from stock options exercised	3,826	1,328
Dividends paid	(22,869)	(20,704)
Purchase of common stock	(3,924)	(35,199)
Net cash (used in) provided by financing activities	(58,077)	239,694

Effect of exchange rate changes on cash	2,216	(5,599)

Increase (decrease) in cash and cash equivalents	296	(27,056)

Cash and cash equivalents beginning of period	66,560	103,239
Cash and cash equivalents end of period	$66,856	$76,183
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
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results expected for the full year or any interim period.

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

The Company made payments of $71,233 for the acquisition, amounting to $71,027 to the former shareholders or on behalf of the former shareholders and $206 to pay off Bergstrom's bank debt. Net of cash acquired of $773, total payments made to the former shareholders or on behalf of the former shareholders of Bergstrom were $70,254. The acquisition was primarily financed through the 2022 Credit Agreement (see Note 8, Revolving Loan). In connection with this transaction, the former shareholders of Bergstrom have an opportunity to receive an additional payment in the second quarter of 2024 if certain financial performance targets and other metrics are met, and therefore, the Company recorded a contingent consideration liability, which was valued at $5,000 as of June 30, 2023. As a result, total payments related to the transaction are expected to be $76,233, comprised of the upfront cash consideration of $70,892, a working capital adjustment of $341, and the fair value of the earn-out payment of $5,000.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed:

Cash and cash equivalents	$773
Accounts receivable	4,699
Inventories	3,972
Property, plant and equipment	2,243
Right of use assets	866
Customer relationships	29,900
Developed technology	4,600
Trademarks	2,300
Other assets	197
Accounts payable	(699)
Bank debt	(206)
Lease liabilities	(871)
Other liabilities	(462)
Goodwill	31,550
Total consideration on acquisition date and working capital adjustment	78,862
Net decrease to contingent consideration liability	(2,835)
Total expected consideration	76,027
To pay off bank debt	206
Total expected payments	$76,233
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
Transaction and integration costs related to the Bergstrom acquisition are included in general and administrative expenses and were $(7,769) and $(5,880) for the three and six months ended June 30, 2023, respectively. These amounts included favorable adjustments to transaction costs of $8,000 and $6,400 for the three and six months ended June 30, 2023, respectively. Transaction and integration costs related to the Bergstrom acquisition were $75 for the three and six months ended June 30, 2022.

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
The Company made payments of approximately kr3,305,653 ("kr" indicates the Norwegian krone), amounting to approximately kr3,001,981 to the former shareholders and approximately kr303,672 to Kappa's lenders to pay off all Kappa bank debt. Net of cash acquired of kr63,064, total payments to the former shareholders were kr2,938,917. Net of gains on foreign currency forward contracts of $512, these payments translated to approximately $333,112, amounting to approximately $302,464 paid to the former shareholders and approximately $30,648 to Kappa's lenders. Net of cash acquired of $6,365, total payments made to the former shareholders of Kappa were approximately $296,099. The acquisition was primarily financed through the 2018 Credit Agreement (see Note 8, Revolving Loan). In connection with this transaction, the former shareholders of Kappa have an opportunity to receive an additional payment in the second quarter of 2024 if certain financial performance targets and other metrics are met. There was no contingent consideration liability recorded as of June 30, 2023.
The goodwill of $216,383 that arose on the acquisition date consists largely of expected synergies, including the combined entities' experience and technical problem-solving capabilities, and acquired workforce. The goodwill is assigned to the Human Nutrition and Health business segment and is not deductible for income tax purposes.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. The transactions were completed in Norwegian kroner ("NOK") and the amounts were translated to U.S. dollars ("USD") using the foreign currency exchange rate as of June 21, 2022.

Cash and cash equivalents	$6,365
Accounts receivable	8,036
Inventories	17,600
Property, plant and equipment	9,854
Right of use assets	3,349
Customer relationships	88,813
Developed technology	15,643
Trademarks	5,046
Other assets	2,399
Accounts payable	(3,301)
Bank debt	(30,648)
Lease liabilities	(3,349)
Other liabilities	(4,461)
Deferred income taxes, net	(24,716)
Goodwill	216,383
Total consideration on acquisition date	307,013
Decrease to contingent consideration liability	(4,037)
Net gain on foreign currency exchange forward contracts	(512)
Total expected consideration	302,464
Kappa bank debt paid on acquisition date	30,648
Total expected payments	$333,112

The estimated fair value of tangible and intangible assets acquired and liabilities assumed is based on management’s estimates and assumptions. In preparing our fair value estimates of the intangible assets and certain tangible assets acquired, management, among other things, consulted an independent advisor. Valuation methods utilized include net realizable value for inventory, multi-period excess earnings method for customer relationships, the relief from royalty method for other intangible assets, and a scenario-based approach for the contingent consideration.
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
Transaction and integration costs related to the Kappa acquisition are included in general and administrative expenses and were $204 and $479 for the three and six months ended June 30, 2023, respectively, and $451 for both the three and six months ended June 30, 2022. The following selected unaudited pro forma information presents the consolidated results of operations as if the business combinations in 2022 had occurred as of January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	Net Sales	Net Earnings	Net Sales	Net (Loss)/Earnings
Kappa & Bergstrom actual results included in the Company's consolidated income statement in three and six months ended June 30, 2023	$13,615	$1,094	$27,745	$(1,215)

2023 Supplemental pro forma combined financial	$231,252	$31,890	$463,792	$57,218

2022 Supplemental pro forma combined financial	$254,507	$30,005	$501,875	$59,444

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

NOTE 3 - STOCKHOLDERS' EQUITY
Stock-Based Compensation
The Company’s results for the three and six months ended June 30, 2023 and 2022 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the		Increase/(Decrease) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$545	$277	$959	$676
Operating expenses	3,203	3,535	7,559	6,213
Net earnings	(2,881)	(2,933)	(6,563)	(5,312)

As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company's omnibus incentive plan allows for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plan. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2023, the plan had 1,034,630 shares available for future awards, which included an additional 800,000 shares approved by the Company's shareholders during its annual meeting of shareholders held on June 22, 2023. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options, three years for employee restricted stock awards, three years for employee performance share awards, and three years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.
Option activity for the six months ended June 30, 2023 and 2022 is summarized below:

For the Six Months Ended June 30, 2023	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2022	1,045	$99.82	$27,221
Granted	109	138.09
Exercised	(46)	83.43
Forfeited	(11)	131.79
Canceled	(1)	138.07
Outstanding as of June 30, 2023	1,096	$103.96	$35,430	6.2

Exercisable as of June 30, 2023	728	$87.95	$34,170	4.8

For the Six Months Ended June 30, 2022	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2021	867	$88.19	$69,711
Granted	109	138.07
Exercised	(18)	72.74
Forfeited	(6)	120.36
Canceled	—	—
Outstanding as of June 30, 2022	952	$93.99	$34,907	6.4

Exercisable as of June 30, 2022	666	$81.11	$32,409	5.4

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The weighted average fair values of the stock options granted under the Plans were calculated using either the Black-Scholes model or the Binomial model, whichever was deemed to be most appropriate. For the six months ended June 30, 2023, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions: dividend yields of 0.5%; expected volatilities of 28%; risk-free interest rates of 3.9%; and expected lives of 4.8 years. For the six months ended June 30, 2022, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions: dividend yields of 0.5%; expected volatilities of 31%; risk-free interest rates of 2.0%; and expected lives of 4.9 years.
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

Other information pertaining to option activity during the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average fair value of options granted	$—	$—	$40.91	$40.26
Total intrinsic value of stock options exercised ($000s)	$597	$495	$2,181	$1,149
Non-vested restricted stock activity for the six months ended June 30, 2023 and 2022 is summarized below:

	Six Months Ended June 30,
	2023		2022
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	122	$124.42	166	$99.70
Granted	39	137.48	34	137.74
Vested	(32)	110.95	(77)	80.84
Forfeited	(4)	128.06	(3)	116.73
Non-vested balance as of June 30	125	$131.76	120	$122.03

Non-vested performance share activity for the six months ended June 30, 2023 and 2022 is summarized below:

	Six Months Ended June 30,
	2023		2022
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	70	$127.69	69	$110.72
Granted	42	139.66	39	114.22
Vested	(36)	98.84	(35)	53.17
Forfeited	—	—	(3)	84.09
Non-vested balance as of June 30	76	$135.25	70	$127.69

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 4.2% and 1.8%; dividend yields of 0.5% and 0.5%; volatilities of 32% and 32%; and initial TSR’s of 4.2% and -15.7%, in each case for the six months ended June 30, 2023 and 2022, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of June 30, 2023 and 2022, there were $26,244 and $19,988, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2023, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The Company estimates that share-based compensation expense for the year ended December 31, 2023 will be approximately $16,000.
Repurchase of Common Stock
The Company's Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,099,224 shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Company also repurchases (withholds) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. Such repurchases of shares from employees are funded with existing cash on hand. During the six months ended June 30, 2023, the Company purchased 28,676 shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. During the six months ended June 30, 2022, the Company purchased 250,661 shares from open market purchases and from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. These shares were purchased at an average cost of $136.85 and $140.42, respectively.

NOTE 4 – INVENTORIES
Inventories, net of reserves at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$39,780	$44,477
Work in progress	9,604	3,143
Finished goods	75,565	72,048
Total inventories	$124,949	$119,668

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	December 31, 2022
Land	$11,901	$11,415
Building	94,638	90,644
Equipment	287,765	278,851
Construction in progress	77,681	79,928
	471,985	460,838
Less: accumulated depreciation	200,514	189,483
Property, plant and equipment, net	$271,471	$271,355

In accordance with Topic 360, the Company reviews long-lived assets for impairment on an annual basis and also whenever events indicate that the carrying amount of the assets may not be fully recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. Included in “General and administrative expenses” were $6,146 of restructuring-related impairment and asset disposal charges for the three and six months ended June 30, 2023. There were no such charges for the three and six months ended June 30, 2022.

NOTE 6 - INTANGIBLE ASSETS
The Company had goodwill in the amount of $773,913 and $769,509 as of June 30, 2023 and December 31, 2022, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is primarily due to foreign currency translation adjustments and an insignificant amount of additional consideration paid related to finalization of the Bergstrom acquired working capital.
Identifiable intangible assets with finite lives at June 30, 2023 and December 31, 2022 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at June 30, 2023	Accumulated Amortization at June 30, 2023	Gross Carrying Amount at December 31, 2022	Accumulated Amortization at December 31, 2022
Customer relationships & lists	10-20	$360,156	$199,773	$357,131	$190,576
Trademarks & trade names	2-17	50,203	35,238	50,058	33,416
Developed technology	5-12	40,925	16,375	40,473	16,171
Other	2-18	25,446	22,360	25,041	19,245
		$476,730	$273,746	$472,703	$259,408
Amortization of identifiable intangible assets was approximately $6,892 and $14,185 for the three and six months ended June 30, 2023, respectively, and $5,850 and $11,761 for the three and six months ended June 30, 2022, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $13,876 for the remainder of 2023, $18,965 for 2024, $15,512 for 2025, $15,343 for 2026, $14,854 for 2027 and $14,457 for 2028. At June 30, 2023 and December 31, 2022, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2023 and 2022.

NOTE 7 - EQUITY METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company receives up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company recognized a loss of $139 and $278 for the three and six months ended June 30, 2023, respectively, and $140 and $280 for the three and six months ended June 30, 2022, respectively, relating to its portion of the joint venture's expenses in other expense. The Company made capital contributions to the investment totaling $16 and $72 for the three and six months ended June 30, 2023, respectively, and $75 and $133 for the three and six months ended June 30, 2022. The carrying value of the joint venture at June 30, 2023 and December 31, 2022 was $4,089 and $4,295, respectively, and is recorded in "Other assets".

NOTE 8 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into a credit agreement (the "2018 Credit Agreement"), which provided for revolving loans up to $500,000, due on June 27, 2023. During the second quarter of 2022, the Company borrowed $345,000 under the 2018 Credit Agreement to fund the Kappa acquisition (see Note 2, Significant Acquisitions). On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility, due on July 27, 2027. The 2022 Credit Agreement allows for up to $550,000 of borrowing. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion. The Company used initial proceeds from the 2022 Credit Agreement to repay the outstanding balance of $433,569 due in June 2023 under the 2018 Credit Agreement. During the third quarter of 2022, the Company borrowed another $70,000 to fund the Bergstrom acquisition (see Note 2, Significant Acquisitions). As of June 30, 2023 and December 31, 2022, the total balance outstanding on the 2022 Credit Agreement amounted to $405,569 and $440,569. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date. In connection with the entering into the Amended and Restated Credit Agreement, the Company also modified its existing interest rate swap under the relief provided for in ASC 848, "Reference Rate Reform" (see Note 20, Derivative Instruments and Hedging Activities).
Amounts outstanding under the 2022 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2022 Credit Agreement, and the interest rate was 6.330% at June 30, 2023. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2022 Credit Agreement and ranges from 0.150% to 0.225% (0.175% at June 30, 2023). The unused portion of the revolving loan amounted to $144,431 at June 30, 2023. The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the 2022 Credit Agreement, which is not materially different than the effective interest method. Capitalized costs net of accumulated amortization were $1,174 and $1,317 at June 30, 2023 and December 31, 2022, respectively, and are included in "Other Assets" on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $73 and $144 for the three and six months ended June 30, 2023, respectively, and $70 and $141 for the three and six months ended June 30, 2022, respectively, and are included in "Interest expense, net" in the accompanying condensed consolidated statements of earnings.
The 2022 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At June 30, 2023, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 9– NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Earnings - Basic and Diluted	$30,110	$29,782	$52,820	$58,712

Shares (000s)
Weighted Average Common Shares - Basic	32,110	31,999	32,094	32,020
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	324	315	330	375
Weighted Average Common Shares - Diluted	32,434	32,314	32,424	32,395

Net Earnings Per Share - Basic	$0.94	$0.93	$1.65	$1.83
Net Earnings Per Share - Diluted	$0.93	$0.92	$1.63	$1.81
The number of anti-dilutive shares were 352,759 and 391,269 for the three and six months ended June 30, 2023, respectively, and 294,568 and 237,453 for the three and six months ended June 30, 2022, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 10 – INCOME TAXES
The Company’s effective tax rate for the three months ended June 30, 2023 and 2022, was 21.6% and 24.1%, respectively, and 21.8% and 23.6% for the six months ended June 30, 2023 and 2022, respectively. The decrease was primarily due to certain lower state taxes and higher tax benefits from stock-based compensation.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2023, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2018. The Company had approximately $4,586 and $5,815 of unrecognized tax benefits, which are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets, as of June 30, 2023 and December 31, 2022, respectively. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of "Income tax expense" in the condensed consolidated statements of earnings. Total accrued interest and penalties related to uncertain tax positions at June 30, 2023 and December 31, 2022 was approximately $1,636 and $1,735, respectively, and are included in "Other long-term obligations".

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
The segment information is summarized as follows:

Business Segment Assets	June 30, 2023	December 31, 2022
Human Nutrition and Health	$1,173,567	$1,170,238
Animal Nutrition and Health	176,015	175,972
Specialty Products	176,258	177,187
Other and Unallocated (1)	93,391	101,115
Total	$1,619,231	$1,624,512

Business Segment Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Human Nutrition and Health	$135,669	$131,628	$268,322	$254,073
Animal Nutrition and Health	61,329	62,600	126,218	131,942
Specialty Products	32,726	36,647	64,957	69,981
Other and Unallocated (2)	1,528	5,818	4,295	9,564
Total	$231,252	$236,693	$463,792	$465,560

Business Segment Earnings Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Human Nutrition and Health	$27,499	$23,705	$45,934	$44,008
Animal Nutrition and Health	7,662	7,586	17,160	18,907
Specialty Products	9,298	9,919	17,244	17,680
Other and Unallocated (2)	(1,623)	(1,290)	(3,094)	(2,339)
Interest and other expense	(4,436)	(662)	(9,725)	(1,368)
Total	$38,400	$39,258	$67,519	$76,888

Depreciation/Amortization	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Human Nutrition and Health	$9,265	$7,392	$18,927	$14,747
Animal Nutrition and Health	2,123	1,668	3,768	3,329
Specialty Products	1,811	1,899	3,609	3,831
Other and Unallocated (2)	229	974	770	1,954
Total	$13,428	$11,933	$27,074	$23,861

Capital Expenditures	Six Months Ended June 30,
	2023	2022
Human Nutrition and Health	$13,785	$11,006
Animal Nutrition and Health	2,130	6,559
Specialty Products	1,447	2,206
Other and Unallocated (2)	151	338
Total	$17,513	$20,109

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs and unallocated legal fees totaling $651 and $1,216 for the three and six months ended June 30, 2023, respectively, and $872 and $1,176 for the three and six months ended June 30, 2022, respectively, and (ii) Unallocated amortization expense of $0 and $312 for the three and six months ended June 30, 2023, and $741 and $1,479 for the three and six months ended June 30, 2022, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

NOTE 12 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.
The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product Sales	$219,567	$225,260	$442,740	$443,313
Co-manufacturing	7,475	9,819	14,520	18,126
Consignment	3,431	989	4,973	2,580
Product Sales Revenue	230,473	236,068	462,233	464,019
Royalty Revenue	779	625	1,559	1,541
Total Revenue	$231,252	$236,693	$463,792	$465,560

The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$171,450	$169,076	$338,334	$343,567
Foreign Countries	59,802	67,617	125,458	121,993
Total Revenue	$231,252	$236,693	$463,792	$465,560

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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the six months ended June 30, 2023 and 2022 for income taxes and interest is as follows:

	Six Months Ended June 30,
	2023	2022
Income taxes	$20,471	$18,598
Interest	$13,454	$1,960

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The changes in accumulated other comprehensive (loss) income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net foreign currency translation adjustment	$(1,116)	$(6,951)	$8,308	$(9,793)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized (loss) gain on cash flow hedge	(730)	1,122	(1,406)	3,206
Tax	176	(272)	341	(783)
Net of tax	(554)	850	(1,065)	2,423

Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	—	2	—	4
Amortization of loss	2	—	4	—
Gain arising during the period and prior service credit	—	(9)	132	(41)
Total before tax	2	(7)	136	(37)
Tax	—	(27)	(34)	(24)
Net of tax	2	(34)	102	(61)

Total other comprehensive income (loss)	$(1,668)	$(6,135)	$7,345	$(7,431)

Included in "Net foreign currency translation adjustment" were losses of $434 and $1,455 related to a net investment hedge, which were net of tax benefit of $782 and $1,114 for the three and six months ended June 30, 2023, respectively. Included in "Net foreign currency translation adjustment" were gains of $3,963 and $5,086 related to a net investment hedge, which were net of tax expense of $1,309 and $1,642 for the three and six months ended June 30, 2022, respectively. The Company settled its derivative instruments on their maturity date of June 27, 2023. See Note 20, Derivative Instruments and Hedging Activities.

Accumulated other comprehensive (loss) income at June 30, 2023 and December 31, 2022 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2022	$(8,401)	$1,065	$182	$(7,154)
Other comprehensive income (loss)	8,308	(1,065)	102	7,345
Balance June 30, 2023	$(93)	$—	$284	$191

NOTE 15 – EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsored two 401(k) savings plans for eligible employees, which were merged into one plan on January 1, 2021. The remaining plan allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions. The remaining plan also has a discretionary profit sharing portion and matches 401(k) contributions with shares of the Company’s Common Stock. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. On June 21, 2022, the Company completed the acquisition of Kappa, which sponsors one defined contribution plan for its employees. In addition, on August 30, 2022, the Company completed the acquisition of Bergstrom, which sponsored one defined contribution plan for its employees. The Bergstrom plan was merged into the Company sponsored 401(k) savings plan on January 1, 2023.

Postretirement Medical Plans
The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that is under a collective bargaining agreement and covers eligible retired employees of the Verona facility and one for officers of the Company pursuant to the Balchem Corporation Officer Retiree Program.
Net periodic benefit costs for such retirement medical plans were as follows:

	Six Months Ended June 30,
	2023	2022
Service cost	$54	$39
Interest cost	31	13
Amortization of prior service cost	—	4
Amortization of loss	4	—
Net periodic benefit cost	$85	$56

The amounts recorded for these obligations on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 are $1,419 and $1,465, respectively, and are included in "Other long-term obligations." These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $200 per year.

Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas, which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on the Company's condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 were $392 and $393, respectively, and were included in "Other long-term obligations".

Net periodic benefit costs for such benefit pensions plans were as follows:

	Six Months Ended June 30,
	2023	2022
Service cost with interest to end of year	$32	$29
Interest cost	32	12
Expected return on plan assets	(21)	(25)
Total net periodic benefit cost	$43	$16

Deferred Compensation Plan
The Company provides an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $9,634 as of June 30, 2023, of which $9,618 was included in "Other long-term obligations" and $16 was included in "Accrued compensation and other benefits" on the Company's condensed consolidated balance sheets. The deferred compensation liability was $8,543 as of December 31, 2022, of which $8,527 was included in "Other long-term obligations" and $16 was included in "Accrued compensation and other benefits" on the Company’s condensed consolidated balance sheets. The related rabbi trust assets were $9,635 and $8,547 as of June 30, 2023 and December 31, 2022, respectively, and were included in "Other non-current assets" on the Company's condensed consolidated balance sheets.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
The Company is obligated to make rental payments under non-cancelable operating and finance leases. Aggregate future minimum rental payments required under these leases at June 30, 2023 are disclosed in Note 19, Leases.
The Company’s Verona, Missouri facility, while held by a prior owner, was designated by the U.S. Environmental Protection Agency (the "EPA") as a Superfund site and placed on the National Priorities List in 1983 because of dioxin contamination on portions of the site. Remediation was conducted by the prior owner under the oversight of the EPA and the Missouri Department of Natural Resources. While the Company must maintain the integrity of the capped areas in the remediation areas on the site, the prior owner is responsible for completion of any further Superfund remedy. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site, and one of the sellers, in turn, has the benefit of certain contractual indemnification by the prior owner that executed the above-described Superfund remedy. In February 2022, BCP Ingredients, Inc. ("BCP"), the Company's subsidiary that operates the site, received a Special Notice Letter from the EPA for the performance of a focused remedial investigation/feasibility study ("RI/FS") at the site with regard to the presence of certain contaminants, including 1,4 dioxane. BCP, along with the prior owner of the Verona facility, submitted a joint response to the notice in November 2022.
Separately, in June 2022, the EPA conducted an inspection of BCP’s Verona, Missouri facility which was followed by BCP entering into an Administrative Order for Compliance on Consent (“AOC”) with the EPA in relation to its risk management program at the Verona facility. Further, on January 18, 2023, BCP entered into an Amended AOC with the EPA whereby the parties agreed to the extension of certain timelines. BCP has timely completed all requirements under the Amended AOC as of June 30, 2023. In connection with the EPA’s inspection from June 2022, the Company believes that a loss in this matter is probable and reasonably estimable and has recorded a loss contingency in an amount that is not material to its financial performance or operations.
From time to time, the Company is a party to various legal proceedings, litigation, claims and assessments. Management believes that the ultimate outcome of such matters will not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2023 and December 31, 2022 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio. The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at June 30, 2023 and December 31, 2022 includes $31,421 and $934 in money market funds and other interest-bearing deposit accounts, respectively.
Non-current assets at June 30, 2023 and December 31, 2022 includes $9,635 and $8,547, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
The contingent consideration liabilities included on the balance sheet as of June 30, 2023 and December 31, 2022 amount to $5,000 and $11,400, respectively, and were valued using level three inputs, as defined by ASC 820, "Fair Value Measurement".
The Company also had derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which were included in "Derivative assets" or "Derivative liabilities" in the Company's condensed consolidated balance sheets (see Note 20, Derivative Instruments and Hedging Activities). The fair values of these derivative instruments were determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities. The Company settled its cross-currency swap and interest rate swap on June 27, 2023 and had no other derivatives outstanding as of June 30, 2023. The derivative assets related to the cross-currency swap and the interest rate swap were $4,587 and $1,406 at December 31, 2022, respectively.

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
Payments for the services the Company provided amounted to $1,028 and $2,200 for the three and six months ended June 30, 2023, respectively and $1,022 and $1,997 for the three and six months ended June 30, 2022, respectively. The raw materials purchased and subsequently sold amounted to $9,782 and $19,795 for the three and six months ended June 30, 2023, respectively, and $10,910 and $20,221 for the three and six months ended June 30, 2022, respectively. These services and raw materials are primarily recorded in cost of goods sold, net of the finished goods received from St. Gabriel CC Company, LLC of $8,223 and $16,295 during the three and six months ended June 30, 2023, respectively, and $8,233 and $14,722 for the three and six months ended June 30, 2022, respectively. At June 30, 2023 and December 31, 2022, the Company had receivables of $6,615 and $8,820, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. At June 30, 2023 and December 31, 2022, the Company had payables of $4,907 and $5,224, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. The Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable at both June 30, 2023 and December 31, 2022.

NOTE 19 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the right of use asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from June 30, 2023. In addition, the Company has historically not been exercising purchase options under the equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with new leases. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.
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
The Company has not identified any embedded leases. As indicated above, the Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the condensed consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the Company applied the following discount rates for new leases entered into during the second quarter of 2023: (1) 1-2 years, 6.24% (2) 3-4 years, 6.83% (3) 5-9 years, 7.17% and (4) 10+ years, 7.89%.
At June 30, 2023 and December 31, 2022, the Company had finance lease liabilities of $2,329 and $2,439, respectively, which were recorded under "Lease liabilities" (current and non-current) on the condensed consolidated balance sheets.
Right of use assets and lease liabilities at June 30, 2023 and December 31, 2022 are summarized as follows:

Right of use assets	June 30, 2023	December 31, 2022
Operating leases	$16,119	$17,094
Finance leases	2,221	2,338
Total	$18,340	$19,432

Lease liabilities - current	June 30, 2023	December 31, 2022
Operating leases	$3,859	$3,796
Finance leases	232	226
Total	$4,091	$4,022

Lease liabilities - non-current	June 30, 2023	December 31, 2022
Operating leases	$13,088	$13,806
Finance leases	2,097	2,213
Total	$15,185	$16,019

For the three and six months ended June 30, 2023 and 2022, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$1,376	$811	$2,646	$1,592

Finance lease cost
Amortization of ROU asset	60	52	120	104
Interest on lease liabilities	29	30	58	61
Total finance lease	89	82	178	165

Total lease cost	$1,465	$893	$2,824	$1,757

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,151	$807	$2,209	$1,608
Operating cash flows from finance leases	29	30	58	61
Financing cash flows from finance leases	55	42	110	83
	$1,235	$879	$2,377	$1,752

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$2,148	$4,615	$2,605	$5,277

Weighted-average remaining lease term - operating leases	5.41 years	4.10 years	5.41 years	4.10 years
Weighted-average remaining lease term - finance leases	9.51 years	10.91 years	9.51 years	10.91 years

Weighted-average discount rate - operating leases	4.1%	3.2%	4.1%	3.2%
Weighted-average discount rate - finance leases	5.0%	5.1%	5.0%	5.1%
Rent expense charged to operations under operating lease agreements for the three and six months ended June 30, 2023 aggregated to approximately $1,376 and $2,646, respectively, and $811 and $1,592 for the three and six months ended June 30, 2022, respectively.

Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at June 30, 2023 are as follows:

Year
July 1, 2023 to December 31, 2023	$3,016
2024	4,771
2025	3,739
2026	3,225
2027	2,758
2028	2,273
Thereafter	4,851
Total minimum lease payments	$24,633

NOTE 20 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market fluctuations in interest rates as well as variability in foreign exchange rates. In May 2019, the Company entered into an interest rate swap (cash flow hedge) with JP Morgan Chase, N.A. (the "Swap Counterparty") and a cross-currency swap (net investment hedge) with JP Morgan Chase, N.A. (the "Bank Counterparty"). The Company's primary objective for holding derivative financial instruments was to manage interest rate risk and foreign currency risk.
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023. The receive-floating interest rate was based on the London Interbank Offered Rate ("LIBOR") in the original trade agreement. Due to the discontinuation of LIBOR, the Company modified its existing interest rate swap to reference 1-month CME Term SOFR (CME Group Benchmark Administration Limited as administrator of the forward-looking term Secured Overnight Financing Rate) in the amended trade terms in the third quarter of 2022. This modification was made under the relief provided for in ASC 848, "Reference Rate Reform" and therefore the derivative continued to qualify for hedge accounting. The Company's risk management objective and strategy with respect to the interest rate swap was to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company met its objective since changes in the cash flows of the interest rate offset the changes in the cash flows attributable to fluctuations in the contractually specified interest rate on the interest payments associated with the 2022 Credit Agreement. The net interest income related to the interest rate swap contract was $834 and $1,518 for the three and six months ended June 30, 2023, respectively, and the net interest expense related to the interest rate swap contract was $364 and $877 for the three and six months ended June 30, 2022, respectively. The net interest income and expense were recorded in the condensed consolidated statements of earnings under "Interest expense, net."
On May 28, 2019, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas. The derivative had a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $569 and $1,119 for the three and six months ended June 30, 2023, respectively, and $563 and $1,113 for the three and six months ended June 30, 2022, respectively. The net interest income was recorded in the condensed consolidated statements of earnings under "Interest expense, net."
The derivative instruments were with a single counterparty and were subject to a contractual agreement that provided for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. As such, the derivative instruments were categorized as a master netting arrangement and presented as a net "Derivative asset" or "Derivative liability" on the condensed consolidated balance sheets.
The Company settled its derivative instruments on their maturity date of June 27, 2023 and had no other derivatives outstanding as of June 30, 2023. The proceeds from the settlement of the cross-currency swap in the amount of $2,740 were classified as investing activities in the Consolidated Statements of Cash Flows.

As of December 31, 2022, the fair value of the derivative instruments is presented as follows in the Company's condensed consolidated balance sheets:

Derivative assets	December 31, 2022
Interest rate swap	$1,406
Cross-currency swap	4,587
Derivative assets	$5,993

On a quarterly basis, the Company assessed whether the hedging relationship related to the interest rate swap was highly effective at achieving offsetting changes in cash flow attributable to the risk being hedged based on the following factors: (1) the key features and terms as enumerated above for the interest rate swap and hedged transactions matched during the period (2) it was probable that the Swap Counterparty would not default on its obligations under the swap, and (3) the Company performed a qualitative review each quarter to assess whether the relationship qualified for hedge accounting.

In addition, on a quarterly basis the Company assessed whether the hedging relationship related to the cross-currency swap was highly effective based on the following evaluations: (1) the Company would always have a sufficient amount of non-functional currency (EUR) net investment balance to at least meet the cross-currency notional amount until the maturity date of the hedge (2) it was probable that the Swap Counterparty would not default on its obligations under the swap, and (3) the Company performed a qualitative review each quarter to assess whether the relationship qualified for hedge accounting.

No mismatches arose for either the interest rate swap or cross-currency swap; the hedged transactions were determined to be highly effective; hedge accounting continued through the settlement date; and all changes in fair values of the derivative instruments were recorded in accumulated other comprehensive income through June 30, 2023.
Losses and gains on our hedging instruments were recognized in accumulated other comprehensive income (loss) and categorized as follows for the three and six months ended June 30, 2023 and 2022:

	Location within Statements of Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Cash flow hedge (interest rate swap), net of tax	Unrealized (loss) gain on cash flow hedge, net	$(554)	$850	$(1,065)	$2,423
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	(434)	3,963	(1,455)	5,086
Total		$(988)	$4,813	$(2,520)	$7,509
On June 21, 2022, the Company completed the acquisition of Kappa (as defined in Note 2, Significant Acquisitions). In the process of acquiring Kappa, the Company entered into four short-term foreign currency exchange forward contracts with JP Morgan Chase, N.A. to manage fluctuations in foreign currency exchange rates related to the acquisition. The Company did not designate these contracts as hedged transactions under the applicable sections of ASC Topic 815, "Derivatives and Hedging". For the six months ended June 30, 2022, the net gains on these forward contracts of $512 were recorded in other income or loss in the condensed consolidated statements of earnings. As of June 30, 2023, the Company did not maintain any open foreign currency exchange forward contracts as all four contracts expired before June 30, 2022.

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
Balchem is committed to solving today's challenges to shape a healthier tomorrow by operating responsibly and providing innovative solutions for the health and nutritional needs of the world. Sustainability is at the heart of our company's vision to make the world a healthier place, and we proudly support the Ten Principles of the United Nations Global Compact on human rights, labor, environment and anti-corruption. Our Sustainability Framework focuses on the most critical ESG topics relevant to our business and stakeholders. We are very proud of our ESG accomplishments to date and will continue to foster these fundamental principles broadly along our entire value chain, develop new ideas and technologies that help us work smarter, and help build a world that is a better place to live.

As of June 30, 2023, we employed approximately 1,284 full time employees worldwide. Although we are facing challenging labor markets, we believe that we have been successful in attracting skilled, experienced, and diverse personnel in a competitive environment and that our human capital resources are adequate to perform all business functions. In addition, we continue to enhance technology in order to optimize productivity and performance.
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
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2023 and 2022:

Business Segment Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Human Nutrition & Health	$135,669	$131,628	$268,322	$254,073
Animal Nutrition & Health	61,329	62,600	126,218	131,942
Specialty Products	32,726	36,647	64,957	69,981
Other and Unallocated (1)	1,528	5,818	4,295	9,564
Total	$231,252	$236,693	$463,792	$465,560

Business Segment Earnings From Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Human Nutrition & Health	$27,499	$23,705	$45,934	$44,008
Animal Nutrition & Health	7,662	7,586	17,160	18,907
Specialty Products	9,298	9,919	17,244	17,680
Other and Unallocated (1)	(1,623)	(1,290)	(3,094)	(2,339)
Total	$42,836	$39,920	$77,244	$78,256

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $651 and $1,216 for the three and six months ended June 30, 2023, respectively, and $872 and $1,176 for the three and six months ended June 30, 2022, respectively, and (ii) Unallocated amortization expense of $0 and $312 for the three and six months ended June 30, 2023, and $741 and $1,479 for the three and six months ended June 30, 2022, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

Results of Operations - Three Months Ended June 30, 2023 and 2022

Net Earnings

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Net sales	$231,252	$236,693	$(5,441)	(2.3)%
Gross margin	77,349	71,876	5,473	7.6%
Operating expenses	34,513	31,956	2,557	8.0%
Earnings from operations	42,836	39,920	2,916	7.3%
Other expenses	4,436	662	3,774	570.1%
Income tax expense	8,290	9,476	(1,186)	(12.5)%
Net earnings	$30,110	$29,782	$328	1.1%
Net Sales

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Human Nutrition & Health	$135,669	$131,628	$4,041	3.1%
Animal Nutrition & Health	61,329	62,600	(1,271)	(2.0)%
Specialty Products	32,726	36,647	(3,921)	(10.7)%
Other	1,528	5,818	(4,290)	(73.7)%
Total	$231,252	$236,693	$(5,441)	(2.3)%

•The increase in net sales within the Human Nutrition & Health segment for the second quarter of 2023 as compared to the second quarter of 2022 was primarily driven by the contribution from recent acquisitions, partially offset by lower sales within food and beverage markets and the minerals and nutrients business. Total sales for this segment grew 3.1%, with average selling prices contributing 5.8%, the change in foreign currency exchange rates contributing 0.1%, and volume and mix contributing -2.8%.

•The decrease in net sales within the Animal Nutrition & Health segment for the second quarter of 2023 compared to the second quarter of 2022 was driven by lower sales in monogastric markets, partially offset by higher sales in the ruminant species markets. Total sales for this segment decreased by 2.0%, with average selling prices contributing -1.6%, volume and mix contributing -1.0%, and the change in foreign currency exchange rates contributing 0.6%.

•The decrease in net sales within the Specialty Products segment for the second quarter of 2023 compared to the second quarter of 2022 was due to lower sales in both the plant nutrition and performance gases businesses. Total sales for this segment decreased by 10.7%, with volume and mix contributing -15.9%, the change in foreign currency exchange rates contributing 0.5%, and average selling prices contributing 4.7%.

•Sales relating to Other decreased from the prior year due to lower demand.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Gross margin	$77,349	$71,876	$5,473	7.6%
% of net sales	33.4%	30.4%
Gross margin dollars increased in the second quarter of 2023 compared to the second quarter of 2022 due to higher average selling prices and a decrease in cost of goods sold of $10,914. The 6.6% decrease in cost of goods sold was mainly driven by certain lower manufacturing input costs.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Operating expenses	$34,513	$31,956	$2,557	8.0%
% of net sales	14.9%	13.5%
The increase in operating expenses in the second quarter of 2023 compared to the second quarter of 2022 was primarily due to restructuring-related impairment and asset disposal charges of $6,146, incremental operating expenses related to the acquisitions of Kappa and Bergstrom of $3,210, and an increase in amortization of $691, partially offset by favorable adjustments to transaction costs of $8,000.
Earnings from Operations

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Human Nutrition & Health	$27,499	$23,705	$3,794	16.0%
Animal Nutrition & Health	7,662	7,586	76	1.0%
Specialty Products	9,298	9,919	(621)	(6.3)%
Other and unallocated	(1,623)	(1,290)	(333)	(25.8)%
Earnings from operations	$42,836	$39,920	$2,916	7.3%

% of net sales (operating margin)	18.5%	16.9%

•Human Nutrition & Health segment earnings from operations increased $3,794. Gross margin contribution from incremental sales was $6,792, which was partially offset by an increase in operating expenses of $2,996, primarily due to restructuring-related impairment and asset disposal charges of $4,769, incremental operating expenses related to the Kappa and Bergstrom acquisitions of $3,133, and higher amortization of $1,207, partially offset by favorable adjustments to transaction costs of $6,400.

•Animal Nutrition & Health segment earnings from operations increased $76. Gross margin contribution was $96, which was offset by a slight increase in operating expenses of $21, primarily due to restructuring-related impairment charges of $1,088, partially offset by favorable adjustments to transaction costs of $1,600.

•Specialty Products segment earnings from operations decreased $621, primarily driven by lower sales volumes, partially offset by higher average selling prices and lower manufacturing input costs.

•The decrease in Other and unallocated was primarily driven by the aforementioned lower sales.

Other Expenses

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Interest expense	$5,163	$960	$4,203	437.8%
Other (income) expense, net	(727)	(298)	(429)	144.0%
	$4,436	$662	$3,774	570.1%

Interest expense for the three months ended June 30, 2023 and 2022 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The increase of $4,203 in interest expense is due to the additional borrowings in connection with the acquisitions and higher interest rates.
Income Tax Expense

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Income tax expense	$8,290	$9,476	$(1,186)	(12.5)%
Effective tax rate	21.6%	24.1%
The decrease in the effective tax rate was primarily due to certain lower state taxes and higher tax benefits from stock-based compensation.

Results of Operations - Six Months Ended June 30, 2023 and 2022

Net Earnings

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Net sales	$463,792	$465,560	$(1,768)	(0.4)%
Gross margin	150,519	143,382	7,137	5.0%
Operating expenses	73,275	65,126	8,149	12.5%
Earnings from operations	77,244	78,256	(1,012)	(1.3)%
Other expenses	9,725	1,368	8,357	610.9%
Income tax expense	14,699	18,176	(3,477)	(19.1)%
Net earnings	$52,820	$58,712	$(5,892)	(10.0)%
Net Sales

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Human Nutrition & Health	$268,322	$254,073	$14,249	5.6%
Animal Nutrition & Health	126,218	131,942	(5,724)	(4.3)%
Specialty Products	64,957	69,981	(5,024)	(7.2)%
Other	4,295	9,564	(5,269)	(55.1)%
Total	$463,792	$465,560	$(1,768)	(0.4)%

•The increase in net sales within the Human Nutrition & Health segment for the six months ended June 30, 2023 as compared to 2022 was primarily driven by the contribution from recent acquisitions, partially offset by lower sales within food and beverage markets and the minerals business. Total sales for this segment grew 5.6%, with average selling prices contributing 8.7% and volume and mix contributing -3.1%.

•The decrease in net sales within the Animal Nutrition & Health segment for the for the six months ended June 30, 2023 as compared to 2022 was driven by lower sales in monogastric markets and an unfavorable impact related to changes in foreign currency exchanges rates, partially offset by higher sales in the ruminant species markets. Total sales for this segment decreased by 4.3%, with volume and mix contributing -5.6%, the change in foreign currency exchange rates contributing -0.4%, and average selling prices contributing 1.7%.

•The decrease in net sales within the Specialty Products segment for the six months ended June 30, 2023 as compared to 2022 was primarily due to lower sales in both the plant nutrition and performance gases businesses, and an unfavorable impact related to changes in foreign currency exchange rates. Total sales for this segment decreased by 7.2%, with volume and mix contributing -13.9%, the change in foreign currency exchange rates contributing -0.4%, and average selling prices contributing 7.1%.

•Sales relating to Other decreased from the prior year due to lower demand.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Gross margin	$150,519	$143,382	$7,137	5.0%
% of net sales	32.5%	30.8%
Gross margin dollars increased in the six months ended June 30, 2023 as compared to 2022 due to higher average selling prices and a decrease in cost of goods sold of $8,905. The 2.8% decrease in cost of goods sold was mainly driven by certain lower manufacturing input costs.
Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Operating expenses	$73,275	$65,126	$8,149	12.5%
% of net sales	15.8%	14.0%
The increase in operating expenses in the six months ended June 30, 2023 as compared to 2022 was primarily due to the incremental operating expenses related the Kappa and Bergstrom acquisitions of $6,561, restructuring-related impairment and asset disposal charges of $6,146, and higher amortization of $1,728, partially offset by favorable adjustments to transaction costs of $6,400.
Earnings from Operations

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Human Nutrition & Health	$45,934	$44,008	$1,926	4.4%
Animal Nutrition & Health	17,160	18,907	(1,747)	(9.2)%
Specialty Products	17,244	17,680	(436)	(2.5)%
Other and unallocated	(3,094)	(2,339)	(755)	(32.3)%
Earnings from operations	$77,244	$78,256	$(1,012)	(1.3)%

% of net sales (operating margin)	16.7%	16.8%

•Human Nutrition & Health segment earnings from operations increased $1,926. Gross margin contribution from incremental sales was $9,599, which was partially offset by an increase in operating expenses of $7,671, primarily due to the incremental operating expenses related to the Kappa and Bergstrom acquisitions of $6,395, and restructuring-related impairment and asset disposal charges of $4,769, partially offset by favorable adjustments to transaction costs of $5,120.

•Animal Nutrition & Health segment earnings from operations decreased $1,747. Gross margin decreased $1,209 primarily due to lower sales. Additionally, operating expenses for this segment increased by $538, which was largely related to restructuring-related impairment charges of $1,088, higher amortization of $247, and an increase in travel expenses of $208, partially offset by favorable adjustments to transaction costs of $1,280.

•Specialty Products segment earnings from operations decreased $436, which was primarily driven by the aforementioned lower sales, partially offset by a 850 basis point increase in gross margin as a percent of sales. The increase in gross margin was due to higher average selling prices and decreases in certain manufacturing input costs.

•The decrease in Other and unallocated was primarily driven by the aforementioned lower sales.

Other Expenses

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Interest expense	$10,728	$1,505	$9,223	612.8%
Other (income) expense, net	(1,003)	(137)	(866)	632.1%
	$9,725	$1,368	$8,357	610.9%

Interest expense for the six months ended June 30, 2023 and 2022 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The increase of $9,223 in interest expense is due to the additional borrowings in connection with the acquisitions and higher interest rates.
Income Tax Expense

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Income tax expense	$14,699	$18,176	$(3,477)	(19.1)%
Effective tax rate	21.8%	23.6%

The decrease in the effective tax rate was primarily due to certain lower state taxes and higher tax benefits from stock-based compensation.

Liquidity and Capital Resources
During the six months ended June 30, 2023, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents increased to $66,856 at June 30, 2023 from $66,560 at December 31, 2022. At June 30, 2023, the Company had $58,626 of cash and cash equivalents held by foreign subsidiaries. We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds. Working capital was $222,148 at June 30, 2023 as compared to $195,761 at December 31, 2022, an increase of $26,387. Cash at June 30, 2023 reflects net repayments on the revolving loan of $35,000, the payment of declared dividends in 2023 of $22,869, and capital expenditures and intangible assets acquired of $17,952.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Cash flows provided by operating activities	$69,829	$55,261	$14,568	26.4%
Cash flows used in investing activities	(13,672)	(316,412)	302,740	95.7%
Cash flows used in financing activities	(58,077)	239,694	(297,771)	124.2%

Operating Activities
The increase in cash flows from operating activities was primarily driven by the impact from changes in working capital.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $17,952 and $20,799 for the six months ended June 30, 2023 and 2022, respectively.
Financing Activities
During 2023, we borrowed $13,000 under the 2022 Credit Agreement and made total loan payments of $48,000, resulting in $144,431 available under the 2022 Credit Agreement as of June 30, 2023.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,099,224 shares have been purchased. We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We also repurchase (withhold) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. Share repurchases are funded with existing cash on hand.
Proceeds from stock options exercised were $3,826 and $1,328 for the six months ended June 30, 2023 and 2022, respectively. Dividend payments were $22,869 and $20,704 for the six months ended June 30, 2023 and 2022, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15, Employee Benefit Plans. The liability recorded in "Other long-term liabilities" on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 was $1,419 and $1,465, respectively, and the plans are not funded. Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheets as of June 30, 2023 and December 31, 2022 were $392 and $393, respectively, and were included in "Other long-term obligations."
We provide an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, which are included in "Non-current assets" on the Company's condensed consolidated balance sheet. They are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability as of June 30, 2023 and December 31, 2022 was $9,618 and $8,527, respectively, and is included in "Other long-term obligations" on the condensed consolidated balance sheets. The related rabbi trust assets were $9,635 and $8,547 as of June 30, 2023 and December 31, 2022, respectively, and were included in "Other non-current assets" on the condensed consolidated balance sheets.

Significant Accounting Policies

There were no changes to our Significant Accounting Policies, as described in its December 31, 2022 Annual Report on Form 10-K, during the six months ended June 30, 2023.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and six months ended June 30, 2023. Refer to Note 18, Related Party Transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in checking accounts, certificates of deposit, and money market investment funds. In 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. Refer to details noted above (see Note 20, Derivative Instruments and Hedging Activities). Additionally, as of June 30, 2023, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate (See Note 8, Revolving Loan). The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2022 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at June 30, 2023, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $4,056. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Interest Rate Risk

We have exposure to market risk for changes in interest rates, including the interest rate relating to the 2022 Credit Agreement. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. These derivatives were utilized for risk management purposes, and were not used for trading or speculative purposes. We hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 20, Derivative Instruments and Hedging Activities), which settled on its maturity date of June 27, 2023.

Foreign Currency Exchange Risk

The financial condition and results of operations of our foreign subsidiaries are reported in local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Therefore, we are exposed to foreign currency exchange risk related to these currencies. In 2019, we entered into a cross-currency swap, with a notional amount of $108,569, which we designated as a hedge of our net investment in Chemogas (see Note 20, Derivative Instruments and Hedging Activities). This derivative settled on its maturity date of June 27, 2023.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
(b) Changes in Internal Controls
On June 21, 2022, we acquired Kappa. As of June 30, 2023, management's assessment of and conclusion of the effectiveness of our internal controls over financial reporting of Kappa have been completed. Therefore, management's assessment of and conclusion of the effectiveness of our internal control over financial reporting also includes the internal controls over financial reporting of Kappa.

Other than the changes mentioned above, there have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

On August 30, 2022, we completed the acquisition of Bergstrom (See Note 2, "Significant Acquisitions"). We are integrating Bergstrom into our overall internal control over financial reporting process and exclude the business from our assessment of internal control over financial reporting as of June 30, 2023. Total assets of the Bergstrom business represented approximately 4.7% of our consolidated total assets as of June 30, 2023.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchase activity for the six months ended June 30, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2023	1,343	$130.96	1,343	$90,512,611
February 1-28, 2023	26,766	$137.24	26,766	$91,178,224
March 1-31, 2023	—	$—	—	$91,178,224
First Quarter	28,109		28,109

April 1-30, 2023	—	$—	—	$91,178,224
May 1-31, 2023	504	$132.26	504	$83,654,563
June 1-30, 2023	63	$134.81	63	$89,485,395
Second Quarter	567		567

Total	28,676		28,676

(1) The Company repurchased (withheld) shares from employees solely in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan.

(2) Our Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,099,224 shares have been purchased. Other than shares withheld for tax purpose, as described in footnote 1 above, no share repurchases were made under the Company's stock repurchase program during the six months ended June 30, 2023. There is no expiration for this program.

Item 5.     Other Information

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2023.

Item 6.    Exhibits

Exhibit Number	Description
Exhibit 10.1
Balchem Corporation 2017 Omnibus Incentive Plan (as Amended and Restated as of June 22, 2023) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2023).

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

Date: July 28, 2023