Form 10-Q
period 2023-09-30
BALCHEM CORP
filed 2023-10-27
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2023
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 19, 2023, the registrant had 32,241,056 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	September 30, 2023 (unaudited)	December 31, 2022
Current assets:	(unaudited)
Cash and cash equivalents	$76,952	$66,560
Accounts receivable, net of allowance for doubtful accounts of $842 and $1,226 at September 30, 2023 and December 31, 2022 respectively	129,009	131,578
Inventories, net	116,346	119,668
Prepaid expenses	7,236	4,903
Prepaid income taxes	5,085	—
Derivative assets	—	5,993
Other current assets	6,594	7,101
Total current assets	341,222	335,803
Property, plant and equipment, net	268,834	271,355
Goodwill	766,545	769,509
Intangible assets with finite lives, net	192,168	213,295
Right of use assets - operating leases	16,066	17,094
Right of use assets - finance lease	2,155	2,338
Other assets	16,494	15,118
Total assets	$1,603,484	$1,624,512
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$49,698	$57,322
Accrued expenses	42,528	36,745
Accrued compensation and other benefits	11,771	16,544
Dividends payable	183	23,129
Income taxes payable	—	2,280
Operating lease liabilities - current	3,584	3,796
Finance lease liabilities - current	274	226
Total current liabilities	108,038	140,042
Revolving loan	380,569	440,569
Deferred income taxes	59,014	62,784
Operating lease liabilities - non-current	13,244	13,806
Finance lease liabilities - non-current	1,995	2,213
Other long-term obligations	15,357	26,814
Total liabilities	578,217	686,228
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,240,144 and 32,152,787 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,151	2,145
Additional paid-in capital	140,966	128,806
Retained earnings	896,382	814,487
Accumulated other comprehensive loss	(14,232)	(7,154)
Total stockholders' equity	1,025,267	938,284
Total liabilities and stockholders' equity	$1,603,484	$1,624,512
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net sales	$229,948	$244,267	$693,740	$709,827

Cost of sales	153,404	175,837	466,677	498,015

Gross margin	76,544	68,430	227,063	211,812

Operating expenses:
Selling expenses	18,258	16,590	55,125	49,566
Research and development expenses	3,868	2,996	11,113	9,149
General and administrative expenses	10,804	15,219	39,967	41,216
	32,930	34,805	106,205	99,931

Earnings from operations	43,614	33,625	120,858	111,881

Other expenses, net:
Interest expense, net	6,594	3,642	17,322	5,147
Other expense (income), net	545	(1,102)	(458)	(1,239)
	7,139	2,540	16,864	3,908

Earnings before income tax expense	36,475	31,085	103,994	107,973

Income tax expense	7,400	5,836	22,099	24,012

Net earnings	$29,075	$25,249	$81,895	$83,961

Net earnings per common share - basic	$0.91	$0.79	$2.55	$2.62

Net earnings per common share - diluted	$0.90	$0.78	$2.52	$2.59
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net earnings	$29,075	$25,249	$81,895	$83,961

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(14,425)	(34,874)	(6,117)	(44,667)
Unrealized gain (loss) on cash flow hedge	—	427	(1,065)	2,850
Change in postretirement benefit plans	2	2	104	(59)
Other comprehensive loss	(14,423)	(34,445)	(7,078)	(41,876)

Comprehensive income (loss)	$14,652	$(9,196)	$74,817	$42,085

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2022	$938,284	$814,487	$(7,154)	32,152,787	$2,145	$128,806
Net earnings	22,710	22,710	—	—	—	—
Other comprehensive income	9,013	—	9,013	—	—	—
Repurchases of common stock	(3,849)	—	—	(28,109)	(2)	(3,847)
Shares and options issued under stock plans	7,258	—	—	100,949	7	7,251
Balance - March 31, 2023	973,416	837,197	1,859	32,225,627	2,150	132,210
Net earnings	30,110	30,110	—	—	—	—
Other comprehensive loss	(1,668)	—	(1,668)	—	—	—
Repurchases of common stock	(75)	—	—	(567)	—	(75)
Shares and options issued under stock plans	5,120	—	—	14,142	1	5,119
Balance - June 30, 2023	1,006,903	867,307	191	32,239,202	2,151	137,254
Net earnings	29,075	29,075	—	—	—	—
Other comprehensive loss	(14,423)	—	(14,423)	—	—	—
Repurchases of common stock	(101)	—	—	(775)	—	(101)
Shares and options issued under stock plans	3,813	—	—	1,717	—	3,813
Balance - September 30, 2023	$1,025,267	$896,382	$(14,232)	32,240,144	$2,151	$140,966
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
For the Three and Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2021	$877,015	$732,138	$(4,993)	32,287,150	$2,154	$147,716
Net earnings	28,930	28,930	—	—	—	—
Other comprehensive loss	(1,296)	—	(1,296)	—	—	—
Repurchases of common stock	(34,599)	—	—	(245,685)	(16)	(34,583)
Dividends	(10)	(10)	—	—	—	—
Shares and options issued under stock plans	3,642	—	—	74,604	4	3,638
Balance - March 31, 2022	873,682	761,058	(6,289)	32,116,069	2,142	116,771
Net earnings	29,782	29,782	—	—	—	—
Other comprehensive loss	(6,135)	—	(6,135)	—	—	—
Repurchases of common stock	(600)	—	—	(4,976)	—	(600)
Shares and options issued under stock plans	4,641	—	—	9,500	1	4,640
Balance - June 30, 2022	901,370	790,840	(12,424)	32,120,593	2,143	120,811
Net earnings	25,249	25,249	—	—	—	—
Other comprehensive loss	(34,445)	—	(34,445)	—	—	—
Repurchases of common stock	(46)	—	—	(361)	—	(46)
Shares and options issued under stock plans	3,794	—	—	14,670	1	3,793
Balance - September 30, 2022	$895,922	$816,089	$(46,869)	32,134,902	$2,144	$124,558

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$81,895	$83,961

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,878	37,958
Stock compensation expense	12,267	9,838
Deferred income taxes	(2,422)	1,513
Provision for doubtful accounts	1	379
Unrealized gain on foreign currency transactions and deferred compensation	(778)	(1,262)
Asset impairment and loss on disposal of assets	6,858	282
Change in fair value of contingent consideration liability	(9,900)	—
Changes in assets and liabilities
Accounts receivable	2,606	(14,678)
Inventories	2,545	(30,370)
Prepaid expenses and other current assets	(2,703)	(690)
Accounts payable and accrued expenses	(6,429)	14,358
Income taxes	(7,742)	(5,732)
Other	(721)	1,324
Net cash provided by operating activities	116,355	96,881

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,252)	(365,780)
Capital expenditures and intangible assets acquired	(26,317)	(35,793)
Proceeds from sale of assets	1,881	198
Proceeds from settlement of net investment hedge	2,740	—
Investment in affiliates	—	(150)
Net cash used in investing activities	(22,948)	(401,525)

Cash flows from financing activities:
Proceeds from revolving loan	18,000	435,000
Principal payments on revolving loan	(78,000)	(81,000)
Principal payments on acquired debt	—	(30,782)
Cash paid for financing costs	—	(1,232)
Principal payments on finance lease	(166)	(125)
Proceeds from stock options exercised	3,888	2,172
Dividends paid	(22,872)	(20,708)
Purchase of common stock	(4,025)	(35,245)
Net cash (used in) provided by financing activities	(83,175)	268,080

Effect of exchange rate changes on cash	160	(10,186)

Increase (decrease) in cash and cash equivalents	10,392	(46,750)

Cash and cash equivalents beginning of period	66,560	103,239
Cash and cash equivalents end of period	$76,952	$56,489

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
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results expected for the full year or any interim period.

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued Accounting Standards Update ("ASU") 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." The new guidance applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is intended to reduce diversity in practice and is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. While ASU 2023-05 is not currently applicable to Balchem, the Company will apply this guidance in future reporting periods after the guidance is effective to any future arrangements meeting the definition of a joint venture.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", and in December 2022 subsequently issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” These ASU’s provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The Standards Updates provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to contract modifications and hedging relationships that reference LIBOR or another reference rate that are expected to be discontinued. The Standards Updates were effective upon issuance and can generally be applied through December 31, 2024. Due to the discontinuation of LIBOR and under the relief provided by Topic 848, during the third quarter of 2022, the Company modified its interest rate swap and replaced LIBOR with 1-month CME Term SOFR. The modification of the agreement did not have a significant impact on the Company's consolidated financial statements and disclosures. The interest rate swap matured on June 27, 2023.

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

The Company made payments of $72,143 for the acquisition, amounting to $71,937 to the former shareholders or on behalf of the former shareholders and $206 to pay off Bergstrom's bank debt. Net of cash acquired of $773, total payments made to the former shareholders or on behalf of the former shareholders of Bergstrom were $71,164. The acquisition was primarily financed through the 2022 Credit Agreement (see Note 8, Revolving Loan). In connection with this transaction, the former shareholders of Bergstrom have an opportunity to receive an additional payment in the second quarter of 2024 if certain financial performance targets and other metrics are met, and therefore, the Company recorded a contingent consideration liability, which was valued at $1,500 as of September 30, 2023 and was included in "Accrued expenses" on the condensed consolidated balance sheets. The Company also made an additional post-closing payment of $910 in the third quarter of 2023 that was negotiated as a deduction of the cash consideration at closing. As a result, total payments related to the transaction are expected to be $73,643, comprised of the cash consideration at closing of $70,892, a working capital adjustment of $341, an additional post-closing payment of $910, and the fair value of the earn-out payment of $1,500.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed:

Cash and cash equivalents	$773
Accounts receivable	4,699
Inventories	3,972
Property, plant and equipment	2,243
Right of use assets	866
Customer relationships	29,900
Developed technology	4,600
Trademarks	2,300
Other assets	197
Accounts payable	(699)
Bank debt	(206)
Lease liabilities	(871)
Other liabilities	(462)
Goodwill	31,550
Total consideration on acquisition date and working capital adjustment	78,862
Net decrease to contingent consideration liability and other post-closing payments	(5,425)
Total expected consideration	73,437
To pay off bank debt	206
Total expected payments	$73,643
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
Transaction and integration costs related to the Bergstrom acquisition are included in general and administrative expenses and were $(3,342) and $(9,222) for the three and nine months ended September 30, 2023, respectively. These amounts included favorable adjustments to transaction costs of $3,500 and $9,900 for the three and nine months ended September 30, 2023, respectively. Transaction and integration costs related to the Bergstrom acquisition were $593 and $668 for the three and nine months ended September 30, 2022.
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
The Company made payments of approximately kr3,305,653 ("kr" indicates the Norwegian krone), amounting to approximately kr3,001,981 to the former shareholders and approximately kr303,672 to Kappa's lenders to pay off all Kappa bank debt. Net of cash acquired of kr63,064, total payments to the former shareholders were kr2,938,917. Net of gains on foreign currency forward contracts of $512, these payments translated to approximately $333,112, amounting to approximately $302,464 paid to the former shareholders and approximately $30,648 to Kappa's lenders. Net of cash acquired of $6,365, total payments made to the former shareholders of Kappa were approximately $296,099. The acquisition was primarily financed through the 2018 Credit Agreement (see Note 8, Revolving Loan). In connection with this transaction, the former shareholders of Kappa have an opportunity to receive an additional payment in the second quarter of 2024 if certain financial performance targets and other metrics are met. There was no contingent consideration liability recorded as of September 30, 2023.
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
Transaction and integration costs related to the Kappa acquisition are included in general and administrative expenses and were $46 and $525 for the three and nine months ended September 30, 2023, respectively, and $989 and $1,440 for the three and nine months ended September 30, 2022. The following selected unaudited pro forma information presents the consolidated results of operations as if the business combinations in 2022 had occurred as of January 1, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Net Sales	Net Earnings	Net Sales	Net Earnings
Kappa & Bergstrom actual results included in the Company's consolidated income statement in three and nine months ended September 30, 2023	$16,568	$4,732	$44,313	$3,517

2023 Supplemental pro forma combined financial	$229,948	$30,937	$693,740	$88,155

2022 Supplemental pro forma combined financial	$247,614	$26,831	$749,489	$86,275

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

NOTE 3 - STOCKHOLDERS' EQUITY
Stock-Based Compensation
The Company’s results for the three and nine months ended September 30, 2023 and 2022 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the		Increase/(Decrease) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$477	$386	$1,436	$1,062
Operating expenses	3,272	2,563	10,831	8,776
Net earnings	(2,884)	(2,251)	(9,447)	(7,563)

As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.

The Company's omnibus incentive plan allows for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plan. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2023, the plan had 1,035,010 shares available for future awards, which included an additional 800,000 shares approved by the Company's shareholders during its annual meeting of shareholders held on June 22, 2023. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options, three years for employee restricted stock awards, three years for employee performance share awards, and three years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.
Option activity for the nine months ended September 30, 2023 and 2022 is summarized below:

For the Nine Months Ended September 30, 2023	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2022	1,045	$99.82	$27,221
Granted	109	138.09
Exercised	(47)	82.70
Forfeited	(11)	131.79
Canceled	(1)	138.07
Outstanding as of September 30, 2023	1,095	$104.00	$26,825	5.9

Exercisable as of September 30, 2023	728	$88.01	$26,512	4.6

For the Nine Months Ended September 30, 2022	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2021	867	$88.19	$69,711
Granted	239	139.04
Exercised	(31)	70.06
Forfeited	(12)	125.05
Canceled	—	—
Outstanding as of September 30, 2022	1,063	$99.74	$27,308	6.6

Exercisable as of September 30, 2022	656	$81.45	$26,312	5.2

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The weighted average fair values of the stock options granted under the Plans were calculated using either the Black-Scholes model or the Binomial model, whichever was deemed to be most appropriate. For the nine months ended September 30, 2023, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions: dividend yields of 0.5%; expected volatilities of 28%; risk-free interest rates of 3.9%; and expected lives of 4.8 years. For the nine months ended September 30, 2022, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions: dividend yields of 0.5%; expected volatilities of 30%; risk-free interest rates of 2.8%; and expected lives of 7.3 years.
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

Other information pertaining to option activity during the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average fair value of options granted	$—	$48.55	$40.91	$44.77
Total intrinsic value of stock options exercised ($000s)	$100	$815	$2,280	$1,964
Non-vested restricted stock activity for the nine months ended September 30, 2023 and 2022 is summarized below:

	Nine Months Ended September 30,
	2023		2022
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	122	$124.42	166	$99.70
Granted	39	137.48	40	137.03
Vested	(34)	111.48	(78)	81.11
Forfeited	(4)	128.06	(7)	116.72
Non-vested balance as of September 30	123	$132.01	121	$122.96

Non-vested performance share activity for the nine months ended September 30, 2023 and 2022 is summarized below:

	Nine Months Ended September 30,
	2023		2022
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	70	$127.69	69	$110.72
Granted	42	139.66	39	114.22
Vested	(36)	98.84	(35)	53.17
Forfeited	—	—	(3)	84.09
Non-vested balance as of September 30	76	$135.25	70	$127.69

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the PS vests. The assumptions used in the fair value determination were risk free interest rates of 4.2% and 1.8%; dividend yields of 0.5% and 0.5%; volatilities of 32% and 32%; and initial TSR’s of 4.2% and -15.7%, in each case for the nine months ended September 30, 2023 and 2022, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

As of September 30, 2023 and 2022, there were $22,470 and $23,665, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2023, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The Company estimates that share-based compensation expense for the year ended December 31, 2023 will be approximately $16,000.
Repurchase of Common Stock
The Company's Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,099,999 shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Company also repurchases (withholds) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. Such repurchases of shares from employees are funded with existing cash on hand. During the nine months ended September 30, 2023, the Company purchased 29,451 shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan at an average cost of $136.69. During the nine months ended September 30, 2022, the Company purchased 251,022 shares from open market purchases and from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan at an average cost of $140.41.

NOTE 4 – INVENTORIES
Inventories, net of reserves at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$35,592	$44,477
Work in progress	10,904	3,143
Finished goods	69,850	72,048
Total inventories	$116,346	$119,668

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022
Land	$11,535	$11,415
Building	103,125	90,644
Equipment	306,222	278,851
Construction in progress	53,643	79,928
	474,525	460,838
Less: accumulated depreciation	205,691	189,483
Property, plant and equipment, net	$268,834	$271,355

In accordance with Topic 360, the Company reviews long-lived assets for impairment on an annual basis and also whenever events indicate that the carrying amount of the assets may not be fully recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. Included in “General and administrative expenses” were $1,618 and $7,764 of restructuring-related impairment and asset disposal charges for the three and nine months ended September 30, 2023. There were no such charges for the three and nine months ended September 30, 2022.

NOTE 6 - INTANGIBLE ASSETS
The Company had goodwill in the amount of $766,545 and $769,509 as of September 30, 2023 and December 31, 2022, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The decrease in goodwill is primarily due to foreign currency translation adjustments.
Identifiable intangible assets with finite lives at September 30, 2023 and December 31, 2022 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at September 30, 2023	Accumulated Amortization at September 30, 2023	Gross Carrying Amount at December 31, 2022	Accumulated Amortization at December 31, 2022
Customer relationships & lists	10-20	$356,329	$204,001	$357,131	$190,576
Trademarks & trade names	2-17	50,034	36,453	50,058	33,416
Developed technology	5-12	40,395	16,883	40,473	16,171
Other	2-18	25,325	22,578	25,041	19,245
		$472,083	$279,915	$472,703	$259,408
Amortization of identifiable intangible assets was approximately $6,947 and $21,132 for the three and nine months ended September 30, 2023, respectively, and $7,922 and $19,683 for the three and nine months ended September 30, 2022, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $6,931 for the remainder of 2023, $18,967 for 2024, $15,513 for 2025, $15,342 for 2026, $14,852 for 2027 and $14,454 for 2028. At September 30, 2023 and December 31, 2022, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” in the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2023 and 2022.

NOTE 7 - EQUITY METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company (formerly Taminco Corporation) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company receives up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company recognized a loss of $118 and $396 for the three and nine months ended September 30, 2023, respectively, and $140 and $420 for the three and nine months ended September 30, 2022, respectively, relating to its portion of the joint venture's expenses in other expense. The Company made capital contributions to the investment totaling $69 and $141 for the three and nine months ended September 30, 2023, respectively, and $89 and $222 for the three and nine months ended September 30, 2022. The carrying value of the joint venture at September 30, 2023 and December 31, 2022 was $4,039 and $4,295, respectively, and is recorded in "Other assets".

NOTE 8 – REVOLVING LOAN
On June 27, 2018, the Company and a bank syndicate entered into a credit agreement (the "2018 Credit Agreement"), which provided for revolving loans up to $500,000, due on June 27, 2023. During the second quarter of 2022, the Company borrowed $345,000 under the 2018 Credit Agreement to fund the Kappa acquisition (see Note 2, Significant Acquisitions). On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility, due on July 27, 2027. The 2022 Credit Agreement allows for up to $550,000 of borrowing. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion. The Company used initial proceeds from the 2022 Credit Agreement to repay the outstanding balance of $433,569 due in June 2023 under the 2018 Credit Agreement. During the third quarter of 2022, the Company borrowed another $70,000 to fund the Bergstrom acquisition (see Note 2, Significant Acquisitions). As of September 30, 2023 and December 31, 2022, the total balance outstanding on the 2022 Credit Agreement amounted to $380,569 and $440,569. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the 2022 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2022 Credit Agreement, and the interest rate was 6.545% at September 30, 2023. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2022 Credit Agreement and ranges from 0.150% to 0.225% (0.175% at September 30, 2023). The unused portion of the revolving loan amounted to $169,431 at September 30, 2023. The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the 2022 Credit Agreement, which is not materially different than the effective interest method. Capitalized costs net of accumulated amortization were $1,102 and $1,317 at September 30, 2023 and December 31, 2022, respectively, and are included in "Other Assets" on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $71 and $215 for the three and nine months ended September 30, 2023, respectively, and $121 and $262 for the three and nine months ended September 30, 2022, respectively, and are included in "Interest expense, net" in the accompanying condensed consolidated statements of earnings.
The 2022 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At September 30, 2023, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 9– NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Earnings - Basic and Diluted	$29,075	$25,249	$81,895	$83,961

Shares (000s)
Weighted Average Common Shares - Basic	32,116	32,010	32,102	32,017
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	360	357	338	375
Weighted Average Common Shares - Diluted	32,476	32,367	32,440	32,392

Net Earnings Per Share - Basic	$0.91	$0.79	$2.55	$2.62
Net Earnings Per Share - Diluted	$0.90	$0.78	$2.52	$2.59
The number of anti-dilutive shares were 332,339 and 355,419 for the three and nine months ended September 30, 2023, respectively, and 362,203 and 369,183 for the three and nine months ended September 30, 2022, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 10 – INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2023 and 2022, was 20.3% and 18.8%, respectively, and 21.3% and 22.2% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the quarter to date rate was primarily due to certain higher state taxes and lower tax benefits from stock-based compensation. The decrease in the year to date rate was primarily due to certain lower state taxes and higher tax benefits from stock-based compensation.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2023, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2018. The Company had approximately $4,572 and $5,815 of unrecognized tax benefits, which are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets, as of September 30, 2023 and December 31, 2022, respectively. The Company includes interest expense or income as well as potential penalties on unrecognized tax positions as a component of "Income tax expense" in the condensed consolidated statements of earnings. Total accrued interest and penalties related to uncertain tax positions at September 30, 2023 and December 31, 2022 was approximately $1,622 and $1,735, respectively, and are included in "Other long-term obligations".

NOTE 11 – SEGMENT INFORMATION
Balchem Corporation reports three reportable segments: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated".
The segment information is summarized as follows:

Business Segment Assets	September 30, 2023	December 31, 2022
Human Nutrition and Health	$1,177,021	$1,170,238
Animal Nutrition and Health	163,272	175,972
Specialty Products	164,924	177,187
Other and Unallocated (1)	98,267	101,115
Total	$1,603,484	$1,624,512

Business Segment Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Human Nutrition and Health	$144,455	$142,655	$412,777	$396,728
Animal Nutrition and Health	53,944	65,604	180,162	197,546
Specialty Products	30,004	29,641	94,961	99,622
Other and Unallocated (2)	1,545	6,367	5,840	15,931
Total	$229,948	$244,267	$693,740	$709,827

Business Segment Earnings Before Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Human Nutrition and Health	$31,275	$20,584	$77,209	$64,592
Animal Nutrition and Health	5,070	8,036	22,230	26,943
Specialty Products	8,740	7,105	25,984	24,785
Other and Unallocated (2)	(1,471)	(2,100)	(4,565)	(4,439)
Interest and other expense	(7,139)	(2,540)	(16,864)	(3,908)
Total	$36,475	$31,085	$103,994	$107,973

Depreciation/Amortization	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Human Nutrition and Health	$9,640	$9,569	$28,567	$24,316
Animal Nutrition and Health	2,117	1,681	5,885	5,010
Specialty Products	1,831	1,839	5,440	5,670
Other and Unallocated (2)	216	1,008	986	2,962
Total	$13,804	$14,097	$40,878	$37,958

Capital Expenditures	Nine Months Ended September 30,
	2023	2022
Human Nutrition and Health	$18,745	$22,513
Animal Nutrition and Health	4,247	8,748
Specialty Products	2,663	3,139
Other and Unallocated (2)	178	550
Total	$25,833	$34,950

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs and unallocated legal fees totaling $384 and $1,600 for the three and nine months ended September 30, 2023, respectively, and $1,640 and $2,816 for the three and nine months ended September 30, 2022, respectively, and (ii) Unallocated amortization expense of $0 and $312 for the three and nine months ended September 30, 2023, and $734 and $2,213 for the three and nine months ended September 30, 2022, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

NOTE 12 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.
The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product Sales	$218,033	$233,823	$660,773	$677,136
Co-manufacturing	6,917	8,109	21,437	26,235
Consignment	4,324	1,484	9,297	4,064
Product Sales Revenue	229,274	243,416	691,507	707,435
Royalty Revenue	674	851	2,233	2,392
Total Revenue	$229,948	$244,267	$693,740	$709,827

The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$176,765	$174,564	$515,099	$518,131
Foreign Countries	53,183	69,703	178,641	191,696
Total Revenue	$229,948	$244,267	$693,740	$709,827

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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the nine months ended September 30, 2023 and 2022 for income taxes and interest is as follows:

	Nine Months Ended September 30,
	2023	2022
Income taxes	$30,899	$29,846
Interest	$20,085	$6,169

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The changes in accumulated other comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net foreign currency translation adjustment	$(14,425)	$(34,874)	$(6,117)	$(44,667)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized gain (loss) on cash flow hedge	—	564	(1,406)	3,770
Tax	—	(137)	341	(920)
Net of tax	—	427	(1,065)	2,850

Net change in postretirement benefit plan (see Note 15 for further information)
Amortization of prior service cost	—	2	—	6
Amortization of loss	2	—	6	—
Prior service credit and gain arising during the period	—	—	132	(41)
Total before tax	2	2	138	(35)
Tax	—	—	(34)	(24)
Net of tax	2	2	104	(59)

Total other comprehensive loss	$(14,423)	$(34,445)	$(7,078)	$(41,876)

Included in "Net foreign currency translation adjustment" were losses of $0 and $1,455 related to a net investment hedge, which were net of tax benefit of $0 and $1,114 for the three and nine months ended September 30, 2023, respectively. Included in "Net foreign currency translation adjustment" were gains of $5,065 and $10,151 related to a net investment hedge, which were net of tax expense of $1,635 and $3,277 for the three and nine months ended September 30, 2022, respectively. The Company settled its derivative instruments on their maturity date of June 27, 2023. See Note 20, Derivative Instruments and Hedging Activities.
Accumulated other comprehensive (loss) income at September 30, 2023 and December 31, 2022 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2022	$(8,401)	$1,065	$182	$(7,154)
Other comprehensive income (loss)	(6,117)	(1,065)	104	(7,078)
Balance September 30, 2023	$(14,518)	$—	$286	$(14,232)

NOTE 15 – EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsors one 401(k) savings plan for eligible employees, which allows participants to make pretax contributions and the Company matches certain percentages of those pretax contributions. The remaining plan also has a discretionary profit sharing portion and matches 401(k) contributions with shares of the Company’s Common Stock. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. On June 21, 2022, the Company completed the acquisition of Kappa, which sponsors one defined contribution plan for its employees. In addition, on August 30, 2022, the Company completed the acquisition of Bergstrom, which sponsored one defined contribution plan for its employees. The Bergstrom plan was merged into the Company sponsored 401(k) savings plan on January 1, 2023.

Postretirement Medical Plans
The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that is under a collective bargaining agreement and covers eligible retired employees of the Verona facility and one for officers of the Company pursuant to the Balchem Corporation Officer Retiree Program.
Net periodic benefit costs for such retirement medical plans were as follows:

	Nine Months Ended September 30,
	2023	2022
Service cost	$81	$59
Interest cost	46	20
Amortization of prior service cost	—	6
Amortization of loss	6	—
Net periodic benefit cost	$133	$85

The amounts recorded for these obligations on the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 are $1,462 and $1,465, respectively, and are included in "Other long-term obligations." These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $200 per year.

Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas, which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on the Company's condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 were $379 and $393, respectively, and were included in "Other long-term obligations".

Net periodic benefit costs for such benefit pensions plans were as follows:

	Nine Months Ended September 30,
	2023	2022
Service cost with interest to end of year	$46	$30
Interest cost	47	12
Expected return on plan assets	(30)	(26)
Total net periodic benefit cost	$63	$16

Deferred Compensation Plan
The Company provides an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $9,611 as of September 30, 2023, of which $9,594 was included in "Other long-term obligations" and $17 was included in "Accrued compensation and other benefits" on the Company's condensed consolidated balance sheets. The deferred compensation liability was $8,543 as of December 31, 2022, of which $8,527 was included in "Other long-term obligations" and $16 was included in "Accrued compensation and other benefits" on the Company’s condensed consolidated balance sheets. The related rabbi trust assets were $9,613 and $8,547 as of September 30, 2023 and December 31, 2022, respectively, and were included in "Other non-current assets" on the Company's condensed consolidated balance sheets.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
The Company is obligated to make rental payments under non-cancelable operating and finance leases. Aggregate future minimum rental payments required under these leases at September 30, 2023 are disclosed in Note 19, Leases.
The Company’s Verona, Missouri facility, while held by a prior owner, Syntex Agribusiness, Inc. (“Syntex”), was designated by the U.S. Environmental Protection Agency (the "EPA") as a Superfund site and placed on the National Priorities List in 1983 because of dioxin contamination on portions of the site. Remediation was conducted by Syntex under the oversight of the EPA and the Missouri Department of Natural Resources. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site. One of the sellers, in turn, has the benefit of certain contractual indemnification by Syntex in relation to the implementation of the above-described Superfund remedy. In February 2022, BCP Ingredients, Inc. ("BCP"), the Company's subsidiary that operates the site, and Syntex received a Special Notice Letter from the EPA to initiate negotiations regarding the performance of a focused remedial investigation/feasibility study ("RI/FS") at the site with regard to the presence of certain contaminants, including 1,4-dioxane and chlorobenzene. In June 2023, BCP, Syntex, EPA, and the State of Missouri entered into an Administrative Settlement Agreement and Order on Consent (“ASAOC”) for RI/FS under which (a) BCP will conduct a source investigation of potential source(s) of releases of 1,4-dioxane and chlorobenzene at a portion of the site and (b) BCP and Syntex will complete a RI/FS to determine a potential remedy, if any is required. Activities under the ASAOC are underway and expected to continue for some period of time.
Separately, in June 2022, the EPA conducted an inspection of BCP’s Verona, Missouri facility which was followed by BCP entering into an Administrative Order for Compliance on Consent (“AOC”) with the EPA in relation to its risk management program at the Verona facility. Further, in January 2023, BCP entered into an Amended AOC with the EPA whereby the parties agreed to the extension of certain timelines. BCP has timely completed all requirements under the Amended AOC as of June 30, 2023. In connection with the EPA’s inspection from June 2022, the Company believes that a loss contingency in this matter is probable and reasonably estimable and has recorded a loss contingency in an amount that is not material to its financial performance or operations.
In addition to the above, from time to time, the Company is a party to various legal proceedings, litigation, claims and assessments. While it is not possible to predict the ultimate disposition of each of these matters, management believes that the ultimate outcome of such matters will not have a material effect on the Company's consolidated financial position, results of operations, liquidity or cash flows.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2023 and December 31, 2022 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio. The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at September 30, 2023 and December 31, 2022 includes $24,746 and $934 in money market funds and other interest-bearing deposit accounts, respectively.
Non-current assets at September 30, 2023 and December 31, 2022 includes $9,613 and $8,547, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
The contingent consideration liabilities included on the balance sheet as of September 30, 2023 and December 31, 2022 amount to $1,500 and $11,400, respectively, and were valued using level three inputs, as defined by ASC 820, "Fair Value Measurement".
The Company also had derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which were included in "Derivative assets" in the Company's condensed consolidated balance sheets. The fair values of these derivative instruments were determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities. The Company settled its cross-currency swap and interest rate swap on June 27, 2023 and had no other derivatives outstanding as of September 30, 2023. The derivative assets related to the cross-currency swap and the interest rate swap were $4,587 and $1,406 at December 31, 2022, respectively.

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
Payments for the services the Company provided amounted to $1,094 and $3,294 for the three and nine months ended September 30, 2023, respectively and $1,188 and $3,185 for the three and nine months ended September 30, 2022, respectively. The raw materials purchased and subsequently sold amounted to $7,274 and $27,069 for the three and nine months ended September 30, 2023, respectively, and $11,937 and $32,158 for the three and nine months ended September 30, 2022, respectively. These services and raw materials are primarily recorded in cost of goods sold, net of the finished goods received from St. Gabriel CC Company, LLC of $5,903 and $22,198 during the three and nine months ended September 30, 2023, respectively, and $9,249 and $23,971 for the three and nine months ended September 30, 2022, respectively. At September 30, 2023 and December 31, 2022, the Company had receivables of $8,369 and $8,820, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. At September 30, 2023 and December 31, 2022, the Company had payables of $5,972 and $5,224, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. The Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable at both September 30, 2023 and December 31, 2022.

NOTE 19 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. The Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the condensed consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the Company applied the following discount rates for new leases entered into during the third quarter of 2023: (1) 1-2 years, 6.50% (2) 3-4 years, 7.09% (3) 5-9 years, 7.43% and (4) 10+ years, 8.15%.
Right of use assets and lease liabilities at September 30, 2023 and December 31, 2022 are summarized as follows:

Right of use assets	September 30, 2023	December 31, 2022
Operating leases	$16,066	$17,094
Finance leases	2,155	2,338
Total	$18,221	$19,432

Lease liabilities - current	September 30, 2023	December 31, 2022
Operating leases	$3,584	$3,796
Finance leases	274	226
Total	$3,858	$4,022

Lease liabilities - non-current	September 30, 2023	December 31, 2022
Operating leases	$13,244	$13,806
Finance leases	1,995	2,213
Total	$15,239	$16,019

For the three and nine months ended September 30, 2023 and 2022, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$1,326	$1,190	$3,972	$2,782

Finance lease cost
Amortization of ROU asset	61	53	181	157
Interest on lease liabilities	29	30	87	91
Total finance lease	90	83	268	248

Total lease cost	$1,416	$1,273	$4,240	$3,030

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,232	$1,164	$3,441	$2,772
Operating cash flows from finance leases	29	30	87	91
Financing cash flows from finance leases	56	42	166	125
	$1,317	$1,236	$3,694	$2,988

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$1,110	$2,275	$3,715	$7,552

Weighted-average remaining lease term - operating leases	5.49 years	3.83 years	5.49 years	3.83 years
Weighted-average remaining lease term - finance leases	9.29 years	10.65 years	9.29 years	10.65 years

Weighted-average discount rate - operating leases	4.3%	2.9%	4.3%	2.9%
Weighted-average discount rate - finance leases	5.0%	5.1%	5.0%	5.1%
Rent expense charged to operations under operating lease agreements for the three and nine months ended September 30, 2023 aggregated to approximately $1,326 and $3,972, respectively, and $1,190 and $2,782 for the three and nine months ended September 30, 2022, respectively.
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at September 30, 2023 are as follows:

Year
October 1, 2023 to December 31, 2023	$1,301
2024	4,648
2025	3,635
2026	3,120
2027	2,651
2028	2,151
Thereafter	5,304
Total minimum lease payments	$22,810

NOTE 20 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023, which was designated as cash flow hedge. The net interest income related to the interest rate swap contract was $0 and $1,518 for the three and nine months ended September 30, 2023, respectively, and $35 for the three months ended September 30, 2022. The net interest expense related to the interest rate swap contract was $842 for the nine months ended September 30, 2022. The net interest income and expense were recorded in the condensed consolidated statements of earnings under "Interest expense, net."
On May 28, 2019, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas, which was designated as net investment hedge. The derivative had a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $0 and $1,119 for the three and nine months ended September 30, 2023, respectively, and $569 and $1,682 for the three and nine months ended September 30, 2022, respectively. The interest income was recorded in the condensed consolidated statements of earnings under "Interest expense, net."
The Company settled its derivative instruments on their maturity date of June 27, 2023 and had no other derivatives outstanding as of September 30, 2023. The proceeds from the settlement of the cross-currency swap in the amount of $2,740 were classified as investing activities in the Consolidated Statements of Cash Flows.
As of December 31, 2022, the fair value of the derivative instruments is presented as follows in the Company's condensed consolidated balance sheets:

Derivative assets	December 31, 2022
Interest rate swap	$1,406
Cross-currency swap	4,587
Derivative assets	$5,993
Gains and losses on our hedging instruments were recognized in accumulated other comprehensive income (loss) and categorized as follows for the three and nine months ended September 30, 2023 and 2022:

	Location within Statements of Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Cash flow hedge (interest rate swap), net of tax	Unrealized gain (loss) on cash flow hedge, net	$—	$427	$(1,065)	$2,850
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	—	5,065	(1,455)	10,151
Total		$—	$5,492	$(2,520)	$13,001
In connection with the Kappa acquisition (see Note 2, Significant Acquisitions), the Company entered into four short-term foreign currency exchange forward contracts to manage fluctuations in foreign currency exchange rates. The Company did not designate these contracts as hedged transactions under the applicable sections of ASC Topic 815, "Derivatives and Hedging". For the nine months ended September 30, 2022, the net gains on these forward contracts of $512 were recorded in other income or loss in the condensed consolidated statements of earnings. As of September 30, 2023, the Company did not maintain any open foreign currency exchange forward contracts as all four contracts expired during 2022.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(All amounts in thousands, except share and per share data)

Forward-Looking Statements
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "forecast," "outlook," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," or the negative thereof or variations thereon or similar expressions generally intended to identify forward-looking statements. Actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2022 and other factors that may be identified elsewhere in this report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Factors that may affect our forward-looking statements include, among other things: (1) adverse impacts to our business operations due to pandemics, epidemics or other public health emergencies; (2) our ability to manage risks associated with our sales to customers and manufacturing operations outside the United States; (3) supply chain disruptions due to political unrest, terrorist acts, and national and international conflicts; (4) reliability and sufficiency of our manufacturing facilities; (5) our ability to recruit and retain a highly qualified and diverse workforce; (6) our ability to effectively manage labor relations; (7) the effects of global climate change or other unexpected events, including global health crises, that may disrupt our operations; (8) our ability to manage risks related to our information technology and operational technology systems and cybersecurity; (9) our reliance on third-party vendors for many of the critical elements of our global information and operational technology infrastructure and their failure to provide effective support for such infrastructure; (10) disruption and breaches of our information systems; (11) increased competition and our ability to anticipate evolving trends in the market; (12) global economic conditions, including inflation, recession, changes in tariffs and trade relations; (13) raw material shortages or price increases; (14) currency translation and currency transaction risks; (15) interest rate risks; (16) our ability to successfully consummate and manage acquisitions, joint ventures and divestitures; (17) our ability to effectively manage and implement restructuring initiatives or other organizational changes; (18) changes in our relationships with our vendors, changes in tax or trade policy, interruptions in our operations or supply chain; (19) adverse publicity or consumer concern regarding the safety or quality of food products containing our products; (20) the outcome of any litigation, governmental investigations or proceedings; (21) product liability claims and recalls; (22) our ability to protect our brand reputation and trademarks; (23) claims of infringement of intellectual property rights by third parties; (24) risks related to corporate social responsibility and reputational matters; (25) improper conduct by any of our employees, agents or business partners; (26) changes to, or changes in interpretations of, current laws and regulations, and loss of governmental permits and approvals; and (27) ability of our customers to use the ethylene oxide process to sterilize medical devices.

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

As of September 30, 2023, we employed approximately 1,297 full time employees worldwide. Although we are facing challenging labor markets, we believe that we have been successful in attracting skilled, experienced, and diverse personnel in a competitive environment and that our human capital resources are adequate to perform all business functions. In addition, we continue to enhance technology in order to optimize productivity and performance.
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
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and nine months ended September 30, 2023 and 2022:

Business Segment Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Human Nutrition & Health	$144,455	$142,655	$412,777	$396,728
Animal Nutrition & Health	53,944	65,604	180,162	197,546
Specialty Products	30,004	29,641	94,961	99,622
Other and Unallocated (1)	1,545	6,367	5,840	15,931
Total	$229,948	$244,267	$693,740	$709,827

Business Segment Earnings From Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Human Nutrition & Health	$31,275	$20,584	$77,209	$64,592
Animal Nutrition & Health	5,070	8,036	22,230	26,943
Specialty Products	8,740	7,105	25,984	24,785
Other and Unallocated (1)	(1,471)	(2,100)	(4,565)	(4,439)
Total	$43,614	$33,625	$120,858	$111,881

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs and unallocated legal fees totaling $384 and $1,600 for the three and nine months ended September 30, 2023, respectively, and $1,640 and $2,816 for the three and nine months ended September 30, 2022, respectively, and (ii) Unallocated amortization expense of $0 and $312 for the three and nine months ended September 30, 2023, and $734 and $2,213 for the three and nine months ended September 30, 2022, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

Results of Operations - Three Months Ended September 30, 2023 and 2022

Net Earnings

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Net sales	$229,948	$244,267	$(14,319)	(5.9)%
Gross margin	76,544	68,430	8,114	11.9%
Operating expenses	32,930	34,805	(1,875)	(5.4)%
Earnings from operations	43,614	33,625	9,989	29.7%
Other expenses	7,139	2,540	4,599	181.1%
Income tax expense	7,400	5,836	1,564	26.8%
Net earnings	$29,075	$25,249	$3,826	15.2%
Net Sales

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Human Nutrition & Health	$144,455	$142,655	$1,800	1.3%
Animal Nutrition & Health	53,944	65,604	(11,660)	(17.8)%
Specialty Products	30,004	29,641	363	1.2%
Other	1,545	6,367	(4,822)	(75.7)%
Total	$229,948	$244,267	$(14,319)	(5.9)%

•The increase in net sales within the Human Nutrition & Health segment for the third quarter of 2023 as compared to the third quarter of 2022 was primarily driven by higher sales within the minerals and nutrients business, the incremental contribution of the Bergstrom acquisition, and a favorable impact related to changes in foreign currency exchange rates, partially offset by lower sales within food and beverage markets. Total sales for this segment grew 1.3%, with volume and mix contributing 2.6%, the change in foreign currency exchange rates contributing 0.6%, and average selling prices contributing -2.0%.

•The decrease in net sales within the Animal Nutrition & Health segment for the third quarter of 2023 compared to the third quarter of 2022 was driven by lower sales in both the ruminant and monogastric species markets, partially offset by a favorable impact related to changes in foreign currency exchange rates. Total sales for this segment decreased by 17.8%, with volume and mix contributing -15.2%, average selling prices contributing -4.8%, and the change in foreign currency exchange rates contributing 2.2%.

•The increase in net sales within the Specialty Products segment for the third quarter of 2023 compared to the third quarter of 2022 was due to higher sales in the plant nutrition business and a favorable impact related to changes in foreign currency exchange rates, partially offset by lower sales in the performance gases business. Total sales for this segment increased by 1.2%, with average selling prices contributing 3.4%, the change in foreign currency exchange rates contributing 2.4%, and volume and mix contributing -4.5%.

•Sales relating to Other decreased from the prior year due to lower demand.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Gross margin	$76,544	$68,430	$8,114	11.9%
% of net sales	33.3%	28.0%
Gross margin dollars increased in the third quarter of 2023 compared to the third quarter of 2022 due to higher average selling prices and a decrease in cost of goods sold of $22,433. The 12.8% decrease in cost of goods sold was mainly driven by certain lower manufacturing input costs.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Operating expenses	$32,930	$34,805	$(1,875)	(5.4)%
% of net sales	14.3%	14.2%
The decrease in operating expenses in the third quarter of 2023 compared to the third quarter of 2022 was primarily due to reduced transaction and integration-related costs of $4,708, partially offset by a restructuring-related impairment charge of $1,618 and higher compensation-related expenses of $1,576.
Earnings from Operations

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Human Nutrition & Health	$31,275	$20,584	$10,691	51.9%
Animal Nutrition & Health	5,070	8,036	(2,966)	(36.9)%
Specialty Products	8,740	7,105	1,635	23.0%
Other and unallocated	(1,471)	(2,100)	629	30.0%
Earnings from operations	$43,614	$33,625	$9,989	29.7%

% of net sales (operating margin)	19.0%	13.8%

•Human Nutrition & Health segment earnings from operations increased $10,691 and the gross margin contribution was $10,110. In addition, operating expenses decreased by $578, primarily due to a favorable adjustment to transaction costs of $2,800, partially offset by a restructuring-related impairment charge of $1,262 and increased compensation-related expenses of $625.

•Animal Nutrition & Health segment earnings from operations decreased $2,966. Gross margin decreased $2,367. In addition, operating expenses increased by $598, primarily due to increased compensation-related expenses of $586 and a restructuring-related impairment charge of $356, partially offset by a favorable adjustment to transaction costs of $700.

•Specialty Products segment earnings from operations increased $1,635, primarily driven by higher average selling prices and lower manufacturing input costs.

•The increase in Other and unallocated was primarily driven by lower unallocated corporate expenses, partially offset by the aforementioned lower sales.

Other Expenses

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Interest expense	$6,594	$3,642	$2,952	81.1%
Other (income) expense, net	545	(1,102)	1,647	(149.5)%
	$7,139	$2,540	$4,599	181.1%

Interest expense for the three months ended September 30, 2023 and 2022 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The increase of $2,952 in interest expense is due to higher interest rates.
Income Tax Expense

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Income tax expense	$7,400	$5,836	$1,564	26.8%
Effective tax rate	20.3%	18.8%
The increase in the effective tax rate was primarily due to certain higher state taxes and lower tax benefits from stock-based compensation.

Results of Operations - Nine Months Ended September 30, 2023 and 2022

Net Earnings

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Net sales	$693,740	$709,827	$(16,087)	(2.3)%
Gross margin	227,063	211,812	15,251	7.2%
Operating expenses	106,205	99,931	6,274	6.3%
Earnings from operations	120,858	111,881	8,977	8.0%
Other expenses	16,864	3,908	12,956	331.5%
Income tax expense	22,099	24,012	(1,913)	(8.0)%
Net earnings	$81,895	$83,961	$(2,066)	(2.5)%
Net Sales

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Human Nutrition & Health	$412,777	$396,728	$16,049	4.0%
Animal Nutrition & Health	180,162	197,546	(17,384)	(8.8)%
Specialty Products	94,961	99,622	(4,661)	(4.7)%
Other	5,840	15,931	(10,091)	(63.3)%
Total	$693,740	$709,827	$(16,087)	(2.3)%

•The increase in net sales within the Human Nutrition & Health segment for the nine months ended September 30, 2023 as compared to 2022 was primarily driven by the contribution from recent acquisitions and a favorable impact related to changes in foreign currency exchange rates, partially offset by lower sales within food and beverage markets and the minerals and nutrients business. Total sales for this segment grew 4.0%, with average selling prices contributing 4.8%, the change in foreign currency exchange rates contributing 0.2%, and volume and mix contributing -1.0%.

•The decrease in net sales within the Animal Nutrition & Health segment for the nine months ended September 30, 2023 as compared to 2022 was primarily driven by lower sales in the monogastric market, partially offset by incremental sales related to the Bergstrom acquisition, and a favorable impact related to changes in foreign currency exchange rates. Total sales for this segment decreased by 8.8%, with volume and mix contributing -8.8%, average selling prices contributing -0.4%, and the change in foreign currency exchange rates contributing 0.5%.

•The decrease in net sales within the Specialty Products segment for the nine months ended September 30, 2023 as compared to 2022 was primarily due to lower sales in both the plant nutrition and performance gases businesses, partially offset by a favorable impact related to changes in foreign currency exchange rates. Total sales for this segment decreased by 4.7%, with volume and mix contributing -11.1%, the change in foreign currency exchange rates contributing 0.4%, and average selling prices contributing 6.0%.

•Sales relating to Other decreased from the prior year primarily due to lower demand.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Gross margin	$227,063	$211,812	$15,251	7.2%
% of net sales	32.7%	29.8%
Gross margin dollars increased in the nine months ended September 30, 2023 as compared to 2022 due to higher average selling prices and a decrease in cost of goods sold of $31,338. The 6.3% decrease in cost of goods sold was mainly driven by certain lower manufacturing input costs.
Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Operating expenses	$106,205	$99,931	$6,274	6.3%
% of net sales	15.3%	14.1%
The increase in operating expenses in the nine months ended September 30, 2023 as compared to 2022 was primarily due to restructuring-related impairment and asset disposal charges of $7,764, incremental operating expenses related to the Kappa and Bergstrom acquisitions of $7,099, and higher compensation-related expenses of $1,306, partially offset by reduced transaction and integration-related costs of $10,625.
Earnings from Operations

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Human Nutrition & Health	$77,209	$64,592	$12,617	19.5%
Animal Nutrition & Health	22,230	26,943	(4,713)	(17.5)%
Specialty Products	25,984	24,785	1,199	4.8%
Other and unallocated	(4,565)	(4,439)	(126)	(2.8)%
Earnings from operations	$120,858	$111,881	$8,977	8.0%

% of net sales (operating margin)	17.4%	15.8%

•Human Nutrition & Health segment earnings from operations increased $12,617 and the gross margin contribution was $19,709. This was partially offset by an increase in operating expenses of $7,093, primarily due to the incremental operating expenses related to the Kappa and Bergstrom acquisitions of $6,902 and restructuring-related impairment and asset disposal charges of $6,031, partially offset by favorable adjustments to transaction costs of $7,920.

•Animal Nutrition & Health segment earnings from operations decreased $4,713. Gross margin decreased $3,576 primarily due to lower sales. Additionally, operating expenses for this segment increased by $1,136, which was largely related to restructuring-related impairment charges of $1,444, higher compensation-related costs of $529, an increase in amortization of $363, and incremental operating expenses related to the Bergstrom acquisition of $197, partially offset by favorable adjustments to transaction costs of $1,980.

•Specialty Products segment earnings from operations increased $1,199, which was primarily driven by a 434 basis point increase in gross margin as a percent of sales. The increase in gross margin was due to higher average selling prices and decreases in certain manufacturing input costs. The increase was partially offset by an increase in operating expenses of $776, primarily driven by higher compensation-related expenses of $1,114.

•The decrease in Other and unallocated was primarily driven by the aforementioned lower sales, partially offset by decreases of unallocated corporate expenses.

Other Expenses

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Interest expense	$17,322	$5,147	$12,175	236.5%
Other (income) expense, net	(458)	(1,239)	781	(63.0)%
	$16,864	$3,908	$12,956	331.5%

Interest expense for the nine months ended September 30, 2023 and 2022 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The increase of $12,175 in interest expense is due to the additional borrowings in connection with the acquisitions and higher interest rates.
Income Tax Expense

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Income tax expense	$22,099	$24,012	$(1,913)	(8.0)%
Effective tax rate	21.3%	22.2%

The decrease in the effective tax rate was primarily due to certain lower state taxes and higher tax benefits from stock-based compensation.

Liquidity and Capital Resources
During the nine months ended September 30, 2023, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents increased to $76,952 at September 30, 2023 from $66,560 at December 31, 2022. At September 30, 2023, the Company had $65,475 of cash and cash equivalents held by foreign subsidiaries. We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds. Working capital was $233,184 at September 30, 2023 as compared to $195,761 at December 31, 2022, an increase of $37,423. Cash at September 30, 2023 reflects net repayments on the revolving loan of $60,000, capital expenditures and intangible assets acquired of $26,317, and payment of declared dividends in 2023 of $22,872.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2023	2022		% Change
Cash flows provided by operating activities	$116,355	$96,881	$19,474	20.1%
Cash flows used in investing activities	(22,948)	(401,525)	378,577	94.3%
Cash flows (used in) provided by financing activities	(83,175)	268,080	(351,255)	131.0%
Operating Activities
The increase in cash flows from operating activities was primarily driven by the impact from changes in working capital.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $26,317 and $35,793 for the nine months ended September 30, 2023 and 2022, respectively. In 2022, we completed the acquisitions of Kappa and Bergstrom. Cash paid for these acquisitions, net of cash acquired, amounted to $1,252 and $365,780, for the nine months ended September 30, 2023 and 2022, respectively.
Financing Activities
During 2023, we borrowed $18,000 under the 2022 Credit Agreement and made total loan payments of $78,000, resulting in $169,431 available under the 2022 Credit Agreement as of September 30, 2023.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,099,999 shares have been purchased. We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We also repurchase (withhold) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. Share repurchases are funded with existing cash on hand.
Proceeds from stock options exercised were $3,888 and $2,172 for the nine months ended September 30, 2023 and 2022, respectively. Dividend payments were $22,872 and $20,708 for the nine months ended September 30, 2023 and 2022, respectively.

Other Matters Impacting Liquidity
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15, Employee Benefit Plans. The liability recorded in "Other long-term liabilities" on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 was $1,462 and $1,465, respectively, and the plans are not funded. Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheets as of September 30, 2023 and December 31, 2022 were $379 and $393, respectively, and were included in "Other long-term obligations."
We provide an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, which are included in "Non-current assets" on the Company's condensed consolidated balance sheet. They are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability as of September 30, 2023 and December 31, 2022 was $9,594 and $8,527, respectively, and is included in "Other long-term obligations" on the condensed consolidated balance sheets. The related rabbi trust assets were $9,613 and $8,547 as of September 30, 2023 and December 31, 2022, respectively, and were included in "Other non-current assets" on the condensed consolidated balance sheets.

Significant Accounting Policies

There were no changes to our Significant Accounting Policies, as described in its December 31, 2022 Annual Report on Form 10-K, during the nine months ended September 30, 2023.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and nine months ended September 30, 2023. Refer to Note 18, Related Party Transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in checking accounts, certificates of deposit, and money market investment funds. In 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. This derivative settled on its maturity date of June 27, 2023. Refer to details noted above (see Note 20, Derivative Instruments and Hedging Activities). Additionally, as of September 30, 2023, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate (See Note 8, Revolving Loan). The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2022 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at September 30, 2023, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $3,806. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
(b) Changes in Internal Controls
On August 30, 2022, we acquired Bergstrom. As of September 30, 2023, management's assessment of and conclusion of the effectiveness of our internal controls over financial reporting of Bergstrom have been completed. Therefore, management's assessment of and conclusion of the effectiveness of our internal control over financial reporting also includes the internal controls over financial reporting of Bergstrom.

Other than the changes mentioned above, there have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Information with respect to certain legal proceedings is included in Note 16, "Commitments and Contingencies", to our consolidated financial statements for the quarter ended September 30, 2023 contained in this Quarterly Report on Form 10-Q, and is incorporated herein by reference
In our opinion, we do not expect pending legal matters to have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchase activity for the nine months ended September 30, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1-31, 2023	1,343	$130.96	1,343	$90,512,611
February 1-28, 2023	26,766	$137.24	26,766	$91,178,224
March 1-31, 2023	—	$—	—	$91,178,224
First Quarter	28,109		28,109

April 1-30, 2023	—	$—	—	$91,178,224
May 1-31, 2023	504	$132.26	504	$83,654,563
June 1-30, 2023	63	$134.81	63	$89,485,395
Second Quarter	567		567

July 1-31, 2023	482	$128.54	482	$85,264,695
August 1-31, 2023	—	$—	—	$85,264,695
September 1-30, 2023	293	$134.00	293	$88,847,226
Third Quarter	775		775

Total	29,451		29,451

(1) The Company repurchased (withheld) shares from employees solely in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan.

(2) Our Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,099,999 shares have been purchased. Other than shares withheld for tax purpose, as described in footnote 1 above, no share repurchases were made under the Company's stock repurchase program during the nine months ended September 30, 2023. There is no expiration for this program.

(3) Dollar amounts in this column equal the number of shares remaining available for repurchase under the stock repurchase program as of the last date of the applicable month multiplied by the monthly average price paid per share.

Item 5.     Other Information

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2023.

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

Date: October 27, 2023