Form 10-K
period 2023-12-31
BALCHEM CORP
filed 2024-02-16
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☐ No ☑
The aggregate market value of the common stock, par value $.06-2/3 per share (the “Common Stock”), issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the NASDAQ Stock Market LLC on June 30, 2023 was approximately $4,321,000,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant’s 401(k)/profit sharing plan have been excluded.
The number of shares outstanding of Common Stock was 32,266,941 as of February 2, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s proxy statement for its 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated therein.

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
Human Nutrition and Health
The Human Nutrition and Health ("HNH") segment provides human grade choline nutrients and mineral amino acid chelated products through this segment for nutrition and health applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The Company's mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products; proprietary technologies have been combined to create an organic molecule in a form the body can readily assimilate. Sales growth for human nutrition applications is reliant on differentiation from lower-cost competitive products through scientific data, intellectual property and customers' appreciation of brand value. Consequently, the Company makes investments in such activities for long-term value differentiation. This segment also manufactures specialty vitamin K2, which plays a crucial role in the human body for bone health, heart health and immunity, and methylsulfonylmethane ("MSM"), which is a widely used nutritional ingredient that helps provide benefits for joint health, sports nutrition, skin and beauty, and healthy aging. This segment also serves the food and beverage industry for beverage, bakery, dairy, confectionary, and savory manufacturers. The Company partners with its customers from ideation through commercialization to bring on-trend beverages, baked goods, confections, dairy and meat products to market. The Company has expertise in trends analysis and product development. With its strong manufacturing capabilities in customized spray dried and emulsified powders, extrusion and agglomeration, blended lipid systems, liquid flavor delivery systems, juice and dairy bases, chocolate systems, ice cream bases and variegates, the Company is a one-stop solutions provider for beverage and dairy product development needs. Additionally, this segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, sports and protein bars, dietary plans, and nutritional supplements. The Company also creates cereal systems for ready-to-eat cereals, grain-based snacks, and cereal based ingredients.
Animal Nutrition and Health

The Company’s Animal Nutrition and Health ("ANH") segment provides nutritional products derived from its microencapsulation and chelation technologies in addition to the essential nutrient choline chloride. For ruminant animals, the Company’s microencapsulated products boost health and milk production by delivering nutrient supplements that are biologically available, providing required nutritional levels. The Company’s proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for monogastric animal health, predominantly to the poultry, pet and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. In poultry, choline deficiency can result in reduced growth rates and perosis in young birds, while in swine production choline is a necessary and required component of gestating and lactating sow diets for both liver health and prevention of leg deformity. This segment also manufactures MSM, which is a widely used nutritional ingredient that provides benefits for pet health.

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

Specialty Products
The Company re-packages and distributes a number of performance gases and chemicals for various uses by its customers, notably ethylene oxide, propylene oxide, and ammonia. Ethylene oxide is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Contract sterilizers and medical device manufacturers are principal customers for this product. Propylene oxide is marketed and sold as a fumigant to aid in the control of insects and microbiological spoilage, to reduce bacterial and mold contamination in certain shelled and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes, and for various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings. Ammonia is used primarily as a refrigerant, for heat treatment of metals and various chemical synthesis applications, and is distributed in reusable and recyclable drum and cylinder packaging approved for use in the countries these products are shipped to.
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
Acquisitions
On August 30, 2022, the Company's wholly-owned subsidiary Albion Laboratories, Inc. ("Albion") entered into a Stock Purchase Agreement, and closed on such transaction with Cardinal Associates Inc. ("Cardinal"), a corporation organized under the laws of the State of Washington, pursuant to which Albion acquired Cardinal and its Bergstrom Nutrition business (collectively, "Bergstrom"). Bergstrom is a leading science-based manufacturer of MSM, based in Vancouver, Washington. Details related to the Bergstrom acquisition are disclosed in Note 2, Significant Acquisitions. The addition of OptiMSM®, Bergstrom Nutrition's MSM brand, to the Company's portfolio within the Human Nutrition and Health and Animal Nutrition and Health segments provides a synergistic scientific advantage in Balchem's key strategic therapeutic focus areas such as longevity and performance and is a strong fit with Balchem's specialty, science-backed mineral products.
On June 21, 2022, the Company and its wholly-owned subsidiary, Balchem B.V., completed the acquisition of Kechu BidCo AS and its subsidiary companies, including Kappa Bioscience AS, a leading science-based manufacturer of specialty vitamin K2 for the human nutrition industry, headquartered in Oslo, Norway (all acquired companies collectively referred to as “Kappa”). Details related to the Kappa acquisition are disclosed in Note 2, Significant Acquisitions. The acquisition strengthens the Company's scientific and technical expertise, geographic reach, and marketplace leadership, which should ultimately lead to accelerated growth for the Company's portfolios within the Human Nutrition and Health segment.

Raw Materials

The raw materials utilized by us in the manufacture of our products are sourced from suppliers both domestically and internationally. Such raw materials include materials derived from petrochemicals, minerals, metals, agricultural commodities and other readily available commodities and are subject to price fluctuations due to market conditions. In 2023, supply reliability improved due to a weaker macroeconomic (demand) environment though we experienced some difficulties in procuring certain materials due to the challenging geopolitical environment impacting some supply lanes. In a year of mixed inflationary and deflationary trends across key categories we source, we were able to secure most necessary materials from our suppliers and continued to strive to ensure a sustainable supply chain to support our growing business operations.

Intellectual Property

We currently hold over 130 patents and over 400 trademarks in the United States and overseas. We also use know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of our products. Formulae and know-how are of particular importance in the manufacture of a number of our proprietary products. We believe that our patents, in the aggregate, are advantageous to our business. However, we do not believe we are materially dependent on any particular patent or any particular group of patents. We believe that our sales and competitive position are dependent primarily upon the quality of our products, technical sales efforts and market conditions, rather than on patent protection.
Seasonality
While in general, the businesses of our segments are not seasonal to any material extent, the plant nutrition business within Specialty Products is a seasonal business with the vast majority of sales occurring in the first half of the year, based on the planting season in the northern hemisphere.
Backlog
At December 31, 2023, we had a total backlog of $42,957 (comprised of $32,418 for the HNH segment; $7,639 for the ANH segment; $2,678 for the Specialty Products segment, and $222 for other), as compared to a total backlog of $47,022 at December 31, 2022 (comprised of $31,550 for the HNH segment; $11,983 for the ANH segment; $2,980 for the Specialty Products segment and $509 for other). It has generally been our policy and practice to maintain an inventory of finished products and/or component materials for our segments to enable us to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2024 fiscal year.
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
Competition in the animal feed and industrial markets we serve is based primarily on product performance, customer support, quality, service and price. The markets for our products are subject to competitive risks because these markets are highly price competitive. Our competition in this market includes a variety of animal nutrition and health ingredient companies, along with certain industrial companies, many of which are privately-held. Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors.
In the Specialty Products segment, competition within Performance Gases is based primarily on service, reliability, quality, and price. Our competitors in this market vary globally, many of which are regional privately-held companies. We also face competition from alternate technologies or substitute products. In our plant nutrition business, competition is based primarily on product performance, customer support, quality, and price. The development of new and improved products is also important to our ability to compete. Our competition in this market is primarily regional privately-held companies.
Research and Development
During the years ended December 31, 2023, 2022 and 2021, we incurred research and development expenses of approximately $15,049, $12,191, and $13,524, respectively, on Company-sponsored research and development for new products, improvements to existing products, and manufacturing processes. We have historically funded our research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.
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
Capital Projects
We continue to invest in projects across all production facilities and capital expenditures were approximately $37,274, $49,086, and $36,142 for 2023, 2022 and 2021, respectively. In 2023, we invested $20,720 on projects expected to provide favorable returns on investment, including expanded capacity in key product lines in the HNH segment. In addition, we invested $6,900 for environmental, health, safety, and security upgrades to our facilities. In 2022, we invested $29,759 on projects expected to provide favorable returns on investment, including expanded capacity in key product lines in the HNH segment. In addition, we invested $6,020 for environmental, health, safety, and security upgrades to our facilities and $3,024 in automation projects that improved quality and efficiency of our operations. In 2021, we invested $20,544 on projects expected to provide favorable returns on investment, including expanded capacity in key product lines in the HNH segment. In addition, we invested $3,138 for environmental, health, safety, and security upgrades to our facilities, $2,330 in automation projects that improved quality and efficiency of our operations, and $2,222 in research and development projects. Capital expenditures are projected to range from $35,000 to $40,000 for 2024, including our continued efforts to invest in energy and water saving projects, while exploring additional renewable energy opportunities in support of the company's sustainability efforts.
Environmental and Regulatory Matters
The Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”), a health and safety statute, requires that certain products within our Specialty Products segment must be registered with the U.S. Environmental Protection Agency ("EPA") because they are considered pesticides. As part of the registration review process, the EPA assesses a wide variety of studies to determine the likelihood of risk to human health and the environment from exposure associated with use of the product. We hold EPA registrations permitting us to sell ethylene oxide as a medical device sterilant and spice fumigant and propylene oxide as a fumigant of nuts and spices.
In April 2008, the EPA issued a RED (“Re-registration Eligibility Decision”) for ethylene oxide which permitted the continued use of ethylene oxide “to sterilize medical or laboratory equipment, pharmaceuticals, and aseptic packaging, or to reduce microbial load on musical instruments, cosmetics, whole and ground spices and other seasoning materials and artifacts, archival material or library objects”. In 2013, the EPA initiated a new registration review of ethylene oxide, in line with and as part of the registration review scheduled for a large number of other pesticides. When the Final Work Plan was issued in March 2014, the EPA anticipated that this registration review process would take approximately seven years. In December 2016, the EPA issued its Integrated Risk Information System (“IRIS”) assessment of ethylene oxide (the "IRIS Assessment"), another aspect of the EPA’s safety review of ethylene oxide. In November 2020, the EPA issued a Draft Human Health Risk Assessment for Ethylene Oxide (“Draft HHRA”). In this Draft HHRA, the EPA presented multiple perspectives on risk extrapolation, including the IRIS Assessment. While acknowledging the necessity of maintaining the critical uses of ethylene oxide, based on the range of unit risk provided in this qualitative assessment, the EPA stated that there should be further mitigation measures implemented. In April 2023, the EPA released a Proposed Interim Decision and Draft Human Health Risk Assessment addendum which included certain proposed mitigation measures. We believe that the EPA intends to reregister ethylene oxide for the sterilization of medical or laboratory equipment, pharmaceuticals, aseptic packaging, and the reduction of microbes on spices/seasonings, with the proposed mitigation measures potentially impacting such users, including our customers. The product, when used as a sterilant for certain medical devices, has no known equally effective substitute. In October 2019, the U.S. Food and Drug Administration in a public statement said, "Although medical devices can be sterilized by several methods, ethylene oxide is the most common method of sterilization of medical devices in the U.S. and is a well-established and scientifically-proven method of preventing harmful microorganisms from reproducing and causing infections." Management believes the lack of availability of this product could not be reasonably tolerated by various medical device manufacturers or the health care industry due to the resultant infection potential.
Similarly, the EPA issued a RED for propylene oxide in August 2006. At that time, the EPA “determined that products containing the active ingredient propylene oxide ("PPO") are eligible for re-registration provided that…risk mitigation measures…are adopted.” In 2013, the EPA initiated a new registration review of propylene oxide, in line with and as part of the registration review scheduled for a large number of other pesticides. A Final Work Plan was issued in March 2014, and the EPA anticipated that this review process would take approximately seven years. In October 2020, the EPA issued both the Proposed Interim

Decision and Draft Risk Assessment for propylene oxide. In July 2021, the EPA issued the Interim Decision. Based on these documents, the use of propylene oxide to treat nuts and spices will continue to be permitted with minimal changes to the current approved usage. We submitted those changes and expect the EPA to review and approve them in the coming months during 2024.
Our facility in Verona, Missouri facility, while held by a prior owner, Syntex Agribusiness, Inc. (“Syntex”), was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983 because of dioxin contamination on portions of the site. Remediation was conducted by Syntex under the oversight of the EPA and the Missouri Department of Natural Resources. We are indemnified by the sellers under our May 2001 asset purchase agreement covering our acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site, and one of the sellers, in turn, has the benefit of certain contractual indemnification by Syntex in relation to the implementation of the above-described Superfund remedy. In June 2023, in response to a Special Notice Letter received from the EPA in 2022, BCP Ingredients, Inc. ("BCP"), the Company's subsidiary that operates the site, Syntex, EPA, and the State of Missouri entered into an Administrative Settlement Agreement and Order on Consent (“ASAOC”) for a focused remedial investigation/feasibility study ("RI/FS") under which (a) BCP will conduct a source investigation of potential source(s) of releases of 1,4-dioxane and chlorobenzene at a portion of the site and (b) BCP and Syntex will complete a RI/FS to determine a potential remedy, if any is required. Activities under the ASAOC are underway and are expected to continue for some period of time.
In connection with normal operations at our plant facilities, we are required to maintain environmental and other permits, including those relating to the use of ethylene oxide. From time to time, our manufacturing sites may be subject to inspections by the EPA and other agencies. To the extent any consent orders or other agreements are entered into as a result of findings from such inspections, the Company is committed to ensuring compliance with such orders or agreements. For a further discussion of our potential environmental liabilities, see Note 16, Commitments and Contingencies, to our Consolidated Financial Statements.
We believe we are in compliance in all material respects with applicable laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Such compliance includes the maintenance of required permits under air pollution regulations and compliance with requirements of the Occupational Safety and Health Administration. The cost of such compliance has not had a material effect upon the results of our operations or our financial condition.
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
Human Capital
Our employees are our most valued asset and fundamental to our success. As of December 31, 2023, we employed approximately 1,302 full-time employees worldwide, with approximately 18% covered by collective bargaining agreements. We are seeing some modest improvement in most relevant labor markets and we believe that we have been successful in attracting skilled and experienced personnel in a competitive environment and that our human capital resources are adequate to perform all business functions. In addition, we continue to enhance technology to further optimize productivity and performance.
Health and Safety
Protecting the workplace environment and the health and safety of our employees, contractors, visitors, and neighbors is our top priority. Our recordable injury rate, which is defined as recordable injuries per 200,000 hours worked, was 1.39 and 1.17 in 2023 and 2022, respectively. The injuries were primarily the result of manual material handling and cultural/behavioral factors that influence outcome. We are adjusting our 2024 environmental, health, safety, and security management system to include an even greater emphasis on hazard identification/correction and cultural/behavioral aspects of personal safety. In addition, we continually upgrade our facilities to reduce health and safety risks and establish procedures with appropriate personnel protection for the safety of our employees.
Diversity and Inclusion
We recognize that our best performance is achieved when our teams are diverse, and accordingly, diversity and inclusion are important elements of Balchem's Human Resources strategy. We strive to promote inclusion through the implementation of inclusive leadership training across the Company and are committed to increasing representation of minorities throughout the organization. In 2023, our total workforce consisted of 74% male and 26% female among all employees and 47% male and 53%

female when excluding supply chain and operations functions. In 2022, our total workforce consisted of 75% male and 25% female among all employees and 50% male and 50% female when excluding supply chain and operations functions. With the support of our Board of Directors, we continue to explore additional diversity and inclusion initiatives.
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
For the years ended December 31, 2023 and 2022, our turnover rate was 11% and 15%, respectively, for salaried employees with an average length of service of over 9 years for both years. For the years ended December 31, 2023 and 2022, our turnover rate was 29% and 36%, respectively, for hourly employees with an average length of service of about 7 years for both years. We are continuing to improve employee retention with effective employment engagement efforts, a productive performance review process, and competitive compensation.
Sustainability
We operate as strong stewards of our shareholders, customers, suppliers, employees, and the communities in which we operate. We are working to make our workforce more inclusive, our business more sustainable, and our communities more engaged by maintaining strong environmental, social and governance practices.
In 2023, we published our 2022 Sustainability Report. This report provides detailed information regarding our Corporate Responsibility strategy, focus areas and governance structure. We are committed to reducing our greenhouse gas emissions by implementing new technologies, improving operational efficiencies, and expanding green energy usages. In addition, we are committed to reducing our global water use by reducing and recycling water usage and investing new technologies to improve water efficiency. For more information on our approach to sustainability management, refer to our 2022 Sustainability Report, which is available on our website at https://balchem.com/our-company/corporate-social-responsibility/sustainability. The information contained on, or that may be accessed through, the Company’s website is not incorporated by reference into, and is not part of, this Annual Report on Form 10-K.
In December 2023, Balchem was named on Newsweek's 2024 list of America's Most Responsible Companies and has earned a ranking amongst this prestigious list of companies for the fourth consecutive year. This prestigious list, compiled by Newsweek in partnership with Statista Inc., recognizes the most responsible companies in the U.S. across a variety of industries, and is based on their assessment of publicly available corporate responsibility data. We are pleased to be recognized by Newsweek and Statista for our leadership in corporate responsibility.
Available Information
Our headquarters is located at 5 Paragon Drive, Montvale, NJ 07645. Our telephone number is (845) 326-5600 and our Internet website address is www.balchem.com. We make available through our website, free of charge, our Annual Reports on Form 10-

K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission (the "SEC"). Such reports are available via a link from the Investor Relations page on our website to a list of our reports on the SEC’s EDGAR website. The address of the SEC's website is www.sec.gov.

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
Our net sales consist of sales both within and outside the United States. In addition, we conduct a portion of our manufacturing outside the United States. The majority of our foreign sales occur through our foreign subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; imposition of, or changes in, tariffs, sanctions, trade restrictions, and trade relations including but not limited to those associated with the United States-Mexico-Canada Agreement ("USMCA") which replaced the North American Free Trade Agreement ("NAFTA"), other free trade agreements, and the exit of the United Kingdom from the European Union; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

Our sales and operations may be adversely affected by supply chain disruptions due to political unrest, terrorist acts, and national and international conflicts.
Our sales and operations are subject to a number of risks, including political and economic instability, which could have a material adverse impact on our ability to increase or maintain our international sales and operations. National and international conflicts such as war, border closures, civil disturbances and terrorist acts, including Russia's invasion of Ukraine and the ongoing conflict between Israel and Hamas, may increase the likelihood of already strained supply interruptions and further hinder our ability to access the materials and energy we need to manufacture our products. Additional supply chain disruptions will make it harder for us to find favorable pricing and reliable sources for the materials we need. As a result, such disruptions will put upward pressure on our costs and increase the risk that we may be unable to acquire the materials and services we need to continue to make certain products, in particular at our manufacturing facilities in Europe.

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
Despite our implementation of cybersecurity measures which have focused on prevention (including a robust cybersecurity employee education program to train our employees on email and password security, recognizing phishing and related topics on a regular basis), mitigation, resilience and recovery, our network and products, including access solutions, may be vulnerable to cybersecurity attacks, computer viruses, malicious codes, malware, ransomware, phishing, social engineering, denial of service, hacking, break-ins and similar disruptions, including through use of new artificial intelligence tools or methods. Cybersecurity attacks and intrusion efforts are continuous and evolving, and in certain cases they have been successful at the most robust institutions. The scope and severity of risks that cyber threats present have increased dramatically and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or premises, exploiting weaknesses related to vendors or other third parties that could be exploited to attack our systems, denials of service and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, operating results and financial condition, as we face regulatory, reputational and litigation risks resulting from potential cyber incidents, as well as the potential of incurring significant remediation costs. Further, while we maintain insurance coverage that may, subject to policy terms and exclusions, cover certain aspects of our cyber risks, such insurance coverage may be insufficient to cover our losses or all types of claims that may arise in the continually evolving area of cyber risk.
We also face increasing and evolving disclosure obligations related to cybersecurity events. Despite rigorous processes, we may not adequately meet all our existing or future disclosure obligations and/or having our disclosures misinterpreted. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures could lead to negative publicity, loss of customer confidence in the effectiveness of our security measures, diversion of management's attention and governmental investigations.
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
Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business are influenced by various factors. There is an increased focus from our stakeholders on Environmental, Social and Governance (“ESG”) practices and disclosure – and if we fail, or are perceived to have failed, in any number of ESG matters, such as environmental stewardship, goals regarding our intended reduction of carbon emissions and water usage, inclusion and diversity, workplace conduct and support for local communities, or to effectively respond to changes in, or new, legal or regulatory requirements concerning climate change or other sustainability concerns, our reputation or the reputation of our brands may suffer. Such damage to our reputation and the reputation of our brands may negatively impact our business, financial condition and results of operations. Further, there are an increasing number of anti-ESG legislative initiatives that may conflict with other regulatory requirements or our stakeholders' expectations.
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
There is increased focus on the use and emissions of ethylene oxide by the EPA and state environmental agencies. Certain of the Company’s customers who use ethylene oxide in the U.S. for the sterilization of medical devices have received ongoing state and local scrutiny for environmental concerns at their facilities. This scrutiny is associated with the IRIS Assessment described in “Item 1. Business – Environmental and Regulatory Matters” of this report, which deemed exposure to ethylene oxide as unsafe at levels far below those found in the environment. The EPA began using the IRIS Assessment in 2020 to regulate change to existing permissible emissions limits at facilities that produce or use ethylene oxide in non-sterilization processes, and subsequently proposed rules for ethylene oxide sterilization facilities as well. These rules have yet to be finalized. Additionally, some state and local regulators have drawn their own conclusions from the IRIS Assessment, which has resulted in certain state actions against our customers that continue to impact these customers’ ability to use the ethylene oxide process to sterilize medical devices. Due to these regulatory actions, many customers have taken or are expected to take some voluntary downtime to install new abatement equipment. The installation of the new abatement equipment is being done ahead of what is expected to be changes in the EPA regulations. The Company remains confident that the sterilization industry will be able to install abatement equipment to satisfy the new forthcoming EPA requirements. The Company is working with various stakeholders to ensure the EPA considers all available assessments to appropriately quantify ethylene oxide's risks. While the Company believes that EPA will, as it has in the past, ultimately regulate to lower emissions levels based on a combined consideration of the various assessments available and that industry will then adopt practices and procedures to ensure compliance with these new regulations, there is no assurance that this will be the case. Further, additional regulatory requirements associated with the use and emission of ethylene oxide may be imposed in the future, both within and outside of the U.S. Such increased regulation could require our customers and/or the Company to temporarily suspend operations to install additional fugitive emissions control technology, limit the use of ethylene oxide or take other actions which could impact our business, financial condition or results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity
Cybersecurity is a critical part of our enterprise risk management. The Board, through its Audit Committee, oversees enterprise risk management, including cybersecurity. To more effectively address cybersecurity threats, we have numerous security layers within our least privilege network approach which is managed by our Information Technology Department. Our cybersecurity programs align with numerous standards and continues to grow and develop as new technologies emerge. Further, we have regular user awareness testing and trainings in place which helps keep all end users and executive leadership up-to-date on the most current threats. The global head of Information Security, possessing credentials in both information technology (“IT”) and cybersecurity, provides regular updates to senior management. Additionally, they provide at least an annual update, or more frequently if necessary, to both the Audit Committee and the full Board regarding the current threat landscape at Balchem, cybersecurity technologies, mitigation strategies, industry trends and best practices that we follow, major cybersecurity incidents (if any), and other areas of importance. The global head of Information Security has responsibility over cybersecurity management globally and reports directly to the Chief Financial Officer. Additional activities to maintain and enhance information security are discussed below.
•Reliable, Scalable Systems and Infrastructure
Our information security systems, infrastructure, and processes are built on and follow the U.S. National Institute of Standards and Technology ("NIST") framework for information security, which is a set of guidelines, accepted standards, and best practices for mitigating organization cybersecurity risks published by NIST. We continue to make significant investments in industry-leading and advanced technologies as part of our strategy to strengthen our security posture, business continuity capabilities, and ability to protect and safeguard systems and stakeholder data. Our Information Security Program and systems are tested and assessed annually by an independent third party.
•Automation and Artificial Intelligence
We have implemented automated systems to proactively test attack vectors by emulating inside and outside threats resulting in the validation of our ability to detect and defend against a cyber attack. Artificial intelligence is used as part of early warning systems designed to detect, alert, and respond to potential cyber threats.
•Training
Recognizing that information security, stakeholder data, and privacy principles involve more than just systems and infrastructure, we provide semi-annual cybersecurity education and training to all users with access to IT systems, devices, or applications. Internal social engineering phishing campaigns are conducted regularly with the goal of building a culture of cybersecurity, as well as raising awareness and reinforcing best practices across the organization.
Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls.
We apply a risk-based approach to mitigate cybersecurity risks associated with our use of third-party service providers and cybersecurity considerations affect the selection and oversight of these third-party service providers. We perform due diligence on third parties that have access to our most critical systems, data or facilities that house such systems or data.
While we have experienced cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows. Even with the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item 1A. “Risk Factors - Operational Risks - Disruptions or breaches of our information systems could adversely affect us” for a discussion of cybersecurity risks.
In the event of a possible cybersecurity incident, we would immediately implement our crisis management plan, which includes the following steps:
(1) Internal reporting and review of the incident or development
(2) Gathering and assessing information
(3) Developing and implementing a communications strategy
(4) Monitoring and evaluating a response

(5) Debrief and recovery
As part of the gathering and assessment of information in step 2, we will consider various factors to make a materiality determination of the incident, including business impact, potential costs, impacted data, scope of the incident, possible litigation or regulatory implications, and reputational damage.

Item 2.    Properties
Our corporate headquarters is located in Montvale, New Jersey. Our operations are conducted at our owned and leased facilities throughout the U.S. and other foreign countries. These facilities house manufacturing and warehousing operations, as well as administrative offices. We have a total of 38 locations across the world and some of these manufacturing and warehousing locations serve multiple segments.
The following is a summary of our principal properties:

Segment	Location	Administrative	Manufacturing	Warehousing
Corporate	5 U.S. cities	5	—	—
HNH	17 U.S. cities and 6 foreign countries	1	16	6
ANH	9 U.S. cities and 3 foreign countries	—	10	2
Specialty Products	6 U.S. cities and 6 foreign countries	2	8	2
Other	2 U.S. cities and 1 foreign country	—	3	—

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

Information with respect to certain legal proceedings is included in Note 16, Commitments and Contingencies, to our Consolidated Financial Statements for the year ended December 31, 2023 contained in this Annual Report on Form 10-K, and is incorporated herein by reference.

In our opinion, we do not expect pending legal matters to have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.

Item 4.    Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of executive officers of the Company as of February 16, 2024.
Theodore L. Harris, age 58, has served as our Chairman, President and Chief Executive Officer since 2017.
C. Martin Bengtsson, age 46, has served as our Executive Vice President and Chief Financial Officer since February 2019.
Hatsuki Miyata, age 48, has served as our Executive Vice President, General Counsel and Secretary since July 2022. Ms. Miyata previously served as Deputy General Counsel and Corporate Secretary at Allegion plc, a global manufacturing company in seamless access and security products, from October 2018 to July 2022.
Frederic Boned, age 46, has served as our Senior Vice President and General Manager, Human Nutrition and Health, since November 2022. Prior to that, he served as Regional Vice President, Health Nutrition and Care – North America from January 2022 to November 2022, and Vice President, Human Nutrition and Health – North America from September 2018 to January 2022, each at DSM, a Dutch multinational corporation in the fields of health and nutrition.
Jonathan H. Griffin, age 48, has served as our Senior Vice President and General Manager, Animal Nutrition and Health, since September 2022. Prior to that, he led that business segment as our Vice President and General Manager, Animal Nutrition and Health from 2016 to September 2022.
Martin L. Reid, age 57, has served as our Senior Vice President and Chief Supply Chain Officer since September 2022. Prior to that, he served as Vice President and Chief Supply Chain Officer from January 2021 to September 2022. Mr. Reid served as Chief Supply Chain Officer at Godiva Chocolate from May 2019 to December 2020, and as Vice President, Supply Chain – North America Manufacturing at The Estee Lauder Companies, Inc., a multinational cosmetics company, prior to that.
Michael R. Sestrick, Ph.D., age 60, has served as our Senior Vice President and Chief Technology Officer since September 2022. Prior to that he served as our Vice President and Chief Technology officer from April 2017 to September 2022.
M. Brent Tignor, age 46, has served as our Senior Vice President and Chief Human Resources Officer since September 2022. Prior to that, he led the Human Resources department as our Vice President and Chief Human Resources Officer from February 2022 to September 2022 and as our Vice President, Human Resources from 2016 to February 2022.
Job L. van Gunsteren, age 48, has served as our Senior Vice President and General Manager, Specialty Products, since September 2022. Prior to that, he served as our Vice President and General Manager, Special Products from August 2019 to September 2022 and as our Director for Animal Nutrition and Health – EMEA from 2013 to 2019.
William A. Backus, age 57, has served as our Vice President and Chief Accounting Officer since October 2017. He also served as interim Chief Financial Officer from October 2018 to February 2019.

All above-listed officers except for Ms. Miyata, Mr. Boned, and Mr. Reid have been employed by the Company for more than the past five years. No family relationship exists between any of the above-listed executive officers of the Company. All officers are elected to hold office for one year or until their successors are elected and qualified or their earlier death, resignation or removal from office by the Board of Directors of the Company.

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock is listed on the Nasdaq Stock Market LLC under the symbol “BCPC.”
On February 2, 2024, the closing price for the Common Stock on the Nasdaq Stock Market LLC was $143.14.
Record Holders
As of February 2, 2024, the approximate number of holders of record of Common Stock was 64. Such number does not include stockholders who hold their stock in street name.

Performance Graph
The graph below sets forth the cumulative total stockholder return on the Common Stock (referred to in the table as “BCPC”) for the five years ended December 31, 2023, the overall stock market return during such period for shares comprising the Russell 2000® Index (which we believe includes companies with market capitalization similar to that of us), and the overall stock market return during such period for shares comprising the Dow Jones U.S. Specialty Chemicals Index, in each case assuming a comparable initial investment of $100 on December 31, 2018 and the subsequent reinvestment of dividends. The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index. In light of our industry segments, we do not believe that published industry-specific indices are necessarily representative of stocks comparable to us. Nevertheless, we consider the Dow Jones U.S. Specialty Chemicals Index to be potentially useful as a peer group index with respect to us. The performance of the Common Stock shown on the graph below is historical only and not necessarily indicative of future performance.

DOLLARS ($)
225
200
175
150
125
100
75
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Balchem Corp (BCPC)
Russell 2000 Index (RTY)
Dow Jones US Specialty Chemical index (DJUSCX)

Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the year ended December 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
January 1-31, 2023	1,343	$130.96	1,343	$90,512,611
February 1-28, 2023	26,766	$137.24	26,766	$91,178,224
March 1-31, 2023	—	$—	—	$91,178,224
First Quarter	28,109		28,109

April 1-30, 2023	—	$—	—	$91,178,224
May 1-31, 2023	504	$132.26	504	$87,807,402
June 1-30, 2023	63	$134.81	63	$89,488,765
Second Quarter	567		567

July 1-31, 2023	482	$128.54	482	$85,264,695
August 1-31, 2023	—	$—	—	$85,264,695
September 1-30, 2023	293	$134.00	293	$88,847,226
Third Quarter	775		775

October 1-31, 2023	—	$—	—	$88,847,226
November 1-30, 2023	241	$119.51	241	$79,211,236
December 1-31, 2023	2,866	$144.94	2,866	$95,651,484
Fourth Quarter	3,107		3,107

Total	32,558		32,558

(1) The Company repurchased (withheld) shares from employees solely in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan.
(2) Our Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,103,106 shares have been repurchased. Other than shares withheld for tax purposes, as described in footnote 1 above, no share repurchases were made under the Company's stock repurchase program during the year ended December 31, 2023. There is no expiration for this program.

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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All amounts in thousands, except share and per share data)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (filed with the SEC on February 24, 2023) for additional discussion of our financial condition and results of operations for the year ended December 31, 2021. In addition, discussion of year-to-year comparisons between 2022 and 2021 are not included in this Annual Report on Form 10-K, and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See “Cautionary Statement Regarding Forward-Looking Statements.”

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
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2023, 2022 and 2021 (in thousands):

Business Segment Net Sales
	2023	2022	2021
Human Nutrition and Health	$550,751	$527,131	$442,733
Animal Nutrition and Health	238,326	262,297	226,776
Specialty Products	125,965	131,438	117,020
Other and Unallocated (1)	7,397	21,492	12,494
Total	$922,439	$942,358	$799,023

Business Segment Earnings From Operations
	2023	2022	2021
Human Nutrition and Health	$102,419	$82,125	$76,031
Animal Nutrition and Health	27,576	36,056	26,179
Specialty Products	34,579	32,789	30,020
Other and Unallocated (1)	(5,381)	(5,784)	(4,728)
Total	$159,193	$145,186	$127,502

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $1,617, $3,581 and $1,264 for years ended December 31, 2023, 2022 and 2021, respectively, and (ii) Unallocated amortization expense of $312, $2,951, and $2,510 for years ended December 31, 2023, 2022, and 2021, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

Acquisitions
On August 30, 2022, we completed the acquisition of Bergstrom, a leading science-based manufacturer of MSM, based in Vancouver, Washington, and on June 21, 2022, we completed the acquisition of Kappa, a leading science-based manufacturer of specialty vitamin K2 for the human nutrition industry, headquartered in Oslo, Norway. Details related to both acquisitions are disclosed in Note 2, Significant Acquisitions, and the "Acquisitions" section in Item 1. Business.

Results of Operations - Fiscal Year 2023 compared to Fiscal Year 2022

Summary of Consolidated Statements of Earnings

(in thousands)	2023	2022	Increase (Decrease)	% Change
Net sales	$922,439	$942,358	$(19,919)	(2.1)%
Gross margin	302,056	280,451	21,605	7.7%
Operating expenses	142,863	135,265	7,598	5.6%
Earnings from operations	159,193	145,186	14,007	9.6%
Interest and other expenses	21,932	11,437	10,495	91.8%
Income tax expense	28,718	28,382	336	1.2%
Net earnings	$108,543	$105,367	$3,176	3.0%
Management's discussion and analysis of the Consolidated Statements of Earnings is included below:
Net Sales

			Increase (Decrease)
(in thousands)	2023	2022		% Change
Human Nutrition and Health	$550,751	$527,131	$23,620	4.5%
Animal Nutrition and Health	238,326	262,297	(23,971)	(9.1)%
Specialty Products	125,965	131,438	(5,473)	(4.2)%
Other	7,397	21,492	(14,095)	(65.6)%
Total	$922,439	$942,358	$(19,919)	(2.1)%

•The increase in net sales within the Human Nutrition and Health segment for 2023 compared to 2022 was primarily driven by the contribution from recent acquisitions, higher sales within the minerals and nutrients business, and a favorable impact related to changes in foreign currency rates, partially offset by lower sales within food and beverage markets. Total sales for this segment grew 4.5%, with average selling prices contributing 2.6%, volume and mix contributing 1.6%, and the change in foreign currency exchange rates contributing 0.3%.

•The decrease in net sales within the Animal Nutrition and Health segment for 2023 compared to 2022 was primarily driven by lower sales in both the monogastric and ruminant species markets, partially offset by incremental sales related to the Bergstrom acquisition, and a favorable impact related to changes in foreign currency exchange rates. Total sales for this segment decreased by 9.1%, with volume and mix contributing -6.3%, average selling prices contributing -3.5%, and the change in foreign currency exchange rates contributing 0.7%.

•The decrease in Specialty Products segment sales for 2023 compared to 2022 was primarily due to lower sales in both the plant nutrition and performance gases businesses, partially offset by a favorable impact related to changes in foreign currency exchange rates. Total sales for this segment decreased by 4.2%, with volume and mix contributing -9.4%, the change in foreign currency exchange rates contributing 0.7%, and average selling prices contributing 4.5%.

•Sales relating to Other decreased from the prior year primarily due to lower demand.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

(in thousands)	2023	2022	Increase (Decrease)	% Change
Gross margin	$302,056	$280,451	$21,605	7.7%
% of net sales	32.7%	29.8%
Gross margin dollars increased for 2023 compared to 2022 due to a decrease in cost of goods sold of $41,524. The 6.3% decrease in cost of goods sold was mainly driven by lower sales and certain lower manufacturing input costs.
Operating Expenses

(in thousands)	2023	2022	Increase (Decrease)	% Change
Operating expenses	$142,863	$135,265	$7,598	5.6%
% of net sales	15.5%	14.4%
The increase in operating expenses was primarily due to restructuring-related impairment and asset disposal charges of $7,764, incremental operating expenses related to the Kappa and Bergstrom acquisitions of $7,699, and higher compensation-related expenses of $2,323, partially offset by favorable adjustments to transaction costs of $10,828.
Earnings From Operations

(in thousands)	2023	2022	Increase (Decrease)	% Change
Human Nutrition and Health	$102,419	$82,125	$20,294	24.7%
Animal Nutrition and Health	27,576	36,056	(8,480)	(23.5)%
Specialty Products	34,579	32,789	1,790	5.5%
Other and unallocated	(5,381)	(5,784)	403	7.0%
Earnings from operations	$159,193	$145,186	$14,007	9.6%

% of net sales (operating margin)	17.3%	15.4%
•Human Nutrition & Health segment earnings from operations increased $20,294 and the gross margin contribution was $30,144. This was partially offset by an increase in operating expenses of $9,850, primarily due to the incremental operating expenses related to the Kappa and Bergstrom acquisitions of $7,502, restructuring-related impairment and asset disposal charges of $6,031, and an increase in amortization of $2,435, partially offset by favorable adjustments to transaction costs of $7,855.

•Animal Nutrition & Health segment earnings from operations decreased $8,480. Gross margin decreased $7,547 primarily due to aforementioned lower sales.
•Specialty Products segment earnings from operations increased $1,790, which was primarily driven by a 410 basis point increase in gross margin as a percent of sales. The increase in gross margin was due to higher average selling prices and decreases in certain manufacturing input costs. The increase was partially offset by an increase in operating expenses of $897, primarily driven by higher compensation-related expenses of $1,586.

•The increase in Other and unallocated was primarily driven by decreases of unallocated corporate expenses, partially offset by the aforementioned lower sales.

Other Expenses (Income)

(in thousands)	2023	2022	Increase (Decrease)	% Change
Interest expense, net	$22,613	$10,268	$12,345	120.2%
Other, net	(681)	1,169	(1,850)	(158.3)%
	$21,932	$11,437	$10,495	91.8%
Interest expense for 2023 and 2022 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The increase in interest expense is due to the additional borrowings in connection with the acquisitions and higher interest rates.
Income Tax Expense

(in thousands)	2023	2022	Increase (Decrease)	% Change
Income tax expense	$28,718	$28,382	$336	1.2%
Effective tax rate	20.9%	21.2%
The decrease in the effective tax rate was primarily due to an increase in certain tax credits.
Liquidity and Capital Resources
(All amounts in thousands, except share and per share data)
Contractual Obligations
Our short-term purchase obligations primarily include contractual arrangements in the form of purchase orders with suppliers. As of December 31, 2023, such purchase obligations were $72,958. For debt obligations, see Note 8, Revolving Loan, and for operating and finance lease obligations, see Note 19, Leases.
We know of no current or pending demands on, or commitments for, our liquid assets that will materially affect our liquidity.
There were no material changes during the year ended December 31, 2023 outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 other than the reduction of the contingent consideration liabilities to $100.
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
Cash

Cash and cash equivalents decreased to $64,447 at December 31, 2023 from $66,560 at December 31, 2022. At December 31, 2023, we had $53,152 of cash and cash equivalents held by our foreign subsidiaries. We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds. Due to prevailing economic conditions of increased interest rates and subsequent borrowing costs, we remitted approximately $18,000 from our Belgium subsidiary to pay down U.S. debt, resulting in income tax expense of $20. The remittance was used to pay down U.S. debt. Working capital was $165,751 at December 31, 2023 as compared to $195,761 at December 31, 2022, a decrease of $30,010. Significant cash payments during the year included net payments on the revolving loan of $131,000, capital expenditures and intangible assets acquired of $37,892, and the payment of the 2022 declared dividend in 2023 of $22,872.

(in thousands)	2023	2022	Increase (Decrease)	% Change
Cash flows provided by operating activities	$183,761	$138,536	$45,225	32.6%
Cash flows used in investing activities	(34,813)	(416,014)	381,201	91.6%
Cash flows (used in) provided by financing activities	(153,321)	246,679	(400,000)	(162.2)%
Operating Activities
The increase in cash flows from operating activities was primarily driven by the impact from changes in working capital.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $37,892 and $49,945 for the years ended December 31, 2023 and 2022, respectively. Capital expenditures are projected to be approximately $35,000 to $40,000 for 2024. As mentioned above, we expect that our operations will continue to generate sufficient cash flow to fund the commitments for capital expenditures. These capital expenditures are part of our continuous efforts to support our growing businesses.
In 2022, we completed the acquisitions of Kappa and Bergstrom. Cash paid for these acquisitions, net of cash acquired, amounted to $1,252 and $365,780, for years ended December 31, 2023 and 2022, respectively.
Financing Activities
In 2023, we borrowed $18,000 to fund the payment of the 2022 dividend and made total loan payments of $149,000, resulting in $240,431 available under the 2022 Credit Agreement (see Note 8, Revolving Loan) as of December 31, 2023.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,103,106 shares have been repurchased. We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We also purchase (withhold) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. Share repurchases are funded with existing cash on hand.

Proceeds from stock options exercised were $5,242 and $3,212 for the years ended December 31, 2023 and 2022, respectively. Dividend payments were $22,872 and $20,713 during 2023 and 2022, respectively.
Other Matters Impacting Liquidity
We have a liability of $4,650 for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, for which we are unable to reasonably estimate the timing of settlement, if any.
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15, Employee Benefit Plans. The liability recorded in other long-term liabilities on the consolidated balance sheets as of December 31, 2023 and December 31, 2022 was $1,395 and $1,465, respectively, and the plans are not funded. Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
Balchem NV ("Chemogas") has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheet as of December 31, 2023 and December 31, 2022 was $420 and $393, respectively, and was included in other long-term obligations.
We provide an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, which are included in "Other non-current assets" on the consolidated balance sheet. They are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability as of December 31, 2023 and December 31, 2022 was $10,188 and $8,543, respectively, and is included in "Other long-term obligations" on the consolidated balance sheets. The related rabbi trust assets were $10,188 and $8,547 as of December 31, 2023 and December 31, 2022, respectively, and were included in "Other non-current assets" on the consolidated balance sheets.

Related Party Transactions

We were engaged in related party transactions with St. Gabriel CC Company, LLC for the years ended December 31, 2023 and December 31, 2022. Refer to Note 18, Related Party Transactions.

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

Contingent Consideration Liabilities

In connection with recent acquisitions (see Note 2, Significant Acquisitions), the sellers of each of the acquired entities had an opportunity to receive an additional payment if certain financial performance targets and other metrics were met, thereby requiring us to record contingent consideration liabilities on our balance sheet. The valuation methods and assumptions used in assessing the contingent consideration liabilities involve a significant level of estimation uncertainty, however, as of December 31, 2023, the earn-out periods concluded and the Company recorded a contingent consideration liability of $100.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are held primarily in checking accounts, certificates of deposit, and money market investment funds. In 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. These derivatives settled on their maturity date of June 27, 2023. Refer to details noted below (see Note 20, Derivative Instruments and Hedging Activities). Additionally, as of December 31, 2023, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate (see Note 8, Revolving Loan). The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2022 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at December 31, 2023, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $3,096. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Balchem Corporation

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Balchem Corporation and its subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule listed at Item 8 (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Reporting Units for Goodwill Impairment Testing
As described in Notes 1 and 6 to the financial statements, the Company’s goodwill balance was $779 million as of December 31, 2023. The Company performed an annual goodwill impairment test as of October 1, 2023 using a quantitative evaluation for each of its reporting units. The Company determines the fair value of its reporting units using the income approach, based on a discounted cash flow valuation model. To test for goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value. When determining the fair value of each reporting unit, management makes significant estimates and assumptions related to a number of factors. The Company considers the impact of factors that are specific to each of the reporting units such as industry and economic changes as well as projected sales and expense growth rates based upon annual budgets and longer-range strategic plans, which are highly sensitive to changes in domestic and foreign economic conditions, and the selection of appropriate discount rates.

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
•With the assistance of our fair value specialists, we evaluated the reasonableness and tested the mathematical accuracy of the terminal value calculations.

/s/ RSM US LLP

We have served as the Company's auditor since 2004.

New York, New York
February 16, 2024

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2023 and 2022
(Dollars in thousands, except share and per share data)

	2023	2022
Current assets:
Cash and cash equivalents	$64,447	$66,560
Accounts receivable, net of allowance for doubtful accounts of $908 and $1,226 at December 31, 2023 and 2022, respectively	125,284	131,578
Inventories, net	109,521	119,668
Prepaid expenses	7,798	4,903
Derivative assets	—	5,993
Other current assets	7,192	7,101
Total current assets	314,242	335,803
Property, plant and equipment, net	276,039	271,355
Goodwill	778,907	769,509
Intangible assets with finite lives, net	191,212	213,295
Right of use assets - operating leases	17,763	17,094
Right of use assets - finance lease	2,101	2,338
Other non-current assets	16,947	15,118
Total assets	$1,597,211	$1,624,512

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$55,503	$57,322
Accrued expenses	40,855	36,745
Accrued compensation and other benefits	17,228	16,544
Dividends payable	25,717	23,129
Income tax payable	4,967	2,280
Operating lease liabilities - current	3,949	3,796
Finance lease liabilities - current	272	226
Total current liabilities	148,491	140,042
Revolving loan	309,569	440,569
Deferred income taxes	52,046	62,784
Operating lease liabilities - non-current	14,601	13,806
Finance lease liabilities - non-current	1,943	2,213
Other long-term obligations	16,577	26,814
Total liabilities	543,227	686,228
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.0667 par value. Authorized 120,000,000 shares; 32,254,728 shares issued and outstanding at December 31, 2023 and 32,152,787 shares issued and outstanding at December 31, 2022, respectively	2,152	2,145
Additional paid-in capital	145,653	128,806
Retained earnings	897,488	814,487
Accumulated other comprehensive income (loss)	8,691	(7,154)
Total stockholders’ equity	1,053,984	938,284
Total liabilities and stockholders’ equity	$1,597,211	$1,624,512
See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2023, 2022 and 2021
(In thousands, except per share data)

	2023	2022	2021

Net sales	$922,439	$942,358	$799,023

Cost of sales	620,383	661,907	555,849

Gross margin	302,056	280,451	243,174

Operating expenses:
Selling expenses	74,397	67,409	60,413
Research and development expenses	15,049	12,191	13,524
General and administrative expenses	53,417	55,665	41,735
	142,863	135,265	115,672

Earnings from operations	159,193	145,186	127,502

Other expenses:

Interest expense, net	22,613	10,268	2,456
Other (income) expense, net	(681)	1,169	(187)
	21,932	11,437	2,269

Earnings before income tax expense	137,261	133,749	125,233

Income tax expense	28,718	28,382	29,129

Net earnings	$108,543	$105,367	$96,104

Basic net earnings per common share	$3.38	$3.29	$2.98

Diluted net earnings per common share	$3.35	$3.25	$2.94

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021

Net earnings	$108,543	$105,367	$96,104

Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	16,809	(4,799)	(11,255)
Unrealized (loss) gain on cash flow hedge, net of taxes of $341, $868, and $654 at December 31, 2023, 2022, and 2021, respectively	(1,065)	2,696	2,053
Net change in postretirement benefit plan, net of taxes of $39, $24, and $13 at December 31, 2023, 2022 and 2021, respectively	101	(58)	36
Other comprehensive income (loss), net of tax	15,845	(2,161)	(9,166)

Comprehensive income	$124,388	$103,206	$86,938

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2020	$828,233	$656,740	$4,173	32,372,621	$2,160	$165,160

Net earnings	96,104	96,104	—	—	—	—
Other comprehensive loss	(9,166)	—	(9,166)	—	—	—
Dividends ($.64 per share)	(20,706)	(20,706)	—	—	—	—
Repurchases of common stock	(35,239)	—	—	(249,848)	(17)	(35,222)
Shares and options issued under stock plans	17,789	—	—	164,377	11	17,778

Balance - December 31, 2021	877,015	732,138	(4,993)	32,287,150	2,154	147,716

Net earnings	105,367	105,367	—	—	—	—
Other comprehensive loss	(2,161)	—	(2,161)	—	—	—
Dividends ($.71 per share)	(23,018)	(23,018)	—	—	—	—
Repurchases of common stock	(35,423)	—	—	(252,304)	(16)	(35,407)
Shares and options issued under stock plans	16,504	—	—	117,941	7	16,497

Balance - December 31, 2022	938,284	814,487	(7,154)	32,152,787	2,145	128,806

Net earnings	108,543	108,543	—	—	—	—
Other comprehensive income	15,845	—	15,845	—	—	—
Dividends ($.79 per share)	(25,542)	(25,542)	—	—	—	—
Repurchases of common stock, including excise tax *	(4,514)	—	—	(32,558)	(2)	(4,512)
Shares and options issued under stock plans	21,368	—	—	134,499	9	21,359

Balance - December 31, 2023	$1,053,984	$897,488	$8,691	32,254,728	$2,152	$145,653

* On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA imposes a 1% excise tax on share repurchases, which is effective for repurchases completed after December 31, 2022. The excise tax is recorded within equity as part of the repurchase of the common stock.

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net earnings	$108,543	$105,367	$96,104

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,935	51,848	48,879
Stock compensation expense	16,052	13,224	10,802
Deferred income taxes	(10,814)	(8,362)	(5,944)
Provision for doubtful accounts	37	401	180
Unrealized (gain) loss on foreign currency transactions and deferred compensation	(733)	914	(384)
Asset impairment charge and (gain) loss on disposal of assets	7,031	366	(53)
Change in fair value of contingent consideration liability	(11,300)	—	—
Changes in assets and liabilities, net of acquired balances
Accounts receivable	6,969	(3,618)	(20,700)
Inventories	10,530	(7,804)	(21,023)
Prepaid expenses and other current assets	(3,540)	1,870	(881)
Accounts payable and accrued expenses	3,552	(15,543)	47,067
Income taxes	2,194	296	4,787
Other	305	(423)	1,680
Net cash provided by operating activities	183,761	138,536	160,514

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,252)	(365,780)	—
Capital expenditures and intangible assets acquired	(37,892)	(49,945)	(37,363)
Proceeds from sale of assets	1,881	206	318
Proceeds from settlement of net investment hedge	2,740	—	—
Proceeds from insurance	—	—	1,831
Investment in affiliates	(290)	(495)	(86)
Net cash used in investing activities	(34,813)	(416,014)	(35,300)

Cash flows from financing activities:
Proceeds from revolving loan	18,000	435,000	5,000
Principal payments on revolving debt	(149,000)	(103,000)	(60,000)
Principal payment on acquired debt	—	(30,988)	—
Cash paid for financing costs	—	(1,232)	—
Principal payments on finance lease	(222)	(177)	(159)
Proceeds from stock options exercised	5,242	3,212	6,943
Dividends paid	(22,872)	(20,713)	(18,723)
Repurchases of common stock	(4,469)	(35,423)	(35,239)
Net cash (used in) provided by financing activities	(153,321)	246,679	(102,178)

Effect of exchange rate changes on cash	2,260	(5,880)	(4,368)

(Decrease) increase in cash and cash equivalents	(2,113)	(36,679)	18,668

Cash and cash equivalents beginning of period	66,560	103,239	84,571
Cash and cash equivalents end of period	$64,447	$66,560	$103,239

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
Accounts Receivable
Credit terms are granted in the normal course of business to the Company’s customers and on-going credit evaluations are performed on the Company’s customers. In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires that credit losses be reported based on expected losses instead of the incurred loss model. Based on this ASU, customers' credit limits are adjusted based upon their reasonably expected credit worthiness which is determined through review of their payment history, their current credit information, and any foreseeable future events. Collections and payments from customers are continuously monitored and allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments are maintained. Estimated losses are based on historical experience, any specific customer collection issues identified, and any reasonably expected future adverse events. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

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
Business Concentrations
Financial instruments that subject the Company to credit risk consist primarily of accounts receivable and money market investments. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. In 2023, 2022 and 2021, no customer accounted for more than 10% of total net sales or accounts receivable.
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
Goodwill and Acquired Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in accordance with ASC 805, "Business Combinations". Goodwill and intangible assets acquired in a business combination that have indefinite useful lives are not amortized but are instead assessed for impairment annually and more frequently if events and circumstances indicate that the assets might be impaired, in accordance with the provisions of ASC 350, "Intangibles-Goodwill and Other". The Company performed its annual test as of October 1. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment if events and circumstances indicate that the assets might be impaired.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which addresses changes to the testing for goodwill impairment by eliminating Step 2 of the process. In accordance with this update, a goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

As of October 1, 2023 and 2022, the Company opted to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. The Company assessed the fair values of its reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for its conclusions. The Company's estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, discount rates, estimated terminal values and future economic and market conditions. The Company's assessment concluded that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the reporting units was not considered impaired as of October 1, 2023 and 2022. The Company may resume performing the qualitative assessment in subsequent periods.
The Company had goodwill in the amount of $778,907 and $769,509 as of December 31, 2023 and 2022, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.”

Goodwill at December 31, 2021	$523,949
Goodwill as a result of the Kappa acquisition	216,295
Goodwill as a result of the Bergstrom acquisition	31,209
Impact due to change in foreign exchange rates	(1,944)
Goodwill at December 31, 2022	769,509
Goodwill as a result of the Bergstrom acquisition	341
Impact due to change in foreign exchange rates	9,057
Goodwill at December 31, 2023	$778,907

	December 31, 2023	December 31, 2022
HNH	$673,207	$665,804
ANH	24,469	24,218
Specialty Products	81,175	79,429
Other and Unallocated	56	58
Total	$778,907	$769,509
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
Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. The useful life of an intangible asset is based on our assumptions regarding expected use of the asset; the relationship of the intangible asset to another asset or group of assets; any legal, regulatory or contractual provisions that may limit the useful life of the asset or that enable renewal or extension of the asset’s legal or contractual life without substantial cost; the effects of obsolescence, demand, competition and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset and their related impact on the asset’s useful life. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss. For the year ended December 31, 2023, there were no triggering events which required intangible asset impairment reviews.

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
The Company also had derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which were included in derivative assets and derivative liabilities, in the consolidated balance sheets (see Note 20, Derivative Instruments and Hedging Activities). The fair values of these derivative instruments were determined based on Level 2 inputs, using significant inputs that were observable either directly or indirectly, including interest rate curves and implied volatilities. These derivatives were settled on their maturity date on June 27, 2023 and there were no other derivatives outstanding as of December 31, 2023.
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
Net Earnings Per Common Share
Basic net earnings per common share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is calculated in a manner consistent with basic net earnings per common share except that the weighted average number of common shares outstanding also includes the dilutive effect of stock options outstanding, unvested restricted stock, and unvested performance shares (using the treasury stock method).
Stock-based Compensation
The Company has stock-based employee compensation plans, which are described more fully in Note 3, Stockholders' Equity. The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” which requires all share-based payments, including grants of stock options, to be recognized in the statement of earnings as an operating expense, based on their fair values. The Company estimates the fair value of each option award on the date of grant using either the Black-Scholes model or the Binomial model, whichever is deemed to be most appropriate. Estimates of and assumptions about forfeiture rates, terms, volatility, interest rates and dividend yields are used to calculate stock-based compensation. A significant change to these estimates could materially affect the Company’s operating results.
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

The derivative instruments were with the above single counterparty and were subject to a contractual agreement that provided for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. As such, the derivative instruments were categorized as a master netting arrangement and presented as a net derivative asset or derivative liability on the consolidated balance sheet as of December 31, 2022. The Company settled its derivative instruments on their maturity date of June 27, 2023 and had no other derivatives outstanding as of December 31, 2023.

On a quarterly basis through their maturity, we assessed the effectiveness of the hedging relationships for the interest rate swap and cross-currency swap by reviewing the critical terms indicated in the applicable agreement. The hedging relationships were determined to be highly effective. As such, the net change in fair values of the interest rate swap, that qualified as a cash flow hedge, was recorded in accumulated other comprehensive income/(loss) and subsequently reclassified into interest expense as interest payments were made on our debt. For the cross-currency swap, the amounts that have not yet been recognized in earnings remain in the cumulative translation adjustment section of accumulated other comprehensive income until the hedged net investment is sold or liquidated in accordance with paragraphs 815-35-35-5A, "Derivatives and Hedging - Net Investment Hedges", and 830-30-40-1 through 40-1A, "Foreign Currency Matters - Derecognition". Refer to Note 20, Derivative Instruments and Hedging Activities, for detailed information about our derivative financial instruments.

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. The amendment is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment in this Update should be applied on a prospective basis, with retrospective application permitted. The Company is in the process of evaluating the impact that the adoption of ASU 2023-09 will have to the financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures." The ASU expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning December 15, 2024. Early adoption is permitted and the amendments must be applied retrospectively to all prior periods presented. The adoption of this guidance will not affect the Company's consolidated results of operations, financial position or cash flows. The Company is currently evaluating the effect the guidance will have on its disclosures.
In August 2023, the FASB issued ASU 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." The new guidance applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is intended to reduce diversity in practice and is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. While ASU 2023-05 is not currently applicable to Balchem, the Company will apply this guidance in future reporting periods after the guidance is effective to any future arrangements meeting the definition of a joint venture.
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
The Company made payments of $72,143 for the acquisition, amounting to $71,937 to the former shareholders or on behalf of the former shareholders and $206 to pay off Bergstrom's bank debt. Net of cash acquired of $773, total payments made to the former shareholders or on behalf of the former shareholders of Bergstrom were $71,164. The acquisition was primarily financed through the 2022 Credit Agreement (see Note 8, Revolving Loan). In connection with this transaction, the former shareholders of Bergstrom had an opportunity to receive an additional payment in 2024 if certain financial performance targets and other metrics were met. As of December 31, 2023, the earn-out periods concluded and the Company recorded a contingent consideration liability of $100 which was included in "Accrued expenses" on the consolidated balance sheets. The Company also made an additional post-closing payment of $910 in the third quarter of 2023 that was negotiated as a deduction of the cash consideration at closing. As a result, total payments related to the transaction are expected to be $72,243, comprised of the upfront cash consideration of $70,892, a working capital adjustment of $341, an additional post-closing payment of $910, and the fair value of the earn-out payment of $100.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed:

Cash and cash equivalents	$773
Accounts receivable	4,699
Inventories	3,972
Property, plant and equipment	2,243
Right of use assets	866
Customer relationships	29,900
Developed technology	4,600
Trademarks	2,300
Other assets	197
Accounts payable	(699)
Bank debt	(206)
Lease liabilities	(871)
Other liabilities	(462)
Goodwill	31,550
Total consideration on acquisition date and working capital adjustment	78,862
Net decrease to contingent consideration liability and other post-closing payments	(6,825)
Total expected consideration	72,037
To pay off bank debt	206
Total expected payments	$72,243
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

Transaction and integration costs related to the Bergstrom acquisition are included in general and administrative expenses and were $(10,614) and $4,604 for the years ended December 31, 2023 and 2022, respectively. There were no such amounts related to this acquisition for the year ended December 31, 2021. These amounts included favorable adjustments to transaction costs of $11,300 for the year ended December 31, 2023 and an unfavorable adjustment to transaction costs of $3,565 for the year ended December 31, 2022.

Kechu BidCo AS and Its Subsidiary Companies ("Kappa")

On June 21, 2022, Balchem Corporation and its wholly-owned subsidiary, Balchem B.V., completed the acquisition of Kechu BidCo AS and its subsidiary companies, including Kappa Bioscience AS, a leading science-based manufacturer of specialty vitamin K2 for the human nutrition industry, headquartered in Oslo, Norway (all acquired companies collectively referred to as “Kappa”). Kappa manufactures specialty vitamin K2, which plays a crucial role in the human body for bone health, heart health and immunity. Primarily, vitamin K2 supports the transport and distribution of calcium in the body. Vitamin K2 is important at all life stages, from pregnancy and early life to healthy aging. The acquisition strengthens the Company's scientific and technical expertise, geographic reach, and marketplace leadership, which should ultimately lead to accelerated growth for the Company's portfolios within the Human Nutrition and Health segment.

The Company made payments of approximately kr3,305,653 ("kr" indicates the Norwegian krone), amounting to approximately kr3,001,981 to the former shareholders and approximately kr303,672 to Kappa's lenders to pay off all Kappa bank debt. Net of cash acquired of kr63,064, total payments to the former shareholders were kr2,938,917. Net of gains on foreign currency forward contracts of $512 (see Note 20, Derivative Instruments and Hedging Activities), these payments translated to approximately $333,112, amounting to approximately $302,464 paid to the former shareholders and approximately $30,648 to Kappa's lenders. Net of cash acquired of $6,365, total payments made to the former shareholders of Kappa were approximately $296,099. The acquisition was primarily financed through the 2018 Credit Agreement (see Note 8, Revolving Loan). In connection with this transaction, the former shareholders of Kappa had an opportunity to receive an additional payment in 2024 if certain financial performance targets and other metrics were met. There was no contingent consideration liability recorded as of December 31, 2023.
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
Transaction and integration costs related to the Kappa acquisition are included in general and administrative expenses and were $533 and $(2,306) for the years ended December 31, 2023 and 2022, respectively. There were no such amounts related to this acquisition for the year ended December 31, 2021. The amount included a favorable adjustment to transaction costs of $4,037 for the year ended December 31, 2022.
The following selected unaudited pro forma information presents the consolidated results of operations as if the business combinations in 2022 had occurred as of January 1, 2021.

	Twelve Months ended December 31,
	Net Sales	Net Earnings
Kappa & Bergstrom actual results included in the Company's consolidated income statement in 2023	$59,532	$5,487

Kappa & Bergstrom actual results included in the Company's consolidated income statement in 2022	$22,158	$(5,359)

2023 Supplemental pro forma combined financial	$922,439	$116,317

2022 Supplemental pro forma combined financial	$982,021	$110,181

2021 Supplemental pro forma combined financial	$859,252	$90,672

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
The Company’s results for the years ended December 31, 2023, 2022 and 2021 reflected the following compensation cost and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Year Ended December 31,
	2023	2022	2021
Cost of sales	$1,900	$1,302	$845
Operating expenses	14,152	11,922	9,957
Net earnings	(12,375)	(10,214)	(8,370)

On December 31, 2023, the Company had one share-based compensation plan under which awards may be granted, which is described below.

In June 2017, the Company’s shareholders approved the Balchem Corporation 2017 Omnibus Incentive Plan (“2017 Plan”) for officers, employees and directors of the Company and its subsidiaries. The 2017 Plan replaced the 1999 Stock Plan and amendments and restatements thereto (collectively to be referred to as the “1999 Plan"), which expired in April 2018. No further awards will be made under the 1999 Plan, and the shares that remained available for grant under the 1999 Plan will only be used to settle outstanding awards granted under the 1999 Plan and will not become available under the 2017 Plan. On June 22, 2023, the Company’s shareholders approved an amendment and restatement of the 2017 Plan (the “Amended 2017 Plan”). The Amended 2017 Plan is administered by the Compensation Committee of the Board of Directors of the Company. The Amended 2017 Plan provides as follows: (i) for a termination date of June 22, 2033; (ii) the authorization of 2,400,000 shares for future grants (which represents an increase of 800,000 shares from the amount approved under the 2017 Plan); (iii) for the making of grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards, as well as for the making of cash performance awards; (iv) except as provided by the Compensation Committee or in an employment agreement as in effect on the effective date of the Amended 2017 Plan, no automatic acceleration of outstanding awards upon the occurrence of a change in control of the Company; (v) certain annual limits on the number of shares and amount of cash that may be granted; (vi) for dividends or dividend equivalents otherwise payable on an unvested award to accrue and be paid only at such time as the vesting conditions applicable to the underlying award have been satisfied; (vii) for incentive compensation recovery if the Company is required to prepare an accounting restatement of its financial statements, in accordance with any compensation recovery policy adopted by the Company, applicable law, government regulations or national securities exchange requirements, or in the discretion of the Compensation Committee in the event of a restatement due to the Company’s material noncompliance with any financial reporting requirements under the securities laws; and (viii) for compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”). No option will be exercisable for longer than ten years after the date of grant.

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of December 31, 2023, the Amended 2017 Plan had 1,034,260 shares available for future awards.

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

The fair value of each option award issued under the Company’s stock plans is estimated on the date of grant using either the Black-Scholes model or the Binomial model, whichever is deemed to be most appropriate. For the years ended December 31, 2023, 2022, and 2021, the fair value of each option grant uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options is based on the Company’s historical experience of employees’ exercise behavior. Dividend yields are based on the Company’s historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

	Year Ended December 31,
Weighted Average Assumptions:	2023	2022	2021
Expected Volatility	28.1%	30.3%	32.9%
Expected Term (in years)	4.8	7.3	4.9
Risk-Free Interest Rate	3.9%	2.8%	0.5%
Dividend Yield	0.5%	0.5%	0.5%
The value of the restricted shares is based on the fair value of the award at the date of grant.
Performance Share expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the Performance Share vests. The assumptions used in the fair value determination were risk free interest rates of 4.2%, 1.8%, and 0.2%; dividend yields of 0.5%, 0.5%, and 0.6%; volatilities of 32%, 32%, and 33%; and initial TSR’s of 4.2%, -15.7%, and 11.7% in each case for the years ended December 31, 2023, 2022, and 2021, respectively. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The Performance Shares will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.
Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options, three years for employee restricted stock awards, three years for employee performance share awards, and three years for non-employee director restricted stock awards.
A summary of stock option plan activity for 2023, 2022, and 2021 for all plans is as follows:

	2023		2022		2021
	# of Shares (000s)	Weighted Average Exercise Price	# of Shares (000s)	Weighted Average Exercise Price	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	1,045	$99.82	867	$88.19	858	$80.58
Granted	109	138.09	239	139.04	129	119.12
Exercised	(64)	81.98	(44)	73.58	(109)	63.42
Forfeited	(11)	131.79	(17)	124.89	(10)	106.93
Cancelled	(1)	138.07	—	—	(1)	74.57
Outstanding at end of year	1,078	$104.38	1,045	$99.82	867	$88.19

Exercisable at end of year	720	$88.49	654	$81.95	538	$75.51

The aggregate intrinsic value for outstanding stock options was $47,889, $27,221 and $69,711 at December 31, 2023, 2022 and 2021, respectively, with a weighted average remaining contractual term of 5.7 years at December 31, 2023. Exercisable stock options at December 31, 2023 had an aggregate intrinsic value of $43,364 with a weighted average remaining contractual term of 4.4 years.

Other information pertaining to option activity during the years ended December 31, 2023, 2022 and 2021 is as follows:

	Years Ended December 31,
	2023	2022	2021
Weighted-average fair value of options granted	$40.91	$44.77	$33.11
Total intrinsic value of stock options exercised ($000s)	$3,241	$2,713	$7,866

Additional information related to stock options outstanding under all plans at December 31, 2023 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$54.87 - $85.33	387	3.5	$72.41	387	$72.41
$85.40 - $118.60	250	4.9	101.84	248	101.71
$118.96 - $150.85	441	8.1	133.93	85	123.47
	1,078	5.7	$104.38	720	$88.49

Non-vested restricted stock activity for the years ended December 31, 2023, 2022 and 2021 is summarized below:

	2023		2022		2021
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance at beginning of year	122	$124.42	166	$99.7	159	$90.71
Granted	40	137.20	46	137.17	42	123.58
Vested	(42)	112.30	(82)	82.15	(24)	85.83
Forfeited	(4)	128.06	(8)	118.07	(11)	90.49
Non-vested balance at end of year	116	$133.06	122	$124.42	166	$99.7

Non-vested performance share activity for the years ended December 31, 2023, 2022 and 2021 is summarized below:

	2023		2022		2021
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance at beginning of year	70	$127.69	69	$110.72	71	$91.99
Granted	42	139.66	39	114.22	36	108.74
Vested	(36)	98.84	(35)	53.17	(24)	70.64
Forfeited	—	—	(3)	84.09	(14)	81.03
Non-vested balance at end of year	76	$135.25	70	$127.69	69	$110.72

As of December 31, 2023, 2022 and 2021, there was $18,817, $20,791 and $13,980, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2023, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years. We estimate that share-based compensation expense for the year ended December 31, 2024 will be approximately $14,800.

Repurchase of Common Stock
The Company's Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,103,106 shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Company also repurchases (withholds) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. Such repurchases of shares from employees are funded with existing cash on hand. During 2023, 2022, and 2021, the Company purchased 32,558, 252,304, and 249,848 shares, respectively, from open market purchases and from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes. These shares were purchased at an average cost of $137.29, $140.40, and $141.04 per share, respectively.

NOTE 4 - INVENTORIES
Inventories, net of reserves at December 31, 2023 and 2022 consisted of the following:

	2023	2022
Raw materials	$39,517	$44,477
Work in progress	3,960	3,143
Finished goods	66,044	72,048
Total inventories	$109,521	$119,668
On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reserved, if necessary. The reserve for inventory was $2,463 and $2,640 at December 31, 2023 and 2022, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2023 and 2022 are summarized as follows:

	2023	2022
Land	$11,787	$11,415
Building	104,363	90,644
Equipment	312,704	278,851
Construction in progress	59,981	79,928
	488,835	460,838
Less: Accumulated depreciation	212,796	189,483
Property, plant and equipment, net	$276,039	$271,355

Geographic Area Data - Long-Lived Assets (excluding intangible assets):

	2023	2022
United States	$203,692	$211,588
Foreign Countries	72,347	59,767
Total	$276,039	$271,355
Depreciation expense was $26,373, $24,033 and $23,295 for the years ended December 31, 2023, 2022 and 2021, respectively.

In accordance with Topic 360, the Company reviews long-lived assets for impairment on an annual basis and also whenever events indicate that the carrying amount of the assets may not be fully recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. Included in “General and administrative expenses” were restructuring-related impairment and asset disposal charges of $7,764 related to building, equipment, and construction in progress mainly in the Human Nutrition and Health and the Animal Nutrition and Health segments, for the year ended December 31, 2023. Such expenses for the year ended December 31, 2022 were not material.

NOTE 6 - INTANGIBLE ASSETS

The Company had goodwill in the amount of $778,907 and $769,509 as of December 31, 2023 and 2022, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is primarily due to foreign currency translation adjustments.

As of December 31, 2023 and 2022, the Company had identifiable intangible assets as follows:

		2023		2022
	Amortization Period (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	10-20	$362,032	$209,651	$357,131	$190,576
Trademarks and trade names	2-17	50,286	37,773	50,058	33,416
Developed technology	5-12	41,184	17,516	40,473	16,171
Other	2-18	25,733	23,083	25,041	19,245
		$479,235	$288,023	$472,703	$259,408

Amortization of identifiable intangible assets was $28,035, $27,271 and $25,092 for 2023, 2022 and 2021, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $18,971 in 2024, $15,509 in 2025, $15,308 in 2026, $14,784 in 2027, and $14,387 in 2028. At December 31, 2023 and 2022, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, “Intangibles-Goodwill and Other.” Identifiable intangible assets are reflected in the Company’s consolidated balance sheets under Intangible assets with finite lives, net. There were no changes to the useful lives of intangible assets subject to amortization in 2023 and 2022.

The Federal Insecticide, Fungicide and Rodenticide Act, (“FIFRA”), a health and safety statute, requires that certain products within our specialty products segment must be registered with the U.S. Environmental Protection Agency (the "EPA") because they are considered pesticides. Costs of such registrations are included as other in the table above.

NOTE 7 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity ("VIE") because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company will receive up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company recognized a loss of $509, $559, and $557 for the years ended December 31, 2023, 2022, and 2021, respectively, relating to its portion of the joint venture’s expenses in other expense. The Company made capital contributions to the investment totaling $290, $355, and $85 for the years ended December 31, 2023, 2022, and 2021 respectively. The carrying value of the joint venture at December 31, 2023 and 2022 was $4,076 and $4,295, respectively, and is recorded in "Other non-current assets" on the consolidated balance sheets.

NOTE 8 – REVOLVING LOAN

On June 27, 2018, the Company and a bank syndicate entered into a credit agreement (the "2018 Credit Agreement"), which provided for revolving loans up to $500,000, due on June 27, 2023. During the second quarter of 2022, the Company borrowed $345,000 under the 2018 Credit Agreement to fund the Kappa acquisition (see Note 2, Significant Acquisitions). On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility, due on July 27, 2027. The 2022 Credit Agreement allows for up to $550,000 of borrowing. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion. The Company used initial proceeds from the 2022 Credit Agreement to repay the outstanding balance of $433,569 due in June 2023 under the 2018 Credit Agreement. During the third quarter of 2022, the Company borrowed another $70,000 to fund the Bergstrom acquisition (see Note 2, Significant Acquisitions). As of December 31, 2023 and 2022, the total balance outstanding on the 2022 Credit Agreement amounted to $309,569 and $440,569, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.

Amounts outstanding under the 2022 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2022 Credit Agreement, and the interest rate was 6.580% at December 31, 2023. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2022 Credit Agreement and ranges from 0.150% to 0.225% (0.175% at December 31, 2023). The unused portion of the revolving loan amounted to $240,431 at December 31, 2023. The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.

Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the 2022 Credit Agreement. Capitalized costs net of accumulated amortization totaled $1,030 and $1,317 at December 31, 2023 and 2022, respectively, and are included in "Other non-current assets" on the consolidated balance sheets. Amortization expense pertaining to these costs totaled $287, $335, and $282 for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in "Interest expense" in the accompanying consolidated statements of earnings.

The 2022 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At December 31, 2023, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 9 - NET EARNINGS PER COMMON SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per common share:

	Year Ended December 31,
	2023	2022	2021
Net Earnings - Basic and Diluted	$108,543	$105,367	$96,104

Share (000s)
Weighted Average Common Shares - Basic	32,108	32,019	32,215
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	340	374	457
Weighted Average Common Shares - Diluted	32,448	32,393	32,672

Net Earnings Per Share - Basic	$3.38	$3.29	$2.98
Net Earnings Per Share - Diluted	$3.35	$3.25	$2.94
The number of anti-dilutive shares were 354,619, 371,513, and 155,294 for 2023, 2022, and 2021. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 10 - INCOME TAXES

The Company’s effective tax rate for 2023, 2022 and 2021 was 20.9%, 21.2%, and 23.3%, respectively. The decrease from 2022 to 2023 is primarily due to an increase in certain tax credits.

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
The Company considers the undistributed earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. However, due to prevailing economic conditions of increased interest rates and subsequent borrowing costs, the Company remitted approximately $18,000 from its Belgium subsidiary and has incurred an income tax expense of approximately $20. The remittance was used to pay down U.S. debt. The Company had unremitted foreign earnings of approximately $109,000 and $94,000 for the years ended December 31, 2023 and 2022, respectively. The determination of the unrecognized deferred tax liability on those undistributed earnings is not practicable due to its legal entity structure and the complexity of U.S. and local country tax laws. If the Company decides to change its assertion on its remaining undistributed foreign earnings, it will need to recognize the income tax effects in the period it changes its assertion.
Income tax expense consists of the following:

	2023	2022	2021
Current:
Federal	$27,306	$26,423	$25,019
Foreign	7,634	7,103	7,553
State	4,403	3,964	3,664
Deferred:
Federal	(7,737)	(7,532)	(3,709)
Foreign	(2,285)	(215)	(3,038)
State	(603)	(1,361)	(360)
Total income tax provision	$28,718	$28,382	$29,129
The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 21% for 2023, 2022, and 2021 to earnings before income tax expense due to the following:

	2023	2022	2021
Income tax at Federal statutory rate	$28,825	$28,087	$26,299
State income taxes, net of Federal income taxes	2,513	1,862	2,406
Stock Options	(1,004)	(676)	(924)
Foreign-derived intangible income (FDII)	(1,752)	(1,778)	(1,540)
Foreign rate differential	946	2,066	1,188
Other	(810)	(1,179)	1,700
Total income tax provision	$28,718	$28,382	$29,129

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 were as follows:

	2023	2022
Deferred tax assets:
Inventories	$1,049	$1,038
Restricted stock and stock options	5,565	3,932
Lease liabilities	4,812	5,439
Research and development	12,653	4,134
Other	3,874	3,717
Total deferred tax assets	27,953	18,260
Deferred tax liabilities:
Amortization	$(42,351)	$(46,688)
Depreciation	(28,937)	(25,097)
Prepaid expenses	(421)	(462)
Foreign currency and interest rate swaps	(647)	(1,456)
Right of use assets	(4,574)	(5,324)
Other	(3,047)	(1,995)
Total deferred tax liabilities	(79,977)	(81,022)

Valuation allowance	(22)	(22)

Net deferred tax liability	$(52,046)	$(62,784)

As of December 31, 2023, the Company has state income tax net operating loss (NOL) carryforwards of $348. The state NOL carryforwards will expire between 2026 and 2035. The Company believes that the benefit from the state NOL carryforwards will not be realized, therefore, a valuation allowance has been established in the amount of $22.
Provisions of ASC 740-10 clarify whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term obligations on the Company’s consolidated balance sheets, is as follows:

	2023	2022	2021
Balance at beginning of period	$5,815	$5,881	$5,335
Increases for tax positions of prior years	1,353	2,194	806
Decreases for tax positions of prior years	(2,518)	(2,260)	(260)
Balance at end of period	$4,650	$5,815	$5,881
All of Balchem's unrecognized tax benefits, if recognized in future periods, would impact the Company's effective tax rate in such future periods.
The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2023 and 2022, these amounts were reduced by $322 and $371, respectively. During the year ended December 31, 2021, this amounted to $262. As of December 31, 2023 and 2022, accrued interest and penalties were $1,413 and $1,735, respectively.
Balchem files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2019 and management does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
The European Union (“EU”) member states formally adopted the EU’s Pillar Two Directive, which was established by the Organization for Economic Co-operation and Development. Pillar Two generally provides for a 15 percent minimum effective tax rate for the jurisdictions where multinational enterprises operate. While the Company does not anticipate that this will have a material impact on its tax provision or effective tax rate, the Company continues to monitor evolving tax legislation in the jurisdictions in which it operates.

NOTE 11 - SEGMENT INFORMATION
Balchem Corporation reports three reportable segments: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated."

Human Nutrition and Health

The Human Nutrition and Health ("HNH") segment provides human grade choline nutrients and mineral amino acid chelated products through this segment for nutrition and health applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The Company's mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products; proprietary technologies have been combined to create an organic molecule in a form the body can readily assimilate. Sales growth for human nutrition applications is reliant on differentiation from lower-cost competitive products through scientific data, intellectual property and customers' appreciation of brand value. Consequently, the Company makes investments in such activities for long-term value differentiation. This segment also manufactures specialty vitamin K2, which plays a crucial role in the human body for bone health, heart health and immunity, and methylsulfonylmethane ("MSM"), which is a widely used nutritional ingredient that helps provide benefits for joint health, sports nutrition, skin and beauty, and healthy aging. This segment also serves the food and beverage industry for beverage, bakery, dairy, confectionary, and savory manufacturers. The Company partners with its customers from ideation through commercialization to bring on-trend beverages, baked goods, confections, dairy and meat products to market. The Company has expertise in trends analysis and product development. With its strong manufacturing capabilities in customized spray dried and emulsified powders, extrusion and agglomeration, blended lipid systems, liquid flavor delivery systems, juice and dairy bases, chocolate systems, ice cream bases and variegates, the Company is a one-stop solutions provider for beverage and dairy product development needs. Additionally, this segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, sports and protein bars, dietary plans, and nutritional supplements. The Company also creates cereal systems for ready-to-eat cereals, grain-based snacks, and cereal based ingredients.

Animal Nutrition and Health

The Company’s Animal Nutrition and Health ("ANH") segment provides nutritional products derived from its microencapsulation and chelation technologies in addition to the essential nutrient choline chloride. For ruminant animals, the Company’s microencapsulated products boost health and milk production by delivering nutrient supplements that are biologically available, providing required nutritional levels. The Company’s proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for monogastric animal health, predominantly to the poultry, pet and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. In poultry, choline deficiency can result in reduced growth rates and perosis in young birds, while in swine production choline is a necessary and required component of gestating and lactating sow diets for both liver health and prevention of leg deformity. This segment also manufactures MSM, which is a widely used nutritional ingredient that provides benefits for pet health.

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

Specialty Products

The Company re-packages and distributes a number of performance gases and chemicals for various uses by its customers, notably ethylene oxide, propylene oxide, and ammonia. Ethylene oxide is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Contract sterilizers and medical device manufacturers are principal customers for this product. Propylene oxide is marketed and sold as a fumigant to aid in the control of insects and microbiological spoilage, to reduce bacterial and mold contamination in certain shelled and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes, and for various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings. Ammonia is used primarily as a refrigerant, for heat treatment of metals and various chemical synthesis applications, and is distributed in reusable and recyclable drum and cylinder packaging approved for use in the countries these products are shipped to.

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

The segment information is summarized as follows:

Business Segment Assets

	2023	2022
Human Nutrition and Health	$1,180,527	$1,170,238
Animal Nutrition and Health	166,994	175,972
Specialty Products	168,307	177,187
Other and Unallocated (1)	81,383	101,115
Total	$1,597,211	$1,624,512

Business Segment Net Sales

	2023	2022	2021
Human Nutrition and Health	$550,751	$527,131	$442,733
Animal Nutrition and Health	238,326	262,297	226,776
Specialty Products	125,965	131,438	117,020
Other and Unallocated (2)	7,397	21,492	12,494
Total	$922,439	$942,358	$799,023

Business Segment Earnings Before Income Taxes

	2023	2022	2021
Human Nutrition and Health	$102,419	$82,125	$76,031
Animal Nutrition and Health	27,576	36,056	26,179
Specialty Products	34,579	32,789	30,020
Other and Unallocated (2)	(5,381)	(5,784)	(4,728)
Interest and other expense	(21,932)	(11,437)	(2,269)
Total	$137,261	$133,749	$125,233

Depreciation/Amortization

	2023	2022	2021
Human Nutrition and Health	$38,568	$33,728	$30,012
Animal Nutrition and Health	7,876	6,685	7,414
Specialty Products	7,278	7,507	8,332
Other and Unallocated (2)	1,213	3,928	3,121
Total	$54,935	$51,848	$48,879

Capital Expenditures

	2023	2022	2021
Human Nutrition and Health	$26,415	$33,668	$23,714
Animal Nutrition and Health	6,993	10,809	8,100
Specialty Products	3,535	4,004	3,804
Other and Unallocated (2)	331	605	524
Total	$37,274	$49,086	$36,142

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $1,617, $3,581 and $1,264 for years ended December 31, 2023, 2022 and 2021, respectively, and (ii) Unallocated amortization expense of $312, $2,951, and $2,510 for years ended December 31, 2023, 2022, and 2021, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

NOTE 12 - REVENUE
Revenue Recognition

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to realize in exchange for those goods.

The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	2023	2022	2021
Product Sales Revenue	$919,951	$939,166	$794,518
Royalty Revenue	2,488	3,192	4,505
Total Revenue	$922,439	$942,358	$799,023

The following table presents revenues disaggregated by geography, based on customers' delivery addresses:

	2023	2022	2021
United States	$689,601	$682,238	$584,661
Foreign Countries	232,838	260,120	214,362
Total	$922,439	$942,358	$799,023

Product Sales Revenues

The Company’s primary operation is the manufacturing and sale of health and wellness ingredient products, in which the Company receives an order from a customer and fulfills that order. The Company’s product sales are considered point-in-time revenue.
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

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:

	2023	2022	2021
Income taxes	$35,725	$33,016	$25,355
Interest	$25,933	$11,879	$4,547
Non-cash financing and investing activities:

	2023	2022	2021
Dividends payable	$25,717	$23,129	$20,886
Contingent consideration liability	$—	$11,872	$—

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income (loss) were as follows:

	Years Ended December 31,
	2023	2022	2021
Net foreign currency translation adjustment	$16,809	$(4,799)	$(11,255)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized (loss) gain on cash flow hedge	(1,406)	3,564	2,707
Tax	341	(868)	(654)
Net of tax	(1,065)	2,696	2,053

Net change in postretirement benefit plan (see Note 15 for further information)
Prior service loss (gain) arising during the period	132	(41)	(4)
Amortization of prior service gain	—	9	74
Amortization of loss (gain)	8	(2)	(21)
Total before tax	140	(34)	49
Tax	(39)	(24)	(13)
Net of tax	101	(58)	36

Total other comprehensive income/(loss)	$15,845	$(2,161)	$(9,166)
Included in "Net foreign currency translation adjustment" was loss of $1,455 related to a net investment hedge, which was net of tax benefit of $471 for the year ended December 31, 2023, and gains of $3,851, and $4,766, related to a net investment hedge, net of tax expenses of $1,236, and $1,527, for the years ended December 31, 2022 and 2021, respectively. See Note 20, Derivative Instruments and Hedging Activities.

Accumulated other comprehensive loss at December 31, 2023 and 2022 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2022	$(8,401)	$1,065	$182	$(7,154)
Other comprehensive income (loss)	16,809	(1,065)	101	15,845
Balance December 31, 2023	$8,408	$—	$283	$8,691

NOTE 15 - EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsors one 401(k) savings plan for eligible employees, which allows participants to make pretax or after tax contributions and the Company matches certain percentages of those contributions. The plan also has a discretionary profit sharing portion and matches 401(k) contributions with shares of the Company’s Common Stock. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. On June 21, 2022, the Company completed the acquisition of Kappa, which sponsors one defined contribution plan for its employees. In addition, on August 30, 2022, the Company completed the acquisition of Bergstrom, which sponsored one defined contribution plan for its employees. The Bergstrom plan merged into the Company sponsored 401(k) savings plan on January 1, 2023. The Company provided for matching 401(k) savings plan contributions of $4,381, $4,363, and $4,142 in 2023, 2022 and 2021, respectively. Profit sharing contributions in 2023, 2022, and 2021 were not material.

Postretirement Medical Plans
The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that is under a collective bargaining agreement and covers eligible retired employees of the Verona, Missouri facility and a plan for executive officers of the Company who meet eligibility requirements as set forth in the Company's Officer Retiree Program. The Company uses a December 31 measurement date for its postretirement medical plans. In accordance with ASC 715, “Compensation—Retirement Benefits,” the Company is required to recognize the over funded or underfunded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.
The actuarial recorded liabilities for such unfunded postretirement benefits are as follows:
Change in benefit obligation:

	2023	2022
Benefit obligation at beginning of year	$1,465	$1,293
Service cost with interest to end of year	108	79
Interest cost	62	26
Participant contributions	23	27
Benefits paid	(30)	(69)
Actuarial (gain) loss	(233)	109
Benefit obligation at end of year	$1,395	$1,465
Change in plan assets:

	2023	2022
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	7	42
Participant contributions	23	27
Benefits paid	(30)	(69)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in consolidated balance sheet:

	2023	2022
Accumulated postretirement benefit obligation	$(1,395)	$(1,465)
Fair value of plan assets	—	—
Funded status	(1,395)	(1,465)
Unrecognized prior service cost	9	74
Unrecognized net loss (gain)	(2)	(24)
Net amount recognized in consolidated balance sheet (after ASC 715) (included in "Other long-term obligations")	$(1,395)	$(1,465)
Accrued postretirement benefit cost (included in "Other long-term obligations")	N/A	N/A
Components of net periodic benefit cost:

	2023	2022	2021
Service cost with interest to end of year	$108	$79	$87
Interest cost	62	26	23
Amortization of prior service cost	—	9	74
Amortization of loss (gain)	8	(2)	(24)
Total net periodic benefit cost	$178	$112	$160

Estimated future employer contributions and benefit payments are as follows:

Year
2024	$131
2025	132
2026	99
2027	101
2028	85
Years 2029-2033	615
Assumptions to determine benefit obligations:

	2023	2022
Discount rate	4.15%	4.40%
Assumptions to determine net cost:

	2023	2022	2021
Discount rate	4.40%	2.10%	1.75%
Defined Benefit Pension Plans
The Company contributes to one multi-employer defined benefit plan under the terms of a collective-bargaining agreement covering its union-represented employees of the Verona, Missouri facility. The risks of participation in this multiemployer plan are different from single-employer plans in the following aspects: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (c) if the Company was to stop participating in its multiemployer plan, the Company would be required to pay that plan an amount based on the underfunded status of the plan, referred to as the withdrawal liability.
The Company’s participation in this plan for the annual period ended December 31, 2023 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN). The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone or critical and declining zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. Finally, the period-to-period comparability of the contributions for 2023 and 2022 was affected by a 4.0% increase in the 2023 contribution rate. There have been no other significant changes that affect the comparability of 2023 and 2022 contributions. The Company does not represent more than 5% of the contributions to this pension fund.

Pension Fund	EIN/Pension Plan Number	Pension Plan Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of Balchem Corporation			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2023	2022		2023	2022	2021
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical & Declining as of 1/1/23	Critical & Declining as of 1/1/22	Implemented	$1,020	$939	$816	No	7/12/2025

The Company provides an unfunded defined benefit pension plan for employees working in Belgium. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees.

The actuarial recorded liabilities for such unfunded defined benefit pension plan are as follows:
Change in benefit obligation:

	2023	2022
Benefit obligation at beginning of year	$1,589	$1,859
Service cost with interest to end of year	65	44
Interest cost	65	17
Participant contributions	—	27
Benefits paid	(188)	(60)
Actuarial loss (gain)	80	(194)
Exchange rate changes	49	(104)
Benefit obligation at end of year	$1,660	$1,589
Change in plan assets:

	2023	2022
Fair value of plan assets at beginning of year	$1,196	$1,175
Actual return on plan assets	56	26
Employer contributions	138	94
Participant contributions	—	27
Benefits paid	(188)	(60)
Exchange rate changes	38	(66)
Fair value of plan assets at end of year	$1,240	$1,196

Amounts recognized in consolidated balance sheet:

	2023	2022
Benefit obligation	$(1,660)	$(1,589)
Fair value of plan assets	1,240	1,196
Funded status	(420)	(393)
Unrecognized prior service cost	N/A	N/A
Unrecognized net (gain)/loss	N/A	N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)	$(420)	$(393)
Accrued postretirement benefit cost (included in other long-term obligations)	N/A	N/A
Components of net periodic benefit cost:

	2023	2022	2021
Service cost with interest to end of year	$65	$44	$67
Interest cost	65	17	14
Expected return on plan assets	(42)	(37)	(34)
Amortization of net loss	—	—	3
Total net periodic benefit cost	$88	$24	$50

Estimated future benefit payments are as follows:

Year
2024	$1
2025	52
2026	1
2027	1
2028	1
Years 2029-2033	1,096
Assumptions to determine benefit obligations:

	2023	2022
Discount rate	3.45%	4.00%

Assumptions to determine net cost:

	2023	2022	2021
Discount rate	4.00%	1.00%	0.75%
Expected return on assets	3.25%	3.25%	3.25%
Deferred Compensation Plan

The Company maintains an unfunded, non-qualified deferred compensation plan for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability as of December 31, 2023 and 2022 was $10,188 and $8,543, respectively, and was included in "Other long-term obligations" on the Company's balance sheet. The related rabbi trust assets were $10,188 and $8,547 as of December 31, 2023 and 2022, respectively, and were included in "Other non-current assets" on the Company's consolidated balance sheets.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
The Company is obligated to make rental payments under non-cancelable operating and finance leases. Aggregate future minimum rental payments required under these leases at December 31, 2023 are disclosed in Note 19, Leases.
The Company’s Verona, Missouri facility, while held by a prior owner, Syntex Agribusiness, Inc. (“Syntex”), was designated by the U.S. Environmental Protection Agency (the "EPA") as a Superfund site and placed on the National Priorities List in 1983 because of dioxin contamination on portions of the site. Remediation was conducted by Syntex under the oversight of the EPA and the Missouri Department of Natural Resources. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site. One of the sellers, in turn, has the benefit of certain contractual indemnification by Syntex in relation to the implementation of the above-described Superfund remedy. In June 2023, in response to a Special Notice Letter received from the EPA in 2022, BCP Ingredients, Inc. ("BCP"), the Company's subsidiary that operates the site, Syntex, EPA, and the State of Missouri entered into an Administrative Settlement Agreement and Order on Consent (“ASAOC”) for a focused remedial investigation/feasibility study ("RI/FS") under which (a) BCP will conduct a source investigation of potential source(s) of releases of 1,4-dioxane and chlorobenzene at a portion of the site and (b) BCP and Syntex will complete a RI/FS to determine a potential remedy, if any is required. Activities under the ASAOC are underway and are expected to continue for some period of time.
Separately, in June 2022, the EPA conducted an inspection of BCP’s Verona, Missouri facility (“2022 EPA Inspection”) which was followed by BCP entering into an Administrative Order for Compliance on Consent (“AOC”) with the EPA in relation to its risk management program at the Verona facility. Further, in January 2023, BCP entered into an Amended AOC with the EPA whereby the parties agreed to the extension of certain timelines. BCP timely completed all requirements under the Amended AOC. In November 2023, BCP received a notice from the Environment and Natural Resources Division of the U.S Department of Justice (“DOJ”) primarily related to the 2022 EPA Inspection, which extended the opportunity to discuss alleged violations of Sections 112(r)(7) of the Clean Air Act and regulations in 40 C.F.R. Part 68, commonly known as the Risk Management Plan Rule (“RMP Rule”). BCP intends to participate in such discussions in 2024. In connection with the 2022 EPA Inspection, the Company believes that a loss contingency in this matter is probable and reasonably estimable and has recorded a loss contingency in an amount that is not material to its financial performance or operations.
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

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2023 and 2022 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio. The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at December 31, 2023 and 2022 included $959 and $934 in money market funds and other interest-bearing deposit accounts, respectively.
Non-current assets at December 31, 2023 and 2022 included $10,188 and $8,547, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
The contingent consideration liabilities included on the balance sheet at of December 31, 2023 and 2022 amount to $100 and $11,400, respectively, and were valued using level three inputs, as defined by ASC 820, "Fair Value Measurement".
The Company also had derivative financial instruments, consisting of a cross-currency swap and an interest rate swap, which were included in "Derivative assets" in the Company's consolidated balance sheets. The fair values of these derivative instruments were determined based on Level 2 inputs, using significant inputs that are observable either directly or indirectly, including interest rate curves and implied volatilities. The Company settled its cross-currency swap and interest rate swap on June 27, 2023 and had no other derivatives outstanding as of December 31, 2023. The derivative assets related to the cross-currency swap and the interest rate swap were $4,587 and $1,406 at December 31, 2022, respectively.

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
Payments for the services the Company provided amounted to $4,363, $4,213, and $3,637, respectively, for the years ended December 31, 2023, 2022, and 2021. The raw materials purchased and subsequently sold amounted to $34,219, $39,853, and $27,915, respectively, for the years ended December 31, 2023, 2022, and 2021. These services and raw materials are primarily recorded in cost of goods sold, net of the finished goods received from St. Gabriel CC Company, LLC of $28,099, $29,062, and $22,043, respectively, for the years ended December 31, 2023, 2022, and 2021. At December 31, 2023 and 2022, the Company had receivables of $8,314 and $8,820, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. At December 31, 2023 and 2022, the Company had payables of $6,050 and $5,224, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. In addition, the Company had payables in the amount of $329 and $296, respectively, related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of December 31, 2023 and 2022.

NOTE 19 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the right of use asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from December 31, 2023. In addition, the Company has historically not been exercising purchase options under the equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with new leases. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.

The Company did not identify any embedded leases. As indicated above, the Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the company applied the following discount rates for new leases entered into during 2023: (1) 1-2 years, 5.45%-6.72% (2) 3-4 years, 6.04%-7.31% (3) 5-9 years, 6.38%-7.65% and (4) 10+ years, 7.10%-8.37%.

Right of use assets and lease liabilities at December 31, 2023 and 2022 are summarized as follows:

Right of use assets	2023	2022
Operating leases	$17,763	$17,094
Finance lease	2,101	2,338
Total	$19,864	$19,432

Lease liabilities - current	2023	2022
Operating leases	$3,949	$3,796
Finance lease	272	226
Total	$4,221	$4,022

Lease liabilities - non-current	2023	2022
Operating leases	$14,601	$13,806
Finance lease	1,943	2,213
Total	$16,544	$16,019

For the years ended December 31, 2023, 2022, and 2021, the Company's total lease costs were as follows, which included both amounts recognized in profits or losses during the period and amounts capitalized on the balance sheet, and the cash flows arising from lease transactions:

	Year ended December 31,
	2023	2022	2021
Lease Cost
Operating lease cost	$5,307	$4,478	$3,143

Finance Lease cost
Amortization of ROU asset	242	210	210
Interest on lease liabilities	115	125	129
Total finance lease	357	335	339

Total lease cost	$5,664	$4,813	$3,482

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,757	$4,269	$3,097
Operating cash flows from finance leases	115	125	129
Financing cash flows from finance leases	222	177	159
	$5,094	$4,571	$3,385

ROU assets obtained in exchange for new operating lease liabilities, net of ROU asset disposals	$6,365	$11,488	$3,804

Weighted-average remaining lease term - operating leases	9.33 years	5.63 years	4.21 years
Weighted-average remaining lease term - finance leases	9.07 years	9.95 years	11.41 years

Weighted-average discount rate - operating leases	7.4%	2.7%	3.5%
Weighted-average discount rate - finance leases	5.0%	5.0%	5.1%

Rent expense charged to operations under operating lease agreements for 2023, 2022, and 2021 aggregated approximately $5,307, $4,478, and $3,143, respectively.
Aggregate future minimum rental payments required under non-cancelable operating and finance leases at December 31, 2023 are as follows:

Year
2024	$5,407
2025	4,219
2026	3,638
2027	2,736
2028	2,219
Thereafter	7,717
Total minimum lease payments	$25,936

NOTE 20 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023, which was designated as cash flow hedge. The net interest income related to the interest rate swap contract were $1,518 and $400 for the years ended December 31, 2023 and 2022, respectively. The net interest expense related to the interest rate swap contract was $2,144 for the year ended December 31, 2021. The net interest income and expense were recorded in the consolidated statements of earnings under "Interest expense, net."
On May 28, 2019, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas, which was designated as net investment hedge. The derivative has a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $1,119, $2,250, and $2,257 for the years ended December 31, 2023, 2022, and 2021, respectively. The interest income was recorded in the consolidated statements of earnings under "Interest expense, net."

The Company settled its derivative instruments on their maturity date of June 27, 2023 and had no other derivatives outstanding as of December 31, 2023. The proceeds from the settlement of the cross-currency swap in the amount of $2,740 were classified as investing activities in the Consolidated Statements of Cash Flows.

As of December 31, 2022, the fair value of the derivative instruments is presented as follows in the Company's consolidated balance sheets:

Derivative assets	December 31, 2022
Interest rate swap	$1,406
Cross-currency swap	4,587
Derivative assets	$5,993

Gains and losses on our hedging instruments were recognized in accumulated other comprehensive income (loss) and categorized as follows for the years ended December 31, 2023, 2022, and 2021:

	Location within Statements of Comprehensive Income	Year ended December 31,
		2023	2022	2021
Cash flow hedge (interest rate swap), net of tax	Unrealized (loss) gain on cash flow hedge, net	$(1,065)	$2,696	$2,053
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	(1,455)	3,851	4,766
		$(2,520)	$6,547	$6,819

In connection with the Kappa acquisition (see Note 2, Significant Acquisitions), the Company entered into four short-term foreign currency exchange forward contracts to manage fluctuations in foreign currency exchange rates. The Company did not designate these contracts as hedged transactions under the applicable sections of ASC Topic 815, "Derivatives and Hedging". For the year ended December 31, 2022, the net gains on these forward contracts of $512 were recorded in other income or loss in the consolidated statements of earnings. As of December 31, 2023, the Company did not maintain any open foreign currency exchange forward contracts as all four contracts expired during 2022.

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share data)

	2023				2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$232,540	$231,252	$229,948	$228,699	$228,867	$236,693	$244,267	$232,531
Gross margin	73,170	77,349	76,544	74,993	71,506	71,876	68,430	68,639
Earnings before income taxes	29,119	38,400	36,475	33,267	37,630	39,258	31,085	25,776
Net earnings	22,710	30,110	29,075	26,648	28,930	29,782	25,249	21,406
Basic net earnings per common share	$0.71	$0.94	$0.91	$0.83	$0.90	$0.93	$0.79	$0.67
Diluted net earnings per common share	$0.70	$0.93	$0.90	$0.82	$0.89	$0.92	$0.78	$0.66

BALCHEM CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	Allowance for Doubtful Accounts	Inventory Reserve
Balance - December 31, 2020	$2,092	$2,782
Additions charged to costs and expenses	180	7,312
Adjustments/deductions (a)	(1,344)	(8,669)

Balance - December 31, 2021	928	1,425
Additions charged to costs and expenses	401	6,786
Adjustments/deductions (a)	(103)	(5,571)

Balance - December 31, 2022	1,226	2,640
Additions charged to costs and expenses	37	2,450
Adjustments/deductions (a)	(355)	(2,627)

Balance - December 31, 2023	$908	$2,463

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
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
As of December 31, 2023, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework (New Framework) to conduct an assessment of the effectiveness of our internal control over financial reporting. Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of Registered Public Accounting Firm
The independent registered public accounting firm of RSM US LLP has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control Over Financial Reporting
There has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2023, management's assessment of and conclusion of the effectiveness of our internal controls over financial reporting of both Kappa and Bergstrom have been completed. Therefore, management's assessment of and conclusion of the effectiveness of our internal control over financial reporting also includes the internal controls over financial reporting of Kappa and Bergstrom.

Item 9B.    Other Information
No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the fiscal quarter ended December 31, 2023.

PART III
Item 10.    Directors, Executive Officers of the Registrant, and Corporate Governance.

The information regarding our executive officers is included in Part I of this report under the heading “Information about our Executive Officers.”

The other information required by this item is incorporated by reference to the information contained under the headings “Proposal 1. Election of Directors”, “Delinquent Section 16(a) Reports,” and “Corporate Governance” in our Proxy Statement for the 2024 Annual Meeting of Shareholders which will be filed no later than 120 days after December 31, 2023 (the “2024 Proxy Statement”).

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference to the information contained under the headings “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our 2024 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and of Management” and Equity Compensation Plan Information” in our 2024 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the information contained under the headings “Related Party Transactions” and “Director Independence” in our 2024 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information contained under the heading “Information Relating to Proposal 2. Ratification of Appointment of Independent Registered Public Accounting Firm” of our 2024 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Page Number

	Report of Independent Registered Public Accounting Firm	29

	Consolidated Balance Sheets as of December 31, 2023 and 2022	31

	Consolidated Statements of Earnings for the years ended December 31, 2023, 2022 and 2021	32

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	33

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021	34

	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	35

	Notes to Consolidated Financial Statements	36

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021	67

3.	Exhibits

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

10.1
Balchem Corporation 401(k) Basic Plan Document #01, as amended by the Balchem Corporation 401(K) Plan Amendment of January 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on February 24, 2023).*

10.2
Balchem Corporation Second Amended and Restated 1999 Stock Plan, (incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-155655, filed on November 25, 2008, and to the Company's Proxy Statement, filed on April 25, 2008).*

10.3
Amended and Restated Credit Agreement dated July 27, 2022 (the "Amended Credit Agreement") among Balchem Corporation, the Domestic Guarantors (as defined in the Amended Credit Agreement), JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders (as defined in the Amended Credit Agreement) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 1, 2022).

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

10.6	Amended and Restated Balchem Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 26, 2023).*

10.7	Form of Agreement, Balchem Corporation Restricted Stock Grant Agreement (filed herewith).*

10.8	Form of Agreement, Balchem Corporation Performance Share Unit Grant Agreement (filed herewith).*

10.9	Form of Agreement, Balchem Corporation Stock Option Grant Agreement (filed herewith).*

10.10	Balchem Corporation Officer Retiree Program (filed herewith).*

10.11	Balchem Corporation Director Retiree Program (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 24, 2023).*

10.12
Employment Agreement, dated as of April 22, 2015, between the Company and Theodore L. Harris (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2015).*

10.13	Offer Letter dated January 10, 2019 between the Company and C. Martin Bengtsson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 4, 2019).*

10.14	Theodore L. Harris Stock Option Grant Agreement, dated September 15, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 4, 2022).*

21.1	Subsidiaries of Registrant (filed herewith).

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).

97.1	Balchem Corporation Incentive-Based Compensation Recovery Policy (filed herewith).*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2024	BALCHEM CORPORATION
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
Date: February 16, 2024

/s/ C. Martin Bengtsson
C. Martin Bengtsson, Executive Vice President and
Chief Financial Officer
Date: February 16, 2024

/s/ William A. Backus
William A. Backus, Vice President and
Chief Accounting Officer
Date: February 16, 2024

/s/ David B. Fischer
David B. Fischer, Director
Date: February 16, 2024

/s/ Kathleen B. Fish
Kathleen B. Fish, Director
Date: February 16, 2024

/s/ Daniel E. Knutson
Daniel E. Knutson, Director
Date: February 16, 2024

/s/ Joyce J. Lee
Joyce J. Lee, Director
Date: February 16, 2024

/s/ Olivier Rigaud
Olivier Rigaud, Director
Date: February 16, 2024

/s/ Monica Vicente
Monica Vicente, Director
Date: February 16, 2024

/s/ Matthew D. Wineinger
Matthew D. Wineinger, Director
Date: February 16, 2024