Form 10-Q
period 2024-06-30
BALCHEM CORP
filed 2024-07-26
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2024
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 18, 2024, the registrant had 32,443,731 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	June 30, 2024 (unaudited)	December 31, 2023
Current assets:
Cash and cash equivalents	$63,738	$64,447
Accounts receivable, net of allowances of $1,066 and $908 at June 30, 2024 and December 31, 2023 respectively	123,400	125,284
Inventories, net	117,099	109,521
Prepaid expenses	9,963	7,798
Other current assets	5,956	7,192
Total current assets	320,156	314,242
Property, plant and equipment, net	272,539	276,039
Goodwill	770,026	778,907
Intangible assets with finite lives, net	176,102	191,212
Right of use assets - operating leases	16,469	17,763
Right of use assets - finance lease	1,976	2,101
Other non-current assets	17,698	16,947
Total assets	$1,574,966	$1,597,211
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$54,501	$55,503
Accrued expenses	36,993	40,855
Accrued compensation and other benefits	14,500	17,228
Dividends payable	53	25,717
Income taxes payable	3,437	4,967
Operating lease liabilities - current	3,589	3,949
Finance lease liabilities - current	249	272
Total current liabilities	113,322	148,491
Revolving loan	266,569	309,569
Deferred income taxes	49,956	52,046
Operating lease liabilities - non-current	13,666	14,601
Finance lease liabilities - non-current	1,847	1,943
Other long-term obligations	17,242	16,577
Total liabilities	462,602	543,227
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,434,858 and 32,254,728 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,164	2,152
Additional paid-in capital	158,791	145,653
Retained earnings	958,543	897,488
Accumulated other comprehensive (loss) income	(7,134)	8,691
Total stockholders' equity	1,112,364	1,053,984
Total liabilities and stockholders' equity	$1,574,966	$1,597,211

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$234,081	$231,252	$473,740	$463,792

Cost of sales	151,087	153,903	309,232	313,273

Gross margin	82,994	77,349	164,508	150,519

Operating expenses:
Selling expenses	18,014	18,684	36,241	36,867
Research and development expenses	3,854	3,795	7,954	7,245
General and administrative expenses	15,329	12,034	32,840	29,163
	37,197	34,513	77,035	73,275

Earnings from operations	45,797	42,836	87,473	77,244

Other expenses, net:
Interest expense, net	4,240	5,163	9,638	10,728
Other expense (income), net	331	(727)	(241)	(1,003)
	4,571	4,436	9,397	9,725

Earnings before income tax expense	41,226	38,400	78,076	67,519

Income tax expense	9,157	8,290	17,021	14,699

Net earnings	$32,069	$30,110	$61,055	$52,820

Net earnings per common share - basic	$0.99	$0.94	$1.89	$1.65

Net earnings per common share - diluted	$0.98	$0.93	$1.87	$1.63
See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net earnings	$32,069	$30,110	$61,055	$52,820

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,260)	(1,116)	(15,977)	8,308
Unrealized loss on cash flow hedge	—	(554)	—	(1,065)
Change in postretirement benefit plans	(2)	2	152	102
Other comprehensive (loss) income	(3,262)	(1,668)	(15,825)	7,345

Comprehensive income	$28,807	$28,442	$45,230	$60,165

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Six Months Ended June 30, 2024 and 2023
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2023	$1,053,984	$897,488	$8,691	32,254,728	$2,152	$145,653
Net earnings	28,986	28,986	—	—	—	—
Other comprehensive loss	(12,563)	—	(12,563)	—	—	—
Repurchases of common stock, including excise tax	(5,254)	—	—	(36,122)	(2)	(5,252)
Shares and options issued under stock plans	13,638	—	—	204,794	13	13,625
Balance - March 31, 2024	1,078,791	926,474	(3,872)	32,423,400	2,163	154,026
Net earnings	32,069	32,069	—	—	—	—
Other comprehensive loss	(3,262)	—	(3,262)	—	—	—
Repurchases of common stock, including excise tax	(11)	—	—	(72)	—	(11)
Shares and options issued under stock plans	4,777	—	—	11,530	1	4,776
Balance - June 30, 2024	$1,112,364	$958,543	$(7,134)	32,434,858	$2,164	$158,791

Balance - December 31, 2022	$938,284	$814,487	$(7,154)	32,152,787	$2,145	$128,806
Net earnings	22,710	22,710	—	—	—	—
Other comprehensive income	9,013	—	9,013	—	—	—
Repurchases of common stock, including excise tax	(3,887)	—	—	(28,109)	(2)	(3,885)
Shares and options issued under stock plans	7,296	—	—	100,949	7	7,289
Balance - March 31, 2023	973,416	837,197	1,859	32,225,627	2,150	132,210
Net earnings	30,110	30,110	—	—	—	—
Other comprehensive loss	(1,668)	—	(1,668)	—	—	—
Repurchases of common stock, including excise tax	(76)	—	—	(567)	—	(76)
Shares and options issued under stock plans	5,121	—	—	14,142	1	5,120
Balance - June 30, 2023	$1,006,903	$867,307	$191	32,239,202	$2,151	$137,254

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$61,055	$52,820

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,174	27,074
Stock compensation expense	8,636	8,518
Deferred income taxes	(1,116)	(573)
Provision for doubtful accounts	295	133
Unrealized gain on foreign currency transactions and deferred compensation	(507)	(1,010)
Asset impairment and loss on disposal of assets	313	5,203
Change in fair value of contingent consideration liability	(91)	(6,400)
Changes in assets and liabilities
Accounts receivable	1,208	6,621
Inventories	(8,345)	(5,332)
Prepaid expenses and other current assets	(1,160)	(5,389)
Accounts payable and accrued expenses	(6,875)	(5,451)
Income taxes	(1,441)	(6,293)
Other	234	(92)
Net cash provided by operating activities	78,380	69,829

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(13,788)	(17,880)
Cash paid for acquisitions, net of cash acquired	—	(341)
Proceeds from sale of assets	272	1,881
Proceeds from settlement of net investment hedge	—	2,740
Investment in affiliates	(80)	(72)
Net cash used in investing activities	(13,596)	(13,672)

Cash flows from financing activities:
Proceeds from revolving loan	26,000	13,000
Principal payments on revolving loan	(69,000)	(48,000)
Principal payments on finance lease	(111)	(110)
Proceeds from stock options exercised	9,682	3,826
Dividends paid	(25,568)	(22,869)
Repurchases of common stock	(5,213)	(3,924)
Net cash used in financing activities	(64,210)	(58,077)

Effect of exchange rate changes on cash	(1,283)	2,216

(Decrease) increase in cash and cash equivalents	(709)	296

Cash and cash equivalents beginning of period	64,447	66,560
Cash and cash equivalents end of period	$63,738	$66,856

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
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results expected for the full year or any interim period.

Recent Accounting Pronouncements

Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. The amendment is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment in this update should be applied on a prospective basis, with retrospective application permitted. The Company is in the process of evaluating the impact that the adoption of ASU 2023-09 will have to the financial statements and related disclosures.
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

NOTE 2 - STOCKHOLDERS' EQUITY
Stock-Based Compensation
The Company’s results for the three and six months ended June 30, 2024 and 2023 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the		Increase/(Decrease) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$425	$545	$825	$959
Operating expenses	3,461	3,203	7,811	7,559
Net earnings	(2,974)	(2,881)	(6,627)	(6,563)

As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company's omnibus incentive plan allows for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plan. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2024, the plan had 841,101 shares available for future awards, which included an additional 800,000 shares approved by the Company's shareholders during its annual meeting of shareholders held on June 22, 2023. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options, three years for employee restricted stock awards, three years for employee performance share awards, and three years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2024 and 2023 is summarized below:

For the Six Months Ended June 30, 2024	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2023	1,078	$104.38	$47,889
Granted	113	143.43
Exercised	(137)	70.75
Forfeited	(2)	137.06
Canceled	—	—
Outstanding as of June 30, 2024	1,052	$112.90	$43,199	6.0

Exercisable as of June 30, 2024	687	$98.31	$38,241	4.7

For the Six Months Ended June 30, 2023	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2022	1,045	$99.82	$27,221
Granted	109	138.09
Exercised	(46)	83.43
Forfeited	(11)	131.79
Canceled	(1)	138.07
Outstanding as of June 30, 2023	1,096	$103.96	$35,430	6.2

Exercisable as of June 30, 2023	728	$87.95	$34,170	4.8

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The weighted average fair values of the stock options granted under the Plans were calculated using either the Black-Scholes model or the Binomial model, whichever was deemed to be most appropriate. For the six months ended June 30, 2024, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions: dividend yields of 0.6%; expected volatilities of 28%; risk-free interest rates of 4.1%; and expected lives of 5.0 years. For the six months ended June 30, 2023, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions: dividend yields of 0.5%; expected volatilities of 28%; risk-free interest rates of 3.9%; and expected lives of 4.8 years.
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

Other information pertaining to option activity during the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average fair value of options granted	$—	$—	$44.52	$40.91
Total intrinsic value of stock options exercised ($000s)	$944	$597	$11,321	$2,181
Non-vested restricted stock activity for the six months ended June 30, 2024 and 2023 is summarized below:

	Six Months Ended June 30,
	2024		2023
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	116	$133.06	122	$124.42
Granted	37	143.78	39	137.48
Vested	(32)	119.11	(32)	110.95
Forfeited	(2)	132.81	(4)	128.06
Non-vested balance as of June 30	119	$140.14	125	$131.76

Non-vested performance share activity for the six months ended June 30, 2024 and 2023 is summarized below:

	Six Months Ended June 30,
	2024		2023
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	76	$135.25	70	$127.69
Granted	47	152.28	42	139.66
Vested	(44)	106.57	(36)	98.84
Forfeited	—	—	—	—
Non-vested balance as of June 30	79	$150.73	76	$135.25

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return (TSR) where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value of the grant at the date of grant. A Monte-Carlo simulation has been used to estimate the fair value. The assumptions used in the fair value determination were risk free interest rates of 4.2% and 4.2%; dividend yields of 0.0% and 0.5%; volatilities of 25% and 32%; and initial TSR’s of 10.3% and 4.2%, in each case for the six months ended June 30, 2024 and 2023, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth. Grants may be subject to a mandatory holding period of one year from the vesting date. For PS grants made for the 2024-2026 performance period, grants are subject to such holding period.

As of June 30, 2024 and 2023, there were $26,557 and $26,244, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2024, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The Company estimates that share-based compensation expense for the year ended December 31, 2024 will be approximately $16,700.
Repurchase of Common Stock
The Company's Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,139,300 shares have been repurchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Company also repurchases (withholds) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. Such repurchases of shares from employees are funded with existing cash on hand. During the six months ended June 30, 2024 and 2023, the Company purchased 36,194 and 28,676 shares, respectively, from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan at an average cost of $144.04 and $136.85, respectively.

NOTE 3 – INVENTORIES
Inventories, net of reserves at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$36,069	$39,517
Work in progress	6,175	3,960
Finished goods	74,855	66,044
Total inventories	$117,099	$109,521

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
Land	$11,612	$11,787
Building	103,940	104,363
Equipment	311,096	312,704
Construction in progress	65,639	59,981
	492,287	488,835
Less: accumulated depreciation	219,748	212,796
Property, plant and equipment, net	$272,539	$276,039

In accordance with Topic 360, the Company reviews long-lived assets for impairment whenever events indicate that the carrying amount of the assets may not be fully recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. Included in "General and administrative expenses" were $6,146 of restructuring-related impairment and asset disposal charges for the three and six months ended June 30, 2023. There were no such charges related to restructuring for the three and six months ended June 30, 2024.

NOTE 5 - INTANGIBLE ASSETS
The Company had goodwill in the amount of $770,026 and $778,907 as of June 30, 2024 and December 31, 2023, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The decrease in goodwill is due to changes in foreign currency translation.
Identifiable intangible assets with finite lives at June 30, 2024 and December 31, 2023 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at June 30, 2024	Accumulated Amortization at June 30, 2024	Gross Carrying Amount at December 31, 2023	Accumulated Amortization at December 31, 2023
Customer relationships & lists	10-20	$358,082	$216,998	$362,032	$209,651
Trademarks & trade names	2-17	50,112	39,754	50,286	37,773
Developed technology	5-12	40,638	18,308	41,184	17,516
Other	2-18	26,004	23,674	25,733	23,083
		$474,836	$298,734	$479,235	$288,023
Amortization of identifiable intangible assets was approximately $5,243 and $11,585 for the three and six months ended June 30, 2024, respectively, and $6,892 and $14,185 for the three and six months ended June 30, 2023, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $7,530 for the remainder of 2024, $15,645 for 2025, $15,434 for 2026, $14,907 for 2027, $14,509 for 2028 and $14,086 for 2029. At June 30, 2024 and December 31, 2023, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” on the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2024 and 2023.

NOTE 6 - EQUITY METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company receives up to 2/3 of the production offtake capacity and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company recognized a loss of $122 and $243 for the three and six months ended June 30, 2024, respectively, and $139 and $278 for the three and six months ended June 30, 2023, respectively, relating to its portion of the joint venture's expenses in other expense. The Company made capital contributions to the investment totaling $38 and $80 for the three and six months ended June 30, 2024, respectively, and $16 and $72 for the three and six months ended June 30, 2023, respectively. The carrying value of the joint venture at June 30, 2024 and December 31, 2023 was $3,912 and $4,076, respectively, and is recorded in "Other non-current assets" on the condensed consolidated balance sheets.

NOTE 7 – REVOLVING LOAN
On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility, due on July 27, 2027. The 2022 Credit Agreement allows for up to $550,000 of borrowing. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion. As of June 30, 2024 and December 31, 2023, the total balance outstanding on the 2022 Credit Agreement amounted to $266,569 and $309,569, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the 2022 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2022 Credit Agreement, and the interest rate was 6.569% at June 30, 2024. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2022 Credit Agreement and ranges from 0.150% to 0.225% (0.175% at June 30, 2024). The unused portion of the revolving loan amounted to $283,431 at June 30, 2024. The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the 2022 Credit Agreement, which is not materially different than the effective interest method. Capitalized costs net of accumulated amortization were $886 and $1,030 at June 30, 2024 and December 31, 2023, respectively, and are included in "Other non-current assets" on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $73 and $144 for both the three and six months ended June 30, 2024 and 2023 and are included in "Interest expense, net" in the accompanying condensed consolidated statements of earnings.
The 2022 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At June 30, 2024, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 8– NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Earnings - Basic and Diluted	$32,069	$30,110	$61,055	$52,820

Shares (000s)
Weighted Average Common Shares - Basic	32,310	32,110	32,280	32,094
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	339	324	358	330
Weighted Average Common Shares - Diluted	32,649	32,434	32,638	32,424

Net Earnings Per Share - Basic	$0.99	$0.94	$1.89	$1.65
Net Earnings Per Share - Diluted	$0.98	$0.93	$1.87	$1.63
The number of anti-dilutive shares were 339,366 and 357,534 for the three and six months ended June 30, 2024, respectively, and 352,759 and 391,269 for the three and six months ended June 30, 2023, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 9 – INCOME TAXES
The Company’s effective tax rate for the three months ended June 30, 2024 and 2023, was 22.2% and 21.6%, respectively. The higher effective tax rate for the quarter was primarily due to lower tax benefits from stock-based compensation and certain higher state taxes, partially offset by certain lower foreign taxes. The effective tax rate was 21.8% for each of the six months ended June 30, 2024 and 2023. Certain lower foreign taxes for the six months ended June 30, 2024 were offset by certain higher state taxes.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2024, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2019. The Company had approximately $4,766 and $4,650 of unrecognized tax benefits, which are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets, as of June 30, 2024 and December 31, 2023, respectively. The Company includes interest expense or income as well as potential penalties on uncertain tax positions as a component of "Income tax expense" in the condensed consolidated statements of earnings. Total accrued interest and penalties related to uncertain tax positions at June 30, 2024 and December 31, 2023 were approximately $1,530 and $1,413, respectively, and are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets.

The European Union ("EU") member states formally adopted the EU's Pillar Two Directive on December 15, 2022, which was established by the Organization for Economic Co-operation and Development. Pillar Two generally provides for a 15 percent minimum effective tax rate for the jurisdictions where multinational enterprises operate. While the Company does not anticipate that this will have a material impact on its tax provision or effective tax rate, the Company continues to monitor evolving tax legislation in the jurisdictions in which it operates.

NOTE 10 – SEGMENT INFORMATION
Balchem Corporation reports three reportable segments: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated".
The segment information is summarized as follows:

Business Segment Assets	June 30, 2024	December 31, 2023
Human Nutrition and Health	$1,171,962	$1,180,527
Animal Nutrition and Health	155,919	166,994
Specialty Products	166,306	168,307
Other and Unallocated (1)	80,779	81,383
Total	$1,574,966	$1,597,211

Business Segment Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Human Nutrition and Health	$147,928	$135,669	$300,672	$268,322
Animal Nutrition and Health	49,557	61,329	103,478	126,218
Specialty Products	35,094	32,726	66,707	64,957
Other and Unallocated (2)	1,502	1,528	2,883	4,295
Total	$234,081	$231,252	$473,740	$463,792

Business Segment Earnings Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Human Nutrition and Health	$33,367	$27,499	$66,624	$45,934
Animal Nutrition and Health	2,693	7,662	4,753	17,160
Specialty Products	11,228	9,298	19,427	17,244
Other and Unallocated (2)	(1,491)	(1,623)	(3,331)	(3,094)
Interest and other expenses	(4,571)	(4,436)	(9,397)	(9,725)
Total	$41,226	$38,400	$78,076	$67,519

Depreciation/Amortization	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Human Nutrition and Health	$8,386	$9,265	$17,926	$18,927
Animal Nutrition and Health	2,096	2,123	4,198	3,768
Specialty Products	1,765	1,811	3,544	3,609
Other and Unallocated (2)	259	229	506	770
Total	$12,506	$13,428	$26,174	$27,074

Capital Expenditures	Six Months Ended June 30,
	2024	2023
Human Nutrition and Health	$7,697	$13,785
Animal Nutrition and Health	4,332	2,130
Specialty Products	1,245	1,447
Other and Unallocated (2)	173	151
Total	$13,447	$17,513

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs of $132 and $572 for the three and six months ended June 30, 2024, respectively, and $651 and $1,216 for the three and six months ended June 30, 2023, respectively, and (ii) Unallocated amortization expense of $0 and $0 for the three and six months ended June 30, 2024, respectively, and $0 and $312 for the three and six months ended June 30, 2023, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

NOTE 11 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.
The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product Sales Revenue	$233,726	$230,473	$472,852	$462,233
Royalty Revenue	355	779	888	1,559
Total Revenue	$234,081	$231,252	$473,740	$463,792

The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$177,692	$171,450	$359,778	$338,334
Foreign Countries	56,389	59,802	113,962	125,458
Total Revenue	$234,081	$231,252	$473,740	$463,792

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the six months ended June 30, 2024 and 2023 for income taxes and interest is as follows:

	Six Months Ended June 30,
	2024	2023
Income taxes	$19,140	$20,471
Interest	$10,155	$13,454

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The changes in accumulated other comprehensive (loss) income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net foreign currency translation adjustment	$(3,260)	$(1,116)	$(15,977)	$8,308

Net change of cash flow hedge (see Note 19 for further information)
Unrealized loss on cash flow hedge	—	(730)	—	(1,406)
Tax	—	176	—	341
Net of tax	—	(554)	—	(1,065)

Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of (gain) loss	(2)	2	(5)	4
Prior service loss arising during the period	—	—	206	132
Total before tax	(2)	2	201	136
Tax	—	—	(49)	(34)
Net of tax	(2)	2	152	102

Total other comprehensive (loss) income	$(3,262)	$(1,668)	$(15,825)	$7,345

Included in "Net foreign currency translation adjustment" were losses of $434 and $1,455 related to a net investment hedge, which were net of tax benefits of $782 and $1,114 for the three and six months ended June 30, 2023, respectively. The Company settled its derivative instruments on their maturity date of June 27, 2023. See Note 19, Derivative Instruments and Hedging Activities.

Accumulated other comprehensive (loss) income at June 30, 2024 and December 31, 2023 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2023	$8,408	$—	$283	$8,691
Other comprehensive (loss) income	(15,977)	—	152	(15,825)
Balance June 30, 2024	$(7,569)	$—	$435	$(7,134)

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
Net periodic benefit costs for such retirement medical plans were as follows:

	Six Months Ended June 30,
	2024	2023
Service cost	$56	$54
Interest cost	28	31
Amortization of (gain) loss	(5)	4
Net periodic benefit cost	$79	$89

The amounts recorded for these obligations on the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 are $1,336 and $1,395, respectively, and are included in "Other long-term obligations" on the Company's condensed consolidated balance sheets. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $200 per year.

Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas Holding NV, a privately held specialty gases company headquartered in Grimbergen, Belgium ("Chemogas"), which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on the Company's condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 were $393 and $420, respectively, and were included in "Other long-term obligations" on the Company's condensed consolidated balance sheets.

Net periodic benefit costs for such benefit pension plans were as follows:

	Six Months Ended June 30,
	2024	2023
Service cost with interest to end of year	$37	$32
Interest cost	28	32
Expected return on plan assets	(21)	(21)
Total net periodic benefit cost	$44	$43

Deferred Compensation Plan
The Company provides an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $10,965 as of June 30, 2024, of which $10,946 was included in "Other long-term obligations" and $19 was included in "Accrued compensation and other benefits" on the Company's condensed consolidated balance sheets. The deferred compensation liability was $10,188 as of December 31, 2023 and was included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets. The related assets of the irrevocable trust funds (also known as "rabbi trust funds") were $10,962 and $10,188 as of June 30, 2024 and December 31, 2023, respectively, and were included in "Other non-current assets" on the Company's condensed consolidated balance sheets.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company is obligated to make rental payments under non-cancelable operating and finance leases. Aggregate future minimum rental payments required under these leases at June 30, 2024 are disclosed in Note 18, Leases.
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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2024 and December 31, 2023 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio. The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at June 30, 2024 and December 31, 2023 includes $5,472 and $959 in money market funds and other interest-bearing deposit accounts, respectively.
Non-current assets at June 30, 2024 and December 31, 2023 included $10,962 and $10,188, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”
The contingent consideration liabilities included on the balance sheet were $9 and $100 as of June 30, 2024 and December 31, 2023, respectively, and were valued using level three inputs, as defined by ASC 820, "Fair Value Measurement".

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
Payments for the services the Company provided amounted to $1,120 and $2,212 for the three and six months ended June 30, 2024, respectively, and $1,028 and $2,200 for the three and six months ended June 30, 2023, respectively. The raw materials purchased and subsequently sold amounted to $7,301 and $13,633 for the three and six months ended June 30, 2024, respectively, and $9,782 and $19,795 for the three and six months ended June 30, 2023, respectively. These services and raw materials are primarily recorded in cost of goods sold, net of the finished goods received from St. Gabriel CC Company, LLC of $5,713 and $10,684 during the three and six months ended June 30, 2024, respectively, and $8,223 and $16,295 for the three and six months ended June 30, 2023, respectively. At June 30, 2024 and December 31, 2023, the Company had receivables of $2,959 and $8,314, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. At June 30, 2024 and December 31, 2023, the Company had payables of $2,096 and $6,050, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. The Company had payables in the amount of $296 and $329, respectively, related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of June 30, 2024 and December 31, 2023.

NOTE 18 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. The Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the condensed consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the Company applied the following discount rates for new leases entered into during the second quarter of 2024: (1) 1-2 years, 6.73% (2) 3-4 years, 7.32% (3) 5-9 years, 7.66% and (4) 10+ years, 8.38%.
Right of use assets and lease liabilities at June 30, 2024 and December 31, 2023 are summarized as follows:

Right of use assets	June 30, 2024	December 31, 2023
Operating leases	$16,469	$17,763
Finance leases	1,976	2,101
Total	$18,445	$19,864

Lease liabilities - current	June 30, 2024	December 31, 2023
Operating leases	$3,589	$3,949
Finance leases	249	272
Total	$3,838	$4,221

Lease liabilities - non-current	June 30, 2024	December 31, 2023
Operating leases	$13,666	$14,601
Finance leases	1,847	1,943
Total	$15,513	$16,544

For the three and six months ended June 30, 2024 and 2023, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Cost
Operating lease cost	$1,351	$1,376	$2,692	$2,646

Finance lease cost
Amortization of ROU asset	60	60	120	120
Interest on lease liabilities	27	29	54	58
Total finance lease	87	89	174	178

Total lease cost	$1,438	$1,465	$2,866	$2,824

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,361	$1,151	$2,694	$2,209
Operating cash flows from finance leases	27	29	54	58
Financing cash flows from finance leases	54	55	111	110
	$1,442	$1,235	$2,859	$2,377

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$766	$2,148	$1,164	$2,605

Weighted-average remaining lease term - operating leases	9.17 years	5.41 years	9.17 years	5.41 years
Weighted-average remaining lease term - finance leases	8.65 years	9.51 years	8.65 years	9.51 years

Weighted-average discount rate - operating leases	7.5%	4.1%	7.5%	4.1%
Weighted-average discount rate - finance leases	5.0%	5.0%	5.0%	5.0%
Rent expense charged to operations under operating lease agreements for the three and six months ended June 30, 2024 aggregated to approximately $1,351 and $2,692, respectively, and $1,376 and $2,646 for the three and six months ended June 30, 2023, respectively.
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at June 30, 2024 are as follows:

Year
July 1, 2024 to December 31, 2024	$2,875
2025	4,589
2026	3,990
2027	2,921
2028	2,298
2029	1,839
Thereafter	5,805
Total minimum lease payments	$24,317

NOTE 19 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023, which was designated as cash flow hedge. The net interest income related to the interest rate swap contract was $834 and $1,518 for the three and six months ended June 30, 2023, respectively. There was no such income for the three and six months ended June 30, 2024 as the interest rate swap was settled on its maturity date of June 27, 2023. The net interest income was recorded in the condensed consolidated statements of earnings under "Interest expense, net."
On May 28, 2019, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas, which was designated as net investment hedge. The derivative had a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $569 and $1,119 for the three and six months ended June 30, 2023, respectively. There was no such income for the three and six months ended June 30, 2024 as the cross-currency swap was settled on its maturity date of June 27, 2023. The interest income was recorded in the condensed consolidated statements of earnings under "Interest expense, net."
The Company settled its derivative instruments on their maturity date of June 27, 2023 and had no other derivatives outstanding as of June 30, 2024. The proceeds from the settlement of the cross-currency swap in the amount of $2,740 were classified as investing activities in the Consolidated Statements of Cash Flows in the second quarter of 2023.
Losses on our hedging instruments were recognized in accumulated other comprehensive income (loss) and categorized as follows for the three and six months ended June 30, 2023. There were no such losses for the three and six months ended June 30, 2024:

	Location within Statements of Comprehensive Income	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

Cash flow hedge (interest rate swap), net of tax	Unrealized (loss) on cash flow hedge, net	$(554)	$(1,065)
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	(434)	(1,455)
Total		$(988)	$(2,520)

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

Overview
We develop, manufacture, distribute and market specialty performance ingredients and products for the nutritional, food, pharmaceutical, animal health, performance gases, plant nutrition and industrial markets. Our three reportable segments are strategic businesses that offer products and services to different markets: Human Nutrition & Health, Animal Nutrition & Health, and Specialty Products. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated".
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

As of June 30, 2024, we employed approximately 1,290 full time employees worldwide. We are seeing some modest improvement in most relevant labor markets and we believe that we have been successful in attracting skilled and experienced personnel in a competitive environment and that our human capital resources are adequate to perform all business functions. In addition, we continue to enhance technology to further optimize productivity and performance.

Segment Results

We sell products for all three segments through our own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2024 and 2023:

Business Segment Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Human Nutrition & Health	$147,928	$135,669	$300,672	$268,322
Animal Nutrition & Health	49,557	61,329	103,478	126,218
Specialty Products	35,094	32,726	66,707	64,957
Other and Unallocated (1)	1,502	1,528	2,883	4,295
Total	$234,081	$231,252	$473,740	$463,792

Business Segment Earnings From Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Human Nutrition & Health	$33,367	$27,499	$66,624	$45,934
Animal Nutrition & Health	2,693	7,662	4,753	17,160
Specialty Products	11,228	9,298	19,427	17,244
Other and Unallocated (1)	(1,491)	(1,623)	(3,331)	(3,094)
Total	$45,797	$42,836	$87,473	$77,244

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs of $132 and $572 for the three and six months ended June 30, 2024, respectively, and $651 and $1,216 for the three and six months ended June 30, 2023, respectively, and (ii) Unallocated amortization expense of $0 and $0 for the three and six months ended June 30, 2024, respectively, and $0 and $312 for the three and six months ended June 30, 2023, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

Results of Operations - Three Months Ended June 30, 2024 and 2023

Net Earnings

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Net sales	$234,081	$231,252	$2,829	1.2%
Gross margin	82,994	77,349	5,645	7.3%
Operating expenses	37,197	34,513	2,684	7.8%
Earnings from operations	45,797	42,836	2,961	6.9%
Interest and other expenses	4,571	4,436	135	3.0%
Income tax expense	9,157	8,290	867	10.5%
Net earnings	$32,069	$30,110	$1,959	6.5%
Net Sales

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Human Nutrition & Health	$147,928	$135,669	$12,259	9.0%
Animal Nutrition & Health	49,557	61,329	(11,772)	(19.2)%
Specialty Products	35,094	32,726	2,368	7.2%
Other	1,502	1,528	(26)	(1.7)%
Total	$234,081	$231,252	$2,829	1.2%

•The increase in net sales within the Human Nutrition & Health segment for the second quarter of 2024 as compared to the second quarter of 2023 was primarily driven by higher sales within the minerals and nutrients business. Total sales for this segment grew 9.0%, with volume and mix contributing 7.6%, average selling prices contributing 1.5%, and the change in foreign currency exchange rates contributing -0.1%.

•The decrease in net sales within the Animal Nutrition & Health segment for the second quarter of 2024 compared to the second quarter of 2023 was driven by lower sales in both the monogastric and ruminant species markets. Total sales for this segment decreased by 19.2%, with volume and mix contributing -11.7%, average selling prices contributing -7.2%, and the change in foreign currency exchange rates contributing -0.3%.

•The increase in net sales within the Specialty Products segment for the second quarter of 2024 compared to the second quarter of 2023 was primarily due to higher sales in the performance gases business. Total sales for this segment increased by 7.2%, with volume and mix contributing 4.2%, average selling prices contributing 3.4%, and the change in foreign currency exchange rates contributing -0.4%.

•Sales relating to Other decreased slightly from the prior year primarily due to lower average selling prices, partially offset by higher volumes.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Gross margin	$82,994	$77,349	$5,645	7.3%
% of net sales	35.5%	33.4%

Gross margin dollars increased in the second quarter of 2024 compared to the second quarter of 2023 due to higher sales and a decrease in cost of goods sold of $2,816. The 1.8% decrease in cost of goods sold was mainly driven by certain lower manufacturing input costs.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Operating expenses	$37,197	$34,513	$2,684	7.8%
% of net sales	15.9%	14.9%
The increase in operating expenses in the second quarter of 2024 compared to the second quarter of 2023 was primarily due to the impact of favorable adjustments to transaction costs in the prior year of $8,000 and higher charges related to outside services of $1,494, partially offset by the impact of restructuring-related impairment charges and disposals of assets in the prior year of $6,146.
Earnings from Operations

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Human Nutrition & Health	$33,367	$27,499	$5,868	21.3%
Animal Nutrition & Health	2,693	7,662	(4,969)	(64.9)%
Specialty Products	11,228	9,298	1,930	20.8%
Other and unallocated	(1,491)	(1,623)	132	8.1%
Earnings from operations	$45,797	$42,836	$2,961	6.9%

% of net sales (operating margin)	19.6%	18.5%

•Human Nutrition & Health segment earnings from operations increased $5,868 primarily due to the gross margin contribution of $8,163. The increase in gross margin was primarily due to the aforementioned higher sales, a favorable mix, and certain lower manufacturing input costs. This was partially offset by an increase in operating expenses of $2,295 due to the impact of favorable adjustments to transaction costs in the prior year of $6,328, partially offset by the impact of restructuring-related impairment charges in the prior year of $4,549.

•Animal Nutrition & Health segment earnings from operations decreased $4,969 primarily due to a decrease in gross margin of $4,453. The decrease in gross margin was primarily due to the aforementioned lower sales, partially offset by certain lower manufacturing input costs.

•Specialty Products segment earnings from operations increased $1,930 primarily due to the gross margin contribution of $2,507. The increase in gross margin was primarily due to the aforementioned higher sales and certain lower manufacturing input costs.

•The increase in Other and unallocated was primarily driven by a decrease in unallocated corporate expenses, partially offset by a decrease in gross margin.

Other Expenses (Income)

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Interest expense, net	$4,240	$5,163	$(923)	(17.9)%
Other expense (income), net	331	(727)	1,058	(145.5)%
	$4,571	$4,436	$135	3.0%

Interest expense for the three months ended June 30, 2024 and 2023 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The decrease in interest expense is due to lower outstanding borrowings, partially offset by higher interest rates.

Income Tax Expense

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Income tax expense	$9,157	$8,290	$867	10.5%
Effective tax rate	22.2%	21.6%
The higher effective tax rate was primarily due to lower tax benefits from stock-based compensation and certain higher state taxes, partially offset by certain lower foreign taxes.

Results of Operations - Six Months Ended June 30, 2024 and 2023

Net Earnings

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Net sales	$473,740	$463,792	$9,948	2.1%
Gross margin	164,508	150,519	13,989	9.3%
Operating expenses	77,035	73,275	3,760	5.1%
Earnings from operations	87,473	77,244	10,229	13.2%
Interest and other expenses	9,397	9,725	(328)	(3.4)%
Income tax expense	17,021	14,699	2,322	15.8%
Net earnings	$61,055	$52,820	$8,235	15.6%
Net Sales

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Human Nutrition & Health	$300,672	$268,322	$32,350	12.1%
Animal Nutrition & Health	103,478	126,218	(22,740)	(18.0)%
Specialty Products	66,707	64,957	1,750	2.7%
Other	2,883	4,295	(1,412)	(32.9)%
Total	$473,740	$463,792	$9,948	2.1%

•The increase in net sales within the Human Nutrition & Health segment for the six months ended June 30, 2024 as compared to 2023 was primarily driven by higher sales within the minerals and nutrients business. Total sales for this segment grew 12.1%, with volume and mix contributing 10.6% and average selling prices contributing 1.5%.

•The decrease in net sales within the Animal Nutrition & Health segment for the six months ended June 30, 2024 as compared to 2023 was driven by lower sales in both the monogastric and ruminant species markets. Total sales for this segment decreased by 18.0%, with volume and mix contributing -9.7%, average selling prices contributing -8.2%, and the change in foreign currency exchange rates contributing -0.1%.

•The increase in net sales within the Specialty Products segment for the six months ended June 30, 2024 as compared to 2023 was due to higher sales in the performance gases market, partially offset by lower sales in the plant nutrition business. Total sales for this segment increased by 2.7%, with average selling prices contributing 3.6%, the change in foreign currency exchange rates contributing -0.1%, and volume and mix contributing -0.8%.

•Sales relating to Other decreased from the prior year due to lower demand.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Gross margin	$164,508	$150,519	$13,989	9.3%
% of net sales	34.7%	32.5%
Gross margin dollars increased in the six months ended June 30, 2024 as compared to 2023 due to higher sales and a decrease in cost of goods sold of $4,041. The 1.3% decrease in cost of goods sold was mainly driven by certain lower manufacturing input costs.
Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Operating expenses	$77,035	$73,275	$3,760	5.1%
% of net sales	16.3%	15.8%
The increase in operating expenses in the six months ended June 30, 2024 as compared to 2023 was primarily due the impact of favorable adjustments to transaction costs in the prior year of $6,400 and an increase in compensation-related costs of $3,426, partially offset by the impact of restructuring-related impairment charges in the prior year of $6,146.
Earnings from Operations

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Human Nutrition & Health	$66,624	$45,934	$20,690	45.0%
Animal Nutrition & Health	4,753	17,160	(12,407)	(72.3)%
Specialty Products	19,427	17,244	2,183	12.7%
Other and unallocated	(3,331)	(3,094)	(237)	(7.7)%
Earnings from operations	$87,473	$77,244	$10,229	13.2%

% of net sales (operating margin)	18.5%	16.7%

•Human Nutrition & Health segment earnings from operations increased $20,690 primarily due to an increase in gross margin of $23,526. The increase in gross margin was primarily due to the aforementioned higher sales and certain lower manufacturing input costs.

•Animal Nutrition & Health segment earnings from operations decreased $12,407 primarily due to a decrease in gross margin of $11,981. The decrease in gross margin was primarily due to the aforementioned lower sales, partially offset by certain lower manufacturing input costs.

•Specialty Products segment earnings from operations increased $2,183. Gross margin increased $3,692 primarily due to certain lower manufacturing input costs, and was partially offset by an increase in operating expenses.

•The decrease in Other and unallocated was primarily driven by the aforementioned lower sales, partially offset by lower unallocated corporate expenses.

Other Expenses (Income)

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Interest expense, net	$9,638	$10,728	$(1,090)	(10.2)%
Other (income), net	(241)	(1,003)	762	(76.0)%
	$9,397	$9,725	$(328)	(3.4)%

Interest expense for the six months ended June 30, 2024 and 2023 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The decrease in interest expense is due to lower outstanding borrowings, partially offset by higher interest rates.
Income Tax Expense

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Income tax expense	$17,021	$14,699	$2,322	15.8%
Effective tax rate	21.8%	21.8%
The effective tax rate was 21.8% for each of the six months ended June 30, 2024 and 2023. Certain lower foreign taxes in 2024 were offset by certain higher state taxes.

Liquidity and Capital Resources
During the six months ended June 30, 2024, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2023. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents decreased to $63,738 at June 30, 2024 from $64,447 at December 31, 2023. At June 30, 2024, the Company had $58,382 of cash and cash equivalents held by foreign subsidiaries. We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds. Working capital was $206,834 at June 30, 2024 as compared to $165,751 at December 31, 2023, an increase of $41,083. Significant cash payments during the first half of 2024 included net repayments on the revolving loan of $43,000, the payment of the 2023 declared dividend in 2024 of $25,568, income taxes paid of $19,140, and capital expenditures and intangible assets acquired of $13,788.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Cash flows provided by operating activities	$78,380	$69,829	$8,551	12.2%
Cash flows used in investing activities	(13,596)	(13,672)	76	0.6%
Cash flows used in financing activities	(64,210)	(58,077)	(6,133)	(10.6)%

Operating Activities
The increase in cash flows from operating activities was primarily driven by the increase in net earnings.

Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $13,788 and $17,880 for the six months ended June 30, 2024 and 2023, respectively.
Financing Activities
During 2024, we borrowed $26,000 under the 2022 Credit Agreement and made total loan payments of $69,000, resulting in $283,431 available under the 2022 Credit Agreement (see Note 7, Revolving Loan) as of June 30, 2024.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,139,300 shares have been purchased. We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We also purchase (withhold) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. Share repurchases are funded with existing cash on hand.
Proceeds from stock options exercised were $9,682 and $3,826 for the six months ended June 30, 2024 and 2023, respectively. Dividend payments were $25,568 and $22,869 for the six months ended June 30, 2024 and 2023, respectively.

Other Matters Impacting Liquidity
As of June 30, 2024 and December 31, 2023, we have a liability of $4,766 and $4,650, respectively, for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, for which we are unable to reasonably estimate the timing of settlement, if any.
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 14, Employee Benefit Plans. The liability recorded in "Other long-term liabilities" on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 were $1,336 and $1,395, respectively, and the plans are not funded. Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on our balance sheets as of June 30, 2024 and December 31, 2023 were $393 and $420, respectively, and were included in "Other long-term obligations" on the condensed consolidated balance sheets.
We provide an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, which were included in "Non-current assets" on the Company's condensed consolidated balance sheet. They are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability as of June 30, 2024 and December 31, 2023 were $10,965 and $10,188, respectively, and were included in "Other long-term obligations" on the condensed consolidated balance sheets. The related rabbi trust assets were $10,962 and $10,188 as of June 30, 2024 and December 31, 2023, respectively, and were included in "Other non-current assets" on the condensed consolidated balance sheets.

Significant Accounting Policies

There were no changes to our Significant Accounting Policies, as described in our December 31, 2023 Annual Report on Form 10-K, during the six months ended June 30, 2024.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and six months ended June 30, 2024. Refer to Note 17, Related Party Transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in checking accounts, certificates of deposit, and money market investment funds. In 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. This derivative settled on its maturity date of June 27, 2023. Refer to details noted above (see Note 19, Derivative Instruments and Hedging Activities). Additionally, as of June 30, 2024, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate (See Note 7, Revolving Loan). The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2022 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at June 30, 2024, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $2,666. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
(b) Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Information with respect to certain legal proceedings is included in Note 15, Commitments and Contingencies, to our consolidated financial statements for the quarter ended June 30, 2024 contained in this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchase activity for the six months ended June 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1-31, 2024	504	$140.87	504	$92,895,219
February 1-29, 2024	35,618	$144.07	35,618	$89,872,019
March 1-31, 2024	—	$—	—	$89,872,019
First Quarter	36,122		36,122

April 1-30, 2024	72	$152.79	72	$95,300,929
May 1-31, 2024	—	$—	—	$95,300,929
June 1-30, 2024	—	$—	—	$95,300,929
Second Quarter	72		72

Total	36,194		36,194

(1) The Company repurchased (withheld) shares from employees solely in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan.

(2) Our Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,139,300 shares have been purchased. Other than shares withheld for tax purposes, as described in footnote 1 above, no share repurchases were made under the Company's stock repurchase program during the three and six months ended June 30, 2024. There is no expiration for this program.

(3) Dollar amounts in this column equal the number of shares remaining available for repurchase under the stock repurchase program as of the last date of the applicable month multiplied by the monthly average price paid per share.

Item 5.     Other Information

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2024.

Item 6.    Exhibits

Exhibit Number	Description
Exhibit 10.1	Form of Balchem Corporation Non-Employee Directors Restricted Stock Grant Agreement (filed herewith).*
Exhibit 10.2	Form of Balchem Corporation Stock Option Grant Agreement Non-Employee Director (filed herewith).*
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Compensatory plan or arrangement.

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

Date: July 26, 2024