Form 10-Q
period 2024-09-30
BALCHEM CORP
filed 2024-10-25
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2024
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 17, 2024, the registrant had 32,507,716 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	September 30, 2024	December 31, 2023
Current assets:	(unaudited)
Cash and cash equivalents	$73,694	$64,447
Accounts receivable, net of allowances of $1,014 and $908 at September 30, 2024 and December 31, 2023 respectively	120,537	125,284
Inventories, net	118,510	109,521
Prepaid expenses	7,828	7,798
Other current assets	5,419	7,192
Total current assets	325,988	314,242
Property, plant and equipment, net	277,429	276,039
Goodwill	781,109	778,907
Intangible assets with finite lives, net	177,525	191,212
Right of use assets - operating leases	15,547	17,763
Right of use assets - finance lease	1,783	2,101
Other non-current assets	17,563	16,947
Total assets	$1,596,944	$1,597,211
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$46,461	$55,503
Accrued expenses	40,019	40,855
Accrued compensation and other benefits	17,551	17,228
Dividends payable	50	25,717
Income taxes payable	1,955	4,967
Operating lease liabilities - current	3,211	3,949
Finance lease liabilities - current	192	272
Total current liabilities	109,439	148,491
Revolving loan	227,000	309,569
Deferred income taxes	50,460	52,046
Operating lease liabilities - non-current	13,089	14,601
Finance lease liabilities - non-current	1,798	1,943
Other long-term obligations	17,932	16,577
Total liabilities	419,718	543,227
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,507,716 and 32,254,728 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,169	2,152
Additional paid-in capital	168,174	145,653
Retained earnings	992,380	897,488
Accumulated other comprehensive income	14,503	8,691
Total stockholders' equity	1,177,226	1,053,984
Total liabilities and stockholders' equity	$1,596,944	$1,597,211

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales	$239,940	$229,948	$713,680	$693,740

Cost of sales	154,579	153,404	463,811	466,677

Gross margin	85,361	76,544	249,869	227,063

Operating expenses:
Selling expenses	15,557	18,258	51,798	55,125
Research and development expenses	4,329	3,868	12,283	11,113
General and administrative expenses	17,483	10,804	50,323	39,967
	37,369	32,930	114,404	106,205

Earnings from operations	47,992	43,614	135,465	120,858

Other expenses, net:
Interest expense, net	4,071	6,594	13,709	17,322
Other expense (income), net	28	545	(213)	(458)
	4,099	7,139	13,496	16,864

Earnings before income tax expense	43,893	36,475	121,969	103,994

Income tax expense	10,056	7,400	27,077	22,099

Net earnings	$33,837	$29,075	$94,892	$81,895

Net earnings per common share - basic	$1.05	$0.91	$2.94	$2.55

Net earnings per common share - diluted	$1.03	$0.90	$2.90	$2.52

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net earnings	$33,837	$29,075	$94,892	$81,895

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	21,638	(14,425)	5,661	(6,117)
Unrealized loss on cash flow hedge	—	—	—	(1,065)
Change in postretirement benefit plans	(1)	2	151	104
Other comprehensive income (loss)	21,637	(14,423)	5,812	(7,078)

Comprehensive income	$55,474	$14,652	$100,704	$74,817

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2023	$1,053,984	$897,488	$8,691	32,254,728	$2,152	$145,653
Net earnings	28,986	28,986	—	—	—	—
Other comprehensive loss	(12,563)	—	(12,563)	—	—	—
Repurchases of common stock, including excise tax	(5,254)	—	—	(36,122)	(2)	(5,252)
Shares and options issued under stock plans	13,638	—	—	204,794	13	13,625
Balance - March 31, 2024	1,078,791	926,474	(3,872)	32,423,400	2,163	154,026
Net earnings	32,069	32,069	—	—	—	—
Other comprehensive loss	(3,262)	—	(3,262)	—	—	—
Repurchases of common stock, including excise tax	(11)	—	—	(72)	—	(11)
Shares and options issued under stock plans	4,777	—	—	11,530	1	4,776
Balance - June 30, 2024	1,112,364	958,543	(7,134)	32,434,858	2,164	158,791
Net earnings	33,837	33,837	—	—	—	—
Other comprehensive income	21,637	—	21,637	—	—	—
Repurchases of common stock, including excise tax	(165)	—	—	(915)	—	(165)
Shares and options issued under stock plans	9,553	—	—	73,773	5	9,548
Balance - September 30, 2024	$1,177,226	$992,380	$14,503	$32,507,716	$2,169	$168,174

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
For the Three and Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2022	$938,284	$814,487	$(7,154)	32,152,787	$2,145	$128,806
Net earnings	22,710	22,710	—	—	—	—
Other comprehensive income	9,013	—	9,013	—	—	—
Repurchases of common stock, including excise tax	(3,887)	—	—	(28,109)	(2)	(3,885)
Shares and options issued under stock plans	7,296	—	—	100,949	7	7,289
Balance - March 31, 2023	973,416	837,197	1,859	32,225,627	2,150	132,210
Net earnings	30,110	30,110	—	—	—	—
Other comprehensive loss	(1,668)	—	(1,668)	—	—	—
Repurchases of common stock, including excise tax	(76)	—	—	(567)	—	(76)
Shares and options issued under stock plans	5,121	—	—	14,142	1	5,120
Balance - June 30, 2023	1,006,903	867,307	191	32,239,202	2,151	137,254
Net earnings	29,075	29,075	—	—	—	—
Other comprehensive loss	(14,423)	—	(14,423)	—	—	—
Repurchases of common stock, including excise tax	(102)	—	—	(775)	—	(102)
Shares and options issued under stock plans	3,814	—	—	1,717	—	3,814
Balance - September 30, 2023	$1,025,267	$896,382	$(14,232)	32,240,144	$2,151	$140,966

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$94,892	$81,895

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,077	40,878
Stock compensation expense	12,787	12,267
Deferred income taxes	(1,918)	(2,422)
Provision for doubtful accounts	238	1
Unrealized gain on foreign currency transactions and deferred compensation	(730)	(778)
Asset impairment and loss on disposal of assets	1,479	6,858
Change in fair value of contingent consideration liability	(91)	(9,900)
Changes in assets and liabilities
Accounts receivable	5,220	2,606
Inventories	(8,738)	2,545
Prepaid expenses and other current assets	1,199	(2,703)
Accounts payable and accrued expenses	(9,734)	(6,429)
Income taxes	(3,110)	(7,742)
Other	1,111	(721)
Net cash provided by operating activities	129,682	116,355

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(22,936)	(26,177)
Cash paid for acquisitions, net of cash acquired	—	(1,252)
Proceeds from sale of assets	272	1,881
Proceeds from settlement of net investment hedge	—	2,740
Investment in affiliates	(113)	(140)
Net cash used in investing activities	(22,777)	(22,948)

Cash flows from financing activities:
Proceeds from revolving loan	26,000	18,000
Principal payments on revolving loan	(108,569)	(78,000)
Principal payments on finance lease	(169)	(166)
Proceeds from stock options exercised	15,084	3,888
Dividends paid	(25,572)	(22,872)
Repurchases of common stock	(5,376)	(4,025)
Net cash used in financing activities	(98,602)	(83,175)

Effect of exchange rate changes on cash	944	160

Increase in cash and cash equivalents	9,247	10,392

Cash and cash equivalents beginning of period	64,447	66,560
Cash and cash equivalents end of period	$73,694	$76,952

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
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results expected for the full year or any interim period.

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

NOTE 2 - STOCKHOLDERS' EQUITY
Stock-Based Compensation
The Company’s results for the three and nine months ended September 30, 2024 and 2023 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the		Increase/(Decrease) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$441	$477	$1,266	$1,436
Operating expenses	3,710	3,272	11,521	10,831
Net earnings	(3,188)	(2,884)	(9,815)	(9,447)

As allowed by ASC 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company's omnibus incentive plan ("the Plan") allows for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plan. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2024, the Plan had 829,101 shares available for future awards, which included an additional 800,000 shares approved by the Company's shareholders during its annual meeting of shareholders held on June 22, 2023. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options, three years for employee restricted stock awards, three years for employee performance share awards, and three years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the nine months ended September 30, 2024 and 2023 is summarized below:

For the Nine Months Ended September 30, 2024	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2023	1,078	$104.38	$47,889
Granted	113	143.43
Exercised	(198)	75.94
Forfeited	(2)	137.06
Canceled	—	—
Outstanding as of September 30, 2024	991	$114.49	$60,932	6.0

Exercisable as of September 30, 2024	626	$99.39	$47,926	4.6

For the Nine Months Ended September 30, 2023	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2022	1,045	$99.82	$27,221
Granted	109	138.09
Exercised	(47)	82.70
Forfeited	(11)	131.79
Canceled	(1)	138.07
Outstanding as of September 30, 2023	1,095	$104.00	$26,825	5.9

Exercisable as of September 30, 2023	728	$88.01	$26,512	4.6

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The weighted average fair values of the stock options granted under the Plan were calculated using either the Black-Scholes model or the Binomial model, whichever was deemed to be most appropriate. The fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions for the nine months ended September 30, 2024 and 2023, respectively: dividend yields of 0.6% and 0.5%; expected volatilities of 28% and 28%; risk-free interest rates of 4.1% and 3.9% and expected lives of 5.0 years and 4.8 years.
The Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. Expected volatilities are based on the Company’s historical volatility levels. Dividend yields are based on the Company’s historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life.

Other information pertaining to option activity during the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average fair value of options granted	$—	$—	$44.52	$40.91
Total intrinsic value of stock options exercised ($000s)	$5,372	$100	$16,693	$2,280
Non-vested restricted stock activity for the nine months ended September 30, 2024 and 2023 is summarized below:

	Nine Months Ended September 30,
	2024		2023
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	116	$133.06	122	$124.42
Granted	50	147.49	39	137.48
Vested	(34)	120.01	(34)	111.48
Forfeited	(3)	141.23	(4)	128.06
Non-vested balance as of September 30	129	$141.94	123	$132.01

Non-vested performance share activity for the nine months ended September 30, 2024 and 2023 is summarized below:

	Nine Months Ended September 30,
	2024		2023
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	76	$135.25	70	$127.69
Granted	47	152.28	42	139.66
Vested	(44)	106.57	(36)	98.84
Forfeited	—	—	—	—
Non-vested balance as of September 30	79	$150.73	76	$135.25

The performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, and relative total shareholder return ("TSR") where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value of the grant at the date of grant. A Monte-Carlo simulation has been used to estimate the fair value. The assumptions used in the fair value determination were risk free interest rates of 4.2% and 4.2%; dividend yields of 0.0% and 0.5%; volatilities of 25% and 32%; and initial TSR’s of 10.3% and 4.2%, in each case for the nine months ended September 30, 2024 and 2023, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth. Grants may be subject to a mandatory holding period of one year from the vesting date. For PS grants made for the 2024-2026 performance period, grants are subject to such holding period.

As of September 30, 2024 and 2023, there were $24,300 and $22,470, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2024, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The Company estimates that share-based compensation expense for the year ended December 31, 2024 will be approximately $16,996.
Repurchase of Common Stock
The Company's Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,140,215 shares have been repurchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Company also repurchases (withholds) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. Such repurchases of shares from employees are funded with existing cash on hand. During the nine months ended September 30, 2024 and 2023, the Company purchased 37,109 and 29,451 shares, respectively, from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan at an average cost of $144.89 and $136.69, respectively.

NOTE 3 – INVENTORIES
Inventories, net of reserves at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$43,109	$39,517
Work in progress	5,364	3,960
Finished goods	70,037	66,044
Total inventories	$118,510	$109,521

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
Land	$11,854	$11,787
Building	104,393	104,363
Equipment	312,143	312,704
Construction in progress	74,296	59,981
	502,686	488,835
Less: accumulated depreciation	225,257	212,796
Property, plant and equipment, net	$277,429	$276,039

In accordance with Topic 360, the Company reviews long-lived assets for impairment whenever events indicate that the carrying amount of the assets may not be fully recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. Included in "General and administrative expenses" was $521 of restructuring-related impairment charges related to an asset that was held for sale for both the three and nine months ended September 30, 2024. Included in "General and administrative expenses" were $1,618 and $7,764 of restructuring-related impairment and asset disposal charges for the three and nine months ended September 30, 2023, respectively.

NOTE 5 - INTANGIBLE ASSETS
The Company had goodwill in the amount of $781,109 and $778,907 as of September 30, 2024 and December 31, 2023, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is due to changes in foreign currency translation.
Identifiable intangible assets with finite lives at September 30, 2024 and December 31, 2023 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at September 30, 2024	Accumulated Amortization at September 30, 2024	Gross Carrying Amount at December 31, 2023	Accumulated Amortization at December 31, 2023
Customer relationships & lists	10-20	$363,563	$220,718	$362,032	$209,651
Trademarks & trade names	2-17	50,353	40,225	50,286	37,773
Developed technology	5-12	41,396	18,972	41,184	17,516
Other	2-18	26,131	24,003	25,733	23,083
		$481,443	$303,918	$479,235	$288,023
Amortization of identifiable intangible assets was approximately $3,795 and $15,380 for the three and nine months ended September 30, 2024, respectively, and $6,947 and $21,132 for the three and nine months ended September 30, 2023, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $3,747 for the remainder of 2024, $15,659 for 2025, $15,444 for 2026, $14,916 for 2027, $14,517 for 2028 and $14,091 for 2029. At September 30, 2024 and December 31, 2023, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” on the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2024 and 2023.

NOTE 6 - EQUITY METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company generally receives up to 2/3 of the production offtake capacity, which (percentage of offtake) may be adjusted from time to time to the extent the owners agree as such, and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company recognized a loss of $124 and $367 for the three and nine months ended September 30, 2024, respectively, and $118 and $396 for the three and nine months ended September 30, 2023, respectively, relating to its portion of the joint venture's expenses in other expense. The Company made capital contributions to the investment totaling $33 and $113 for the three and nine months ended September 30, 2024, respectively, and $69 and $141 for the three and nine months ended September 30, 2023, respectively. The carrying value of the joint venture at September 30, 2024 and December 31, 2023 was $3,822 and $4,076, respectively, and is recorded in "Other non-current assets" on the condensed consolidated balance sheets.

NOTE 7 – REVOLVING LOAN
On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility, due on July 27, 2027. The 2022 Credit Agreement allows for up to $550,000 of borrowing. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion. As of September 30, 2024 and December 31, 2023, the total balance outstanding on the 2022 Credit Agreement amounted to $227,000 and $309,569, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the 2022 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2022 Credit Agreement, and the interest rate was 6.070% at September 30, 2024. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2022 Credit Agreement and ranges from 0.150% to 0.225% (0.175% at September 30, 2024). The unused portion of the revolving loan amounted to $323,000 at September 30, 2024. The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the 2022 Credit Agreement, which is not materially different than the effective interest method. Capitalized costs net of accumulated amortization were $814 and $1,030 at September 30, 2024 and December 31, 2023, respectively, and are included in "Other non-current assets" on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $72 and $216 for the three and nine months ended September 30, 2024, respectively, and $71 and $215 for the three and nine months ended September 30, 2023, respectively, and are included in "Interest expense, net" in the accompanying condensed consolidated statements of earnings.
The 2022 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At September 30, 2024, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 8– NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Earnings - Basic and Diluted	$33,837	$29,075	$94,892	$81,895

Shares (000s)
Weighted Average Common Shares - Basic	32,373	32,116	32,311	32,102
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	410	360	375	338
Weighted Average Common Shares - Diluted	32,783	32,476	32,686	32,440

Net Earnings Per Share - Basic	$1.05	$0.91	$2.94	$2.55
Net Earnings Per Share - Diluted	$1.03	$0.90	$2.90	$2.52
The number of anti-dilutive shares were 189,830 and 326,020 for the three and nine months ended September 30, 2024, respectively, and 332,339 and 355,419 for the three and nine months ended September 30, 2023, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 9 – INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2024 and 2023, was 22.9% and 20.3%, respectively, and 22.2% and 21.3% for the nine months ended September 30, 2024 and 2023, respectively. The higher effective tax rate for both the three and nine months ended September 30, 2024 was primarily due to lower tax benefits from stock-based compensation and certain higher state taxes.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2024, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2019. The Company had approximately $4,825 and $4,650 of unrecognized tax benefits, which are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets, as of September 30, 2024 and December 31, 2023, respectively. The Company includes interest expense or income as well as potential penalties on uncertain tax positions as a component of "Income tax expense" in the condensed consolidated statements of earnings. Total accrued interest and penalties related to uncertain tax positions at September 30, 2024 and December 31, 2023 were approximately $1,588 and $1,413, respectively, and are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets.

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
The segment information is summarized as follows:

Business Segment Assets	September 30, 2024	December 31, 2023
Human Nutrition and Health	$1,183,987	$1,180,527
Animal Nutrition and Health	154,905	166,994
Specialty Products	166,888	168,307
Other and Unallocated (1)	91,164	81,383
Total	$1,596,944	$1,597,211

Business Segment Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Human Nutrition and Health	$152,283	$144,455	$452,955	$412,777
Animal Nutrition and Health	52,906	53,944	156,384	180,162
Specialty Products	33,191	30,004	99,898	94,961
Other and Unallocated (2)	1,560	1,545	4,443	5,840
Total	$239,940	$229,948	$713,680	$693,740

Business Segment Earnings Before Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Human Nutrition and Health	$35,578	$31,275	$102,202	$77,209
Animal Nutrition and Health	3,529	5,070	8,282	22,230
Specialty Products	10,516	8,740	29,943	25,984
Other and Unallocated (2)	(1,631)	(1,471)	(4,962)	(4,565)
Interest and other expenses	(4,099)	(7,139)	(13,496)	(16,864)
Total	$43,893	$36,475	$121,969	$103,994

Depreciation/Amortization	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Human Nutrition and Health	$6,803	$9,640	$24,729	$28,567
Animal Nutrition and Health	2,068	2,117	6,266	5,885
Specialty Products	1,770	1,831	5,314	5,440
Other and Unallocated (2)	262	216	768	986
Total	$10,903	$13,804	$37,077	$40,878

Capital Expenditures	Nine Months Ended September 30,
	2024	2023
Human Nutrition and Health	$11,850	$18,745
Animal Nutrition and Health	8,459	4,247
Specialty Products	1,948	2,663
Other and Unallocated (2)	255	178
Total	$22,512	$25,833

(1) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

(2) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs of $223 and $795 for the three and nine months ended September 30, 2024, respectively, and $384 and $1,600 for the three and nine months ended September 30, 2023, respectively, and (ii) Unallocated amortization expense of $0 and $0 for the three and nine months ended September 30, 2024, respectively, and $0 and $312 for the three and nine months ended September 30, 2023, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

NOTE 11 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.
The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product Sales Revenue	$239,522	$229,274	$712,374	$691,507
Royalty Revenue	418	674	1,306	2,233
Total Revenue	$239,940	$229,948	$713,680	$693,740

The following table presents revenues disaggregated by geography, based on the shipping addresses of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$181,990	$176,765	$541,768	$515,099
Foreign Countries	57,950	53,183	171,912	178,641
Total Revenue	$239,940	$229,948	$713,680	$693,740

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the nine months ended September 30, 2024 and 2023 for income taxes and interest is as follows:

	Nine Months Ended September 30,
	2024	2023
Income taxes	$31,575	$30,899
Interest	$14,500	$20,085

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net foreign currency translation adjustment	$21,638	$(14,425)	$5,661	$(6,117)

Net change of cash flow hedge (see Note 19 for further information)
Unrealized loss on cash flow hedge	—	—	—	(1,406)
Tax	—	—	—	341
Net of tax	—	—	—	(1,065)

Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of (gain) loss	(2)	2	(7)	6
Prior service loss arising during the period	—	—	206	132
Total before tax	(2)	2	199	138
Tax	1	—	(48)	(34)
Net of tax	(1)	2	151	104

Total other comprehensive income (loss)	$21,637	$(14,423)	$5,812	$(7,078)

Included in "Net foreign currency translation adjustment" were losses of $0 and $1,455 related to a net investment hedge, which were net of tax benefits of $0 and $1,114 for the three and nine months ended September 30, 2023, respectively. The Company settled its derivative instruments on their maturity date of June 27, 2023. See Note 19, Derivative Instruments and Hedging Activities.

Accumulated other comprehensive income (loss) at September 30, 2024 and December 31, 2023 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2023	$8,408	$—	$283	$8,691
Other comprehensive income	5,661	—	151	5,812
Balance September 30, 2024	$14,069	$—	$434	$14,503

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
Net periodic benefit costs for such retirement medical plans were as follows:

	Nine Months Ended September 30,
	2024	2023
Service cost	$84	$81
Interest cost	41	46
Amortization of (gain) loss	(7)	6
Net periodic benefit cost	$118	$133

The amounts recorded for these obligations on the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 are $1,381 and $1,395, respectively, and are included in "Other long-term obligations" on the Company's condensed consolidated balance sheets. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $200 per year.

Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas Holding NV, a privately held specialty gases company headquartered in Grimbergen, Belgium ("Chemogas"), which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on the Company's condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 were $405 and $420, respectively, and were included in "Other long-term obligations" on the Company's condensed consolidated balance sheets.

Net periodic benefit costs for such benefit pension plans were as follows:

	Nine Months Ended September 30,
	2024	2023
Service cost with interest to end of year	$58	$46
Interest cost	43	47
Expected return on plan assets	(32)	(30)
Total net periodic benefit cost	$69	$63

Deferred Compensation Plan
The Company provides an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $11,432 as of September 30, 2024, of which $11,411 was included in "Other long-term obligations" and $21 was included in "Accrued compensation and other benefits" on the Company's condensed consolidated balance sheets. The deferred compensation liability was $10,188 as of December 31, 2023 and was included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets. The related assets of the irrevocable trust funds (also known as "rabbi trust funds") were $11,429 and $10,188 as of September 30, 2024 and December 31, 2023, respectively, and were included in "Other non-current assets" on the Company's condensed consolidated balance sheets.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company is obligated to make rental payments under non-cancelable operating and finance leases. Aggregate future minimum rental payments required under these leases at September 30, 2024 are disclosed in Note 18, Leases.
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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2024 and December 31, 2023 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio. The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at September 30, 2024 and December 31, 2023 includes $10,088 and $959 in money market funds and other interest-bearing deposit accounts, respectively.
Non-current assets at September 30, 2024 and December 31, 2023 included $11,429 and $10,188, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

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
Payments for the services the Company provided amounted to $1,109 and $3,321 for the three and nine months ended September 30, 2024, respectively, and $1,094 and $3,294 for the three and nine months ended September 30, 2023, respectively. The raw materials purchased and subsequently sold amounted to $7,616 and $21,249 for the three and nine months ended September 30, 2024, respectively, and $7,274 and $27,069 for the three and nine months ended September 30, 2023, respectively. These services and raw materials are primarily recorded in cost of goods sold, net of the finished goods received from St. Gabriel CC Company, LLC of $5,766 and $16,450 during the three and nine months ended September 30, 2024, respectively, and $5,903 and $22,198 for the three and nine months ended September 30, 2023, respectively. At September 30, 2024 and December 31, 2023, the Company had receivables of $2,446 and $8,314, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. At September 30, 2024 and December 31, 2023, the Company had payables of $1,588 and $6,050, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. The Company had payables in the amount of $296 and $329, respectively, related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of September 30, 2024 and December 31, 2023.

NOTE 18 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. The Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the condensed consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the Company applied the following discount rates for new leases entered into during the third quarter of 2024: (1) 1-2 years, 6.75% (2) 3-4 years, 7.34% (3) 5-9 years, 7.68% and (4) 10+ years, 8.40%.
Right of use assets and lease liabilities at September 30, 2024 and December 31, 2023 are summarized as follows:

Right of use assets	September 30, 2024	December 31, 2023
Operating leases	$15,547	$17,763
Finance leases	1,783	2,101
Total	$17,330	$19,864

Lease liabilities - current	September 30, 2024	December 31, 2023
Operating leases	$3,211	$3,949
Finance leases	192	272
Total	$3,403	$4,221

Lease liabilities - non-current	September 30, 2024	December 31, 2023
Operating leases	$13,089	$14,601
Finance leases	1,798	1,943
Total	$14,887	$16,544

For the three and nine months ended September 30, 2024 and 2023, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Cost
Operating lease cost	$1,365	$1,326	$4,057	$3,972

Finance lease cost
Amortization of ROU asset	59	61	179	181
Interest on lease liabilities	25	29	79	87
Total finance lease	84	90	258	268

Total lease cost	$1,449	$1,416	$4,315	$4,240

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,362	$1,232	$4,056	$3,441
Operating cash flows from finance leases	25	29	79	87
Financing cash flows from finance leases	58	56	169	166
	$1,445	$1,317	$4,304	$3,694

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$61	$1,110	$1,225	$3,715

Weighted-average remaining lease term - operating leases	9.18 years	5.49 years	9.18 years	5.49 years
Weighted-average remaining lease term - finance leases	8.62 years	9.29 years	8.62 years	9.29 years

Weighted-average discount rate - operating leases	7.6%	4.3%	7.6%	4.3%
Weighted-average discount rate - finance leases	5.1%	5.0%	5.1%	5.0%
Rent expense charged to operations under operating lease agreements for the three and nine months ended September 30, 2024 aggregated to approximately $1,365 and $4,057, respectively, and $1,326 and $3,972 for the three and nine months ended September 30, 2023, respectively.
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at September 30, 2024 are as follows:

Year
October 1, 2024 to December 31, 2024	$1,418
2025	4,717
2026	4,112
2027	2,947
2028	2,293
2029	1,841
Thereafter	5,828
Total minimum lease payments	$23,156

NOTE 19 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023, which was designated as cash flow hedge. The net interest income related to the interest rate swap contract was $0 and $1,518 for the three and nine months ended September 30, 2023, respectively. There was no such income for the three and nine months ended September 30, 2024 as the interest rate swap was settled on its maturity date of June 27, 2023. The net interest income was recorded in the condensed consolidated statements of earnings under "Interest expense, net."
On May 28, 2019, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas, which was designated as net investment hedge. The derivative had a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $0 and $1,119 for the three and nine months ended September 30, 2023, respectively. There was no such income for the three and nine months ended September 30, 2024 as the cross-currency swap was settled on its maturity date of June 27, 2023. The interest income was recorded in the condensed consolidated statements of earnings under "Interest expense, net."
The Company settled its derivative instruments on their maturity date of June 27, 2023 and had no other derivatives outstanding as of September 30, 2024. The proceeds from the settlement of the cross-currency swap in the amount of $2,740 were classified as investing activities in the Consolidated Statements of Cash Flows in the second quarter of 2023.
Losses on our hedging instruments were recognized in accumulated other comprehensive income (loss) and categorized as follows for the three and nine months ended September 30, 2023. There were no such losses for the three and nine months ended September 30, 2024:

	Location within Statements of Comprehensive Income	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Cash flow hedge (interest rate swap), net of tax	Unrealized (loss) on cash flow hedge, net	$—	$(1,065)
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	—	(1,455)
Total		$—	$(2,520)

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
As of September 30, 2024, we employed approximately 1,300 full time employees worldwide. We are seeing some modest improvement in most relevant labor markets and we believe that we have been successful in attracting skilled and experienced personnel in a competitive environment and that our human capital resources are adequate to perform all business functions. In addition, we continue to enhance technology to further optimize productivity and performance.

Segment Results

We sell products for all three segments through our own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and nine months ended September 30, 2024 and 2023:

Business Segment Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Human Nutrition & Health	$152,283	$144,455	$452,955	$412,777
Animal Nutrition & Health	52,906	53,944	156,384	180,162
Specialty Products	33,191	30,004	99,898	94,961
Other and Unallocated (1)	1,560	1,545	4,443	5,840
Total	$239,940	$229,948	$713,680	$693,740

Business Segment Earnings From Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Human Nutrition & Health	$35,578	$31,275	$102,202	$77,209
Animal Nutrition & Health	3,529	5,070	8,282	22,230
Specialty Products	10,516	8,740	29,943	25,984
Other and Unallocated (1)	(1,631)	(1,471)	(4,962)	(4,565)
Total	$47,992	$43,614	$135,465	$120,858

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs of $223 and $795 for the three and nine months ended September 30, 2024, respectively, and $384 and $1,600 for the three and nine months ended September 30, 2023, respectively, and (ii) Unallocated amortization expense of $0 and $0 for the three and nine months ended September 30, 2024, respectively, and $0 and $312 for the three and nine months ended September 30, 2023, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

Results of Operations - Three Months Ended September 30, 2024 and 2023

Net Earnings

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Net sales	$239,940	$229,948	$9,992	4.3%
Gross margin	85,361	76,544	8,817	11.5%
Operating expenses	37,369	32,930	4,439	13.5%
Earnings from operations	47,992	43,614	4,378	10.0%
Interest and other expenses	4,099	7,139	(3,040)	(42.6)%
Income tax expense	10,056	7,400	2,656	35.9%
Net earnings	$33,837	$29,075	$4,762	16.4%

Net Sales

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Human Nutrition & Health	$152,283	$144,455	$7,828	5.4%
Animal Nutrition & Health	52,906	53,944	(1,038)	(1.9)%
Specialty Products	33,191	30,004	3,187	10.6%
Other	1,560	1,545	15	1.0%
Total	$239,940	$229,948	$9,992	4.3%

•The increase in net sales within the Human Nutrition & Health segment for the third quarter of 2024 as compared to the third quarter of 2023 was primarily driven by higher sales within both the minerals and nutrients business and the food and beverage markets. Total sales for this segment grew 5.4%, with volume and mix contributing 4.7%, average selling prices contributing 0.6%, and the change in foreign currency exchange rates contributing 0.1%.

•The decrease in net sales within the Animal Nutrition & Health segment for the third quarter of 2024 compared to the third quarter of 2023 was driven by lower sales in the monogastric species markets, partially offset by higher sales in the ruminant species markets. Total sales for this segment decreased by 1.9%, with average selling prices contributing -5.3%, the change in foreign currency exchange rates contributing 0.2%, and volume and mix contributing 3.2%.

•The increase in net sales within the Specialty Products segment for the third quarter of 2024 compared to the third quarter of 2023 was due to higher sales in both the performance gases business and the plant nutrition business. Total sales for this segment increased by 10.6%, with volume and mix contributing 6.5%, average selling prices contributing 3.7%, and the change in foreign currency exchange rates contributing 0.4%.

•Sales relating to Other increased slightly from the prior year primarily due to higher volumes and mix, partially offset by lower average selling prices.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Gross margin	$85,361	$76,544	$8,817	11.5%
% of net sales	35.6%	33.3%
Gross margin dollars increased in the third quarter of 2024 compared to the third quarter of 2023 due to higher sales and a favorable mix.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Operating expenses	$37,369	$32,930	$4,439	13.5%
% of net sales	15.6%	14.3%
The increase in operating expenses in the third quarter of 2024 compared to the third quarter of 2023 was primarily due to an increase in compensation-related costs of $3,836 and an increase in transaction costs of $3,339, partially offset by a decrease in amortization expense of $3,168.

Earnings from Operations

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Human Nutrition & Health	$35,578	$31,275	$4,303	13.8%
Animal Nutrition & Health	3,529	5,070	(1,541)	(30.4)%
Specialty Products	10,516	8,740	1,776	20.3%
Other and unallocated	(1,631)	(1,471)	(160)	(10.9)%
Earnings from operations	$47,992	$43,614	$4,378	10.0%

% of net sales (operating margin)	20.0%	19.0%

•Human Nutrition & Health segment earnings from operations increased $4,303 primarily due to the gross margin contribution of $5,786. The increase in gross margin was primarily due to the aforementioned higher sales and a favorable mix. This was partially offset by an increase in operating expenses of $1,484 due to the impact of favorable adjustments to transaction costs in the prior year of $2,800 and higher compensation-related costs of $1,882, partially offset by a decrease in amortization expense of $3,121.

•Animal Nutrition & Health segment earnings from operations decreased $1,541 primarily due to higher operating expenses driven by the impact of favorable adjustments to transaction costs in the prior year of $700 and higher compensation-related costs of $378.

•Specialty Products segment earnings from operations increased $1,776 primarily due to the gross margin contribution of $3,460. The increase in gross margin was primarily due to the aforementioned higher sales and a favorable mix. This was partially offset by higher operating expenses of $1,683 primarily due to an increase in compensation-related costs of $1,395.

•The decrease in Other and unallocated was primarily driven by a decrease in gross margin.

Other Expenses (Income)

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Interest expense, net	$4,071	$6,594	$(2,523)	(38.3)%
Other expense (income), net	28	545	(517)	(94.9)%
	$4,099	$7,139	$(3,040)	(42.6)%

Interest expense for the three months ended September 30, 2024 and 2023 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The decrease in net interest expense is due to lower outstanding borrowings.
Income Tax Expense

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Income tax expense	$10,056	$7,400	$2,656	35.9%
Effective tax rate	22.9%	20.3%
The higher effective tax rate was primarily due to lower tax benefits from stock-based compensation and certain higher U.S. state taxes.

Results of Operations - Nine Months Ended September 30, 2024 and 2023

Net Earnings

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Net sales	$713,680	$693,740	$19,940	2.9%
Gross margin	249,869	227,063	22,806	10.0%
Operating expenses	114,404	106,205	8,199	7.7%
Earnings from operations	135,465	120,858	14,607	12.1%
Interest and other expenses	13,496	16,864	(3,368)	(20.0)%
Income tax expense	27,077	22,099	4,978	22.5%
Net earnings	$94,892	$81,895	$12,997	15.9%
Net Sales

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Human Nutrition & Health	$452,955	$412,777	$40,178	9.7%
Animal Nutrition & Health	156,384	180,162	(23,778)	(13.2)%
Specialty Products	99,898	94,961	4,937	5.2%
Other	4,443	5,840	(1,397)	(23.9)%
Total	$713,680	$693,740	$19,940	2.9%

•The increase in net sales within the Human Nutrition & Health segment for the nine months ended September 30, 2024 as compared to 2023 was primarily driven by higher sales within the minerals and nutrients business. Total sales for this segment grew 9.7%, with volume and mix contributing 8.6% and average selling prices contributing 1.2%.

•The decrease in net sales within the Animal Nutrition & Health segment for the nine months ended September 30, 2024 as compared to 2023 was driven by lower sales in both the monogastric and ruminant species markets. Total sales for this segment decreased by 13.2%, with average selling prices contributing -7.4% and volume and mix contributing -5.9%.

•The increase in net sales within the Specialty Products segment for the nine months ended September 30, 2024 as compared to 2023 was due to higher sales in the performance gases market, partially offset by lower sales in the plant nutrition business. Total sales for this segment increased by 5.2%, with average selling prices contributing 3.7% and volume and mix contributing 1.5%.

•Sales relating to Other decreased from the prior year due to lower average selling prices.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Gross margin	$249,869	$227,063	$22,806	10.0%
% of net sales	35.0%	32.7%
Gross margin dollars increased in the nine months ended September 30, 2024 as compared to 2023 due to higher sales, a favorable mix and a decrease in cost of goods sold of $2,866. The 0.6% decrease in cost of goods sold was mainly driven by certain lower manufacturing input costs.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Operating expenses	$114,404	$106,205	$8,199	7.7%
% of net sales	16.0%	15.3%
The increase in operating expenses for the nine months ended September 30, 2024 as compared to 2023 was primarily due to the impact of favorable adjustments to transaction costs in the prior year of $9,900, an increase in compensation-related costs of $7,353, and an increase in outside services of $1,877, partially offset by a decrease in restructuring-related impairment charges of $7,243, and a decrease in amortization expense of $5,772.
Earnings from Operations

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Human Nutrition & Health	$102,202	$77,209	$24,993	32.4%
Animal Nutrition & Health	8,282	22,230	(13,948)	(62.7)%
Specialty Products	29,943	25,984	3,959	15.2%
Other and unallocated	(4,962)	(4,565)	(397)	(8.7)%
Earnings from operations	$135,465	$120,858	$14,607	12.1%

% of net sales (operating margin)	19.0%	17.4%

•Human Nutrition & Health segment earnings from operations increased $24,993 primarily due to an increase in gross margin of $29,312. The increase in gross margin was primarily due to the aforementioned higher sales, a favorable mix, and certain lower manufacturing input costs.

•Animal Nutrition & Health segment earnings from operations decreased $13,948 primarily due to a decrease in gross margin of $12,313. The decrease in gross margin was primarily due to the aforementioned lower sales and unfavorable mix, partially offset by certain lower manufacturing input costs.

•Specialty Products segment earnings from operations increased $3,959 primarily due to an increase in gross margin of $7,152. The increase in gross margin was primarily due to the aforementioned higher sales and certain lower manufacturing input costs. This was partially offset by an increase in operating expenses of $3,193 mainly due to higher compensation-related costs.

•The decrease in Other and unallocated was primarily driven by the aforementioned lower sales, partially offset by lower unallocated corporate expenses.

Other Expenses (Income)

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Interest expense, net	$13,709	$17,322	$(3,613)	(20.9)%
Other (income), net	(213)	(458)	245	(53.5)%
	$13,496	$16,864	$(3,368)	(20.0)%

Interest expense for the nine months ended September 30, 2024 and 2023 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The decrease in net interest expense is due to lower outstanding borrowings.

Income Tax Expense

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Income tax expense	$27,077	$22,099	$4,978	22.5%
Effective tax rate	22.2%	21.3%
The higher effective tax rate was primarily due to lower tax benefits from stock-based compensation and certain higher state taxes.

Liquidity and Capital Resources
During the nine months ended September 30, 2024, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2023. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents increased to $73,694 at September 30, 2024 from $64,447 at December 31, 2023. At September 30, 2024, the Company had $71,878 of cash and cash equivalents held by foreign subsidiaries. We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds. Working capital was $216,549 at September 30, 2024 as compared to $165,751 at December 31, 2023, an increase of $50,798. Significant cash payments during the nine months ended September 30, 2024 included net repayments on the revolving loan of $82,569, income taxes paid of $31,575, the payment of the 2023 declared dividend in 2024 of $25,572, and capital expenditures and intangible assets acquired of $22,936.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		% Change
Cash flows provided by operating activities	$129,682	$116,355	$13,327	11.5%
Cash flows used in investing activities	(22,777)	(22,948)	171	0.7%
Cash flows used in financing activities	(98,602)	(83,175)	(15,427)	(18.5)%

Operating Activities
The increase in cash flows from operating activities was primarily driven by the increase in net earnings.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $22,936 and $26,177 for the nine months ended September 30, 2024 and 2023, respectively.
Financing Activities
During 2024, we borrowed $26,000 under the 2022 Credit Agreement and made total loan payments of $108,569, resulting in $323,000 available under the 2022 Credit Agreement (see Note 7, Revolving Loan) as of September 30, 2024.

We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,140,215 shares have been purchased. We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We also purchase (withhold) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. Share repurchases are funded with existing cash on hand.
Proceeds from stock options exercised were $15,084 and $3,888 for the nine months ended September 30, 2024 and 2023, respectively. Dividend payments were $25,572 and $22,872 for the nine months ended September 30, 2024 and 2023, respectively.

Other Matters Impacting Liquidity
As of September 30, 2024 and December 31, 2023, we have a liability of $4,825 and $4,650, respectively, for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, for which we are unable to reasonably estimate the timing of settlement, if any.
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 14, Employee Benefit Plans. The liabilities recorded in "Other long-term obligations" on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 were $1,381 and $1,395, respectively, and the plans are not funded. Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for this obligation on our balance sheets as of September 30, 2024 and December 31, 2023 was $405 and $420, respectively, and was included in "Other long-term obligations" on the condensed consolidated balance sheets.
We provide an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability as of September 30, 2024 and December 31, 2023 was $11,432 and $10,188, respectively, and was included in "Other long-term obligations" on the condensed consolidated balance sheets. The related rabbi trust assets were $11,429 and $10,188 as of September 30, 2024 and December 31, 2023, respectively, and were included in "Other non-current assets" on the condensed consolidated balance sheets.

Significant Accounting Policies

There were no changes to our Significant Accounting Policies, as described in our December 31, 2023 Annual Report on Form 10-K, during the nine months ended September 30, 2024.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and nine months ended September 30, 2024. Refer to Note 17, Related Party Transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in checking accounts, certificates of deposit, and money market investment funds. In 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. This derivative settled on its maturity date of June 27, 2023. Refer to details noted above (see Note 19, Derivative Instruments and Hedging Activities). Additionally, as of September 30, 2024, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate (See Note 7, Revolving Loan). The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2022 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at September 30, 2024, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $2,270. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
(b) Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Information with respect to certain legal proceedings is included in Note 15, Commitments and Contingencies, to our consolidated financial statements for the quarter ended September 30, 2024 contained in this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchase activity for the nine months ended September 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1-31, 2024	504	$140.87	504	$92,895,219
February 1-29, 2024	35,618	$144.07	35,618	$89,872,019
March 1-31, 2024	—	$—	—	$89,872,019
First Quarter	36,122		36,122

April 1-30, 2024	72	$152.79	72	$95,300,929
May 1-31, 2024	—	$—	—	$95,300,929
June 1-30, 2024	—	$—	—	$95,300,929
Second Quarter	72		72

July 1-31, 2024	616	$180.78	616	$112,647,995
August 1-31, 2024	299	$173.19	299	$107,866,715
September 1-30, 2024	—	$—	—	$107,866,715
Third Quarter	915		915

Total	37,109		37,109

(1) The Company repurchased (withheld) shares from employees solely in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan.

(2) Our Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,140,215 shares have been purchased. Other than shares withheld for tax purposes, as described in footnote 1 above, no share repurchases were made under the Company's stock repurchase program during the three and nine months ended September 30, 2024. There is no expiration for this program.

(3) Dollar amounts in this column equal the number of shares remaining available for repurchase under the stock repurchase program as of the last date of the applicable month multiplied by the monthly average price paid per share.

Item 5.     Other Information

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2024.

Item 6.    Exhibits

Exhibit Number	Description
Exhibit 3.1	Balchem Corporation Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 20, 2024).
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: October 25, 2024