Form 10-K
period 2024-12-31
BALCHEM CORP
filed 2025-02-21
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☐ No ☑
The aggregate market value of the common stock, par value $.06-2/3 per share (the “Common Stock”), issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the NASDAQ Stock Market LLC on June 30, 2024 was approximately $4,969,000,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant’s 401(k)/profit sharing plan have been excluded.
The number of shares outstanding of Common Stock was 32,532,724 as of February 7, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s proxy statement for its 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated therein.

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
Human Nutrition and Health
The Human Nutrition and Health ("HNH") segment provides human grade choline nutrients and mineral amino acid chelated products for nutrition and health applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The Company's mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products; proprietary technologies have been combined to create an organic molecule in a form the body can readily assimilate. Sales growth for human nutrition applications is reliant on differentiation from lower-cost competitive products through scientific data, intellectual property and customers' appreciation of brand value. Consequently, the Company makes investments in such activities for long-term value differentiation. This segment also manufactures specialty vitamin K2, which plays a crucial role in the human body for bone health, heart health and immunity, and methylsulfonylmethane ("MSM"), which is a widely used nutritional ingredient that helps provide benefits for joint health, sports nutrition, skin and beauty, and healthy aging. This segment also serves the food and beverage industry for beverage, bakery, dairy, confectionary, and savory manufacturers. The Company partners with its customers from ideation through commercialization to bring on-trend beverages, baked goods, confections, dairy and meat products to market. The Company has expertise in trends analysis and product development. With its strong manufacturing capabilities in customized spray dried and emulsified powders, extrusion and agglomeration, blended lipid systems, liquid flavor delivery systems, juice and dairy bases, chocolate systems, ice cream bases and variegates, the Company is a one-stop solutions provider for beverage and dairy product development needs. Additionally, this segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf-life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, sports and protein bars, dietary plans, and nutritional supplements. The Company also creates cereal systems for ready-to-eat cereals, grain-based snacks, and cereal based ingredients.
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

Sales of value-added encapsulated products are highly dependent on overall industry economics as well as the Company's ability to leverage the results of university and field research on the animal health and production benefits of our products. Management believes that success in the commodity-oriented choline chloride marketplace is highly dependent on the Company’s ability to maintain its strong reputation for excellent product quality and customer service. The Company continues to drive production efficiencies in order to maintain its cost position to effectively compete in a global marketplace.

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
Significant Acquisitions
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

Raw Materials
The raw materials utilized by us in the manufacture of our products are sourced from suppliers both domestically and internationally. Such raw materials are derived from petrochemicals, minerals, metals, agricultural goods and other readily available commodities and are subject to price fluctuations due to market conditions. In 2024, supply reliability stabilized, although procuring certain raw materials remained a challenge due to the ongoing geopolitical environment impacting some supply lanes. Early deflationary trends shifted to an inflationary pattern during the year in several categories that we source. We continue to put measures in place to ensure a sustainable supply chain capable of supporting current demands and the future growth of our business.

Intellectual Property
We currently hold over 150 patents and over 400 registered trademarks in the United States and overseas. We also use know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of our products. Formulae and know-how are of particular importance in the manufacture of a number of our proprietary products. We believe that our patents, in the aggregate, are advantageous to our business. However, we do not believe we are materially dependent on any particular patent or any particular group of patents. We believe that our sales and competitive position are dependent primarily upon the quality of our products, technical sales efforts and market conditions, rather than on patent protection.
Seasonality
While in general, the businesses of our segments are not seasonal to any material extent, the plant nutrition business within Specialty Products is a seasonal business with the vast majority of sales occurring in the first half of the year, based on the planting season in the northern hemisphere.
Backlog
At December 31, 2024, we had a total backlog of $50,415 (comprised of $39,959 for the HNH segment; $9,035 for the ANH segment; $1,284 for the Specialty Products segment, and $137 for other), as compared to a total backlog of $42,957 at December 31, 2023 (comprised of $32,418 for the HNH segment; $7,639 for the ANH segment; $2,678 for the Specialty Products segment and $222 for other). It has generally been our policy and practice to maintain an inventory of finished products and/or component materials for our segments to enable us to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2025 fiscal year.
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

Research and Development
During the years ended December 31, 2024, 2023 and 2022, we incurred research and development expenses of approximately $16,793, $15,049, and $12,191, respectively, on Company-sponsored research and development for new products, improvements to existing products, and manufacturing processes. We have historically funded our research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.
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
Capital Projects
We continue to invest in projects across all production facilities and capital expenditures were approximately $35,148, $37,274, and $49,086 for 2024, 2023 and 2022, respectively. In 2024, we invested $17,202 on projects expected to provide favorable returns on investment, including expanded capacity in key product lines in the HNH segment and equipment upgrades to improve process reliability and support our business growth. In addition, we invested $7,200 for environmental, health, safety, and security upgrades to our facilities. In 2023, we invested $20,720 on projects expected to provide favorable returns on investment, including expanded capacity in key product lines in the HNH segment. In addition, we invested $6,900 for environmental, health, safety, and security upgrades to our facilities. In 2022, we invested $29,759 on projects expected to provide favorable returns on investment, including expanded capacity in key product lines in the HNH segment. In addition, we invested $6,020 for environmental, health, safety, and security upgrades to our facilities and $3,024 in automation projects that improved the quality and efficiency of our operations. Capital expenditures are projected to range from $40,000 to $45,000 for 2025, including our continued efforts to invest in energy and water saving projects, while exploring additional renewable energy opportunities in support of the company's sustainability efforts.
Environmental and Regulatory Matters
The Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”), a health and safety statute, requires that certain products within our Specialty Products segment must be registered with the U.S. Environmental Protection Agency ("EPA") because they are considered pesticides. As part of the registration review process, the EPA assesses a wide variety of studies to determine the likelihood of risk to human health and the environment from exposure associated with use of the product. We hold EPA registrations permitting us to sell ethylene oxide (“EtO”) to others as a medical device sterilant and spice fumigant and propylene oxide as a fumigant of nuts and spices.
In April 2008, the EPA issued a RED (“Re-registration Eligibility Decision”) for EtO which permitted the continued use of EtO “to sterilize medical or laboratory equipment, pharmaceuticals, and aseptic packaging, or to reduce microbial load on musical instruments, cosmetics, whole and ground spices and other seasoning materials and artifacts, archival material or library objects”. In 2013, the EPA initiated a new registration review of EtO, in line with and as part of the registration review scheduled for a large number of other pesticides. When the Final Work Plan was issued in March 2014, the EPA anticipated that this registration review process would take approximately seven years. In December 2016, the EPA issued its Integrated Risk Information System (“IRIS”) assessment of EtO (the "IRIS Assessment"), another aspect of the EPA’s safety review of EtO. In November 2020, the EPA issued a Draft Human Health Risk Assessment for Ethylene Oxide (“Draft HHRA”). In this Draft HHRA, the EPA presented multiple perspectives on risk extrapolation, including the IRIS Assessment. While acknowledging the necessity of maintaining the critical uses of EtO, based on the range of unit risk provided in this qualitative assessment, the EPA stated that there should be further mitigation measures implemented. In April 2023, the EPA released a Proposed Interim Decision and Draft Human Health Risk Assessment addendum which included certain proposed mitigation measures. In January 2025, the EPA issued its Interim Decision (“ID”) whereby EtO was re-registered for the sterilization of medical devices and the reduction of microbes on certain spices/seasonings. The ID provides for a phase-out period for the use of EtO on certain spices, and it discontinues minor applications, such as use on musical instruments, cosmetics, and archival and library materials. The ID also includes mitigation and monitoring measures impacting product users, including our customers, with phased compliance deadlines ranging from several months to ten years. Further, the ID contemplates that EPA will gather annual worker exposure data from EtO users, including our customers. The ID may be subject to further review, including additional stakeholder input.

EtO, when used as a sterilant for certain medical devices, has no known equally effective substitute. In October 2019, the U.S. Food and Drug Administration in a public statement said, "Although medical devices can be sterilized by several methods, ethylene oxide is the most common method of sterilization of medical devices in the U.S. and is a well-established and scientifically-proven method of preventing harmful microorganisms from reproducing and causing infections." Management believes the lack of availability of this product could not be reasonably tolerated by various medical device manufacturers or the health care industry due to the resultant infection potential.
Similarly, the EPA issued a RED for propylene oxide in August 2006. At that time, the EPA “determined that products containing the active ingredient propylene oxide ("PPO") are eligible for re-registration provided that…risk mitigation measures…are adopted.” In 2013, the EPA initiated a new registration review of propylene oxide, in line with and as part of the registration review scheduled for a large number of other pesticides. A Final Work Plan was issued in March 2014, and the EPA anticipated that this review process would take approximately seven years. In October 2020, the EPA issued both the Proposed Interim Decision and Draft Risk Assessment for propylene oxide. In July 2021, the EPA issued the Interim Decision. Based on these documents, the use of propylene oxide to treat nuts and spices will continue to be permitted with minimal changes to the current approved usage. We submitted required changes to the product label, and expect the EPA to review and approve them during 2025.
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
In connection with normal operations at our plant facilities, we are required to maintain environmental and other permits, including those relating to the use of EtO. From time to time, our manufacturing sites may be subject to inspections by the EPA and other agencies. To the extent any consent orders or other agreements are entered into as a result of findings from such inspections, the Company is committed to ensuring compliance with such orders or agreements. For a further discussion of our potential environmental liabilities, see Note 16, Commitments and Contingencies, to our Consolidated Financial Statements.
We believe we are in compliance in all material respects with applicable laws and regulations that have been enacted or adopted relating to human health, safety and the environment. Such compliance includes the maintenance of required permits under air pollution regulations and compliance with requirements of the Occupational Safety and Health Administration. The cost of such compliance has not had a material effect upon the results of our operations or our financial condition.
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
Human Capital
Our employees are our most valued asset and fundamental to our success. We believe that our global team of talented and dedicated employees embody our Core Values and align with our vision of making the world a healthier place. As of December 31, 2024, we employed approximately 1,361 full-time employees worldwide, with approximately 17% covered by collective bargaining agreements. We are seeing some improvement in the labor market and feel our team has been successful in attracting and retaining skilled and experienced employees in a competitive landscape. Additionally, we continue to enhance and leverage our existing technological capabilities to further optimize productivity and performance, and explore new solutions to drive efficiencies.

We believe that our best performance is achieved when our teams reflect a variety of diverse backgrounds, experiences and perspectives. Fostering a culture of belonging is an important element of Balchem's Human Resources strategy. We continue to explore strategies to help ensure we have a fully engaged workforce and that we are able to attract the best and brightest from the broad workforce landscape.
Health and Safety
Protecting the workplace environment and the health and safety of our employees, contractors, visitors, and neighbors is our top priority. Our recordable injury rate, which is defined as recordable injuries per 200,000 hours worked, was 0.57, 1.39, and 1.17 in 2024, 2023, and 2022, respectively. In 2024, we further refined our environmental, health, safety, and security management system to place greater emphasis on hazard identification and correction. We enhanced our emphasis on near-miss reporting and improved communication across various locations, enabling us to address the root causes of incidents, and we have reallocated Environmental, Health, and Safety (EHS) resources to enable a more rapid response to safety enhancements. We continue to improve our working conditions and our work practices where safety is impacted.
Training and Well-Being Programs
Our vision is to create a culture of learning and development of our employees to foster an environment of continuous learning. We are committed to the professional development of our workforce, investing in training programs designed to enhance employee skills and create career paths for advancement. All employees are expected to complete necessary compliance training and have access to numerous online trainings for both personal and professional development. We continue to have our existing and emerging leaders participate in formal leadership development training. Through our Employee Assistance Program and healthcare benefit provider, our employees have access to resources to help support positive mental health, emotional well-being, and healthy lifestyles. Additionally, employees have access to resources which can provide aid with financial and legal issues, as well as support in handling elder care challenges.
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
We are dedicated to providing full-time employees with a competitive compensation package that includes medical, dental, vision, and prescription benefits in addition to a 401(k) matching program. Balchem also provides financial support for health and wellness programs such as online financial wellness content, sponsored weight loss programs and subsidized gym memberships. We also provide generous time off and leave benefits, which are important to help ensure employees can maintain a healthy work/life balance.
For the years ended December 31, 2024 and 2023, our turnover rate was 9% and 11%, respectively, for salaried employees with an average length of service of over 9 years for both years. For the years ended December 31, 2024 and 2023, our turnover rate was 21% and 29%, respectively, for hourly employees with an average length of service of about 7 years for both years. We are continuing to improve employee retention with effective employment engagement efforts with frequent town hall meetings, a tool to promote peer to peer recognition, and various rewards and recognition programs.
Sustainability
We operate as strong stewards of our shareholders, customers, suppliers, employees, and the communities in which we operate. We are working to make our workforce more inclusive, our business more sustainable, and our communities more engaged by maintaining strong environmental, social and governance practices.
In 2024, we published our 2023 Sustainability Report. This report provides detailed information regarding our corporate responsibility strategy, focus areas and governance structure. We are committed to reducing our greenhouse gas emissions by implementing new technologies, improving operational efficiencies, and expanding green energy usages. In addition, we are committed to reducing our global water use by recycling water and investing new technologies to improve water efficiency. For more information on our approach to sustainability management, refer to our website at https://balchem.com/responsibility/sustainability. The information contained on, or that may be accessed through, the Company’s website is not incorporated by reference into, and is not part of, this Annual Report on Form 10-K.

Available Information
Our headquarters is located at 5 Paragon Drive, Montvale, NJ 07645. Our telephone number is (845) 326-5600 and our Internet website address is www.balchem.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission (the "SEC"). Such reports are available via a link from the Investors page on our website to a list of our reports on the SEC’s EDGAR website. The address of the SEC's website is www.sec.gov.

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
Our net sales consist of sales both within and outside the United States. In addition, we conduct a portion of our manufacturing outside the United States. The majority of our foreign sales occur through our foreign subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; imposition of, or changes in, tariffs, sanctions, trade restrictions, and trade relations including but not limited to those associated with the United States-Mexico-Canada Agreement ("USMCA") which replaced the North American Free Trade Agreement ("NAFTA"), other free trade agreements, and the exit of the United Kingdom from the European Union; unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; geopolitical tensions; and preference for locally produced products. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

Our sales and operations may be adversely affected by supply chain disruptions due to political unrest, terrorist acts, and national and international conflicts.
Our sales and operations are subject to a number of risks, including political and economic instability and geopolitical tensions, which could have a material adverse impact on our ability to increase or maintain our international sales and operations. National and international conflicts such as war, border closures, civil disturbances and terrorist acts, including Russia's invasion of Ukraine and the ongoing conflict in the Middle East, may increase the likelihood of already strained supply interruptions and further hinder our ability to access the materials and energy we need to manufacture our products. Additional supply chain disruptions will make it harder for us to find favorable pricing and reliable sources for the materials we need. As a result, such disruptions will put upward pressure on our costs and increase the risk that we may be unable to acquire the materials and services we need to continue to make certain products, in particular at our manufacturing facilities in Europe.

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
Our ability to successfully grow and expand our business depends on our ability to recruit and retain a highly qualified and motivated workforce.
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
A portion of our North American workforce is represented by a union under a single collective bargaining agreement. In Europe, employees at our Marano Ticino, Italy facility and Bertinoro, Italy facility are covered by a national collective bargaining agreement, respectively. We believe that our present labor relations with all our union employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. Similarly, if our relations with the union portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected. Additionally, other portions of our workforce could become subject to union campaigns.

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
Despite our implementation of cybersecurity measures which have focused on prevention (including a robust cybersecurity employee education program to train our employees on email and password security, recognizing phishing and related topics on a regular basis), mitigation, resilience and recovery, our network and products, including access solutions, may be vulnerable to cybersecurity attacks, computer viruses, malicious codes, malware, ransomware, phishing, social engineering, denial of service, hacking, break-ins and similar disruptions, including through use of emerging technologies, such as artificial intelligence and machine learning. Cybersecurity attacks and intrusion efforts are continuous and evolving, and in certain cases they have been successful at the most robust institutions. The scope and severity of risks that cyber threats present have increased dramatically and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or premises, exploiting weaknesses related to vendors or other third parties that could be exploited to attack our systems, denials of service and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, operating results and financial condition, as we face regulatory, reputational and litigation risks resulting from potential cyber incidents, as well as the potential of incurring significant remediation costs. Further, while we maintain insurance coverage that may, subject to policy terms and exclusions, cover certain aspects of our cyber risks, such insurance coverage may be insufficient to cover our losses or all types of claims that may arise in the continually evolving area of cyber risk.
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
Unfavorable changes in economic conditions, including inflation, monetary policies, recession, changes in tariffs and trade relations amongst international trading partners, or other changes in economic conditions, may adversely impact the markets in which we operate. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products which would reduce our revenues and profitability. If inflation in costs such as raw materials, packaging, freight, labor and energy prices increase beyond our ability to control for them through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various costs increases without negatively impacting customer demand, thereby negatively impacting our margin performance and results of operations.
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
The principal raw materials that we use in the manufacture of our products can be subject to price fluctuations due to market conditions and factors beyond our control, including severe hazards, global health crises and inflationary pressures. Such raw materials include materials derived from petrochemicals, minerals, metals, agricultural commodities and other commodities. While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, these changes may not occur simultaneously or to the same degree. At times, including during periods of rapidly increasing raw material prices, we may be unable to pass increases in raw material costs through to our customers due to certain contractual obligations. Such increases in the price of raw materials, if not offset by product price increases, or substitute raw materials, would have an adverse impact on our profitability. We believe we have reliable sources of supply for our raw materials under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages or unforeseen price increases could have a material adverse impact on our results of operations.

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
Political or financial instability, geopolitical tensions, currency fluctuations, the outbreak of pandemics or other illnesses (such as the COVID-19 pandemic), labor unrest, transport capacity and costs, port security, weather conditions, natural disasters, or other events that could alter or suspend our operations, slow or disrupt port activities, or affect foreign trade are beyond our control and could materially disrupt our supply of raw materials, increase our costs, and/or adversely affect our results of operations. There have been periodic labor disputes impacting the U.S. ports that have caused us to make alternative arrangements to continue the flow of inventory, and if these types of disputes recur, worsen, or occur in other countries through which we source products, it may have a material impact on our costs or inventory supply. Changes in the costs of procuring commodities used in our products or the costs related to our supply chain, could adversely affect our results of operations.

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
We may from time to time become involved in various legal proceedings and disputes incidental to the operation of our business. Our business may be adversely affected by the outcome of these proceedings and other contingencies (including, without limitation, product liability, tort, environmental, intellectual property, antitrust, data protection, privacy, and labor and employment matters) that cannot be predicted with certainty. As required by GAAP, if applicable, we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings and other contingencies may affect our assessment and estimates of the loss contingency recorded as a reserve, and we may be required to make additional material payments.

Our business exposes us to potential product liability claims and recalls, which could adversely impact our financial condition and performance.
Our development, manufacture and sales of food ingredient, pharmaceutical, nutritional supplement and other products involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. A product liability judgment against us could also result in substantial and unexpected expenditures, affect consumer confidence in our products, and divert management’s attention from other responsibilities. Although we maintain certain insurance coverage in amounts we believe are customary within the industry, there can be no assurance that this level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on results of operations and financial condition.

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
Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business are influenced by various factors. With respect to interest from our stakeholders on Environmental, Social and Governance (“ESG”) practices and disclosure, if we fail, or are perceived to have failed, in any number of ESG matters, such as environmental stewardship, goals regarding our intended reduction of carbon emissions and water usage, workplace conduct and belonging, and support for local communities, or to effectively respond to changes in, or new, legal or regulatory requirements concerning climate change, climate risk reporting, or other sustainability concerns, our reputation or the reputation of our brands may suffer. Such damage to our reputation and the reputation of our brands may negatively impact our business, financial condition and results of operations. Further, there are an increasing number of anti-ESG legislative initiatives that may conflict with other regulatory requirements or our stakeholders' expectations.
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
We are subject to regulation under a variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to environmental, health and safety, anti-corruption, export and import compliance, anti-trust and money laundering due to our global operations. We cannot provide assurance that our internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any improper conduct could damage our reputation and subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence.

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
Further, pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals, including EPA registrations under FIFRA for some of our products. We maintain EPA FIFRA registrations for ethylene oxide as a medical device sterilant and spice fumigant and for propylene oxide as a fumigant of nuts and spices. These products are progressing through a multi-year FIFRA re-registration review process. Recent documents indicate that the EPA intends to continue the registrations for both ethylene oxide and propylene oxide with certain additional mitigation measures. The EPA may re-examine the registrations in the future in accordance with the provisions of FIFRA. Any future determination by the EPA to discontinue permitted use of ethylene oxide or propylene oxide would have a material adverse effect on our business and financial results.

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

Concerns about ethylene oxide emissions have resulted in regulatory requirements for ethylene oxide users that have impacted, and may continue to impact, such users' ability to use the ethylene oxide process to sterilize medical devices among other things, which may, in turn, affect sales to our customers and our operations.
In recent years, there has been increased focus on the use and emissions of ethylene oxide (“EtO”) by the EPA and some state environmental agencies. Certain of the Company’s customers who use EtO in the U.S. mainly for the sterilization of medical devices have received ongoing federal, state, and local scrutiny related to potential emissions of EtO at their facilities. This scrutiny is associated with the IRIS Assessment described in “Item 1. Business – Environmental and Regulatory Matters” of this report, which deemed chronic exposure to EtO over many years as unsafe at levels below those found in the environment. The EPA began using the IRIS Assessment in 2020 to regulate change to existing permissible emissions limits at facilities that produce or use EtO in non-sterilization processes, and subsequently implemented rules for EtO sterilization facilities as well. Additionally, some state and local regulators have drawn their own conclusions from the IRIS Assessment, which has resulted in some actions against our customers that continue to impact these customers’ ability to use the EtO process to sterilize medical devices. Due to these regulatory actions, many customers have taken or are expected to take some downtime to install new abatement equipment.
In January 2025, the EPA issued its Interim Decision (“ID”) whereby EtO was re-registered for the sterilization of medical devices and the reduction of microbes on certain spices/seasonings. The ID provides for a phase-out period for the use of EtO on certain spices, discontinues certain minor applications, and includes mitigation and monitoring measures impacting product users, including our customers, with phased compliance deadlines ranging from several months to ten years. Further, the ID contemplates that EPA will gather annual worker exposure data from EtO users, including our customers. EtO registrants may not continue to sell EtO products to customers who do not provide such data. While the Company remains confident that the sterilization industry as a whole will take appropriate measures to comply with the latest EPA requirements in a timely manner, there is no assurance that this will consistently be the case. The ID and other requirements may be subject to further review, including additional stakeholder input, and the Company plans on continuing to work with various stakeholders to help ensure the EPA considers all available assessments to appropriately evaluate the risks of EtO. If the ID and other requirements remain unchanged, such requirements will likely result in increased costs and regulatory burdens for EtO users. Further, additional regulatory requirements associated with the use and emission of EtO may be imposed in the future, both within and outside of the U.S. Such increased regulation could require users of EtO to temporarily suspend operations to install additional emissions control technology, limit the use of EtO or take other actions which could ultimately impact our business, financial condition or results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity
Cybersecurity is a critical part of our enterprise risk management. The Board, through its Audit Committee, oversees enterprise risk management, including cybersecurity. To more effectively address cybersecurity threats, we have numerous security layers within our least privilege network approach which is managed by our Information Technology ("IT") department. Our cybersecurity programs align with numerous standards and continues to grow and develop as new technologies emerge. Further, we have regular user awareness testing and trainings in place which helps keep all end users and executive leadership up-to-date on the most current threats. The global head of our IT department has responsibility over cybersecurity management globally and reports directly to the Chief Financial Officer. He has degrees in both management information systems and cybersecurity - and has held a number of progressing roles, including management of global infrastructure, information security and technology operations at Balchem, in addition to managing a global team of information technology and cybersecurity experts. The IT department provides regular updates to senior management. Additionally, he provides at least an annual update, or more frequently if necessary, to both the Audit Committee and the full Board regarding the current threat landscape at Balchem, cybersecurity technologies, mitigation strategies, industry trends and best practices that we follow, major cybersecurity incidents (if any), and other areas of importance. Additional activities to maintain and enhance information security are discussed below.
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
The following is a summary of our principal properties:

Segment	Location	Administrative	Manufacturing	Warehousing
Corporate	5 U.S. cities	5	—	—
HNH	17 U.S. cities and 7 foreign countries	1	17	6
ANH	9 U.S. cities and 2 foreign countries	—	9	2
Specialty Products	6 U.S. cities and 6 foreign countries	2	8	2
Other	2 U.S. cities and 1 foreign country	—	3	—

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

Information with respect to certain legal proceedings is included in Note 16, Commitments and Contingencies, to our Consolidated Financial Statements for the year ended December 31, 2024 contained in this Annual Report on Form 10-K, and is incorporated herein by reference.

In our opinion, we do not expect pending legal matters to have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.

Item 4.    Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of executive officers of the Company as of February 21, 2025.
Theodore L. Harris, age 59, has served as our Chairman, President and Chief Executive Officer since 2017, and prior to that, as Board Director, President and Chief Executive Officer since 2015.
C. Martin Bengtsson, age 47, has served as our Executive Vice President and Chief Financial Officer since February 2019. Mr. Bengtsson has also served as our General Manager, Animal Nutrition and Health since March 2024.
Hatsuki Miyata, age 49, has served as our Executive Vice President, Chief Legal Officer and Secretary since February 2025 and prior to that, as our General Counsel since July 2022. Ms. Miyata previously served as Deputy General Counsel and Corporate Secretary at Allegion plc, a global manufacturing company in seamless access and security products, from October 2018 to July 2022.
Frederic Boned, age 47, has served as our Senior Vice President and General Manager, Human Nutrition and Health, since November 2022. Prior to that, he served as Regional Vice President, Health Nutrition and Care – North America from January 2022 to November 2022, and Vice President, Human Nutrition and Health – North America from September 2018 to January 2022, each at DSM, a Dutch multinational corporation in the fields of health and nutrition.
Martin L. Reid, age 58, has served as our Senior Vice President and Chief Supply Chain Officer since September 2022. Prior to that, he served as Vice President and Chief Supply Chain Officer from January 2021 to September 2022. Mr. Reid served as Chief Supply Chain Officer at Godiva Chocolate from May 2019 to December 2020.
Michael R. Sestrick, Ph.D., age 61, has served as our Senior Vice President and Chief Technology Officer since September 2022. Prior to that he served as our Vice President and Chief Technology officer from April 2017 to September 2022.
M. Brent Tignor, age 47, has served as our Senior Vice President and Chief Human Resources Officer since September 2022. Prior to that, he led the Human Resources department as our Vice President and Chief Human Resources Officer from February 2022 to September 2022 and as our Vice President, Human Resources from 2016 to February 2022.
Job L. van Gunsteren, age 48, has served as our Senior Vice President and General Manager, Specialty Products, since September 2022. Prior to that, he served as our Vice President and General Manager, Specialy Products from August 2019 to September 2022 and as our Director for Animal Nutrition and Health – EMEA from 2013 to 2019.
William A. Backus, age 58, has served as our Vice President and Chief Accounting Officer since October 2017.

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

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock is listed on the Nasdaq Stock Market LLC under the symbol “BCPC.”
On February 7, 2025, the closing price for the Common Stock on the Nasdaq Stock Market LLC was $160.28.
Record Holders
As of February 7, 2025, the approximate number of holders of record of Common Stock was 59. Such number does not include stockholders who hold their stock in street name.

Performance Graph
The graph below sets forth the cumulative total stockholder return on the Common Stock (referred to in the table as “BCPC”) for the five years ended December 31, 2024, the overall stock market return during such period for shares comprising the Russell 2000® Index (which we believe includes companies with market capitalization similar to that of us), and the overall stock market return during such period for shares comprising the Dow Jones U.S. Specialty Chemicals Index, in each case assuming a comparable initial investment of $100 on December 31, 2019 and the subsequent reinvestment of dividends. The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index. In light of our industry segments, we do not believe that published industry-specific indices are necessarily representative of stocks comparable to us. Nevertheless, we consider the Dow Jones U.S. Specialty Chemicals Index to be potentially useful as a peer group index with respect to us. The performance of the Common Stock shown on the graph below is historical only and not necessarily indicative of future performance.

225
200
175
150
125
100
75
DOLLARS ($)
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Balchem Corp (BCPC)
Russell 2000 Index (RTY)
Dow Jones US Specialty Chemical index (DJUSCX)

Issuer Purchase of Equity Securities
The following table summarizes the share repurchase activity for the year ended December 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
January 1-31, 2024	504	$140.87	504	$92,895,219
February 1-29, 2024	35,618	$144.07	35,618	$89,872,019
March 1-31, 2024	—	$—	—	$89,872,019
First Quarter	36,122		36,122

April 1-30, 2024	72	$152.79	72	$95,300,929
May 1-31, 2024	—	$—	—	$95,300,929
June 1-30, 2024	—	$—	—	$95,300,929
Second Quarter	72		72

July 1-31, 2024	616	$180.78	616	$112,647,995
August 1-31, 2024	299	$173.19	299	$107,866,715
September 1-30, 2024	—	$—	—	$107,866,715
Third Quarter	915		915

October 1-31, 2024	272	$171.46	272	$106,742,594
November 1-30, 2024	241	$176.63	241	$109,918,615
December 1-31, 2024	1,300	$166.53	1,300	$103,418,864
Fourth Quarter	1,813		1,813

Total	38,922		38,922

(1) The Company repurchased (withheld) shares from employees solely in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan.
(2) Our Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,142,028 shares have been repurchased. Other than shares withheld for tax purposes, as described in footnote 1 above, no share repurchases were made under the Company's stock repurchase program during the year ended December 31, 2024. There is no expiration for this program.

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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All amounts in thousands, except share and per share data)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed with the SEC on February 16, 2024) for additional discussion of our financial condition and results of operations for the year ended December 31, 2022. In addition, discussion of year-to-year comparisons between 2023 and 2022 are not included in this Annual Report on Form 10-K, and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See “Cautionary Statement Regarding Forward-Looking Statements.”

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
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2024, 2023 and 2022 (in thousands):

Business Segment Net Sales
	2024	2023	2022
Human Nutrition and Health	$600,258	$550,751	$527,131
Animal Nutrition and Health	214,710	238,326	262,297
Specialty Products	132,749	125,965	131,438
Other and Unallocated (1)	5,967	7,397	21,492
Total	$953,684	$922,439	$942,358

Business Segment Earnings From Operations
	2024	2023	2022
Human Nutrition and Health	$135,957	$102,419	$82,125
Animal Nutrition and Health	14,013	27,576	36,056
Specialty Products	39,906	34,579	32,789
Other and Unallocated (1)	(6,967)	(5,381)	(5,784)
Total	$182,909	$159,193	$145,186

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs, ERP implementation costs, and unallocated legal fees totaling $1,484, $1,617 and $3,581 for years ended December 31, 2024, 2023 and 2022, respectively, and (ii) Unallocated amortization expense of $0, $312, and $2,951 for years ended December 31, 2024, 2023, and 2022, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

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

Results of Operations - Fiscal Year 2024 compared to Fiscal Year 2023

Summary of Consolidated Statements of Earnings

(in thousands)	2024	2023	Increase (Decrease)	% Change
Net sales	$953,684	$922,439	$31,245	3.4%
Gross margin	336,206	302,056	34,150	11.3%
Operating expenses	153,297	142,863	10,434	7.3%
Earnings from operations	182,909	159,193	23,716	14.9%
Interest and other expenses	16,456	21,932	(5,476)	(25.0)%
Income tax expense	37,978	28,718	9,260	32.2%
Net earnings	$128,475	$108,543	$19,932	18.4%
Management's discussion and analysis of the Consolidated Statements of Earnings is included below:
Net Sales

			Increase (Decrease)
(in thousands)	2024	2023		% Change
Human Nutrition and Health	$600,258	$550,751	$49,507	9.0%
Animal Nutrition and Health	214,710	238,326	(23,616)	(9.9)%
Specialty Products	132,749	125,965	6,784	5.4%
Other	5,967	7,397	(1,430)	(19.3)%
Total	$953,684	$922,439	$31,245	3.4%

•The increase in net sales within the Human Nutrition and Health segment for 2024 compared to 2023 was driven by higher sales within both the nutrients business and the food ingredients and solutions businesses. Total sales for this segment grew 9.0%, with volume and mix contributing 6.6% and average selling prices contributing 2.4%.

•The decrease in net sales within the Animal Nutrition and Health segment for 2024 compared to 2023 was driven by lower sales in both the monogastric and ruminant species markets. Total sales for this segment decreased by 9.9%, with average selling prices contributing -6.1% and volume and mix contributing -3.8%.

•The increase in net sales within the Specialty Products segment for 2024 compared to 2023 was due to higher sales in the performance gases market, partially offset by lower sales in the plant nutrition business. Total sales for this segment increased by 5.4%, with average selling prices contributing 3.9% and volume and mix contributing 1.4%.

•Sales relating to Other decreased from the prior year primarily due to lower average selling prices.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

(in thousands)	2024	2023	Increase (Decrease)	% Change
Gross margin	$336,206	$302,056	$34,150	11.3%
% of net sales	35.3%	32.7%
Gross margin dollars increased for 2024 compared to 2023 due to higher sales, a favorable mix and a decrease in cost of goods sold of $2,905. Cost of goods sold decreased by 0.5%, mainly driven by certain lower manufacturing input costs.
Operating Expenses

(in thousands)	2024	2023	Increase (Decrease)	% Change
Operating expenses	$153,297	$142,863	$10,434	7.3%
% of net sales	16.1%	15.5%
The increase in operating expenses was primarily due to the impact of favorable adjustments to transaction costs in the prior year of $11,300, an increase in compensation-related expenses of $9,074, higher professional services of $1,950, and the impact of a gain on the sale of fixed assets of $1,338 in the prior year, partially offset by lower amortization expense of $8,867 and a decrease in restructuring-related impairment charges of $7,243.
Earnings From Operations

(in thousands)	2024	2023	Increase (Decrease)	% Change
Human Nutrition and Health	$135,957	$102,419	$33,538	32.7%
Animal Nutrition and Health	14,013	27,576	(13,563)	(49.2)%
Specialty Products	39,906	34,579	5,327	15.4%
Other and unallocated	(6,967)	(5,381)	(1,586)	(29.5)%
Earnings from operations	$182,909	$159,193	$23,716	14.9%

% of net sales (operating margin)	19.2%	17.3%
•Human Nutrition & Health segment earnings from operations increased $33,538 primarily due to a gross margin contribution of $37,635. The increase in gross margin was driven by the aforementioned higher sales, a favorable mix and certain lower manufacturing input costs.

•Animal Nutrition & Health segment earnings from operations decreased $13,563. Gross margin decreased $11,198 primarily due to the aforementioned lower sales, partially offset by certain lower manufacturing input costs.
•Specialty Products segment earnings from operations increased $5,327 due to an increase in gross margin of $9,518. The increase in gross margin was primarily due to the aforementioned higher sales and certain lower manufacturing input costs. This was partially offset by an increase in operating expenses of $4,191, mainly due to higher compensation-related costs.

•The decrease in Other and unallocated was primarily driven by the aforementioned lower sales, partially offset by lower unallocated corporate expenses.

Other Expenses (Income)

(in thousands)	2024	2023	Increase (Decrease)	% Change
Interest expense, net	$16,528	$22,613	$(6,085)	(26.9)%
Other (income) expense, net	(72)	(681)	609	89.4%
	$16,456	$21,932	$(5,476)	(25.0)%
Interest expense for 2024 and 2023 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The decrease in net interest expense is mainly due to lower outstanding borrowings.
Income Tax Expense

(in thousands)	2024	2023	Increase (Decrease)	% Change
Income tax expense	$37,978	$28,718	$9,260	32.2%
Effective tax rate	22.8%	20.9%
The increase in the effective tax rate was primarily due to an increase in certain foreign taxes.
Liquidity and Capital Resources
(All amounts in thousands, except share and per share data)
Contractual Obligations
Our short-term purchase obligations primarily include contractual arrangements in the form of purchase orders with suppliers. As of December 31, 2024, such purchase obligations were $103,255. For debt obligations, see Note 8, Revolving Loan, and for operating and finance lease obligations, see Note 19, Leases.
We are not aware of any current or pending demands on, or commitments for, our liquid assets that will materially affect our liquidity.
There were no material changes during the year ended December 31, 2024 outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Cash

Cash and cash equivalents decreased to $49,515 at December 31, 2024 from $64,447 at December 31, 2023. At December 31, 2024, we had $44,189 of cash and cash equivalents held by our foreign subsidiaries. We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds. In 2023, due to prevailing economic conditions of increased interest rates and subsequent borrowing costs, we remitted approximately $18,000 from our Belgium subsidiary to pay down U.S. debt, resulting in income tax expense of $20. Working capital was $156,085 at December 31, 2024 as compared to $165,751 at December 31, 2023, a decrease of $9,666. Significant cash payments during the year included net payments on the revolving loan of $119,569, income taxes paid of $42,643, capital expenditures and intangible assets acquired of $35,661, the payment of the 2023 declared dividend in 2024 of $25,576, and cash paid for an acquisition of $24,164.

(in thousands)	2024	2023	Increase (Decrease)	% Change
Cash flows provided by operating activities	$181,999	$183,761	$(1,762)	(1.0)%
Cash flows used in investing activities	(59,736)	(34,813)	(24,923)	(71.6)%
Cash flows used in financing activities	(133,815)	(153,321)	19,506	12.7%
Operating Activities
The decrease in cash flows from operating activities was primarily driven by the impact from changes in working capital.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $35,661 and $37,892 for the years ended December 31, 2024 and 2023, respectively. Capital expenditures are projected to be approximately $40,000 to $45,000 for 2025. As mentioned above, we expect that our operations will continue to generate sufficient cash flow to fund the commitments for capital expenditures. These capital expenditures are part of our continuous efforts to support our growing businesses. Cash paid to acquire an existing toll manufacturer to add capacity amounted to $24,164 for the year ended December 31, 2024, net of cash acquired. Cash paid for acquisitions, net of cash acquired, amounted to $1,252 for year ended December 31, 2023.
Financing Activities
In 2024, we borrowed $26,000 to fund the payment of the 2023 dividend and made total loan repayments of $145,569, resulting in $360,000 available under the 2022 Credit Agreement (see Note 8, Revolving Loan) as of December 31, 2024.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,142,028 shares have been repurchased. We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We also purchase (withhold) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. Share repurchases are funded with existing cash on hand.

Proceeds from stock options exercised were $17,228 and $5,242 for the years ended December 31, 2024 and 2023, respectively. Dividend payments were $25,576 and $22,872 during 2024 and 2023, respectively.
Other Matters Impacting Liquidity
We have a liability of $6,720 for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, for which we are unable to reasonably estimate the timing of settlement, if any.
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 15, Employee Benefit Plans. The liability recorded in other long-term liabilities on the consolidated balance sheets as of December 31, 2024 and December 31, 2023 was $1,522 and $1,395, respectively, and the plans are not funded. Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
Balchem NV ("Chemogas") has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheet as of December 31, 2024 and December 31, 2023 was $613 and $420, respectively, and was included in other long-term obligations.
We provide an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, which are included in "Other non-current assets" on the consolidated balance sheet. They are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $11,470 as of December 31, 2024, of which $11,449 was included in "Other long-term obligations" and $21 was included in "Accrued compensation and other benefits" on our condensed consolidated balance sheets. The deferred compensation liability was $10,188 as of December 31, 2023 and was included in "Other long-term obligations" on our condensed consolidated balance sheets. The related rabbi trust assets were $11,465 and $10,188 as of December 31, 2024 and 2023, respectively, and were included in "Other non-current assets" on the Company's consolidated balance sheets.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC for the years ended December 31, 2024 and December 31, 2023. Refer to Note 18, Related Party Transactions.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in checking accounts, certificates of deposit, and money market investment funds. In 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. These derivatives settled on their maturity date of June 27, 2023. Refer to details noted below (see Note 20, Derivative Instruments and Hedging Activities). Additionally, as of December 31, 2024, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate (see Note 8, Revolving Loan). The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2022 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at December 31, 2024, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,900. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Balchem Corporation

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Balchem Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and schedule (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Valuation of Reporting Units for Goodwill Impairment Testing
As described in Notes 1 and 6 to the financial statements, the Company’s goodwill balance was $780 million as of December 31, 2024. The Company performed an annual goodwill impairment test as of October 1, 2024, using a quantitative evaluation for each of its reporting units. The Company determines the fair value of its reporting units using the income approach, based on a discounted cash flow valuation model. To test for goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value. When determining the fair value of each reporting unit, management makes significant estimates and assumptions related to a number of factors. The Company considers the impact of factors that are specific to each of the reporting units such as industry and economic changes as well as projected sales and expense growth rates based upon annual budgets and longer-range strategic plans, which are highly sensitive to changes in domestic and foreign economic conditions, and the selection of appropriate discount rates.

Given the significant estimates and assumptions management makes to determine the fair value of the reporting units we identified management’s assumptions related to the sales growth rates, projected gross margin rates and certain components of the discount rates utilized in the valuation of the reporting units within the Company’s goodwill impairment tests as a critical audit matter. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

Our audit procedures related to sales and expense growth rates, discount rates, and the terminal value calculation utilized in the valuation of the Company’s reporting units included the following, among others:

•We obtained an understanding of the relevant controls related to the valuation of the Company’s reporting units and tested such controls for design and operating effectiveness, including management review controls over significant assumptions.

•We evaluated the reasonableness of management’s forecasts of sales growth rates and projected gross margin rates by comparing the forecasts to: (1) the historical results, (2) internal communications to management and the Board of Directors, and (3) external communications made by management to analysts and investors, as applicable.

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

New York, New York
February 21, 2025

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2024 and 2023
(Dollars in thousands, except share and per share data)

	2024	2023
Current assets:
Cash and cash equivalents	$49,515	$64,447
Accounts receivable, net of allowance for credit losses of $909 and $908 at December 31, 2024 and 2023, respectively	119,662	125,284
Inventories, net	130,802	109,521
Prepaid expenses	8,054	7,798
Other current assets	5,737	7,192
Total current assets	313,770	314,242
Property, plant and equipment, net	282,154	276,039
Goodwill	780,030	778,907
Intangible assets with finite lives, net	165,050	191,212
Right of use assets - operating leases	15,320	17,763
Right of use assets - finance lease	1,730	2,101
Other non-current assets	17,317	16,947
Total assets	$1,575,371	$1,597,211

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$54,745	$55,503
Accrued expenses	43,750	40,855
Accrued compensation and other benefits	22,886	17,228
Dividends payable	28,510	25,717
Income tax payable	4,466	4,967
Operating lease liabilities - current	3,134	3,949
Finance lease liabilities - current	194	272
Total current liabilities	157,685	148,491
Revolving loan	190,000	309,569
Deferred income taxes	43,722	52,046
Operating lease liabilities - non-current	12,967	14,601
Finance lease liabilities - non-current	1,749	1,943
Other long-term obligations	19,335	16,577
Total liabilities	425,458	543,227
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.0667 par value. Authorized 120,000,000 shares; 32,527,244 shares issued and outstanding at December 31, 2024 and 32,254,728 shares issued and outstanding at December 31, 2023, respectively	2,170	2,152
Additional paid-in capital	173,997	145,653
Retained earnings	997,493	897,488
Accumulated other comprehensive (loss) income	(23,747)	8,691
Total stockholders’ equity	1,149,913	1,053,984
Total liabilities and stockholders’ equity	$1,575,371	$1,597,211
See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2024, 2023 and 2022
(In thousands, except per share data)

	2024	2023	2022

Net sales	$953,684	$922,439	$942,358

Cost of sales	617,478	620,383	661,907

Gross margin	336,206	302,056	280,451

Operating expenses:
Selling expenses	68,916	74,397	67,409
Research and development expenses	16,793	15,049	12,191
General and administrative expenses	67,588	53,417	55,665
	153,297	142,863	135,265

Earnings from operations	182,909	159,193	145,186

Other expenses:

Interest expense, net	16,528	22,613	10,268
Other (income) expense, net	(72)	(681)	1,169
	16,456	21,932	11,437

Earnings before income tax expense	166,453	137,261	133,749

Income tax expense	37,978	28,718	28,382

Net earnings	$128,475	$108,543	$105,367

Basic net earnings per common share	$3.97	$3.38	$3.29

Diluted net earnings per common share	$3.93	$3.35	$3.25

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022

Net earnings	$128,475	$108,543	$105,367

Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustment	(32,590)	16,809	(4,799)
Unrealized (loss) gain on cash flow hedge, net of taxes of $341, and $868 at December 31, 2023, and 2022, respectively	—	(1,065)	2,696
Net change in postretirement benefit plan, net of taxes of $44, $39, and $24 at December 31, 2024, 2023 and 2022, respectively	152	101	(58)
Other comprehensive (loss) income, net of tax	(32,438)	15,845	(2,161)

Comprehensive income	$96,037	$124,388	$103,206

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2024, 2023 and 2022
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2021	$877,015	$732,138	$(4,993)	32,287,150	$2,154	$147,716

Net earnings	105,367	105,367	—	—	—	—
Other comprehensive loss	(2,161)	—	(2,161)	—	—	—
Dividends ($.71 per share)	(23,018)	(23,018)	—	—	—	—
Repurchases of common stock	(35,423)	—	—	(252,304)	(16)	(35,407)
Shares and options issued under stock plans	16,504	—	—	117,941	7	16,497

Balance - December 31, 2022	938,284	814,487	(7,154)	32,152,787	2,145	128,806

Net earnings	108,543	108,543	—	—	—	—
Other comprehensive income	15,845	—	15,845	—	—	—
Dividends ($.79 per share)	(25,542)	(25,542)	—	—	—	—
Repurchases of common stock, including excise tax	(4,514)	—	—	(32,558)	(2)	(4,512)
Shares and options issued under stock plans	21,368	—	—	134,499	9	21,359

Balance - December 31, 2023	1,053,984	897,488	8,691	32,254,728	2,152	145,653

Net earnings	128,475	128,475	—	—	—	—
Other comprehensive loss	(32,438)	—	(32,438)	—	—	—
Dividends ($.87 per share)	(28,470)	(28,470)	—	—	—	—
Repurchases of common stock	(5,682)	—	—	(38,922)	(3)	(5,679)
Shares and options issued under stock plans	34,044	—	—	311,438	21	34,023

Balance - December 31, 2024	$1,149,913	$997,493	$(23,747)	32,527,244	$2,170	$173,997

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net earnings	$128,475	$108,543	$105,367

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,973	54,935	51,848
Stock compensation expense	16,675	16,052	13,224
Deferred income taxes	(6,779)	(10,814)	(8,362)
Provision for credit losses	299	37	401
Unrealized (gain) loss on foreign currency transactions and deferred compensation	(100)	(733)	914
Asset impairment charge and loss on disposal of assets	1,664	7,031	366
Change in fair value of contingent consideration liability	(91)	(11,300)	—
Changes in assets and liabilities, net of acquired balances
Accounts receivable	5,582	6,969	(3,618)
Inventories	(22,791)	10,530	(7,804)
Prepaid expenses and other current assets	225	(3,540)	1,870
Accounts payable and accrued expenses	9,065	3,552	(15,543)
Income taxes	(583)	2,194	296
Other	2,385	305	(423)
Net cash provided by operating activities	181,999	183,761	138,536

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(24,164)	(1,252)	(365,780)
Capital expenditures and intangible assets acquired	(35,661)	(37,892)	(49,945)
Proceeds from sale of assets	359	1,881	206
Proceeds from settlement of net investment hedge	—	2,740	—
Investment in affiliates	(270)	(290)	(495)
Net cash used in investing activities	(59,736)	(34,813)	(416,014)

Cash flows from financing activities:
Proceeds from revolving loan	26,000	18,000	435,000
Principal payments on revolving debt	(145,569)	(149,000)	(103,000)
Principal payments on acquired debt	—	—	(30,988)
Cash paid for financing costs	—	—	(1,232)
Principal payments on finance lease	(216)	(222)	(177)
Proceeds from stock options exercised	17,228	5,242	3,212
Dividends paid	(25,576)	(22,872)	(20,713)
Repurchases of common stock	(5,682)	(4,469)	(35,423)
Net cash (used in) provided by financing activities	(133,815)	(153,321)	246,679

Effect of exchange rate changes on cash	(3,380)	2,260	(5,880)

Decrease in cash and cash equivalents	(14,932)	(2,113)	(36,679)

Cash and cash equivalents beginning of period	64,447	66,560	103,239
Cash and cash equivalents end of period	$49,515	$64,447	$66,560

Supplemental Cash Flow Information - see Note 13
See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description
Balchem Corporation (“Balchem” or the “Company”), including, unless the context otherwise requires, its wholly-owned subsidiaries, incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical, agricultural, and medical device sterilization industries.
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
Accounts Receivable
Credit terms are granted in the normal course of business to the Company’s customers and on-going credit evaluations are performed on the Company’s customers. In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires that credit losses be reported based on expected losses instead of the incurred loss model. Based on this ASU, customers' credit limits are adjusted based upon their reasonably expected credit worthiness which is determined through review of their payment history, their current credit information, and any foreseeable future events. Collections and payments from customers are continuously monitored and allowances for credit losses for estimated losses resulting from the inability of the Company’s customers to make required payments are maintained. Estimated losses are based on historical experience, any specific customer collection issues identified, and any reasonably expected future adverse events. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required.

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
Business Concentrations
Financial instruments that subject the Company to credit risk consist primarily of accounts receivable and money market investments. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. In 2024, 2023 and 2022, no customer accounted for more than 10% of total net sales or accounts receivable.
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

As of October 1, 2024 and 2023, the Company opted to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. The Company assessed the fair values of its reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for its conclusions. The Company's estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, certain components of the discount rates, estimated terminal values and future economic and market conditions. The Company's assessment concluded that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the reporting units was not considered impaired as of October 1, 2024 and 2023. The Company may resume performing the qualitative assessment in subsequent periods.
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
Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. The useful life of an intangible asset is based on our assumptions regarding expected use of the asset; the relationship of the intangible asset to another asset or group of assets; any legal, regulatory or contractual provisions that may limit the useful life of the asset or that enable renewal or extension of the asset’s legal or contractual life without substantial cost; the effects of obsolescence, demand, competition and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset and their related impact on the asset’s useful life. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss. For the year ended December 31, 2024, there were no triggering events which required intangible asset impairment reviews.

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
Cost of Sales
Cost of sales are primarily comprised of raw materials consumed in the manufacture of product, as well as manufacturing labor, maintenance labor, depreciation expense, and overhead expense necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight costs, outbound freight costs for shipping products to customers, warehousing costs, quality control and obsolescence expense.
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

The derivative instruments were with the above single counterparty and were subject to a contractual agreement that provided for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. As such, the derivative instruments were categorized as a master netting arrangement and presented as a net derivative asset or derivative liability on the consolidated balance sheet. The Company settled its derivative instruments on their maturity date of June 27, 2023 and had no other derivatives outstanding as of December 31, 2024 and 2023.

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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)." The new guidance is intended to enhance transparency and disclosures by requiring public entities to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. The amendment is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment in this Update should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on the consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures." The ASU expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning December 15, 2024. The Company adopted this accounting guidance on December 31, 2024, and applied it retrospectively to all prior periods presented in our consolidated financial statements. Refer to Note 11, Segment Information for the expanded disclosures.
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
The Company made payments of $72,143 for the acquisition, amounting to $71,937 to the former shareholders or on behalf of the former shareholders and $206 to pay off Bergstrom's bank debt. Net of cash acquired of $773, total payments made to the former shareholders or on behalf of the former shareholders of Bergstrom were $71,164. The acquisition was primarily financed through the 2022 Credit Agreement (see Note 8, Revolving Loan). In connection with this transaction, the former shareholders of Bergstrom had an opportunity to receive an additional payment in 2024 if certain financial performance targets and other metrics were met. The earn-out payment of $9 was paid out in 2024. Therefore, there was no contingent consideration liability at December 31, 2024. The Company also made an additional post-closing payment of $910 in the third quarter of 2023 that was negotiated as a deduction of the cash consideration at closing. As a result, total payments related to the transaction were $72,152, comprised of the upfront cash consideration of $70,892, a working capital adjustment of $341, an additional post-closing payment of $910, and the fair value of the earn-out payment of $9.
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

The following table summarizes the fair values of the assets acquired and liabilities assumed:

Cash and cash equivalents	$773
Accounts receivable	4,699
Inventories	3,972
Property, plant and equipment	2,243
Right of use assets	866
Customer relationships	29,900
Developed technology	4,600
Trademarks	2,300
Other assets	197
Accounts payable	(699)
Bank debt	(206)
Lease liabilities	(871)
Other liabilities	(462)
Goodwill	31,550
Total consideration on acquisition date and working capital adjustment	78,862
Net decrease to contingent consideration liability and other post-closing payments	(6,916)
Total consideration	71,946
To pay off bank debt	206
Total payments	$72,152
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

Transaction and integration costs related to the Bergstrom acquisition are included in general and administrative expenses and were $(91), $(10,614) and $4,604 for the years ended December 31, 2024, 2023, and 2022, respectively. These amounts included favorable adjustments to transaction costs of $91 and $11,300 for the years ended December 31, 2024 and 2023 and an unfavorable adjustment to transaction costs of $3,565 for the year ended December 31, 2022.

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

The Company made payments of approximately kr3,305,653 ("kr" indicates the Norwegian krone), amounting to approximately kr3,001,981 to the former shareholders and approximately kr303,672 to Kappa's lenders to pay off all Kappa bank debt. Net of cash acquired of kr63,064, total payments to the former shareholders were kr2,938,917. Net of gains on foreign currency forward contracts of $512 (see Note 20, Derivative Instruments and Hedging Activities), these payments translated to approximately $333,112, amounting to approximately $302,464 paid to the former shareholders and approximately $30,648 to Kappa's lenders. Net of cash acquired of $6,365, total payments made to the former shareholders of Kappa were approximately $296,099. The acquisition was primarily financed through the 2018 Credit Agreement. In connection with this transaction, the former shareholders of Kappa had an opportunity to receive an additional payment in 2024 if certain financial performance targets and other metrics were met. There was no contingent consideration paid in connection with this acquisition.
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

Cash and cash equivalents	$6,365
Accounts receivable	8,036
Inventories	17,600
Property, plant and equipment	9,854
Right of use assets	3,349
Customer relationships	88,813
Developed technology	15,643
Trademarks	5,046
Other assets	2,399
Accounts payable	(3,301)
Bank debt	(30,648)
Lease liabilities	(3,349)
Other liabilities	(4,461)
Deferred income taxes, net	(24,716)
Goodwill	216,383
Total consideration on acquisition date	307,013
Decrease to contingent consideration liability	(4,037)
Net gain on foreign currency exchange forward contracts	(512)
Total consideration	302,464
Kappa bank debt paid on acquisition date	30,648
Total payments	$333,112
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
Transaction and integration costs related to the Kappa acquisition are included in general and administrative expenses and were $688, $533 and $(2,306) for the years ended December 31, 2024, 2023, and 2022, respectively. The amount included a favorable adjustment to transaction costs of $4,037 for the year ended December 31, 2022.

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
The Company’s results for the years ended December 31, 2024, 2023 and 2022 reflected the following compensation cost and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Year Ended December 31,
	2024	2023	2022
Cost of sales	$1,716	$1,900	$1,302
Operating expenses	14,960	14,152	11,922
Net earnings	(12,865)	(12,375)	(10,214)

On December 31, 2024, the Company had one share-based compensation plan under which awards may be granted, which is described below.

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

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of December 31, 2024, the Amended 2017 Plan had 836,521 shares available for future awards.

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
The fair value of each option award issued under the Company’s stock plans is estimated on the date of grant using either the Black-Scholes model or the Binomial model, whichever is deemed to be most appropriate. For the years ended December 31, 2024, 2023, and 2022, the fair value of each option grant uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options is based on the Company’s historical experience of employees’ exercise behavior. Dividend yields are based on the Company’s historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

	Year Ended December 31,
Weighted Average Assumptions:	2024	2023	2022
Expected Volatility	28.4%	28.1%	30.3%
Expected Term (in years)	5.0	4.8	7.3
Risk-Free Interest Rate	4.1%	3.9%	2.8%
Dividend Yield	0.6%	0.5%	0.5%
The value of the restricted shares is based on the fair value of the award at the date of grant.
Performance Share expense is measured based on the fair value at the date of grant utilizing a Black-Scholes methodology to produce a Monte-Carlo simulation model which allows for the incorporation of the performance hurdles that must be met before the Performance Share vests. The assumptions used in the fair value determination were risk free interest rates of 4.2%, 4.2%, and 1.8%; dividend yields of 0.0%, 0.5%, and 0.5%; volatilities of 25%, 32%, and 32%; and initial TSR’s of 10.3%, 4.2%, and -15.7% in each case for the years ended December 31, 2024, 2023, and 2022, respectively. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The Performance Shares will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth.

Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options, three years for employee restricted stock awards, three years for employee performance share awards, and three years for non-employee director restricted stock awards.
A summary of stock option plan activity for 2024, 2023, and 2022 for all plans is as follows:

	2024		2023		2022
	# of Shares (000s)	Weighted Average Exercise Price	# of Shares (000s)	Weighted Average Exercise Price	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	1,078	$104.38	1,045	$99.82	867	$88.19
Granted	113	143.43	109	138.09	239	139.04
Exercised	(221)	77.81	(64)	81.98	(44)	73.58
Forfeited	(8)	139.64	(11)	131.79	(17)	124.89
Cancelled	—	—	(1)	138.07	—	—
Outstanding at end of year	962	$114.81	1,078	$104.38	1,045	$99.82

Exercisable at end of year	603	$99.59	720	$88.49	654	$81.95

The aggregate intrinsic value for outstanding stock options was $46,346, $47,889 and $27,221 at December 31, 2024, 2023 and 2022, respectively, with a weighted average remaining contractual term of 5.8 years at December 31, 2024. Exercisable stock options at December 31, 2024 had an aggregate intrinsic value of $38,221 with a weighted average remaining contractual term of 4.4 years.

Other information pertaining to option activity during the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years Ended December 31,
	2024	2023	2022
Weighted-average fair value of options granted	$44.52	$40.91	$44.77
Total intrinsic value of stock options exercised ($000s)	$18,631	$3,241	$2,713

Additional information related to stock options outstanding under all plans at December 31, 2024 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$58.52 - $85.33	222	3.1	$76.14	222	$76.14
$85.40 - $118.60	212	4.0	101.92	212	101.92
$118.96 - $150.85	528	7.6	136.24	169	127.47
	962	5.8	$114.81	603	$99.59

Non-vested restricted stock activity for the years ended December 31, 2024, 2023 and 2022 is summarized below:

	2024		2023		2022
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance at beginning of year	116	$133.06	122	$124.42	166	$99.70
Granted	51	147.98	40	137.20	46	137.17
Vested	(39)	124.63	(42)	112.30	(82)	82.15
Forfeited	(6)	140.70	(4)	128.06	(8)	118.07
Non-vested balance at end of year	122	$141.62	116	$133.06	122	$124.42

Non-vested performance share activity for the years ended December 31, 2024, 2023 and 2022 is summarized below:

	2024		2023		2022
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance at beginning of year	76	$135.25	70	$127.69	69	$110.72
Granted	47	152.28	42	139.66	39	114.22
Vested	(44)	106.57	(36)	98.84	(35)	53.17
Forfeited	—	—	—	—	(3)	84.09
Non-vested balance at end of year	79	$150.73	76	$135.25	70	$127.69

As of December 31, 2024, 2023 and 2022, there was $20,035, $18,817 and $20,791, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2024, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years. We estimate that share-based compensation expense for the year ended December 31, 2025 will be approximately $16,900.
Repurchase of Common Stock
The Company's Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,142,028 shares have been purchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Company also repurchases (withholds) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan. Such repurchases of shares from employees are funded with existing cash on hand. During 2024, 2023, and 2022, the Company purchased 38,922, 32,558, and 252,304 shares, respectively, from open market purchases and from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes. These shares were purchased at an average cost of $145.99, $137.29, and $140.40 per share, respectively.

NOTE 4 - INVENTORIES
Inventories, net of reserves at December 31, 2024 and 2023 consisted of the following:

	2024	2023
Raw materials	$45,319	$39,517
Work in progress	4,510	3,960
Finished goods	80,973	66,044
Total inventories	$130,802	$109,521
On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reserved, if necessary. The reserve for inventory was $4,207 and $2,463 at December 31, 2024 and 2023, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Land	$11,690	$11,787
Building	106,954	104,363
Equipment	315,001	312,704
Construction in progress	77,508	59,981
	511,153	488,835
Less: Accumulated depreciation	228,999	212,796
Property, plant and equipment, net	$282,154	$276,039

Geographic Area Data - Long-Lived Assets (excluding intangible assets):

	2024	2023
United States	$204,397	$203,692
Foreign Countries	77,757	72,347
Total	$282,154	$276,039
Depreciation expense was $28,211, $26,373 and $24,033 for the years ended December 31, 2024, 2023 and 2022, respectively.
In accordance with Topic 360, the Company reviews long-lived assets for impairment on an annual basis and also whenever events indicate that the carrying amount of the assets may not be fully recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. Included in "General and administrative expenses" was $521 of restructuring-related impairment charges related to an asset that was held for sale for the year ended December 31, 2024. Included in “General and administrative expenses” were restructuring-related impairment and asset disposal charges of $7,764 related to building, equipment, and construction in progress mainly in the Human Nutrition and Health and the Animal Nutrition and Health segments for the year ended December 31, 2023. Such expenses were not material for the year ended December 31, 2022.

NOTE 6 - INTANGIBLE ASSETS

The Company had goodwill in the amount of $780,030 and $778,907 as of December 31, 2024 and 2023, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is primarily due to an acquisition, partially offset by foreign currency translation adjustments.

Goodwill at December 31, 2022	$769,509
Goodwill as a result of an acquisition	341
Impact due to change in foreign exchange rates	9,057
Goodwill at December 31, 2023	778,907
Goodwill as a result of an acquisition	19,376
Impact due to change in foreign exchange rates	(18,253)
Goodwill at December 31, 2024	$780,030

	December 31, 2024	December 31, 2023
HNH	$678,275	$673,207
ANH	23,974	24,469
Specialty Products	77,732	81,175
Other and Unallocated	49	56
Total	$780,030	$778,907

As of December 31, 2024 and 2023, the Company had identifiable intangible assets as follows:

		2024		2023
	Amortization Period (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	10-20	$354,051	$221,567	$362,032	$209,651
Trademarks and trade names	2-17	50,971	41,417	50,286	37,773
Developed technology	5-12	40,074	20,362	41,184	17,516
Other	2-18	25,154	21,854	25,733	23,083
		$470,250	$305,200	$479,235	$288,023

Amortization of identifiable intangible assets was $19,244, $28,035 and $27,271 for 2024, 2023 and 2022, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $16,417 in 2025, $16,334 in 2026, $15,816 in 2027, $15,419 in 2028, and $15,017 in 2029. At December 31, 2024 and 2023, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, “Intangibles-Goodwill and Other.” Identifiable intangible assets are reflected in the Company’s consolidated balance sheets under Intangible assets with finite lives, net. There were no changes to the useful lives of intangible assets subject to amortization in 2024 and 2023.

The Federal Insecticide, Fungicide and Rodenticide Act, (“FIFRA”), a health and safety statute, requires that certain products within our specialty products segment must be registered with the U.S. Environmental Protection Agency (the "EPA") because they are considered pesticides. Costs of such registrations are included in other in the table above.

NOTE 7 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity ("VIE") because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company generally receives up to 2/3 of the production offtake capacity, which (percentage of offtake) may be adjusted from time to time to the extent the owners agree as such, and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company recognized a loss of $489, $509, and $559 for the years ended December 31, 2024, 2023, and 2022, respectively, relating to its portion of the joint venture’s expenses in other expense. The Company made capital contributions to the investment totaling $269, $290, and $355 for the years ended December 31, 2024, 2023, and 2022 respectively. The carrying value of the joint venture at December 31, 2024 and 2023 was $3,856 and $4,076, respectively, and is recorded in "Other non-current assets" on the consolidated balance sheets.

NOTE 8 – REVOLVING LOAN

On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility, due on July 27, 2027. The 2022 Credit Agreement allows for up to $550,000 of borrowing. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company's discretion. As of December 31, 2024 and 2023, the total balance outstanding on the 2022 Credit Agreement amounted to $190,000 and $309,569, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.

Amounts outstanding under the 2022 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2022 Credit Agreement, and the interest rate was 5.438% at December 31, 2024. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2022 Credit Agreement and ranges from 0.150% to 0.225% (0.150% at December 31, 2024). The unused portion of the revolving loan amounted to $360,000 at December 31, 2024. The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.

Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the 2022 Credit Agreement. Capitalized costs net of accumulated amortization totaled $743 and $1,030 at December 31, 2024 and 2023, respectively, and are included in "Other non-current assets" on the consolidated balance sheets. Amortization expense pertaining to these costs totaled $287, $287, and $335 for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in "Interest expense" in the accompanying consolidated statements of earnings.

The 2022 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At December 31, 2024, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 9 - NET EARNINGS PER COMMON SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per common share:

	Year Ended December 31,
	2024	2023	2022
Net Earnings - Basic and Diluted	$128,475	$108,543	$105,367

Share (000s)
Weighted Average Common Shares - Basic	32,332	32,108	32,019
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	386	340	374
Weighted Average Common Shares - Diluted	32,718	32,448	32,393

Net Earnings Per Share - Basic	$3.97	$3.38	$3.29
Net Earnings Per Share - Diluted	$3.93	$3.35	$3.25
The number of anti-dilutive shares were 230,302, 354,619, and 371,513 for the years ended December 31, 2024, 2023, and 2022. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 10 - INCOME TAXES

The Company’s effective tax rate for 2024, 2023 and 2022 was 22.8%, 20.9%, and 21.2%, respectively. The increase from 2023 to 2024 is primarily due to an increase in certain foreign taxes.

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
The Company considers the undistributed earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company's specific plans for reinvestment of those subsidiary earnings. In 2023, due to prevailing economic conditions of increased interest rates and subsequent borrowing costs, the Company remitted approximately $18,000 from its Belgium subsidiary and incurred an income tax expense of approximately $20 in the year ended December 31, 2023. The remittance was used to pay down U.S. debt. There was no such remittance during the year ended December 31, 2024. The Company projects that its foreign earnings will be utilized offshore for working capital and future foreign growth. The determination of the unrecognized deferred tax liability on those undistributed earnings is not practicable due to its legal entity structure and the complexity of U.S. and local country tax laws. If the Company decides to change its assertion on its remaining undistributed foreign earnings, it will need to recognize the income tax effects in the period it changes its assertion.

Income tax expense consists of the following:

	2024	2023	2022
Current:
Federal	$30,208	$27,306	$26,423
Foreign	10,376	7,634	7,103
State	4,173	4,403	3,964
Deferred:
Federal	(2,442)	(7,737)	(7,532)
Foreign	(3,192)	(2,285)	(215)
State	(1,145)	(603)	(1,361)
Total income tax provision	$37,978	$28,718	$28,382
The provision for income taxes differs from the amount computed by applying the Federal statutory rate of 21% for 2024, 2023, and 2022 to earnings before income tax expense due to the following:

	2024	2023	2022
Income tax at Federal statutory rate	$34,955	$28,825	$28,087
State income taxes, net of Federal income taxes	2,284	2,513	1,862
Change in foreign tax reserves	2,146	—	—
Stock options	(1,904)	(1,004)	(676)
Foreign-derived intangible income (FDII)	(1,562)	(1,752)	(1,778)
Foreign rate differential	1,024	946	2,066
Other	1,035	(810)	(1,179)
Total income tax provision	$37,978	$28,718	$28,382
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 were as follows:

	2024	2023
Deferred tax assets:
Inventories	$2,437	$1,049
Share-based compensation	4,476	5,565
Lease liabilities	4,296	4,812
Research and development	12,838	12,653
Other	5,658	3,874
Total deferred tax assets	29,705	27,953
Deferred tax liabilities:
Amortization	$(38,532)	$(42,351)
Depreciation	(26,234)	(28,937)
Prepaid expenses	(306)	(421)
Foreign currency and interest rate swaps	(642)	(647)
Right of use assets	(4,032)	(4,574)
Other	(3,656)	(3,047)
Total deferred tax liabilities	(73,402)	(79,977)

Valuation allowance	(25)	(22)

Net deferred tax liability	$(43,722)	$(52,046)

As of December 31, 2024, the Company has state income tax net operating loss (NOL) carryforwards of $314. The state NOL carryforwards will expire between 2026 and 2035. The Company believes that the benefit from the state NOL carryforwards will not be realized, therefore, a valuation allowance has been established in the amount of $25.
Provisions of ASC 740-10 clarify whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term obligations on the Company’s consolidated balance sheets, is as follows:

	2024	2023	2022
Balance at beginning of period	$4,650	$5,815	$5,881
Increases for tax positions of prior years	3,211	1,353	2,194
Decreases for tax positions of prior years	(1,141)	(2,518)	(2,260)
Balance at end of period	$6,720	$4,650	$5,815
All of Balchem's unrecognized tax benefits, if recognized in future periods, would impact the Company's effective tax rate in such future periods.
The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2024, 2023 and 2022, these amounts were increased by $939 and reduced by $322, and $371, respectively. As of December 31, 2024 and 2023, accrued interest and penalties were $2,352 and $1,413, respectively.
Balchem files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2020 and management does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
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

NOTE 11 - SEGMENT INFORMATION
Balchem Corporation reports three reportable segments: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. The reportable segments are organized based on the end use of the products manufactured and sold. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated."

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

Animal Nutrition and Health

The Animal Nutrition and Health ("ANH") segment provides nutritional products derived from its microencapsulation and chelation technologies in addition to the essential nutrient choline chloride. For ruminant animals, the Company’s microencapsulated products boost health and milk production by delivering nutrient supplements that are biologically available, providing required nutritional levels. The Company’s proprietary chelation technology provides enhanced nutrient absorption for various species of production and companion animals and is marketed for use in animal feed throughout the world. ANH also manufactures and supplies choline chloride, an essential nutrient for monogastric animal health, predominantly to the poultry, pet and swine industries. Choline, which is manufactured and sold in both dry and aqueous forms, plays a vital role in the metabolism of fat. In poultry, choline deficiency can result in reduced growth rates and perosis in young birds, while in swine production choline is a necessary and required component of gestating and lactating sow diets for both liver health and prevention of leg deformity. This segment also manufactures MSM, which is a widely used nutritional ingredient that provides benefits for pet health.

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

Specialty Products

The Specialty Products segment ("SP") re-packages and distributes a number of performance gases and chemicals for various uses by its customers, notably ethylene oxide, propylene oxide, and ammonia. Ethylene oxide is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Contract sterilizers and medical device manufacturers are principal customers for this product. Propylene oxide is marketed and sold as a fumigant to aid in the control of insects and microbiological spoilage, to reduce bacterial and mold contamination in certain shelled and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes, and for various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings. Ammonia is used primarily as a refrigerant, for heat treatment of metals and various chemical synthesis applications, and is distributed in reusable and recyclable drum and cylinder packaging approved for use in the countries these products are shipped to.

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

The Company's CODM is the Chief Executive Officer. The CODM receives a profit and loss reporting package which provides segment information including revenue, cost of goods sold, gross margin, total operating expenses, and earnings from operations. The CODM utilizes this monthly profit and loss reporting package to analyze segment performance and appropriately allocate resources.

Pursuant to ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures", the significant segment information is summarized as follows:

	For the Year Ended December 31, 2024
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$600,258		$214,710		$132,749		$5,967		$953,684
Cost of sales	378,411	(1)	171,409	(1)	59,449	(1)	8,209	(1)	617,478
Gross margin	221,847		43,301		73,300		(2,242)		336,206
Operating expenses	85,890	(2)	29,288	(3)	33,394	(4)	4,725	(5)	153,297
Earnings from operations	135,957		14,013		39,906		(6,967)		182,909
Other expenses:
Interest expense, net									16,528
Other income									(72)
									16,456
Earnings before income tax expense									166,453
Income tax expense									37,978
Net earnings									$128,475

(1) Cost of sales are primarily comprised of raw materials consumed in the manufacture of product, as well as manufacturing labor, maintenance labor, depreciation expense, and overhead expense necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight costs, outbound freight costs for shipping products to customers, warehousing costs, quality control and obsolescence expense.

(2) Operating expenses within HNH are primarily comprised of compensation-related costs, professional services, including advertising and marketing costs, and amortization expense in connection with certain acquired intangible assets.

(3) Operating expenses within ANH are primarily comprised of compensation-related costs and professional services, including advertising and marketing costs.

(4) Operating expenses within SP are primarily comprised of compensation-related costs, professional services, and amortization expense in connection with certain acquired intangible assets.

(5) Operating expenses within Other and Unallocated are primarily comprised of transaction and integration costs.

	For the Year Ended December 31, 2023
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$550,751		$238,326		$125,965		$7,397		$922,439
Cost of sales	366,539	(6)	183,827	(6)	62,183	(6)	7,834	(6)	620,383
Gross margin	184,212		54,499		63,782		(437)		302,056
Operating expenses	81,793	(7)	26,923	(8)	29,203	(9)	4,944	(10)	142,863
Earnings from operations	102,419		27,576		34,579		(5,381)		159,193
Other expenses:
Interest expense, net									22,613
Other income									(681)
									21,932
Earnings before income tax expense									137,261
Income tax expense									28,718
Net earnings									$108,543

(6) Cost of sales are primarily comprised of raw materials consumed in the manufacture of product, as well as manufacturing labor, maintenance labor, depreciation expense, and overhead expense necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight costs, outbound freight costs for shipping products to customers, warehousing costs, quality control and obsolescence expense.

(7 Operating expenses within HNH are primarily comprised of compensation-related costs, professional services, including advertising and marketing costs, and amortization expense in connection with certain acquired intangible assets. These expenses were partially offset by favorable adjustments to transaction costs.

(8) Operating expenses within ANH are primarily comprised of compensation-related costs and professional services, including advertising and marketing costs. These expenses were partially offset by favorable adjustments to transaction costs.

(9) Operating expenses within SP are primarily comprised of compensation-related costs, professional services, and amortization expense in connection with certain acquired intangible assets.

(10) Operating expenses within Other and Unallocated are primarily comprised of transaction and integration costs and unallocated amortization expense related to an intangible asset in connection with a company-wide ERP system implementation.

	For the Year Ended December 31, 2022
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$527,131		$262,297		$131,438		$21,492		$942,358
Cost of sales	373,063	(11)	200,252	(11)	70,343	(11)	18,249	(11)	661,907
Gross margin	154,068		62,045		61,095		3,243		280,451
Operating expenses	71,943	(12)	25,989	(13)	28,306	(14)	9,027	(15)	135,265
Earnings from operations	82,125		36,056		32,789		(5,784)		145,186
Other expenses:
Interest expense, net									10,268
Other expense									1,169
									11,437
Earnings before income tax expense									133,749
Income tax expense									28,382
Net earnings									$105,367

(11) Cost of sales are primarily comprised of raw materials consumed in the manufacture of product, as well as manufacturing labor, maintenance labor, depreciation expense, and overhead expense necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight costs, outbound freight costs for shipping products to customers, warehousing costs, quality control and obsolescence expense.

(12) Operating expenses within HNH are primarily comprised of compensation-related costs, professional services, including advertising and marketing costs, and amortization expense in connection with certain acquired intangible assets.

(13) Operating expenses within ANH are primarily comprised of compensation-related costs and professional services, including advertising and marketing costs.

(14) Operating expenses within SP are primarily comprised of compensation-related costs, professional services, and amortization expense in connection with certain acquired intangible assets.

(15) Operating expenses within Other and Unallocated are primarily comprised of transaction and integration costs, unallocated legal fees, and unallocated amortization expense related to an intangible asset in connection with a company-wide ERP system implementation.

Business Segment Assets

	2024	2023
HNH	$1,185,962	$1,180,527
ANH	161,243	166,994
SP	161,283	168,307
Other and Unallocated (16)	66,883	81,383
Total	$1,575,371	$1,597,211
(16) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.
Depreciation/Amortization

	2024	2023	2022
HNH	$31,668	$38,568	$33,728
ANH	8,233	7,876	6,685
SP	7,044	7,278	7,507
Other and Unallocated	1,028	1,213	3,928
Total	$47,973	$54,935	$51,848

Capital Expenditures

	2024	2023	2022
HNH	$17,570	$26,415	$33,668
ANH	13,201	6,993	10,809
SP	4,050	3,535	4,004
Other and Unallocated	327	331	605
Total	$35,148	$37,274	$49,086

NOTE 12 - REVENUE
Revenue Recognition

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to realize in exchange for those goods.

The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	2024	2023	2022
Product Sales Revenue	$951,947	$919,951	$939,166
Royalty Revenue	1,737	2,488	3,192
Total Revenue	$953,684	$922,439	$942,358

The following table presents revenues disaggregated by geography, based on customers' delivery addresses:

	2024	2023	2022
United States	$723,300	$689,601	$682,238
Foreign Countries	230,384	232,838	260,120
Total	$953,684	$922,439	$942,358

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

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:

	2024	2023	2022
Income taxes	$42,643	$35,725	$33,016
Interest	$17,697	$25,933	$11,879
Non-cash financing and investing activities:

	2024	2023	2022
Dividends payable	$28,510	$25,717	$23,129
Contingent consideration liability	$—	$—	$11,872

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income (loss) were as follows:

	Years Ended December 31,
	2024	2023	2022
Net foreign currency translation adjustment	$(32,590)	$16,809	$(4,799)

Net change of cash flow hedge (see Note 20 for further information)
Unrealized (loss) gain on cash flow hedge	—	(1,406)	3,564
Tax	—	341	(868)
Net of tax	—	(1,065)	2,696

Net change in postretirement benefit plan (see Note 15 for further information)
Prior service loss (gain) arising during the period	206	132	(41)
Amortization of prior service credit	—	—	9
Amortization of (gain) loss	(10)	8	(2)
Total before tax	196	140	(34)
Tax	(44)	(39)	(24)
Net of tax	152	101	(58)

Total other comprehensive (loss) income	$(32,438)	$15,845	$(2,161)
Included in "Net foreign currency translation adjustment" was a loss of $1,455 related to a net investment hedge, net of tax benefits of $471 for the year ended December 31, 2023, and a gain of $3,851 related to a net investment hedge, net of tax expenses of $1,236, for the year ended December 31, 2022. There were no such gains or losses for the year ended December 31, 2024. The Company settled its derivative instruments on their maturity date of June 27, 2023. See Note 20, Derivative Instruments and Hedging Activities.

Accumulated other comprehensive loss at December 31, 2024 and 2023 consisted of the following:

	Foreign currency translation adjustment	Cash flow hedge	Postretirement benefit plan	Total
Balance December 31, 2023	$8,408	$—	$283	$8,691
Other comprehensive (loss) income	(32,590)	—	152	(32,438)
Balance December 31, 2024	$(24,182)	$—	$435	$(23,747)

NOTE 15 - EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsors one 401(k) savings plan for eligible employees, which allows participants to make pretax or after tax contributions and the Company matches certain percentages of those contributions. The plan also has a discretionary profit sharing portion and matches 401(k) contributions with shares of the Company’s Common Stock. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. On June 21, 2022, the Company completed the acquisition of Kappa, which sponsors one defined contribution plan for its employees. In addition, on August 30, 2022, the Company completed the acquisition of Bergstrom, which sponsored one defined contribution plan for its employees. The Bergstrom plan merged into the Company sponsored 401(k) savings plan on January 1, 2023. The Company provided for matching 401(k) savings plan contributions of $4,644, $4,381, and $4,363 in 2024, 2023 and 2022, respectively. There were no profit sharing contributions in 2024. Profit sharing contributions in 2023 and 2022 were not material.

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
The actuarial recorded liabilities for such unfunded postretirement benefits are as follows:
Change in benefit obligation:

	2024	2023
Benefit obligation at beginning of year	$1,395	$1,465
Service cost with interest to end of year	113	108
Interest cost	55	62
Participant contributions	20	23
Benefits paid	(32)	(30)
Actuarial gain	(29)	(233)
Benefit obligation at end of year	$1,522	$1,395
Change in plan assets:

	2024	2023
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	12	7
Participant contributions	20	23
Benefits paid	(32)	(30)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in consolidated balance sheet:

	2024	2023
Accumulated postretirement benefit obligation	$(1,522)	$(1,395)
Fair value of plan assets	—	—
Funded status	(1,522)	(1,395)
Unrecognized prior service cost	—	9
Unrecognized net loss (gain)	8	(2)
Net amount recognized in consolidated balance sheet (after ASC 715) (included in "Other long-term obligations")	$(1,522)	$(1,395)
Accrued postretirement benefit cost (included in "Other long-term obligations")	N/A	N/A
Components of net periodic benefit cost:

	2024	2023	2022
Service cost with interest to end of year	$113	$108	$79
Interest cost	55	62	26
Amortization of prior service cost	—	—	9
Amortization of (gain) loss	(10)	8	(2)
Total net periodic benefit cost	$158	$178	$112

Estimated future employer contributions and benefit payments are as follows:

Year
2025	$121
2026	106
2027	88
2028	95
2029	113
Years 2030-2034	741
Assumptions to determine benefit obligations:

	2024	2023
Discount rate	4.85%	4.15%
Assumptions to determine net cost:

	2024	2023	2022
Discount rate	4.15%	4.40%	2.10%
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
The Company’s participation in this plan for the annual period ended December 31, 2024 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN). The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone or critical and declining zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. Finally, the period-to-period comparability of the contributions for 2024 and 2023 was affected by a 4.0% increase in the 2024 contribution rate. There have been no other significant changes that affect the comparability of 2024 and 2023 contributions. The Company does not represent more than 5% of the contributions to this pension fund.

Pension Fund	EIN/Pension Plan Number	Pension Plan Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of Balchem Corporation			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2024	2023		2024	2023	2022
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical as of 1/1/24	Critical as of 1/1/23	Implemented	$1,073	$1,020	$939	No	7/12/2025

The Company provides an unfunded defined benefit pension plan for employees working in Belgium. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees.

The actuarial recorded liabilities for such unfunded defined benefit pension plan are as follows:
Change in benefit obligation:

	2024	2023
Benefit obligation at beginning of year	$1,660	$1,589
Service cost with interest to end of year	72	65
Interest cost	54	65
Benefits paid	(42)	(188)
Actuarial loss	488	80
Exchange rate changes	(98)	49
Benefit obligation at end of year	$2,134	$1,660
Change in plan assets:

	2024	2023
Fair value of plan assets at beginning of year	$1,240	$1,196
Actual return on plan assets	216	56
Employer contributions	181	138
Benefits paid	(42)	(188)
Exchange rate changes	(74)	38
Fair value of plan assets at end of year	$1,521	$1,240

Amounts recognized in consolidated balance sheet:

	2024	2023
Benefit obligation	$(2,134)	$(1,660)
Fair value of plan assets	1,521	1,240
Funded status	(613)	(420)
Unrecognized prior service cost	N/A	N/A
Unrecognized net (gain)/loss	N/A	N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)	$(613)	$(420)
Accrued postretirement benefit cost (included in other long-term obligations)	N/A	N/A
Components of net periodic benefit cost:

	2024	2023	2022
Service cost with interest to end of year	$72	$65	$44
Interest cost	54	65	17
Expected return on plan assets	(40)	(42)	(37)
Total net periodic benefit cost	$86	$88	$24

Estimated future benefit payments are as follows:

Year
2025	$1
2026	1
2027	1
2028	1
2029	1
Years 2030-2034	1,353
Assumptions to determine benefit obligations:

	2024	2023
Discount rate	3.35%	3.45%

Assumptions to determine net cost:

	2024	2023	2022
Discount rate	3.45%	4.00%	1.00%
Expected return on assets	3.25%	3.25%	3.25%
Deferred Compensation Plan

The Company maintains an unfunded, non-qualified deferred compensation plan for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $11,470 as of December 31, 2024, of which $11,449 was included in "Other long-term obligations" and $21 was included in "Accrued compensation and other benefits" on the Company's consolidated balance sheets. The deferred compensation liability was $10,188 as of December 31, 2023 and was included in "Other long-term obligations" on the Company’s consolidated balance sheets. The related assets of the irrevocable trust funds (also known as "rabbi trust funds") were $11,465 and $10,188 as of December 31, 2024 and 2023, respectively, and were included in "Other non-current assets" on the Company's consolidated balance sheets.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
The Company is obligated to make rental payments under non-cancelable operating and finance leases. Aggregate future minimum rental payments required under these leases at December 31, 2024 are disclosed in Note 19, Leases.
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
Separately, in June 2022, the EPA conducted an inspection of BCP’s Verona, Missouri facility (“2022 EPA Inspection”) which was followed by BCP entering into an Administrative Order for Compliance on Consent (“AOC”) with the EPA in relation to its risk management program at the Verona facility. Further, in January 2023, BCP entered into an Amended AOC with the EPA whereby the parties agreed to the extension of certain timelines. BCP timely completed all requirements under the Amended AOC. In November 2023, BCP received a notice from the Environment and Natural Resources Division of the U.S Department of Justice (“DOJ”) primarily related to the 2022 EPA Inspection, which extended the opportunity to discuss alleged violations of Sections 112(r)(7) of the Clean Air Act and regulations in 40 C.F.R. Part 68, commonly known as the Risk Management Plan Rule (“RMP Rule”). BCP participated in such discussions during 2024, and in December 2024, BCP reached a settlement with the EPA and DOJ to resolve these alleged violations. Pursuant to the settlement, which was entered into on January 31, 2025, BCP agreed to: (a) pay a $300 civil penalty; (b) invest in a new scrubber system; and (c) spend $350 to implement projects benefiting the surrounding community, such as emergency equipment for the local fire department and two vehicles to be used as mobile health clinics. The amount associated with this settlement was consistent with the amount previously accrued as a loss contingency.
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

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2024 and 2023 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio. The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents at December 31, 2024 and 2023 included $1,040 and $959 in money market funds and other interest-bearing deposit accounts, respectively.
Non-current assets at December 31, 2024 and 2023 included $11,465 and $10,188, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

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
Payments for the services the Company provided amounted to $4,425, $4,363, and $4,213, respectively, for the years ended December 31, 2024, 2023, and 2022. The raw materials purchased and subsequently sold amounted to $29,795, $34,219, and $39,853, respectively, for the years ended December 31, 2024, 2023, and 2022. These services and raw materials are primarily recorded in cost of goods sold, net of the finished goods received from St. Gabriel CC Company, LLC of $22,940, $28,099, and $29,062, respectively, for the years ended December 31, 2024, 2023, and 2022. At December 31, 2024 and 2023, the Company had receivables of $3,893 and $8,314, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. At December 31, 2024 and 2023, the Company had payables of $2,831 and $6,050, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. In addition, the Company had payables in the amount of $296 and $329, respectively, related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of December 31, 2024 and 2023.

NOTE 19 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. As a result of electing the practical expedient within ASU 2016-02, variable lease payments are combined and recognized on the balance sheet in the event that those charges and any related increases are explicitly stated in the lease. Such payments include common area maintenance charges, property taxes, and insurance charges and are recorded in the right of use asset and corresponding liability when the payments are stated in the lease with (a) fixed or in-substance fixed amounts, or (b) a variable payment based on an index or rate. Due to the acquisitive nature of the Company and the potential for synergies upon integration of acquired entities, the Company determined that the reasonably certain criterion could not be met for any renewal periods beginning two years from December 31, 2024. In addition, the Company has historically not been exercising purchase options under the equipment leases as it does not make economic sense to buy the equipment. Instead, the Company has historically replaced the equipment with new leases. Therefore, the Company determined that the reasonably certain criterion could not be met as it relates to purchase options. The Company has no residual value guarantees in lease transactions.

The Company did not identify any embedded leases. As indicated above, the Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the company applied the following discount rates for new leases entered into during 2024: (1) 1-2 years, 6.76%-6.25% (2) 3-4 years, 7.35%-6.84% (3) 5-9 years, 7.69%-7.18% and (4) 10+ years, 8.41%-7.90%.

Right of use assets and lease liabilities at December 31, 2024 and 2023 are summarized as follows:

Right of use assets	2024	2023
Operating leases	$15,320	$17,763
Finance lease	1,730	2,101
Total	$17,050	$19,864

Lease liabilities - current	2024	2023
Operating leases	$3,134	$3,949
Finance lease	194	272
Total	$3,328	$4,221

Lease liabilities - non-current	2024	2023
Operating leases	$12,967	$14,601
Finance lease	1,749	1,943
Total	$14,716	$16,544

For the years ended December 31, 2024, 2023, and 2022, the Company's total lease costs were as follows, which included both amounts recognized in profits or losses during the period and amounts capitalized on the balance sheet, and the cash flows arising from lease transactions:

	Year ended December 31,
	2024	2023	2022
Lease Cost
Operating lease cost	$5,456	$5,307	$4,478

Finance Lease cost
Amortization of ROU asset	232	242	210
Interest on lease liabilities	105	115	125
Total finance lease	337	357	335

Total lease cost	$5,793	$5,664	$4,813

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,454	$4,757	$4,269
Operating cash flows from finance leases	105	115	125
Financing cash flows from finance leases	216	222	177
	$5,775	$5,094	$4,571

ROU assets obtained in exchange for new operating lease liabilities, net of ROU asset disposals	$1,669	$6,365	$11,488

Weighted-average remaining lease term - operating leases	9.03 years	9.33 years	5.63 years
Weighted-average remaining lease term - finance leases	8.37 years	9.07 years	9.95 years

Weighted-average discount rate - operating leases	7.6%	7.4%	2.7%
Weighted-average discount rate - finance leases	5.1%	5.0%	5.0%

Rent expense charged to operations under operating lease agreements for 2024, 2023, and 2022 aggregated approximately $5,456, $5,307, and $4,478, respectively.
Aggregate future minimum rental payments required under non-cancelable operating and finance leases at December 31, 2024 are as follows:

Year
2025	$5,008
2026	4,399
2027	3,155
2028	2,393
2029	1,937
Thereafter	5,819
Total minimum lease payments	$22,711

NOTE 20 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023, which was designated as cash flow hedge. The net interest income related to the interest rate swap contract was $1,518 and $400 for the years ended December 31, 2023 and 2022, respectively. There was no such income or expense during the year ended December 31, 2024 as the interest rate swap was settled on its maturity date of June 27, 2023. The net interest income and expense were recorded in the consolidated statements of earnings under "Interest expense, net."
On May 28, 2019, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas, which was designated as net investment hedge. The derivative had a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $1,119 and $2,250 for the years ended December 31, 2023 and 2022, respectively. There was no such income or expense during the year ended December 31, 2024 as the cross-currency swap was settled on its maturity date of June 27, 2023. The interest income was recorded in the consolidated statements of earnings under "Interest expense, net."

The Company settled its derivative instruments on their maturity date of June 27, 2023 and had no other derivatives outstanding as of December 31, 2024. The proceeds from the settlement of the cross-currency swap in the amount of $2,740 were classified as investing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2023.

There were no gains and losses on hedging instruments recognized in accumulated other comprehensive income (loss) for the year ended December 31, 2024 as the derivative instruments settled on their maturity date of June 27, 2023. Gains and losses on our hedging instruments for the years ended December 31, 2023, and 2022 were recognized in accumulated other comprehensive income (loss) and categorized as follows:

	Location within Statements of Comprehensive Income
		2023	2022
Cash flow hedge (interest rate swap), net of tax	Unrealized (loss) gain on cash flow hedge, net	$(1,065)	$2,696
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	(1,455)	3,851
		$(2,520)	$6,547

In connection with the Kappa acquisition (see Note 2, Significant Acquisitions), the Company entered into four short-term foreign currency exchange forward contracts to manage fluctuations in foreign currency exchange rates. The Company did not designate these contracts as hedged transactions under the applicable sections of ASC Topic 815, "Derivatives and Hedging". For the year ended December 31, 2022, the net gains on these forward contracts of $512 were recorded in other income or loss in the consolidated statements of earnings. As of December 31, 2024 and 2023, the Company did not maintain any open foreign currency exchange forward contracts as all four contracts expired during 2022.

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share data)

	2024				2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$239,659	$234,081	$239,940	$240,004	$232,540	$231,252	$229,948	$228,699
Gross margin	81,514	82,994	85,361	86,337	73,170	77,349	76,544	74,993
Earnings before income taxes	36,850	41,226	43,893	44,484	29,119	38,400	36,475	33,267
Net earnings	28,986	32,069	33,837	33,583	22,710	30,110	29,075	26,648
Basic net earnings per common share	$0.90	$0.99	$1.05	$1.05	$0.71	$0.94	$0.91	$0.83
Diluted net earnings per common share	$0.89	$0.98	$1.03	$1.03	$0.70	$0.93	$0.90	$0.82

BALCHEM CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	Allowance for Credit Losses	Inventory Reserve
Balance - December 31, 2021	$928	$1,425
Additions charged to costs and expenses	401	6,786
Adjustments/deductions (a)	(103)	(5,571)

Balance - December 31, 2022	1,226	2,640
Additions charged to costs and expenses	37	2,450
Adjustments/deductions (a)	(355)	(2,627)

Balance - December 31, 2023	908	2,463
Additions charged to costs and expenses	299	4,123
Adjustments/deductions (a)	(298)	(2,379)

Balance - December 31, 2024	$909	$4,207

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
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
As of December 31, 2024, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework (New Framework) to conduct an assessment of the effectiveness of our internal control over financial reporting. Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2024.
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

Item 9B.    Other Information
No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the fiscal quarter ended December 31, 2024.

PART III
Item 10.    Directors, Executive Officers of the Registrant, and Corporate Governance.

We have adopted an Insider Trading Policy and related procedures governing the purchase, sale and other disposition of our securities by directors, officers, and employees, as well as the Company itself, that is designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

The information regarding our executive officers is included in Part I of this report under the heading “Information about our Executive Officers.”

The other information required by this item is incorporated by reference to the information contained under the headings “Proposal 1. Election of Directors”, “Delinquent Section 16(a) Reports,” and “Corporate Governance” in our Proxy Statement for the 2025 Annual Meeting of Shareholders which will be filed no later than 120 days after December 31, 2024 (the “2025 Proxy Statement”).

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference to the information contained under the headings “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our 2025 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and of Management” and Equity Compensation Plan Information” in our 2025 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the information contained under the headings “Related Party Transactions” and “Director Independence” in our 2025 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information contained under the heading “Information Relating to Proposal 2. Ratification of Appointment of Independent Registered Public Accounting Firm” of our 2025 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Page Number

	Report of Independent Registered Public Accounting Firm	30

	Consolidated Balance Sheets as of December 31, 2024 and 2023	32

	Consolidated Statements of Earnings for the years ended December 31, 2024, 2023 and 2022	33

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	34

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022	35

	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	36

	Notes to Consolidated Financial Statements	37

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022	70

3.	Exhibits

2.1
Share Purchase Agreement between Kechu MidCo AS as the Seller and Balchem Corporation and Balchem B.V. as the Buyers regarding the sale and purchase of the shares in Kechu BidCo AS (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on June 15, 2022).

3.1	Balchem Corporation Composite Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2006).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 25, 2008).

3.3	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 28, 2011).

3.4	By-laws of the Company, as amended and restated as of December 5, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 7, 2022).

3.5	Balchem Corporation Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 20, 2024).

4.1	Description of Securities (filed herewith).

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

10.6	Amended and Restated Balchem Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 26, 2023).*

10.7	Form of Agreement, Balchem Corporation Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on February 16, 2024).*

10.8	Form of Agreement, Balchem Corporation Performance Share Unit Grant Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 16, 2024).*

10.9	Form of Agreement, Balchem Corporation Stock Option Grant Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on February 16, 2024).*

10.10	Balchem Corporation Officer Retiree Program (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on form 10-K filed on February 16, 2024).*

10.11	Balchem Corporation Director Retiree Program (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 24, 2023).*

10.12
Employment Agreement, dated as of April 22, 2015, between the Company and Theodore L. Harris (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2015).*

10.13	Offer Letter dated January 10, 2019 between the Company and C. Martin Bengtsson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 4, 2019).*

10.14	Theodore L. Harris Stock Option Grant Agreement, as amended and restated (filed herewith).*

10.15	Balchem Deferred Compensation Plan (filed herewith).*

19.1	Balchem Corporation Insider Trading Policy (filed herewith).

21.1	Subsidiaries of Registrant (filed herewith).

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).

97.1	Balchem Corporation Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed February 16, 2024).*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2025	BALCHEM CORPORATION
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
Date: February 21, 2025

/s/ C. Martin Bengtsson
C. Martin Bengtsson, Executive Vice President and
Chief Financial Officer
Date: February 21, 2025

/s/ William A. Backus
William A. Backus, Vice President and
Chief Accounting Officer
Date: February 21, 2025

/s/ David B. Fischer
David B. Fischer, Director
Date: February 21, 2025

/s/ Kathleen B. Fish
Kathleen B. Fish, Director
Date: February 21, 2025

/s/ Daniel E. Knutson
Daniel E. Knutson, Director
Date: February 21, 2025

/s/ Olivier Rigaud
Olivier Rigaud, Director
Date: February 21, 2025

/s/ Monica Vicente
Monica Vicente, Director
Date: February 21, 2025

/s/ Matthew D. Wineinger
Matthew D. Wineinger, Director
Date: February 21, 2025