Form 10-Q
period 2025-03-31
BALCHEM CORP
filed 2025-04-24
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2025
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 17, 2025, the registrant had 32,617,301 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	March 31, 2025 (unaudited)	December 31, 2024
Current assets:
Cash and cash equivalents	$49,901	$49,515
Accounts receivable, net of allowances of $838 and $909 at March 31, 2025 and December 31, 2024, respectively	130,447	119,662
Inventories, net	144,926	130,802
Prepaid expenses	8,132	8,054
Other current assets	6,833	5,737
Total current assets	340,239	313,770
Property, plant and equipment, net	283,753	282,154
Goodwill	793,087	780,030
Intangible assets with finite lives, net	165,965	165,050
Right of use assets - operating leases	15,598	15,320
Right of use assets - finance lease	1,678	1,730
Other non-current assets	17,235	17,317
Total assets	$1,617,555	$1,575,371
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$65,975	$54,745
Accrued expenses	44,172	43,750
Accrued compensation and other benefits	11,631	22,886
Dividends payable	126	28,510
Income taxes payable	13,728	4,466
Operating lease liabilities - current	3,726	3,134
Finance lease liabilities - current	197	194
Total current liabilities	139,555	157,685
Revolving loan	190,000	190,000
Deferred income taxes	45,217	43,722
Operating lease liabilities - non-current	12,445	12,967
Finance lease liabilities - non-current	1,698	1,749
Other long-term obligations	19,939	19,335
Total liabilities	408,854	425,458
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,611,544 and 32,527,244 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2,175	2,170
Additional paid-in capital	174,243	173,997
Retained earnings	1,034,546	997,493
Accumulated other comprehensive income	(2,263)	(23,747)
Total stockholders' equity	1,208,701	1,149,913
Total liabilities and stockholders' equity	$1,617,555	$1,575,371

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net sales	$250,519	$239,659

Cost of sales	162,351	158,145

Gross margin	88,168	81,514

Operating expenses:
Selling expenses	16,926	18,227
Research and development expenses	4,662	4,100
General and administrative expenses	15,565	17,511
	37,153	39,838

Earnings from operations	51,015	41,676

Other expenses, net:
Interest expense, net	2,924	5,398
Other expense (income), net	151	(572)
	3,075	4,826

Earnings before income tax expense	47,940	36,850

Income tax expense	10,887	7,864

Net earnings	$37,053	$28,986

Net earnings per common share - basic	$1.14	$0.90

Net earnings per common share - diluted	$1.13	$0.89

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net earnings	$37,053	$28,986

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	21,722	(12,717)
Change in postretirement benefit plans	(238)	154
Other comprehensive income (loss)	21,484	(12,563)

Comprehensive income	$58,537	$16,423

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2025 and 2024
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2024	$1,149,913	$997,493	$(23,747)	32,527,244	$2,170	$173,997
Net earnings	37,053	37,053	—	—	—	—
Other comprehensive gain	21,484	—	21,484	—	—	—
Repurchases of common stock	(5,325)	—	—	(32,869)	(2)	(5,323)
Shares and options issued under stock plans	5,576	—	—	117,169	7	5,569
Balance - March 31, 2025	1,208,701	1,034,546	(2,263)	32,611,544	2,175	174,243

Balance - December 31, 2023	$1,053,984	$897,488	$8,691	32,254,728	$2,152	$145,653
Net earnings	28,986	28,986	—	—	—	—
Other comprehensive loss	(12,563)	—	(12,563)	—	—	—
Repurchases of common stock, including excise tax	(5,254)	—	—	(36,122)	(2)	(5,252)
Shares and options issued under stock plans	13,638	—	—	204,794	13	13,625
Balance - March 31, 2024	1,078,791	926,474	(3,872)	32,423,400	2,163	154,026

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$37,053	$28,986

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,014	13,668
Stock compensation expense	3,810	4,750
Deferred income taxes	(115)	(302)
Provision for doubtful accounts	(79)	223
Unrealized loss (gain) on foreign currency transactions and deferred compensation	24	(726)
Loss (gain) on disposal of assets	65	(144)
Changes in assets and liabilities
Accounts receivable	(10,069)	(15,010)
Inventories	(12,897)	(1,458)
Prepaid expenses and other current assets	(859)	564
Accounts payable and accrued expenses	(737)	(4,584)
Income taxes	9,123	6,929
Other	124	492
Net cash provided by operating activities	36,457	33,388

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(5,559)	(6,910)
Cash paid for acquisitions, net of cash acquired	(323)	—
Proceeds from sale of assets	—	213
Investment in affiliates	(30)	(42)
Net cash used in investing activities	(5,912)	(6,739)

Cash flows from financing activities:
Proceeds from revolving loan	29,000	26,000
Principal payments on revolving loan	(29,000)	(34,000)
Principal payments on finance leases	(49)	(57)
Proceeds from stock options exercised	1,668	8,791
Dividends paid	(28,263)	(25,555)
Repurchases of common stock	(5,325)	(5,202)
Net cash used in financing activities	(31,969)	(30,023)

Effect of exchange rate changes on cash	1,810	(724)

Increase (decrease) in cash and cash equivalents	386	(4,098)

Cash and cash equivalents beginning of period	49,515	64,447
Cash and cash equivalents end of period	$49,901	$60,349

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the December 31, 2024 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated financial statements reflect the operations of Balchem Corporation and its subsidiaries (the "Company" or "Balchem"). All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results expected for the full year or any interim period.

Recent Accounting Pronouncements

Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2024-03, "Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)." The new guidance is intended to enhance transparency and disclosures by requiring public entities to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. The amendment is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment in this update should be applied on a prospective basis, with retrospective application permitted. The Company is in the process of evaluating the impact that the adoption of ASU 2023-09 will have on the consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures." The ASU expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning December 15, 2024. The Company adopted this accounting guidance on December 31, 2024, and applied it retrospectively to all prior periods presented in our consolidated financial statements. Refer to Note 10, Segment Information for the expanded disclosures.

NOTE 2 - STOCKHOLDERS' EQUITY
Stock-Based Compensation
The Company’s results for the three months ended March 31, 2025 and 2024 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the
	Three Months Ended March 31,
	2025	2024
Cost of sales	$438	$400
Operating expenses	3,372	4,350
Net earnings	(2,928)	(3,652)

As allowed by Accounting Standards Codification ("ASC") 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company's omnibus incentive plan ("the Plan") allows for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plan. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2025, the Plan had 685,590 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options, three years for employee restricted stock awards, three years for employee performance share awards, and one to three years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the three months ended March 31, 2025 and 2024 is summarized below:

For the Three Months Ended March 31, 2025	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2024	962	$114.81	$46,346
Granted	51	159.18
Exercised	(18)	90.50
Forfeited	—	—
Canceled	—	—
Outstanding as of March 31, 2025	995	$117.53	$48,212	5.6

Exercisable as of March 31, 2025	688	$105.78	$41,408	4.4

For the Three Months Ended March 31, 2024	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2023	1,078	$104.38	$47,889
Granted	113	143.43
Exercised	(125)	70.40
Forfeited	(1)	134.45
Canceled	—	—
Outstanding as of March 31, 2024	1,065	$112.48	$45,223	6.3

Exercisable as of March 31, 2024	699	$97.89	$39,881	4.9

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The weighted average fair values of the stock options granted under the Plan were calculated using either the Black-Scholes model or the Binomial model, whichever was deemed to be most appropriate. The fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions for the three months ended March 31, 2025 and 2024, respectively: dividend yields of 0.6% and 0.6%; expected volatilities of 26% and 28%; risk-free interest rates of 4.5% and 4.1% and expected lives of 5.2 years and 5.0 years.

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

Other information pertaining to option activity during the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Weighted-average fair value of options granted	$48.86	$44.52
Total intrinsic value of stock options exercised ($000s)	$1,388	$10,377
Non-vested restricted stock activity for the three months ended March 31, 2025 and 2024 is summarized below:

	Three Months Ended March 31,
	2025		2024
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	122	$141.62	116	$133.06
Granted	54	159.11	35	143.43
Vested	(28)	138.21	(32)	119.11
Forfeited	(1)	140.76	(1)	129.93
Non-vested balance as of March 31	147	$148.68	118	$139.95

Non-vested performance share activity for the three months ended March 31, 2025 and 2024 is summarized below:

	Three Months Ended March 31,
	2025		2024
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	79	$150.73	76	$135.25
Granted	50	147.96	47	152.28
Vested	(44)	109.95	(44)	106.57
Forfeited	(4)	150.11	—	—
Non-vested balance as of March 31	81	$160.14	79	$150.73

The Company's performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, or relative total shareholder return ("TSR") where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. For grants made in 2025, the performance metrics are comprised of an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period and modified based on the Company's TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value of the grant at the date of grant. A Monte-Carlo simulation has been used to estimate the fair value. The assumptions used in the fair value determination were risk free interest rates of 4.3% and 4.2%; dividend yields of 0.0% and 0.0%; volatilities of 26% and 25%; and initial TSR's of -8.8% and 10.3%, in each case for the three months ended March 31, 2025 and 2024, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth. Grants may be subject to a mandatory holding period of one year from the vesting date. For PS awards granted in 2024 and 2025, grants are subject to such holding period.

As of March 31, 2025 and 2024, there were $31,427 and $30,380, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2025, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The Company estimates that share-based compensation expense for the year ended December 31, 2025 will be approximately $16,860.
Repurchase of Common Stock
The Company's Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,174,897 shares have been repurchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Company also repurchases (withholds) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options, as applicable, under the Company's omnibus incentive plan. Such repurchases of shares from employees are funded with existing cash on hand. During the three months ended March 31, 2025 and 2024, the Company purchased 32,869 and 36,122 shares, respectively, from employees in connection with the tax settlement of vested shares and/or exercised stock options, as applicable, under the Company's omnibus incentive plan at an average cost of $161.99 and $144.02, respectively.

NOTE 3 – INVENTORIES
Inventories, net of reserves at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$44,671	$45,319
Work in progress	10,538	4,510
Finished goods	89,717	80,973
Total inventories	$144,926	$130,802

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
Land	$11,927	$11,690
Building	110,903	106,954
Equipment	323,519	315,001
Construction in progress	74,137	77,508
	520,486	511,153
Less: accumulated depreciation	236,733	228,999
Property, plant and equipment, net	$283,753	$282,154

In accordance with Topic 360, the Company reviews long-lived assets for impairment whenever events indicate that the carrying amount of the assets may not be fully recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. There were no impairment charges recorded for the three months ended March 31, 2025 and 2024.

NOTE 5 - INTANGIBLE ASSETS
The Company had goodwill in the amount of $793,087 and $780,030 as of March 31, 2025 and December 31, 2024, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is primarily due to foreign currency translation adjustments.
Identifiable intangible assets with finite lives at March 31, 2025 and December 31, 2024 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at March 31, 2025	Accumulated Amortization at March 31, 2025	Gross Carrying Amount at December 31, 2024	Accumulated Amortization at December 31, 2024
Customer relationships & lists	10-20	$359,414	$225,696	$354,051	$221,567
Trademarks & trade names	2-17	51,631	42,274	50,971	41,417
Developed technology	5-12	40,815	21,131	40,074	20,362
Other	2-18	24,934	21,728	25,154	21,854
		$476,794	$310,829	$470,250	$305,200
Amortization of identifiable intangible assets was approximately $4,060 and $6,342 for the three months ended March 31, 2025 and 2024, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $12,192 for the remainder of 2025, $16,148 for 2026, $15,622 for 2027, $15,171 for 2028, $14,769 for 2029 and $14,390 for 2030. At March 31, 2025 and December 31, 2024, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in “Intangible assets with finite lives, net” on the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2025 and 2024.

NOTE 6 - EQUITY METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company receives the majority of the production offtake capacity, which may be adjusted from time to time to the extent the owners agree as such, and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company recognized a loss of $122 and $121 for the three months ended March 31, 2025 and 2024, respectively, relating to its portion of the joint venture's expenses in other expense. The Company made capital contributions to the investment totaling $30 and $42 for the three months ended March 31, 2025 and 2024, respectively. The carrying value of the joint venture at March 31, 2025 and December 31, 2024 was $3,764 and $3,856, respectively, and is recorded in "Other non-current assets" on the condensed consolidated balance sheets.

NOTE 7 – REVOLVING LOAN
On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility, due on July 27, 2027. The 2022 Credit Agreement allows for up to $550,000 of borrowing. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion. As of both March 31, 2025 and December 31, 2024, the total balance outstanding on the 2022 Credit Agreement amounted to $190,000. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.

Amounts outstanding under the 2022 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2022 Credit Agreement, and the interest rate was 5.43% at March 31, 2025. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2022 Credit Agreement and ranges from 0.150% to 0.225% (0.150% at March 31, 2025). The unused portion of the revolving loan amounted to $360,000 at March 31, 2025. The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the 2022 Credit Agreement, which is not materially different than the effective interest method. Capitalized costs net of accumulated amortization were $671 and $743 at March 31, 2025 and December 31, 2024, respectively, and are included in "Other non-current assets" on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $71 for both the three months ended March 31, 2025 and 2024 and are included in "Interest expense, net" in the accompanying condensed consolidated statements of earnings.
The 2022 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At March 31, 2025, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 8– NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended March 31,
	2025	2024
Net Earnings - Basic and Diluted	$37,053	$28,986

Shares (000s)
Weighted Average Common Shares - Basic	32,440	32,251
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	367	376
Weighted Average Common Shares - Diluted	32,807	32,627

Net Earnings Per Share - Basic	$1.14	$0.90
Net Earnings Per Share - Diluted	$1.13	$0.89
The number of anti-dilutive shares were 223,820 and 448,915 for the three months ended March 31, 2025 and 2024, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 9 – INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2025 and 2024, was 22.7% and 21.3%, respectively. The higher effective tax rate for the three months ended March 31, 2025 was primarily due to lower tax benefits from stock-based compensation.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2025, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2020. The Company had approximately $6,786 and $6,720 of unrecognized tax benefits, which are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets, as of March 31, 2025 and December 31, 2024, respectively. The Company includes interest expense or income as well as potential penalties on uncertain tax positions as a component of "Income tax expense" in the condensed consolidated statements of earnings. Total accrued interest and penalties related to uncertain tax positions at March 31, 2025 and December 31, 2024 were approximately $2,418 and $2,352, respectively, and are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets.
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
The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer. The CODM receives a profit and loss reporting package which provides segment information including revenue, cost of goods sold, gross margin, total operating expenses, and earnings from operations. The CODM utilizes this monthly profit and loss reporting package to analyze segment performance and appropriately allocate resources.
Pursuant to ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures", the significant segment information is summarized as follows:

	For the Three Months Ended March 31, 2025
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$158,457		$57,277		$33,275		$1,510		$250,519
Cost of sales	99,383	(1)	44,917	(1)	15,986	(1)	2,065	(1)	162,351
Gross margin	59,074		12,360		17,289		(555)		88,168
Operating expenses	21,100	(2)	7,124	(3)	7,704	(4)	1,225	(5)	37,153
Earnings from operations	37,974		5,236		9,585		(1,780)		51,015
Other expenses:
Interest expense, net									2,924
Other expense									151
									3,075
Earnings before income tax expense									47,940
Income tax expense									10,887
Net earnings									$37,053

(1) Cost of sales are primarily comprised of raw materials consumed in the manufacture of product, as well as manufacturing labor, depreciation expense, and other overhead expenses necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight costs, outbound freight costs for shipping products to customers, warehousing costs, quality control and obsolescence expense.

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

(5) Operating expenses within Other and Unallocated are primarily comprised of transaction and integration costs.

	For the Three Months Ended March 31, 2024
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$152,744		$53,921		$31,613		$1,381		$239,659
Cost of sales	97,382	(6)	44,235	(6)	14,624	(6)	1,904	(6)	158,145
Gross margin	55,362		9,686		16,989		(523)		81,514
Operating expenses	22,105	(7)	7,626	(8)	8,790	(9)	1,317	(10)	39,838
Earnings from operations	33,257		2,060		8,199		(1,840)		41,676
Other expenses:
Interest expense, net									5,398
Other income									(572)
									4,826
Earnings before income tax expense									36,850
Income tax expense									7,864
Net earnings									$28,986

(6) Cost of sales are primarily comprised of raw materials consumed in the manufacture of product, as well as manufacturing labor, depreciation expense, and other overhead expenses necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight costs, outbound freight costs for shipping products to customers, warehousing costs, quality control and obsolescence expense.

(7) Operating expenses within HNH are primarily comprised of compensation-related costs, professional services, including advertising and marketing costs, and amortization expense in connection with certain acquired intangible assets.

(8) Operating expenses within ANH are primarily comprised of compensation-related costs and professional services, including advertising and marketing costs.

(9) Operating expenses within SP are primarily comprised of compensation-related costs, professional services, and amortization expense in connection with certain acquired intangible assets.

(10) Operating expenses within Other and Unallocated are primarily comprised of transaction and integration costs.

Business Segment Assets	March 31, 2025	December 31, 2024
Human Nutrition and Health	$1,213,407	$1,185,962
Animal Nutrition and Health	169,464	161,243
Specialty Products	166,745	161,283
Other and Unallocated (11)	67,939	66,883
Total	$1,617,555	$1,575,371

(11) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

Depreciation/Amortization	Three Months Ended March 31,
	2025	2024
Human Nutrition and Health	$7,303	$9,540
Animal Nutrition and Health	1,761	2,102
Specialty Products	1,726	1,779
Other and Unallocated	224	247
Total	$11,014	$13,668

Capital Expenditures	Three Months Ended March 31,
	2025	2024
Human Nutrition and Health	$2,327	$4,260
Animal Nutrition and Health	2,344	2,021
Specialty Products	722	435
Other and Unallocated	28	70
Total	$5,421	$6,786

NOTE 11 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.
The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31,
	2025	2024
Product Sales Revenue	$250,061	$239,126
Royalty Revenue	458	533
Total Revenue	$250,519	$239,659

The following table presents revenues disaggregated by geography, based on customers' delivery addresses:

	Three Months Ended March 31,
	2025	2024
United States	$185,722	$182,086
Foreign Countries	64,797	57,573
Total Revenue	$250,519	$239,659

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the three months ended March 31, 2025 and 2024 for income taxes and interest is as follows:

	Three Months Ended March 31,
	2025	2024
Income taxes	$1,443	$949
Interest	$3,010	$5,170

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2025	2024
Net foreign currency translation adjustment	$21,722	$(12,717)

Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of gain	(2)	(3)
Prior service (gain) loss arising during the period	(319)	206
Total before tax	(321)	203
Tax	83	(49)
Net of tax	(238)	154

Total other comprehensive income (loss)	$21,484	$(12,563)

Accumulated other comprehensive income (loss) at March 31, 2025 and December 31, 2024 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2024	$(24,182)	$435	$(23,747)
Other comprehensive income (loss)	21,722	(238)	21,484
Balance March 31, 2025	$(2,460)	$197	$(2,263)

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
Net periodic benefit costs for such retirement medical plans were as follows:

	Three Months Ended March 31,
	2025	2024
Service cost	$29	$28
Interest cost	18	14
Amortization of gain	(3)	(3)
Net periodic benefit cost	$44	$39

The amounts recorded for these obligations on the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 are $1,446 and $1,522, respectively, and are included in "Other long-term obligations" on the Company's condensed consolidated balance sheets. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $200 per year.

Defined Benefit Pension Plans
On May 27, 2019, the Company acquired Chemogas Holding NV, a privately held specialty gases company headquartered in Grimbergen, Belgium ("Chemogas"), which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on the Company's condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 were $690 and $613, respectively, and were included in "Other long-term obligations" on the Company's condensed consolidated balance sheets.

Net periodic benefit costs for such benefit pension plans were as follows:

	Three Months Ended March 31,
	2025	2024
Service cost with interest to end of year	$49	$18
Interest cost	19	14
Expected return on plan assets	(14)	(10)
Amortization of loss	1	—
Total net periodic benefit cost	$55	$22

Deferred Compensation Plan
The Company provides an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $11,653 as of March 31, 2025, of which $11,633 was included in "Other long-term obligations" and $20 was included in "Accrued compensation and other benefits" on the Company's condensed consolidated balance sheets. The deferred compensation liability was $11,470 as of December 31, 2024, of which $11,449 was included in "Other long-term obligations" and $21 was included in "Accrued compensation and other benefits" on the Company’s consolidated balance sheets. The related assets of the irrevocable trust funds (also known as "rabbi trust funds") were $11,642 as of March 31, 2025, of which $11,622 was included in "Other non-current assets" and $20 was included in "Other current assets" on the Company's condensed consolidated balance sheet. The rabbi trust funds were $11,465 as of December 31, 2024 and were included in "Other non-current assets" on the Company's consolidated balance sheets.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company is obligated to make rental payments under non-cancelable operating and finance leases. Aggregate future minimum rental payments required under these leases at March 31, 2025 are disclosed in Note 18, Leases.
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
Separately, in June 2022, the EPA conducted an inspection of BCP’s Verona, Missouri facility (“2022 EPA Inspection”) which was followed by BCP entering into an Administrative Order for Compliance on Consent (“AOC”) with the EPA in relation to its risk management program at the Verona facility. Further, in January 2023, BCP entered into an Amended AOC with the EPA whereby the parties agreed to the extension of certain timelines. BCP timely completed all requirements under the Amended AOC. In November 2023, BCP received a notice from the Environment and Natural Resources Division of the U.S Department of Justice (“DOJ”) primarily related to the 2022 EPA Inspection, which extended the opportunity to discuss alleged violations of Sections 112(r)(7) of the Clean Air Act and regulations in 40 C.F.R. Part 68, commonly known as the Risk Management Plan Rule (“RMP Rule”). BCP participated in such discussions during 2024, and in December 2024, BCP reached a settlement with the EPA and DOJ to resolve these alleged violations. Pursuant to the settlement, which was entered into on January 31, 2025, BCP agreed to: (a) pay a $300 civil penalty; (b) complete a new scrubber system project; and (c) spend $350 to implement projects benefiting the surrounding community, such as emergency equipment for the local fire department and two vehicles to be used as mobile health clinics. The amount associated with this settlement was consistent with the amount previously accrued as a loss contingency.

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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2025 and December 31, 2024 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio. The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents included $1,033 and $1,040, in money market funds as of March 31, 2025 and December 31, 2024, respectively, and $11,904 and $0 in certificates of deposit with maturities of three months or less at March 31, 2025 and December 31, 2024, respectively. The certificates of deposit are categorized in level two of the fair value hierarchy as defined by ASC 820, "Fair Value Measurement". Due to the short-term nature of the instrument, the Company has determined the cost approximates fair value.
Non-current assets at March 31, 2025 and December 31, 2024 included $11,622 and $11,465, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

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
Payments for the services the Company provided amounted to $1,127 and $1,092 for the three months ended March 31, 2025 and 2024, respectively. The raw materials purchased and subsequently sold amounted to $9,925 and $6,332 for the three months ended March 31, 2025 and 2024, respectively. These services and raw materials are primarily recorded in cost of goods sold, net of the finished goods received from St. Gabriel CC Company, LLC of $7,918 and $4,971 during the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, the Company had receivables of $3,824 and $3,893, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. At March 31, 2025 and December 31, 2024, the Company had payables of $2,843 and $2,831, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. The Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of both March 31, 2025 and December 31, 2024. In addition, the Company had receivables in the amount of $35 related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in other current assets as of March 31, 2025.

NOTE 18 – LEASES

The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. The Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the condensed consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the Company applied the following discount rates for new leases entered into during the first quarter of 2025: (1) 1-2 years, 5.62% (2) 3-4 years, 6.21% (3) 5-9 years, 6.55% and (4) 10+ years, 7.27%.
Right of use assets and lease liabilities at March 31, 2025 and December 31, 2024 are summarized as follows:

Right of use assets	March 31, 2025	December 31, 2024
Operating leases	$15,598	$15,320
Finance leases	1,678	1,730
Total	$17,276	$17,050

Lease liabilities - current	March 31, 2025	December 31, 2024
Operating leases	$3,726	$3,134
Finance leases	197	194
Total	$3,923	$3,328

Lease liabilities - non-current	March 31, 2025	December 31, 2024
Operating leases	$12,445	$12,967
Finance leases	1,698	1,749
Total	$14,143	$14,716

For the three months ended March 31, 2025 and 2024, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended March 31,
	2025	2024
Lease Cost
Operating lease cost	$1,325	$1,341

Finance lease cost
Amortization of ROU asset	52	60
Interest on lease liabilities	24	27
Total finance lease	76	87

Total lease cost	$1,401	$1,428

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,357	$1,333
Operating cash flows from finance leases	24	27
Financing cash flows from finance leases	49	57
	$1,430	$1,417

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$1,202	$398

Weighted-average remaining lease term - operating leases	8.84 years	9.25 years
Weighted-average remaining lease term - finance leases	8.12 years	8.86 years

Weighted-average discount rate - operating leases	7.6%	7.5%
Weighted-average discount rate - finance leases	5.1%	5.0%
Rent expense charged to operations under operating lease agreements for the three months ended March 31, 2025 and 2024 aggregated to approximately $1,325 and $1,341, respectively.
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at March 31, 2025 are as follows:

Year
April 1, 2025 to December 31, 2025	$3,900
2026	4,642
2027	3,253
2028	2,488
2029	2,014
2030	1,815
Thereafter	4,259
Total minimum lease payments	$22,371

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(All amounts in thousands, except share and per share data)

Forward-Looking Statements
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "forecast," "outlook," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," or the negative thereof or variations thereon or similar expressions generally intended to identify forward-looking statements. Actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2024 and other factors that may be identified elsewhere in this report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Factors that may affect our forward-looking statements include, among other things: (1) our ability to manage risks associated with our sales to customers and manufacturing operations outside the United States, including changes in tariffs, sanctions, trade restrictions and trade relations, political and economic instability and geopolitical tensions; (2) supply chain disruptions due to political unrest, terrorist acts, and national and international conflicts; (3) reliability and sufficiency of our manufacturing facilities; (4) our ability to recruit and retain a highly qualified and motivated workforce; (5) our ability to effectively manage labor relations; (6) the effects of global climate change or other unexpected events, including global health crises, that may disrupt our operations; (7) our ability to manage risks related to our information technology and operational technology systems and cybersecurity; (8) our reliance on third-party vendors for many of the critical elements of our global information and operational technology infrastructure and their failure to provide effective support for such infrastructure; (9) disruption and breaches of our information systems; (10) increased competition and our ability to anticipate evolving trends in the market; (11) global economic conditions, including inflation, recession, changes in tariffs and trade relations; (12) raw material shortages or price increases; (13) currency translation and currency transaction risks; (14) interest rate risks; (15) our ability to successfully consummate and manage acquisitions, joint ventures and divestitures; (16) our ability to effectively manage and implement restructuring initiatives or other organizational changes; (17) changes in our relationships with our vendors, changes in tax or trade policy, interruptions in our operations or supply chain, political or financial instability and geopolitical tensions; (18) adverse publicity or consumer concern regarding the safety or quality of food products containing our products; (19) the outcome of any litigation, governmental investigations or proceedings; (20) product liability claims and recalls; (21) our ability to protect our brand reputation and trademarks; (22) claims of infringement of intellectual property rights by third parties; (23) risks related to corporate social responsibility and reputational matters; (24) improper conduct by any of our employees, agents or business partners; (25) changes to, or changes in interpretations of, current laws and regulations, and loss of governmental permits and approvals; and (26) regulatory requirements for ethylene oxide users that have impacted, and may continue to impact, such users’ ability to use the ethylene oxide process to sterilize medical devices, among other things.

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
Balchem is committed to solving today's challenges to shape a healthier tomorrow by operating responsibly and providing innovative solutions for the health and nutritional needs of the world. Sustainability is at the heart of our company's vision to make the world a healthier place and plays an important role in our strategies and in long-term value creation for our stakeholders. Our framework focuses on the sustainability topics most relevant to our business and stakeholders, and has been fully integrated into our governance structure and everyday operations . We are very proud of our significant progress relating to the Company's corporate social responsibilities and will continue to foster these fundamental principles broadly along our entire value chain, develop new ideas and technologies that help us work smarter, and help build a world that is a better place to live.

As of March 31, 2025, we employed approximately 1,379 full time employees worldwide. We are seeing some improvement in the labor markets and we feel that our team has been successful in attracting and retaining skilled and experienced employees in a competitive landscape. Additionally, we continue to enhance and leverage our existing technology capabilities to further optimize productivity and performance, and explore new solutions to drive efficiencies.
Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three months ended March 31, 2025 and 2024:

Business Segment Net Sales	Three Months Ended March 31,
	2025	2024
Human Nutrition & Health	$158,457	$152,744
Animal Nutrition & Health	57,277	53,921
Specialty Products	33,275	31,613
Other and Unallocated (1)	1,510	1,381
Total	$250,519	$239,659

Business Segment Earnings From Operations	Three Months Ended March 31,
	2025	2024
Human Nutrition & Health	$37,974	$33,257
Animal Nutrition & Health	5,236	2,060
Specialty Products	9,585	8,199
Other and Unallocated (1)	(1,780)	(1,840)
Total	$51,015	$41,676

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of transaction and integration costs of $489 and $440 for the three months ended March 31, 2025 and 2024, respectively.

Results of Operations - Three Months Ended March 31, 2025 and 2024

Net Earnings

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Net sales	$250,519	$239,659	$10,860	4.5%
Gross margin	88,168	81,514	6,654	8.2%
Operating expenses	37,153	39,838	(2,685)	(6.7)%
Earnings from operations	51,015	41,676	9,339	22.4%
Interest and other expenses	3,075	4,826	(1,751)	(36.3)%
Income tax expense	10,887	7,864	3,023	38.4%
Net earnings	$37,053	$28,986	$8,067	27.8%

Net Sales

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Human Nutrition & Health	$158,457	$152,744	$5,713	3.7%
Animal Nutrition & Health	57,277	53,921	3,356	6.2%
Specialty Products	33,275	31,613	1,662	5.3%
Other	1,510	1,381	129	9.3%
Total	$250,519	$239,659	$10,860	4.5%

•The increase in net sales within the Human Nutrition & Health segment for the first quarter of 2025 as compared to the first quarter of 2024 was driven by higher sales within both the food ingredients and solutions businesses and the nutrients business. Total sales for this segment grew 3.7%, with average selling prices contributing 3.6%, volume and mix contributing 0.6%, and the change in foreign currency exchange rates contributing -0.4%.

•The increase in net sales within the Animal Nutrition & Health segment for the first quarter of 2025 compared to the first quarter of 2024 was driven by higher sales in the ruminant species markets, partially offset by lower sales in the monogastric species markets. Total sales for this segment increased by 6.2%, with volume and mix contributing 4.5%, average selling prices contributing 2.3%, and the change in foreign currency exchange rates contributing -0.6%.

•The increase in net sales within the Specialty Products segment for the first quarter of 2025 compared to the first quarter of 2024 was due to higher sales in both the performance gases and plant nutrition businesses. Total sales for this segment increased by 5.3%, with volume and mix contributing 3.9%, average selling prices contributing 2.1%, and the change in foreign currency exchange rates contributing -0.7%.

•Sales relating to Other increased slightly from the prior year primarily due to higher average selling prices, partially offset by lower volumes and mix.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Gross margin	$88,168	$81,514	$6,654	8.2%
% of net sales	35.2%	34.0%
Gross margin dollars increased in the first quarter of 2025 compared to the first quarter of 2024 due to higher sales and a favorable mix.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Operating expenses	$37,153	$39,838	$(2,685)	(6.7)%
% of net sales	14.8%	16.6%
The decrease in operating expenses in the first quarter of 2025 compared to the first quarter of 2024 was primarily due to lower amortization expense of $2,287 and a decrease in compensation-related costs of $1,197, partially offset by higher professional services of $1,237.

Earnings from Operations

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Human Nutrition & Health	$37,974	$33,257	$4,717	14.2%
Animal Nutrition & Health	5,236	2,060	3,176	154.2%
Specialty Products	9,585	8,199	1,386	16.9%
Other and unallocated	(1,780)	(1,840)	60	3.3%
Earnings from operations	$51,015	$41,676	$9,339	22.4%

% of net sales (operating margin)	20.4%	17.4%

•Human Nutrition & Health segment earnings from operations increased $4,717 primarily due to the gross margin contribution of $3,712. The increase in gross margin was primarily due to the aforementioned higher sales and a favorable mix.

•Animal Nutrition & Health segment earnings from operations increased $3,176 primarily due to the gross margin contribution of $2,674. The increase in gross margin was primarily due to the aforementioned higher sales and a favorable mix.

•Specialty Products segment earnings from operations increased $1,386 primarily due to lower operating expenses, driven by a decrease in compensation-related costs, and the aforementioned higher sales.

•The increase in Other and unallocated was primarily driven by a decrease in operating expenses.

Other Expenses (Income)

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Interest expense, net	$2,924	$5,398	$(2,474)	(45.8)%
Other expense (income), net	151	(572)	723	126.4%
	$3,075	$4,826	$(1,751)	(36.3)%

Interest expense for the three months ended March 31, 2025 and 2024 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The decrease in net interest expense is due to lower outstanding borrowings.
Income Tax Expense

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Income tax expense	$10,887	$7,864	$3,023	38.4%
Effective tax rate	22.7%	21.3%
The higher effective tax rate was primarily due to lower tax benefits from stock-based compensation.

Liquidity and Capital Resources
During the three months ended March 31, 2025, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents increased to $49,901 at March 31, 2025 from $49,515 at December 31, 2024. At March 31, 2025, the Company had $44,380 of cash and cash equivalents held by foreign subsidiaries. We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds. Working capital was $200,684 at March 31, 2025 as compared to $156,085 at December 31, 2024, an increase of $44,599. Significant cash payments during the three months ended March 31, 2025 included the payment of the 2024 declared dividend in 2025 of $28,263, capital expenditures and intangible assets acquired of $5,559, and repurchases of common stock of $5,325.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Cash flows provided by operating activities	$36,457	$33,388	$3,069	9.2%
Cash flows used in investing activities	(5,912)	(6,739)	827	12.3%
Cash flows used in financing activities	(31,969)	(30,023)	(1,946)	(6.5)%

Operating Activities
The increase in cash flows from operating activities was primarily driven by the increase in net earnings, partially offset by the decrease of depreciation and amortization and the impact from changes in working capital.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $5,559 and $6,910 for the three months ended March 31, 2025 and 2024, respectively.
Financing Activities
During 2025, we borrowed $29,000 to fund the 2024 dividend and bonus payments and made total loan payments of $29,000, resulting in $360,000 available under the 2022 Credit Agreement (see Note 7, Revolving Loan) as of March 31, 2025.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,174,897 shares have been repurchased. We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We also purchase (withhold) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options, as applicable, under the Company's omnibus incentive plan. Share repurchases are funded with existing cash on hand.
Proceeds from stock options exercised were $1,668 and $8,791 for the three months ended March 31, 2025 and 2024, respectively. Dividend payments were $28,263 and $25,555 for the three months ended March 31, 2025 and 2024, respectively.

Other Matters Impacting Liquidity
As of March 31, 2025 and December 31, 2024, we have a liability of $6,786 and $6,720, respectively, for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, for which we are unable to reasonably estimate the timing of settlement, if any.
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 14, Employee Benefit Plans. The liabilities recorded in "Other long-term obligations" on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 were $1,446 and $1,522, respectively, and the plans are not funded. Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for this obligation on our balance sheets as of March 31, 2025 and December 31, 2024 was $690 and $613, respectively, and was included in "Other long-term obligations" on the condensed consolidated balance sheets.
We provide an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $11,653 as of March 31, 2025, of which $11,633 was included in "Other long-term obligations" and $20 was included in "Accrued compensation and other benefits" on our consolidated balance sheets. The deferred compensation liability was $11,470 as of December 31, 2024, of which $11,449 was included in "Other long-term obligations" and $21 was included in "Accrued compensation and other benefits" on our consolidated balance sheets. The related rabbi trust assets were $11,642 as of March 31, 2025, of which $11,622 was included in "Other non-current assets" and $20 was included in "Other current assets" on the condensed consolidated balance sheets. The rabbi trust assets were $11,465 as of December 31, 2024 and were included in "Other non-current assets" on the condensed consolidated balance sheets.

Significant Accounting Policies

There were no changes to our Significant Accounting Policies, as described in our December 31, 2024 Annual Report on Form 10-K, during the three months ended March 31, 2025.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three months ended March 31, 2025. Refer to Note 17, Related Party Transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in checking accounts, certificates of deposit, and money market investment funds. Additionally, as of March 31, 2025, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate (See Note 7, Revolving Loan). The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2022 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at March 31, 2025, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,900. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
(b) Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Information with respect to certain legal proceedings is included in Note 15, Commitments and Contingencies, to our consolidated financial statements for the quarter ended March 31, 2025 contained in this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
In our opinion, we do not expect pending legal matters to have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors identified in the Company's Annual report on Form 10-K for the year ended December 31, 2024. For a further discussion of our Risk Factors, refer to the "Risk Factors" discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchase activity for the three months ended March 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1-31, 2025	—	$—	—	$103,418,864
February 1-28, 2025	32,369	$161.90	32,369	$95,302,085
March 1-31, 2025	500	$167.48	500	$98,501,855
First Quarter	32,869		32,869

(1) The Company repurchased (withheld) shares from employees solely in connection with the tax settlement of vested shares under the Company's omnibus incentive plan.

(2) Our Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,174,897 shares have been purchased. Other than shares withheld for tax purposes, as described in footnote 1 above, no share repurchases were made under the Company's stock repurchase program during the three months ended March 31, 2025. There is no expiration for this program.

(3) Dollar amounts in this column equal the number of shares remaining available for repurchase under the stock repurchase program as of the last date of the applicable month multiplied by the monthly average price paid per share.

Item 5.     Other Information

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2025.

Item 6.    Exhibits

Exhibit Number	Description
Exhibit 10.1	Balchem Corporation Executive Severance Policy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2025).*
Exhibit 10.2	Form of Agreement, Balchem Corporation Restricted Stock Grant Agreement (filed herewith).*
Exhibit 10.3	Form of Agreement, Balchem Corporation Performance Share Unit Grant Agreement (filed herewith).*
Exhibit 10.4	Form of Agreement, Balchem Corporation Non-Employee Director Restricted Stock Grant Agreement (filed herewith).*
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: April 24, 2025