Form 10-Q
period 2025-06-30
BALCHEM CORP
filed 2025-07-31
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2025
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 24, 2025, the registrant had 32,455,193 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	June 30, 2025 (unaudited)	December 31, 2024
Current assets:
Cash and cash equivalents	$65,427	$49,515
Accounts receivable, net of allowance for credit losses of $837 and $909 at June 30, 2025 and December 31, 2024, respectively	135,982	119,662
Inventories, net	148,150	130,802
Prepaid expenses	9,487	8,054
Other current assets	5,809	5,737
Total current assets	364,855	313,770
Property, plant and equipment, net	290,088	282,154
Goodwill	816,391	780,030
Customer relationships and lists, net	139,347	132,484
Other intangible assets with finite lives, net	32,518	32,566
Right of use assets - operating leases	15,655	15,320
Right of use assets - finance lease	1,626	1,730
Other non-current assets	17,767	17,317
Total assets	$1,678,247	$1,575,371
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$67,864	$54,745
Accrued expenses	47,955	43,750
Accrued compensation and other benefits	17,752	22,886
Dividends payable	124	28,510
Income taxes payable	571	4,466
Operating lease liabilities - current	3,672	3,134
Finance lease liabilities - current	199	194
Total current liabilities	138,137	157,685
Revolving loan	190,000	190,000
Deferred income taxes	47,773	43,722
Operating lease liabilities - non-current	12,158	12,967
Finance lease liabilities - non-current	1,648	1,749
Other long-term obligations	20,618	19,335
Total liabilities	410,334	425,458
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,455,554 and 32,527,244 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,165	2,170
Additional paid-in capital	151,412	173,997
Retained earnings	1,072,824	997,493
Accumulated other comprehensive income (loss)	41,512	(23,747)
Total stockholders' equity	1,267,913	1,149,913
Total liabilities and stockholders' equity	$1,678,247	$1,575,371

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$255,467	$234,081	$505,986	$473,740

Cost of sales	162,354	151,087	324,705	309,232

Gross margin	93,113	82,994	181,281	164,508

Operating expenses:
Selling expenses	19,300	18,014	36,226	36,241
Research and development expenses	4,300	3,854	8,962	7,954
General and administrative expenses	18,071	15,329	33,636	32,840
	41,671	37,197	78,824	77,035

Earnings from operations	51,442	45,797	102,457	87,473

Other expenses, net:
Interest expense, net	2,766	4,240	5,690	9,638
Other (income) expense, net	(335)	331	(184)	(241)
	2,431	4,571	5,506	9,397

Earnings before income tax expense	49,011	41,226	96,951	78,076

Income tax expense	10,733	9,157	21,620	17,021

Net earnings	$38,278	$32,069	$75,331	$61,055

Net earnings per common share - basic	$1.18	$0.99	$2.33	$1.89

Net earnings per common share - diluted	$1.17	$0.98	$2.30	$1.87

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net earnings	$38,278	$32,069	$75,331	$61,055

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	43,776	(3,260)	65,498	(15,977)
Change in postretirement benefit plans	(1)	(2)	(239)	152
Other comprehensive income (loss)	43,775	(3,262)	65,259	(15,825)

Comprehensive income	$82,053	$28,807	$140,590	$45,230

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Six Months Ended June 30, 2025 and 2024
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2024	$1,149,913	$997,493	$(23,747)	32,527,244	$2,170	$173,997
Net earnings	37,053	37,053	—	—	—	—
Other comprehensive income	21,484	—	21,484	—	—	—
Repurchases of common stock	(5,325)	—	—	(32,869)	(2)	(5,323)
Shares and options issued under stock plans	5,576	—	—	117,169	7	5,569
Balance - March 31, 2025	1,208,701	1,034,546	(2,263)	32,611,544	2,175	174,243
Net earnings	38,278	38,278	—	—	—	—
Other comprehensive income	43,775	—	43,775	—	—	—
Repurchases of common stock, including excise tax	(33,348)	—	—	(204,965)	(13)	(33,335)
Shares and options issued under stock plans	10,507	—	—	48,975	3	10,504
Balance - June 30, 2025	$1,267,913	$1,072,824	$41,512	32,455,554	$2,165	$151,412

Balance - December 31, 2023	$1,053,984	$897,488	$8,691	32,254,728	$2,152	$145,653
Net earnings	28,986	28,986	—	—	—	—
Other comprehensive loss	(12,563)	—	(12,563)	—	—	—
Repurchases of common stock, including excise tax	(5,254)	—	—	(36,122)	(2)	(5,252)
Shares and options issued under stock plans	13,638	—	—	204,794	13	13,625
Balance - March 31, 2024	1,078,791	926,474	(3,872)	32,423,400	2,163	154,026
Net earnings	32,069	32,069	—	—	—	—
Other comprehensive loss	(3,262)	—	(3,262)	—	—	—
Repurchases of common stock, including excise tax	(11)	—	—	(72)	—	(11)
Shares and options issued under stock plans	4,777	—	—	11,530	1	4,776
Balance - June 30, 2024	$1,112,364	$958,543	$(7,134)	32,434,858	$2,164	$158,791

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$75,331	$61,055

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,417	26,174
Stock compensation expense	9,648	8,636
Deferred income taxes	(124)	(1,116)
Provision for credit losses	(108)	295
Unrealized gain on foreign currency transactions and deferred compensation	(843)	(507)
(Gain) loss on disposal of assets and asset impairment	(117)	313
Change in fair value of contingent consideration liability	—	(91)
Changes in assets and liabilities
Accounts receivable	(13,262)	1,208
Inventories	(13,074)	(8,345)
Prepaid expenses and other current assets	(618)	(1,160)
Accounts payable and accrued expenses	8,682	(6,875)
Income taxes	(4,410)	(1,441)
Other	187	234
Net cash provided by operating activities	83,709	78,380

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(12,372)	(13,788)
Cash paid for acquisitions, net of cash acquired	(323)	—
Proceeds from sale of assets	267	272
Investment in affiliates	(105)	(80)
Net cash used in investing activities	(12,533)	(13,596)

Cash flows from financing activities:
Proceeds from revolving loan	63,000	26,000
Principal payments on revolving loan	(63,000)	(69,000)
Principal payments on finance leases	(97)	(111)
Proceeds from stock options exercised	6,222	9,682
Dividends paid	(28,265)	(25,568)
Repurchases of common stock	(38,589)	(5,213)
Net cash used in financing activities	(60,729)	(64,210)

Effect of exchange rate changes on cash	5,465	(1,283)

Increase (decrease) in cash and cash equivalents	15,912	(709)

Cash and cash equivalents beginning of period	49,515	64,447
Cash and cash equivalents end of period	$65,427	$63,738

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
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results expected for the full year or any interim period.
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

NOTE 2 - STOCKHOLDERS' EQUITY
Stock-Based Compensation
The Company’s results for the three and six months ended June 30, 2025 and 2024 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the		Increase/(Decrease) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$536	$425	$974	$825
Operating expenses	5,302	3,461	8,674	7,811
Net earnings	(4,577)	(2,974)	(7,506)	(6,627)

As allowed by Accounting Standards Codification ("ASC") 718, the Company has made an estimate of expected forfeitures based on its historical experience and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company's omnibus incentive plan ("the Plan") allows for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plan. No option will be exercisable for longer than ten years after the date of grant. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2025, the Plan had 686,270 shares available for future awards. Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options, three years for employee restricted stock awards, three years for employee performance share awards, and one to three years for non-employee director restricted stock awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans) or other qualifying events.

Option activity for the six months ended June 30, 2025 and 2024 is summarized below:

For the Six Months Ended June 30, 2025	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2024	962	$114.81	$46,346
Granted	51	159.18
Exercised	(68)	91.48
Forfeited	—	—
Canceled	—	—
Outstanding as of June 30, 2025	945	$118.88	$38,084	5.6

Exercisable as of June 30, 2025	638	$106.87	$33,375	4.4

For the Six Months Ended June 30, 2024	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2023	1,078	$104.38	$47,889
Granted	113	143.43
Exercised	(137)	70.75
Forfeited	(2)	137.06
Canceled	—	—
Outstanding as of June 30, 2024	1,052	$112.90	$43,199	6.0

Exercisable as of June 30, 2024	687	$98.31	$38,241	4.7

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The weighted average fair values of the stock options granted under the Plan were calculated using either the Black-Scholes model or the Binomial model, whichever was deemed to be most appropriate. For the six months ended June 30, 2025, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions: dividend yields of 0.6%; expected volatilities of 26%; risk-free interest rates of 4.5%; and expected lives of 5.2 years. For the six months ended June 30, 2024, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions: dividend yields of 0.6%; expected volatilities of 28%; risk-free interest rates of 4.1%; and expected lives of 5.0 years.
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

Other information pertaining to option activity during the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted-average fair value of options granted	$—	$—	$48.86	$44.52
Total intrinsic value of stock options exercised ($000s)	$3,370	$944	$4,759	$11,321
Non-vested restricted stock activity for the six months ended June 30, 2025 and 2024 is summarized below:

	Six Months Ended June 30,
	2025		2024
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	122	$141.62	116	$133.06
Granted	54	159.14	37	143.78
Vested	(30)	137.83	(32)	119.11
Forfeited	(1)	145.96	(2)	132.81
Non-vested balance as of June 30	145	$148.91	119	$140.14

Non-vested performance share activity for the six months ended June 30, 2025 and 2024 is summarized below:

	Six Months Ended June 30,
	2025		2024
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	79	$150.73	76	$135.25
Granted	50	147.96	47	152.28
Vested	(44)	130.29	(44)	106.57
Forfeited	(4)	152.69	—	—
Non-vested balance as of June 30	81	$160.14	79	$150.73

The Company's performance share (“PS”) awards provide the recipients the right to receive a certain number of shares of the Company’s common stock in the future, subject to an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period, or relative total shareholder return ("TSR") where vesting is dependent upon the Company’s TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. For grants made in 2025, the performance metrics are comprised of an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period and modified based on the Company's TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value of the grant at the date of grant. A Monte-Carlo simulation has been used to estimate the fair value. The assumptions used in the fair value determination were risk free interest rates of 4.3% and 4.2%; dividend yields of 0.0% and 0.0%; volatilities of 26% and 25%; and initial TSR's of -8.8% and 10.3%, in each case for the six months ended June 30, 2025 and 2024, respectively. Expense is estimated based on the number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The PS will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth. Grants may be subject to a mandatory holding period of one year from the vesting date. For PS awards granted in 2024 and 2025, grants are subject to such holding period.

As of June 30, 2025 and 2024, there were $26,849 and $26,557, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2025, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years. The Company estimates that share-based compensation expense for the year ended December 31, 2025 will be approximately $18,800.
Repurchase of Common Stock
The Company's Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,379,862 shares have been repurchased. The Company intends to acquire shares from time to time at prevailing market prices if and to the extent it deems it is advisable to do so based on its assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a share repurchase agreement in compliance with Rule 10b-18 or a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Company also repurchases (withholds) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options, as applicable, under the Company's omnibus incentive plan. Such repurchases of shares from employees are funded with existing cash on hand. During the six months ended June 30, 2025, the Company repurchased 237,834 shares from open market purchases and/or withheld shares from employees in connection with the tax settlement of vested shares and/or exercised stock options, as applicable, under the Company's omnibus incentive plan at an average cost of $162.25. During the six months ended June 30, 2024, the Company purchased 36,194 shares from employees in connection with the tax settlement of vested shares and/or exercised stock options, as applicable, under the Company's omnibus incentive plan at an average cost of $144.04.

NOTE 3 – INVENTORIES
Inventories, net of reserves at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$42,966	$45,319
Work in progress	7,947	4,510
Finished goods	97,237	80,973
Total inventories	$148,150	$130,802

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
Land	$12,429	$11,690
Building	112,152	106,954
Equipment	327,597	315,001
Construction in progress	82,341	77,508
	534,519	511,153
Less: accumulated depreciation	244,431	228,999
Property, plant and equipment, net	$290,088	$282,154

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

NOTE 5 - INTANGIBLE ASSETS
The Company had goodwill in the amount of $816,391 and $780,030 as of June 30, 2025 and December 31, 2024, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is primarily due to foreign currency translation adjustments.
Identifiable intangible assets with finite lives at June 30, 2025 and December 31, 2024 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at June 30, 2025	Accumulated Amortization at June 30, 2025	Gross Carrying Amount at December 31, 2024	Accumulated Amortization at December 31, 2024
Customer relationships and lists	10-20	$370,800	$231,453	$354,051	$221,567

Trademarks and trade names	2-17	52,258	42,954	50,971	41,417
Developed technology	5-12	42,390	22,169	40,074	20,362
Other	2-18	25,013	22,020	25,154	21,854
Other intangible assets with finite lives		119,661	87,143	116,199	83,633

Total intangible assets with finite lives		$490,461	$318,596	$470,250	$305,200
Amortization of identifiable intangible assets was approximately $4,261 and $8,321 for the three and six months ended June 30, 2025 respectively, and $5,243 and $11,585 for the three and six months ended June 30, 2024, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $8,324 for the remainder of 2025, $16,572 for 2026, $16,043 for 2027, $15,585 for 2028, $15,178 for 2029 and $14,796 for 2030. At June 30, 2025 and December 31, 2024, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in "Customer relationships and lists, net" and “Other intangible assets with finite lives, net” on the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2025 and 2024.

NOTE 6 - EQUITY METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company receives the majority of the production offtake capacity, which may be adjusted from time to time to the extent the owners agree as such, and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company recognized a loss of $123 and $245 for the three and six months ended June 30, 2025, respectively, and $122 and $243 for the three and six months ended June 30, 2024, respectively, relating to its portion of the joint venture's expenses in other expense. The Company made capital contributions to the investment totaling $75 and $105 for the three and six months ended June 30, 2025, respectively, and $38 and $80 for the three and six months ended June 30, 2024, respectively. The carrying value of the joint venture at June 30, 2025 and December 31, 2024 was $3,716 and $3,856, respectively, and is recorded in "Other non-current assets" on the condensed consolidated balance sheets.

NOTE 7 – REVOLVING LOAN
On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility, due on July 27, 2027. The 2022 Credit Agreement allows for up to $550,000 of borrowing. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion. As of both June 30, 2025 and December 31, 2024, the total balance outstanding on the 2022 Credit Agreement amounted to $190,000. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the 2022 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2022 Credit Agreement, and the interest rate was 5.43% at June 30, 2025. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2022 Credit Agreement and ranges from 0.150% to 0.225% (0.150% at June 30, 2025). The unused portion of the revolving loan amounted to $360,000 at June 30, 2025. The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the 2022 Credit Agreement, which is not materially different than the effective interest method. Capitalized costs net of accumulated amortization were $599 and $743 at June 30, 2025 and December 31, 2024, respectively, and are included in "Other non-current assets" on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $73 and $144 for both the three and six months ended June 30, 2025 and 2024 and are included in "Interest expense, net" in the accompanying condensed consolidated statements of earnings.
The 2022 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At June 30, 2025, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 8– NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Earnings - Basic and Diluted	$38,278	$32,069	$75,331	$61,055

Shares (000s)
Weighted Average Common Shares - Basic	32,354	32,310	32,397	32,280
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	328	339	347	358
Weighted Average Common Shares - Diluted	32,682	32,649	32,744	32,638

Net Earnings Per Share - Basic	$1.18	$0.99	$2.33	$1.89
Net Earnings Per Share - Diluted	$1.17	$0.98	$2.30	$1.87
The number of anti-dilutive shares were 223,890 and 224,070 for the three and six months ended June 30, 2025, respectively, and 339,366 and 357,534 for the three and six months ended June 30, 2024, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 9 – INCOME TAXES
The Company’s effective tax rate for the three months ended June 30, 2025 and 2024, was 21.9% and 22.2%, respectively. The lower effective tax rate for the quarter was primarily due to higher tax benefits from stock-based compensation. The effective tax rate for the six months ended June 30, 2025 and 2024 was 22.3% and 21.8%, respectively. The higher effective tax rate for the six months ended June 30, 2025 was primarily due to lower tax benefits from stock-based compensation and an unfavorable impact from foreign tax rates.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States which includes a broad range of tax provisions. While the Company currently does not anticipate the OBBBA will have a material impact on its estimated annual effective tax rate in 2025, we will continue to assess its impact.
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
The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2025, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2020. The Company had approximately $6,852 and $6,720 of unrecognized tax benefits, which are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets, as of June 30, 2025 and December 31, 2024, respectively. The Company includes interest expense or income as well as potential penalties on uncertain tax positions as a component of "Income tax expense" in the condensed consolidated statements of earnings. Total accrued interest and penalties related to uncertain tax positions at June 30, 2025 and December 31, 2024 were approximately $2,485 and $2,352, respectively, and are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets.
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
Pursuant to ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures", the significant segment information is summarized as follows:

	For the Three Months Ended June 30, 2025
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$160,773		$56,028		$37,185		$1,481		$255,467
Cost of sales	99,467	(1)	44,486	(1)	16,571	(1)	1,830	(1)	162,354
Gross margin	61,306		11,542		20,614		(349)		93,113
Operating expenses	22,964	(2)	8,028	(3)	9,345	(4)	1,334	(5)	41,671
Earnings from operations	38,342		3,514		11,269		(1,683)		51,442
Other expenses:
Interest expense, net									2,766
Other income, net									(335)
									2,431
Earnings before income tax expense									49,011
Income tax expense									10,733
Net earnings									$38,278

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

(5) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

	For the Six Months Ended June 30, 2025
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$319,230		$113,305		$70,460		$2,991		$505,986
Cost of sales	198,850	(6)	89,403	(6)	32,557	(6)	3,895	(6)	324,705
Gross margin	120,380		23,902		37,903		(904)		181,281
Operating expenses	44,064	(7)	15,152	(8)	17,049	(9)	2,559	(10)	78,824
Earnings from operations	76,316		8,750		20,854		(3,463)		102,457
Other expenses:
Interest expense, net									5,690
Other income, net									(184)
									5,506
Earnings before income tax expense									96,951
Income tax expense									21,620
Net earnings									$75,331

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

(10) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

	For the Three Months Ended June 30, 2024
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$147,928		$49,557		$35,094		$1,502		$234,081
Cost of sales	93,215	(11)	39,774	(11)	15,965	(11)	2,133	(11)	151,087
Gross margin	54,713		9,783		19,129		(631)		82,994
Operating expenses	21,346	(12)	7,090	(13)	7,901	(14)	860	(15)	37,197
Earnings from operations	33,367		2,693		11,228		(1,491)		45,797
Other expenses:
Interest expense, net									4,240
Other expense, net									331
									4,571
Earnings before income tax expense									41,226
Income tax expense									9,157
Net earnings									$32,069

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

(15) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

	For the Six Months Ended June 30, 2024
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$300,672		$103,478		$66,707		$2,883		$473,740
Cost of sales	190,597	(16)	84,009	(16)	30,591	(16)	4,035	(16)	309,232
Gross margin	110,075		19,469		36,116		(1,152)		164,508
Operating expenses	43,451	(17)	14,716	(18)	16,689	(19)	2,179	(20)	77,035
Earnings from operations	66,624		4,753		19,427		(3,331)		87,473
Other expenses:
Interest expense, net									9,638
Other income, net									(241)
									9,397
Earnings before income tax expense									78,076
Income tax expense									17,021
Net earnings									$61,055

(16) Cost of sales are primarily comprised of raw materials consumed in the manufacture of product, as well as manufacturing labor, depreciation expense, and other overhead expenses necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight costs, outbound freight costs for shipping products to customers, warehousing costs, quality control and obsolescence expense.

(17) Operating expenses within HNH are primarily comprised of compensation-related costs, professional services, including advertising and marketing costs, and amortization expense in connection with certain acquired intangible assets.

(18) Operating expenses within ANH are primarily comprised of compensation-related costs and professional services, including advertising and marketing costs.

(19) Operating expenses within SP are primarily comprised of compensation-related costs, professional services, and amortization expense in connection with certain acquired intangible assets.

(20) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

Business Segment Assets	June 30, 2025	December 31, 2024
Human Nutrition and Health	$1,246,742	$1,185,962
Animal Nutrition and Health	173,190	161,243
Specialty Products	174,207	161,283
Other and Unallocated (21)	84,108	66,883
Total	$1,678,247	$1,575,371

(21) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

Depreciation/Amortization	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Human Nutrition and Health	$7,544	$8,386	$14,847	$17,926
Animal Nutrition and Health	1,829	2,096	3,590	4,198
Specialty Products	1,796	1,765	3,522	3,544
Other and Unallocated	234	259	458	506
Total	$11,403	$12,506	$22,417	$26,174

Capital Expenditures	Six Months Ended June 30,
	2025	2024
Human Nutrition and Health	$6,026	$7,697
Animal Nutrition and Health	4,424	4,332
Specialty Products	1,685	1,245
Other and Unallocated	107	173
Total	$12,242	$13,447

NOTE 11 – REVENUE
Revenue Recognition
Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to realize in exchange for those goods.
The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product Sales Revenue	$255,041	$233,726	$505,102	$472,852
Royalty Revenue	426	355	884	888
Total Revenue	$255,467	$234,081	$505,986	$473,740

The following table presents revenues disaggregated by geography, based on customers' delivery addresses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$186,706	$177,692	$372,428	$359,778
Foreign Countries	68,761	56,389	133,558	113,962
Total Revenue	$255,467	$234,081	$505,986	$473,740

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the six months ended June 30, 2025 and 2024 for income taxes and interest is as follows:

	Six Months Ended June 30,
	2025	2024
Income taxes	$26,263	$19,140
Interest	$5,903	$10,155

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net foreign currency translation adjustment	$43,776	$(3,260)	$65,498	$(15,977)

Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of gain	(1)	(2)	(3)	(5)
Prior service (gain) loss arising during the period	—	—	(319)	206
Total before tax	(1)	(2)	(322)	201
Tax	—	—	83	(49)
Net of tax	(1)	(2)	(239)	152

Total other comprehensive income (loss)	$43,775	$(3,262)	$65,259	$(15,825)

Accumulated other comprehensive income (loss) at June 30, 2025 and December 31, 2024 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2024	$(24,182)	$435	$(23,747)
Other comprehensive income (loss)	65,498	(239)	65,259
Balance June 30, 2025	$41,316	$196	$41,512

NOTE 14 – EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsors one 401(k) savings plan for eligible employees, which allows participants to make pretax or after tax contributions, and the Company matches certain percentages of those contributions with shares of the Company’s Common Stock. The plan also has a discretionary profit sharing portion. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees.
Postretirement Medical Plans
The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that is under a collective bargaining agreement and covers eligible retired employees of the Verona facility and one for officers of the Company pursuant to the Balchem Corporation Officer Retiree Program.
Net periodic benefit costs for such retirement medical plans were as follows:

	Six Months Ended June 30,
	2025	2024
Service cost	$58	$56
Interest cost	35	28
Amortization of gain	(5)	(5)
Net periodic benefit cost	$88	$79

The amounts recorded for these obligations on the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 are $1,493 and $1,522, respectively, and are included in "Other long-term obligations" on the Company's condensed consolidated balance sheets. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $200 per year.

Defined Benefit Pension Plan
On May 27, 2019, the Company acquired Chemogas Holding NV, a privately held specialty gases company headquartered in Grimbergen, Belgium ("Chemogas"), which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on the Company's condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 were $773 and $613, respectively, and were included in "Other long-term obligations" on the Company's condensed consolidated balance sheets.

Net periodic benefit costs for such benefit pension plan were as follows:

	Six Months Ended June 30,
	2025	2024
Service cost with interest to end of year	$107	$37
Interest cost	40	28
Expected return on plan assets	(29)	(21)
Amortization of loss	2	—
Total net periodic benefit cost	$120	$44

Deferred Compensation Plan
The Company provides an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $12,107 as of June 30, 2025, of which $12,086 was included in "Other long-term obligations" and $21 was included in "Accrued compensation and other benefits" on the Company's condensed consolidated balance sheets. The deferred compensation liability was $11,470 as of December 31, 2024, of which $11,449 was included in "Other long-term obligations" and $21 was included in "Accrued compensation and other benefits" on the Company’s consolidated balance sheets. The related assets of the irrevocable trust funds (also known as "rabbi trust funds") were $12,101 as of June 30, 2025, of which $12,080 was included in "Other non-current assets" and $21 was included in "Other current assets" on the Company's condensed consolidated balance sheet. The rabbi trust funds were $11,465 as of December 31, 2024 and were included in "Other non-current assets" on the Company's consolidated balance sheets.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company is obligated to make rental payments under non-cancelable operating and finance leases. Aggregate future minimum rental payments required under these leases at June 30, 2025 are disclosed in Note 18, Leases.
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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2025 and December 31, 2024 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The carrying value of debt approximates fair value as the interest rate is based on market and the Company’s consolidated leverage ratio. The Company’s financial instruments also include cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. Cash and cash equivalents included $1,432 and $1,040, in money market funds as of June 30, 2025 and December 31, 2024, respectively, and $15,267 and $0 in certificates of deposit with maturities of three months or less at June 30, 2025 and December 31, 2024, respectively. The certificates of deposit are categorized in level two of the fair value hierarchy as defined by ASC 820, "Fair Value Measurement". Due to the short-term nature of the instrument, the Company has determined the cost approximates fair value.
Non-current assets at June 30, 2025 and December 31, 2024 included $12,080 and $11,465, respectively, of rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level one inputs, as defined by ASC 820, “Fair Value Measurement.”

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
Payments for the services the Company provided amounted to $1,212 and $2,339 for the three and six months ended June 30, 2025, respectively, and $1,120 and $2,212 for the three and six months ended June 30, 2024, respectively. The raw materials purchased and subsequently sold amounted to $10,821 and $20,746 for the three and six months ended June 30, 2025, respectively, and $7,301 and $13,633 for the three and six months ended June 30, 2024, respectively. These services and raw materials are primarily recorded in cost of goods sold, net of the finished goods received from St. Gabriel CC Company, LLC of $8,983 and $16,901 during the three and six months ended June 30, 2025, respectively, and $5,713 and 10,684 for the three and six months ended June 30, 2024, respectively. At June 30, 2025 and December 31, 2024, the Company had receivables of $4,577 and $3,893, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. At June 30, 2025 and December 31, 2024, the Company had payables of $3,529 and $2,831, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. The Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of both June 30, 2025 and December 31, 2024.

NOTE 18 – LEASES

The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. The Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the condensed consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the Company applied the following discount rates for new leases entered into during the second quarter of 2025: (1) 1-2 years, 5.61% (2) 3-4 years, 6.20% (3) 5-9 years, 6.54% and (4) 10+ years, 7.26%.
Right of use assets and lease liabilities at June 30, 2025 and December 31, 2024 are summarized as follows:

Right of use assets	June 30, 2025	December 31, 2024
Operating leases	$15,655	$15,320
Finance leases	1,626	1,730
Total	$17,281	$17,050

Lease liabilities - current	June 30, 2025	December 31, 2024
Operating leases	$3,672	$3,134
Finance leases	199	194
Total	$3,871	$3,328

Lease liabilities - non-current	June 30, 2025	December 31, 2024
Operating leases	$12,158	$12,967
Finance leases	1,648	1,749
Total	$13,806	$14,716

For the three and six months ended June 30, 2025 and 2024, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Cost
Operating lease cost	$1,368	$1,351	$2,693	$2,692

Finance lease cost
Amortization of ROU asset	52	60	104	120
Interest on lease liabilities	24	27	48	54
Total finance lease	76	87	152	174

Total lease cost	$1,444	$1,438	$2,845	$2,866

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,385	$1,361	$2,742	$2,694
Operating cash flows from finance leases	24	27	48	54
Financing cash flows from finance leases	48	54	97	111
	$1,457	$1,442	$2,887	$2,859

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$655	$766	$1,857	$1,164

Weighted-average remaining lease term - operating leases	8.76 years	9.17 years	8.76 years	9.17 years
Weighted-average remaining lease term - finance leases	7.86 years	8.65 years	7.86 years	8.65 years

Weighted-average discount rate - operating leases	7.6%	7.5%	7.6%	7.5%
Weighted-average discount rate - finance leases	5.1%	5.0%	5.1%	5.0%
Rent expense charged to operations under operating lease agreements for the three and six months ended June 30, 2025 aggregated to approximately $1,368 and $2,693, respectively, and $1,351 and $2,692 for the three and six months ended June 30, 2024, respectively.
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at June 30, 2025 are as follows:

Year
July 1, 2025 to December 31, 2025	$2,883
2026	5,143
2027	3,704
2028	2,938
2029	2,471
2030	2,023
Thereafter	4,341
Total minimum lease payments	$23,503

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

As of June 30, 2025, we employed approximately 1,364 full time employees worldwide. We are seeing some improvement in the labor markets and we feel that our team has been successful in attracting and retaining skilled and experienced employees in a competitive landscape. Additionally, we continue to enhance and leverage our existing technology capabilities to further optimize productivity and performance, and explore new solutions to drive efficiencies.
Recent Developments
Anti-Dumping Investigation in the European Union
In late June 2025, the European Commission announced that it would impose provisional duties between 95.4% and 120.8% on imports into the European Union of choline chloride originating in the People’s Republic of China, effective July 1, 2025. The investigation was initiated by the European Commission in late October 2024 (following a complaint lodged by Balchem Italia Srl and Taminco BV) and final measures will be determined by the end of 2025.
Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2025 and 2024:

Business Segment Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Human Nutrition & Health	$160,773	$147,928	$319,230	$300,672
Animal Nutrition & Health	56,028	49,557	113,305	103,478
Specialty Products	37,185	35,094	70,460	66,707
Other and Unallocated (1)	1,481	1,502	2,991	2,883
Total	$255,467	$234,081	$505,986	$473,740

Business Segment Earnings From Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Human Nutrition & Health	$38,342	$33,367	$76,316	$66,624
Animal Nutrition & Health	3,514	2,693	8,750	4,753
Specialty Products	11,269	11,228	20,854	19,427
Other and Unallocated (1)	(1,683)	(1,491)	(3,463)	(3,331)
Total	$51,442	$45,797	$102,457	$87,473

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of transaction and integration costs of $405 and $894 for the three and six months ended June 30, 2025, respectively, and $132 and $572 for the three and six months ended June 30, 2024, respectively.

Results of Operations - Three Months Ended June 30, 2025 and 2024

Net Earnings

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Net sales	$255,467	$234,081	$21,386	9.1%
Gross margin	93,113	82,994	10,119	12.2%
Operating expenses	41,671	37,197	4,474	12.0%
Earnings from operations	51,442	45,797	5,645	12.3%
Interest and other expenses	2,431	4,571	(2,140)	(46.8)%
Income tax expense	10,733	9,157	1,576	17.2%
Net earnings	$38,278	$32,069	$6,209	19.4%

Net Sales

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Human Nutrition & Health	$160,773	$147,928	$12,845	8.7%
Animal Nutrition & Health	56,028	49,557	6,471	13.1%
Specialty Products	37,185	35,094	2,091	6.0%
Other	1,481	1,502	(21)	(1.4)%
Total	$255,467	$234,081	$21,386	9.1%

•The increase in net sales within the Human Nutrition & Health segment for the second quarter of 2025 as compared to the second quarter of 2024 was driven by higher sales within both the food ingredients and solutions businesses and the nutrients business. Total sales for this segment grew 8.7%, with volume and mix contributing 8.4%, the change in foreign currency exchange rates contributing 0.5%, and average selling prices contributing -0.2%.

•The increase in net sales within the Animal Nutrition & Health segment for the second quarter of 2025 compared to the second quarter of 2024 was driven by higher sales in both the ruminant and monogastric species markets. Total sales for this segment increased by 13.1%, with volume and mix contributing 7.7%, average selling prices contributing 4.1%, and the change in foreign currency exchange rates contributing 1.2%.

•The increase in net sales within the Specialty Products segment for the second quarter of 2025 compared to the second quarter of 2024 was due to higher sales in both the performance gases and plant nutrition businesses. Total sales for this segment increased by 6.0%, with average selling prices contributing 3.8%, the change in foreign currency exchange rates contributing 1.6%, and volume and mix contributing 0.6%.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Gross margin	$93,113	$82,994	$10,119	12.2%
% of net sales	36.4%	35.5%
Gross margin dollars increased in the second quarter of 2025 compared to the second quarter of 2024 due to higher sales and a favorable mix, partially offset by certain higher manufacturing input costs.

Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Operating expenses	$41,671	$37,197	$4,474	12.0%
% of net sales	16.3%	15.9%
The increase in operating expenses in the second quarter of 2025 compared to the second quarter of 2024 was primarily due to higher compensation-related costs of $4,788 and higher professional services of $1,206, partially offset by lower amortization of $1,016.
Earnings from Operations

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Human Nutrition & Health	$38,342	$33,367	$4,975	14.9%
Animal Nutrition & Health	3,514	2,693	821	30.5%
Specialty Products	11,269	11,228	41	0.4%
Other and unallocated	(1,683)	(1,491)	(192)	(12.9)%
Earnings from operations	$51,442	$45,797	$5,645	12.3%

% of net sales (operating margin)	20.1%	19.6%

•Human Nutrition & Health segment earnings from operations increased $4,975 primarily due to a gross margin contribution of $6,593. The increase in gross margin was primarily due to the aforementioned higher sales and a favorable mix, partially offset by an increase in certain higher manufacturing input costs. The increase in gross margin was partially offset by an increase in operating expenses of $1,618, primarily due to higher compensation-related costs of $2,742 which were partially offset by lower amortization of $1,006.

•Animal Nutrition & Health segment earnings from operations increased $821. Gross margin contribution was $1,759, which was driven by the aforementioned higher sales and a favorable mix, partially offset by an increase in certain higher manufacturing input costs. The increase in gross margin was partially offset by an increase in operating expenses of $938, primarily due to higher compensation-related costs of $735.

•Specialty Products segment earnings from operations increased $41. Gross margin contribution was $1,485 due to the aforementioned higher sales. The increase in gross margin was partially offset by an increase in operating expenses of $1,444, primarily driven by higher compensation-related costs of $1,162.

Other Expenses (Income)

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Interest expense, net	$2,766	$4,240	$(1,474)	(34.8)%
Other (income) expense, net	(335)	331	(666)	(201.2)%
	$2,431	$4,571	$(2,140)	(46.8)%

Interest expense for the three months ended June 30, 2025 and 2024 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The decrease in net interest expense is primarily due to lower outstanding borrowings.
Income Tax Expense

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Income tax expense	$10,733	$9,157	$1,576	17.2%
Effective tax rate	21.9%	22.2%
The lower effective tax rate was primarily due to higher tax benefits from stock-based compensation.

Results of Operations - Six Months Ended June 30, 2025 and 2024

Net Earnings

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Net sales	$505,986	$473,740	$32,246	6.8%
Gross margin	181,281	164,508	16,773	10.2%
Operating expenses	78,824	77,035	1,789	2.3%
Earnings from operations	102,457	87,473	14,984	17.1%
Interest and other expenses	5,506	9,397	(3,891)	(41.4)%
Income tax expense	21,620	17,021	4,599	27.0%
Net earnings	$75,331	$61,055	$14,276	23.4%

Net Sales

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Human Nutrition & Health	$319,230	$300,672	$18,558	6.2%
Animal Nutrition & Health	113,305	103,478	9,827	9.5%
Specialty Products	70,460	66,707	3,753	5.6%
Other	2,991	2,883	108	3.7%
Total	$505,986	$473,740	$32,246	6.8%

•The increase in net sales within the Human Nutrition & Health segment for the six months ended June 30, 2025 as compared to 2024 was driven by higher sales within both the food ingredients and solutions businesses and the nutrients business. Total sales for this segment grew 6.2%, with volume and mix contributing 4.4%, average selling prices contributing 1.7%, and the change in foreign currency exchange rates contributing 0.1%.

•The increase in net sales within the Animal Nutrition & Health segment for the six months ended June 30, 2025 as compared to 2024 was driven by higher sales in both the ruminant and monogastric species markets. Total sales for this segment increased by 9.5%, with volume and mix contributing 6.1%, average selling prices contributing 3.2%, and the change in foreign currency exchange rates contributing 0.3%.

•The increase in net sales within the Specialty Products segment for the six months ended June 30, 2025 as compared to 2024 was due to higher sales in both the performance gases and plant nutrition businesses. Total sales for this segment increased by 5.6%, with average selling prices contributing 3.0%, volume and mix contributing 2.1%, and the change in foreign currency exchange rates contributing 0.5%.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Gross margin	$181,281	$164,508	$16,773	10.2%
% of net sales	35.8%	34.7%
Gross margin dollars increased in the six months ended June 30, 2025 as compared to 2024 due to higher sales and a favorable mix, partially offset by certain higher manufacturing input costs.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Operating expenses	$78,824	$77,035	$1,789	2.3%
% of net sales	15.6%	16.3%
The increase in operating expenses in the six months ended June 30, 2025 as compared to 2024 was primarily due to an increase in compensation-related costs of $3,589 and higher professional services of $2,442, partially offset by lower amortization expense of $3,303 and lower agent and broker commissions of $718.

Earnings from Operations

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Human Nutrition & Health	$76,316	$66,624	$9,692	14.5%
Animal Nutrition & Health	8,750	4,753	3,997	84.1%
Specialty Products	20,854	19,427	1,427	7.3%
Other and unallocated	(3,463)	(3,331)	(132)	(4.0)%
Earnings from operations	$102,457	$87,473	$14,984	17.1%

% of net sales (operating margin)	20.2%	18.5%

•Human Nutrition & Health segment earnings from operations increased $9,692 primarily due to a gross margin contribution of $10,305. The increase in gross margin was primarily due to the aforementioned higher sales and a favorable mix, partially offset by certain higher manufacturing input costs. The increase in gross margin was partially offset by an increase in operating expenses of $613.

•Animal Nutrition & Health segment earnings from operations increased $3,997 primarily due to a gross margin contribution of $4,433, which was driven by the aforementioned higher sales and a favorable mix, partially offset by certain higher manufacturing input costs. The increase in gross margin was partially offset by an increase in operating expenses of $436.

•Specialty Products segment earnings from operations increased $1,427 primarily due to a gross margin contribution of $1,787, which was driven by the aforementioned higher sales. This was partially offset by an increase in operating expenses of $360, mainly due to higher professional services.

Other Expenses (Income)

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Interest expense, net	$5,690	$9,638	$(3,948)	(41.0)%
Other (income) expense, net	(184)	(241)	57	23.7%
	$5,506	$9,397	$(3,891)	(41.4)%

Interest expense for the six months ended June 30, 2025 and 2024 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The decrease in net interest expense is due to lower outstanding borrowings.
Income Tax Expense

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Income tax expense	$21,620	$17,021	$4,599	27.0%
Effective tax rate	22.3%	21.8%
The higher effective tax rate was primarily due to lower tax benefits from stock-based compensation and an unfavorable impact from foreign tax rates.

Liquidity and Capital Resources
During the six months ended June 30, 2025, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents increased to $65,427 at June 30, 2025 from $49,515 at December 31, 2024. At June 30, 2025, the Company had $53,040 of cash and cash equivalents held by foreign subsidiaries. We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds. Working capital was $226,718 at June 30, 2025 as compared to $156,085 at December 31, 2024, an increase of $70,633. Significant cash payments during the six months ended June 30, 2025 included repurchases of common stock of $38,589, the payment of the 2024 declared dividend in 2025 of $28,265, income taxes paid of $26,263, and capital expenditures and intangible assets acquired of $12,372.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024		% Change
Cash flows provided by operating activities	$83,709	$78,380	$5,329	6.8%
Cash flows used in investing activities	(12,533)	(13,596)	1,063	7.8%
Cash flows used in financing activities	(60,729)	(64,210)	3,481	5.4%

Operating Activities
The increase in cash flows from operating activities was primarily driven by the increase in net earnings, partially offset by lower depreciation and amortization and the impact from changes in working capital.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $12,372 and $13,788 for the six months ended June 30, 2025 and 2024, respectively.
Financing Activities
During 2025, we borrowed $63,000 to fund the 2024 dividend, bonus payments and share repurchases. We made total loan payments of $63,000, resulting in $360,000 available under the 2022 Credit Agreement (see Note 7, Revolving Loan) as of June 30, 2025.
We have an approved stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,379,862 shares have been repurchased. We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We also purchase (withhold) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options, as applicable, under the Company's omnibus incentive plan. Share repurchases are funded with existing cash on hand or borrowings against our 2022 credit agreement. Repurchases of common stock were $38,589 and $5,213 for the six months ended June 30, 2025 and 2024, respectively.
Proceeds from stock options exercised were $6,222 and $9,682 for the six months ended June 30, 2025 and 2024, respectively. Dividend payments were $28,265 and $25,568 for the six months ended June 30, 2025 and 2024, respectively.

Other Matters Impacting Liquidity
As of June 30, 2025 and December 31, 2024, we have a liability of $6,852 and $6,720, respectively, for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, for which we are unable to reasonably estimate the timing of settlement, if any.
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 14, Employee Benefit Plans. The liabilities recorded in "Other long-term obligations" on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 were $1,493 and $1,522, respectively, and the plans are not funded. Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for this obligation on our balance sheets as of June 30, 2025 and December 31, 2024 was $773 and $613, respectively, and was included in "Other long-term obligations" on the condensed consolidated balance sheets.
We provide an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $12,107 as of June 30, 2025, of which $12,086 was included in "Other long-term obligations" and $21 was included in "Accrued compensation and other benefits" on our consolidated balance sheets. The deferred compensation liability was $11,470 as of December 31, 2024, of which $11,449 was included in "Other long-term obligations" and $21 was included in "Accrued compensation and other benefits" on our consolidated balance sheets. The related rabbi trust assets were $12,101 as of June 30, 2025, of which $12,080 was included in "Other non-current assets" and $21 was included in "Other current assets" on the condensed consolidated balance sheets. The rabbi trust assets were $11,465 as of December 31, 2024 and were included in "Other non-current assets" on the condensed consolidated balance sheets.

Significant Accounting Policies

There were no changes to our Significant Accounting Policies, as described in our December 31, 2024 Annual Report on Form 10-K, during the six months ended June 30, 2025.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and six months ended June 30, 2025. Refer to Note 17, Related Party Transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in checking accounts, certificates of deposit, and money market investment funds. Additionally, as of June 30, 2025, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate (See Note 7, Revolving Loan). The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2022 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at June 30, 2025, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,900. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
(b) Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Information with respect to certain legal proceedings is included in Note 15, Commitments and Contingencies, to our consolidated financial statements for the quarter ended June 30, 2025 contained in this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchase activity for the six months ended June 30, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1-31, 2025	—	$—	—	$103,418,864
February 1-28, 2025	32,369	$161.90	32,369	$95,302,085
March 1-31, 2025	500	$167.48	500	$98,501,855
First Quarter	32,869		32,869

April 1-30, 2025	49,616	$156.24	49,616	$84,139,744
May 1-31, 2025	155,055	$164.24	155,055	$62,982,137
June 1-30, 2025	294	$158.35	294	$60,675,920
Second Quarter	204,965		204,965

Total	237,834		237,834

(1) The Company repurchased shares from open market purchases and/or withheld shares from employees in connection with the tax settlement of vested shares under the Company's omnibus incentive plan.

(2) Our Board of Directors has approved a stock repurchase program. The total authorization under this program is 3,763,038 shares. Since the inception of the program in June 1999, a total of 3,379,862 shares have been purchased. Other than shares withheld for tax purposes, as described in footnote 1 above, the Company also repurchased shares under the Company's stock repurchase program during the three and six months ended June 30, 2025. There is no expiration for this program.

(3) Dollar amounts in this column equal the number of shares remaining available for repurchase under the stock repurchase program as of the last date of the applicable month multiplied by the monthly average price paid per share.

Item 5.     Other Information

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2025.

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

Date: July 31, 2025