Form 10-K
period 2025-12-31
BALCHEM CORP
filed 2026-02-20
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐ No ☑
The aggregate market value of the common stock, par value $.06-2/3 per share (the “Common Stock”), issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the NASDAQ Stock Market LLC on June 30, 2025 was approximately $5,138,000,000. For purposes of this calculation, shares of the Registrant held by directors and officers of the Registrant and under the Registrant’s 401(k)/profit sharing plan have been excluded.
The number of shares outstanding of Common Stock was 32,025,392 as of February 6, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s proxy statement for its 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated therein.

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
Balchem Corporation (“Balchem,” the “Company,” “we” or “us”), was incorporated in the State of Maryland in 1967. We develop, manufacture, distribute and market specialty performance ingredients and products for the nutritional, food, pharmaceutical, animal health, plant nutrition, sterilization, fumigation, and industrial markets. Our three reportable segments are strategic businesses that offer products and services to different markets: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated".
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
Human Nutrition and Health
The Human Nutrition and Health ("HNH") segment provides human grade choline nutrients and mineral amino acid chelated products for nutrition and health applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The Company's mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products; proprietary technologies have been combined to create an organic molecule in a form the body can readily assimilate. Sales growth for human nutrition applications is reliant on differentiation from lower-cost competitive products through scientific data, intellectual property and customers' appreciation of brand value. Consequently, the Company makes investments in such activities for long-term value differentiation. This segment also manufactures specialty vitamin K2, which plays a crucial role in the human body for bone health, heart health and immunity, and methylsulfonylmethane ("MSM"), which is a widely used nutritional ingredient that helps provide benefits for joint health, sports nutrition, skin and beauty, and healthy aging. This segment also serves the food and beverage industry for beverage, bakery, dairy, confectionary, and savory manufacturers. The Company partners with its customers from ideation through commercialization to bring on-trend beverages, baked goods, confections, dairy and meat products to market. The Company has expertise in trends analysis and product development. With its strong manufacturing capabilities in customized spray dried and emulsified powders, extrusion and agglomeration, blended lipid systems, liquid flavor delivery systems, juice and dairy bases, chocolate systems, ice cream bases and variegates, the Company is a one-stop solutions provider for beverage and dairy product development needs. Additionally, this segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, sports and protein bars, dietary plans, and nutritional supplements. The Company also creates cereal systems for ready-to-eat cereals, grain-based snacks, and cereal based ingredients.
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

Specialty Products
The Company's Specialty Products ("SP") segment re-packages and distributes a number of performance gases and chemicals for various uses by its customers, notably ethylene oxide, propylene oxide, and ammonia. Ethylene oxide is sold as a sterilant gas, primarily for use in the health care industry. It is used to sterilize a wide range of medical devices because of its versatility and effectiveness in treating hard or soft surfaces, composites, metals, tubing and different types of plastics without negatively impacting the performance of the device being sterilized. Contract sterilizers and medical device manufacturers are principal customers for this product. Propylene oxide is marketed and sold as a fumigant to aid in the control of insects and microbiological spoilage, to reduce bacterial and mold contamination in certain shelled and processed nut meats, processed spices, cacao beans, cocoa powder, raisins, figs and prunes, and for various chemical synthesis applications, such as increasing paint durability and manufacturing specialty starches and textile coatings. Ammonia is used primarily as a refrigerant, for heat treatment of metals and various chemical synthesis applications, and is distributed in reusable and recyclable drum and cylinder packaging approved for use in the countries these products are shipped to.
The Company’s performance gases and chemicals are distributed worldwide in specially designed, reusable and recyclable drum and cylinder packaging, to assure compliance with safety, quality and environmental standards as outlined by the applicable regulatory agencies in the countries our products are shipped to. The Company’s inventory of these specially built drums and cylinders, along with its five filling facilities, represents a significant capital investment. The Company also sells single use canisters for use in sterilizing reusable devices typically processed in autoclave units in hospitals.
The Company’s micronutrient agricultural nutrition business sells chelated minerals primarily to producers of high value crops. The Company has a unique and patented two-step approach to solving mineral deficiency in plants to optimize health, yield and shelf life. First, the Company determines optimal mineral balance for plant health. The Company then has a foliar applied Metalosate® product range, utilizing patented amino acid chelate technology. Its products quickly and efficiently deliver mineral nutrients. As a result, the farmer/grower gets healthier crops that are more resistant to disease and pests, larger yields and healthier food for the consumer with extended shelf life for produce being shipped long distances.
Raw Materials
The raw materials utilized by us in the manufacture of our products are sourced from suppliers both domestically and internationally. Such raw materials are derived from petrochemicals, minerals, metals, agricultural goods and other readily available commodities and are subject to price fluctuations due to market conditions. In 2025, supply reliability stabilized, although procuring certain raw materials remained a challenge due to the ongoing geopolitical environment impacting some supply lanes. We experienced inflationary patterns in 2025, including from certain tariffs, in several categories that we source. We continue to put measures in place to ensure a sustainable supply chain capable of supporting current demands and the future growth of our business.
Intellectual Property
We currently hold over 130 patents and over 400 registered trademarks in the United States and overseas. We also use know-how, trade secrets, formulae, and manufacturing techniques that assist in maintaining competitive positions of certain of our products. Formulae and know-how are of particular importance in the manufacture of a number of our proprietary products. We believe that our patents, in the aggregate, are advantageous to our business. However, we do not believe we are materially dependent on any particular patent or any particular group of patents. We believe that our sales and competitive position are dependent primarily upon the quality of our products, technical sales efforts and market conditions, rather than on patent protection.
Seasonality
While in general, the businesses of our segments are not seasonal to any material extent, the plant nutrition business within Specialty Products is a seasonal business with the vast majority of sales occurring in the first half of the year, based on the planting season in the northern hemisphere.
Backlog
At December 31, 2025, we had a total backlog of $53,365 (comprised of $39,587 for the HNH segment; $11,489 for the ANH segment; $1,933 for the SP segment, and $356 for other), as compared to a total backlog of $50,415 at December 31, 2024 (comprised of $39,959 for the HNH segment; $9,035 for the ANH segment; $1,284 for the SP segment and $137 for other). It has generally been our policy and practice to maintain an inventory of finished products and/or component materials for our segments to enable us to ship products within two months after receipt of a product order. All orders in the current backlog are expected to be filled in the 2026 fiscal year.

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
Competition in the animal feed and industrial markets we serve is based primarily on product performance, customer support, quality, service and price. The markets for our products are subject to competitive risks because these markets are highly price competitive. Our competition in this market includes a variety of animal nutrition and health ingredient companies, along with certain industrial companies, many of which are privately-held. Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors. In late June 2025, the European Commission announced that it would impose provisional duties between 95.4% and 120.8% on imports into the European Union of choline chloride originating in the People’s Republic of China, effective July 1, 2025. The investigation was initiated by the European Commission in late October 2024, following a complaint lodged by Balchem Italia Srl and another complainant. On December 19, 2025, the European Commission published their final decision to set definitive duties between 90.0% and 115.9%. Further, the European Commission set rules to make it clear that the country of origin of choline chloride, regardless of form, will be the country where the chemical reaction between trimethylamine hydrochloride and ethylene oxide takes place.
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
Research and Development
During the years ended December 31, 2025, 2024 and 2023, we incurred research and development expenses of approximately $18,510, $16,793, and $15,049, respectively, on Company-sponsored research and development for new products, improvements to existing products, and manufacturing processes. We have historically funded our research and development programs with funds available from current operations with the intent of recovering those costs from profits derived from future sales of products resulting from, or enhanced by, the research and development effort.
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
Capital Projects
We continue to invest in projects across all production facilities and capital expenditures were approximately $43,193, $35,148, and $37,274 for 2025, 2024 and 2023, respectively. In 2025, we invested $18,820 on projects expected to provide favorable returns on investment, including expanded capacity in key product lines and efficiency projects in both the HNH and the ANH segments and equipment upgrades to improve process reliability and support our business growth. In addition, we invested $5,147 for environmental, health, safety, and security upgrades to our facilities. In 2024, we invested $17,202 on projects expected to provide favorable returns on investment, including expanded capacity in key product lines in the HNH segment and equipment upgrades to improve process reliability and support our business growth. In addition, we invested $7,200 for environmental, health, safety, and security upgrades to our facilities. In 2023, we invested $20,720 on projects expected to provide favorable returns on investment, including expanded capacity in key product lines in the HNH segment. In addition, we invested $6,900 for environmental, health, safety, and security upgrades to our facilities. Capital expenditures are projected to range from $40,000 to $45,000 for 2026, including our continued efforts to invest in energy and water saving projects, while exploring additional renewable energy opportunities in supporting our future growth and capacities.
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
In April 2008, the EPA issued a RED (“Re-registration Eligibility Decision”) for EtO which permitted the continued use of EtO “to sterilize medical or laboratory equipment, pharmaceuticals, and aseptic packaging, or to reduce microbial load on musical instruments, cosmetics, whole and ground spices and other seasoning materials and artifacts, archival material or library objects”. In 2013, the EPA initiated a new registration review of EtO, in line with and as part of the registration review scheduled for a large number of other pesticides. When the Final Work Plan was issued in March 2014, the EPA anticipated that this registration review process would take approximately seven years. In December 2016, the EPA issued its Integrated Risk Information System (“IRIS”) assessment of EtO (the "IRIS Assessment"), another aspect of the EPA’s safety review of EtO. In November 2020, the EPA issued a Draft Human Health Risk Assessment for Ethylene Oxide (“Draft HHRA”). In this Draft HHRA, the EPA presented multiple perspectives on risk extrapolation, including the IRIS Assessment. While acknowledging the necessity of maintaining the critical uses of EtO, based on the range of unit risk provided in this qualitative assessment, the EPA stated that there should be further mitigation measures implemented. In April 2023, the EPA released a Proposed Interim Decision and Draft Human Health Risk Assessment addendum which included certain proposed mitigation measures. In January 2025, the EPA issued its Interim Decision (“ID”) whereby EtO was re-registered for the sterilization of medical devices and the reduction of microbes on certain spices/seasonings. The ID provides for a phase-out period for the use of EtO on certain spices, and it discontinues minor applications, such as use on musical instruments, cosmetics, and archival and library materials. The ID also includes mitigation and monitoring measures impacting product users, including our customers, with phased compliance deadlines ranging from several months to ten years. Further, the ID contemplates that EPA will gather annual worker exposure data from EtO users, including our customers. The ID is still subject to further review, including additional stakeholder input.
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
Similarly, the EPA issued a RED for propylene oxide in August 2006. At that time, the EPA “determined that products containing the active ingredient propylene oxide ("PPO") are eligible for re-registration provided that…risk mitigation measures…are adopted.” In 2013, the EPA initiated a new registration review of propylene oxide, in line with and as part of the registration review scheduled for a large number of other pesticides. A Final Work Plan was issued in March 2014, and the EPA anticipated that this review process would take approximately seven years. In October 2020, the EPA issued both the Proposed Interim Decision and Draft Risk Assessment for propylene oxide. In July 2021, the EPA issued the Interim Decision. Based on these documents, the use of propylene oxide to treat nuts and spices will continue to be permitted with minimal changes to the current approved usage. We submitted required changes to the product label for propylene oxide which were reviewed and approved by the EPA in 2025.
Our facility in Verona, Missouri, while held by a prior owner, Syntex Agribusiness, Inc. (“Syntex”), was designated by the EPA as a Superfund site and placed on the National Priorities List in 1983 because of dioxin contamination on portions of the site. Remediation was conducted by Syntex under the oversight of the EPA and the Missouri Department of Natural Resources. We are indemnified by the sellers under our May 2001 asset purchase agreement covering our acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site, and one of the sellers, in turn, has the benefit of certain contractual indemnification by Syntex in relation to the implementation of the above-described Superfund remedy. In June 2023, in response to a Special Notice Letter received from the EPA in 2022, BCP Ingredients, Inc. ("BCP"), the Company's subsidiary that operates the site, Syntex, EPA, and the State of Missouri entered into an Administrative Settlement Agreement and Order on Consent (“ASAOC”) for a focused remedial investigation/feasibility study ("RI/FS") under which (a) BCP will conduct a source investigation of potential source(s) of releases of 1,4-dioxane and chlorobenzene at a portion of the site and (b) BCP and Syntex will complete a RI/FS to determine a potential remedy, if any is required. Activities under the ASAOC are underway and are expected to continue for some period of time.
In connection with normal operations at our plant facilities, we are required to maintain environmental and other permits, including those relating to the use of EtO. From time to time, our manufacturing sites may be subject to inspections by the EPA and other agencies. To the extent any consent orders or other agreements are entered into as a result of findings from such inspections, the Company is committed to ensuring compliance with such orders or agreements. For a further discussion of our potential environmental liabilities, see Note 15, Commitments and Contingencies, to our Consolidated Financial Statements.

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
Human Capital
Our employees are our most valued asset and fundamental to our success. We believe that our global team of talented and dedicated employees embody our core values and align with our vision of making the world a healthier place. As of December 31, 2025, we employed approximately 1,352 full-time employees worldwide, with approximately 16% covered by collective-bargaining agreements. Our team has been successful in attracting and retaining skilled and experienced employees in a competitive landscape. Additionally, we continue to enhance and leverage our existing technological capabilities to further optimize productivity and performance, and explore new solutions to drive efficiencies.
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
Health and Safety
Protecting the workplace environment and the health and safety of our employees, contractors, visitors, and neighbors is our top priority. Our recordable injury rate, which is defined as recordable injuries per 200,000 hours worked, was 0.63, 0.57, and 1.39 in 2025, 2024, and 2023, respectively. In 2025, we have continued the improvements on our environmental, health, safety, and security systems and programs placing greater emphasis on proactive identification and correction of hazards. We enhanced our emphasis on near-miss reporting and improved communication across various locations, enabling us to address risks, incidents, and further develop awareness across the organization. In addition, we have reallocated Environmental, Health, and Safety (EHS) resources to enable a more rapid response and support across our operations. We continue to improve our working conditions and work practices to further improve safety.
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

For the years ended December 31, 2025 and 2024, our turnover rate was 8% and 9%, respectively, for salaried employees with an average length of service of over 9 years for both years. For the years ended December 31, 2025 and 2024, our turnover rate was 23% and 21%, respectively, for hourly employees with an average length of service of about 7 years for both years. We continue to prioritize employee retention with effective employment engagement efforts with frequent town hall meetings, a tool to promote peer to peer recognition, and various rewards and recognition programs.
Sustainability
We operate as strong stewards of our shareholders, customers, suppliers, employees, and the communities in which we operate. We are working to make our workforce more inclusive, our business more sustainable, and our communities more engaged by maintaining strong environmental, social and governance practices.
In 2025, we published our 2024 Sustainability Report. This report provides detailed information regarding our corporate responsibility strategy, focus areas and governance structure. We are committed to reducing our greenhouse gas emissions by implementing new technologies, improving operational efficiencies, and expanding our reliance on renewable energy. In addition, we are committed to reducing our global water use by recycling water and investing in new technologies to improve water efficiency. For more information on our approach to sustainability management, refer to our website at https://balchem.com/responsibility/sustainability. The information contained on, or that may be accessed through, the Company’s website is not incorporated by reference into, and is not part of, this Annual Report on Form 10-K.
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

Item 1A.    Risk Factors
We discuss our expectations regarding future performance, events and outcomes in this Form 10-K, quarterly and annual reports, press releases and other written and oral communications. All statements except for historical and present factual information are “forward-looking statements” and are based on financial data and business plans available only as of the time the statements are made, which may become outdated or incomplete. Forward-looking statements are inherently uncertain, and investors must recognize that events could significantly differ from our expectations. You should carefully consider the risk factors discussed below, together with all the other information included in this Form 10-K, in evaluating us and our ordinary shares. If any of the risks below actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. Any such adverse effect may cause the trading price of our ordinary shares to decline, and as a result, you could lose all or part of your investment in us. Our business may also be adversely affected by risks and uncertainties not known to us or risks that we currently believe to be immaterial. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors.

Operational Risks

We face risks associated with our sales to customers and manufacturing operations outside the United States.
Our net sales consist of sales both within and outside the United States. In addition, we conduct a portion of our manufacturing outside the United States. The majority of our foreign sales occur through our foreign subsidiaries and the remainder of our foreign sales result from exports to foreign distributors, resellers and customers. Our foreign sales and operations are subject to a number of risks, including: longer accounts receivable collection periods; the impact of recessions and other economic conditions in economies outside the United States; export duties and quotas; imposition of, or escalations or changes in, tariffs, sanctions, trade restrictions, and trade relations including but not limited to those associated with the United States-Mexico-Canada Agreement ("USMCA") which replaced the North American Free Trade Agreement ("NAFTA"), other free trade agreements, and the exit of the United Kingdom from the European Union; new or unexpected changes in regulatory requirements; certification requirements; environmental regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; geopolitical tensions and increased geopolitical volatility; geopolitical trends towards nationalism and protectionism; changing perceptions of U.S.-based companies; preference for locally produced products; and global economic uncertainty and long-term changes in global trade. These factors could have a material adverse impact on our ability to increase or maintain our international sales.

Our sales and operations may be adversely affected by supply chain disruptions due to political unrest, terrorist acts, and national and international conflicts.
Our sales and operations are subject to a number of risks, including political and economic instability, geopolitical tensions, and increased geopolitical volatility, which could have a material adverse impact on our ability to increase or maintain our international sales and operations. National and international conflicts such as war, border closures, civil disturbances and terrorist acts, including Russia's invasion of Ukraine and the ongoing conflict in the Middle East, may increase the likelihood of already strained supply interruptions and further hinder our ability to access the materials and energy we need to manufacture our products. Additional supply chain disruptions will make it harder for us to find favorable pricing and reliable sources for the materials we need. As a result, such disruptions will put upward pressure on our costs and increase the risk that we may be unable to acquire the materials and services we need to continue to make certain products, in particular at our manufacturing facilities in Europe.

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
A portion of our North American workforce is represented by a union under a single collective-bargaining agreement. In Europe, employees at our Marano Ticino, Italy facility and Bertinoro, Italy facility are covered by a national collective-bargaining agreement, respectively. We believe that our present labor relations with all our union employees are satisfactory, however, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. Similarly, if our relations with the union portion of our workforce do not remain positive, such employees could initiate a strike, work stoppage or slowdown in the future. In the event of such an action, we may not be able to adequately meet the needs of our customers using our remaining workforce and our operations and financial condition could be adversely affected. Additionally, other portions of our workforce could become subject to union campaigns.

The effects of global climate change or other unexpected events, including global health crises, may disrupt our operations and have a negative impact on our business.
The effects of global climate change, such as extreme weather conditions and natural disasters occurring more frequently or with more intense effects, or the occurrence of unexpected events including floods, extreme wind, wildfires, tornadoes, hurricanes, earthquakes, tsunamis and other severe hazards or global health crises, such as the outbreak of Ebola or the global COVID-19 pandemic, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or sell products and provide services, could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages, global health crises or other unexpected events could disrupt our operations by impacting the availability and cost of materials needed for manufacturing, causing physical damage and partial or complete closure of our manufacturing sites or distribution centers, loss of human capital, temporary or long-term disruption in the manufacturing and supply of products and services and disruption in our ability to deliver products and services to customers. These events and disruptions could also adversely affect our customers’ and suppliers’ financial condition or ability to operate, resulting in reduced customer demand, delays in payments received or supply chain disruptions. Further, these events and disruptions could increase insurance and other operating costs, including impacting our decisions regarding construction of new facilities to select areas less prone to climate-related events and natural disasters, which could result in indirect financial risks passed through the supply chain or other price modifications to our products and services.

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
Despite our implementation of cybersecurity measures which have focused on prevention (including a robust cybersecurity employee education program to train our employees on email and password security, recognizing phishing and related topics on a regular basis), mitigation, resilience and recovery, our network and products, including access solutions, may be vulnerable to cybersecurity attacks, computer viruses, malicious codes, malware, ransomware, phishing, social engineering, denial of service, hacking, break-ins and similar disruptions, including through use of emerging technologies, such as artificial intelligence ("AI") and machine learning. Cybersecurity attacks and intrusion efforts are continuous and constantly evolving, making it more difficult to successfully defend against them or to implement adequate preventative measures, and in certain cases they have been successful at the most robust institutions. Geopolitical tensions or conflicts may further heighten the risk of cybersecurity attacks. Further, the emergence and maturation of AI capabilities may lead to new or more sophisticated methods of attack, including fraud or phishing attempts that rely upon "deep fake" impersonation technology or other forms of generative technology that may increase the efficiency or effectiveness of cybersecurity attacks. AI is also increasingly being used by malicious actors to create more targeted cybersecurity attacks and spread disinformation. The scope and severity of risks that cyber threats present have increased dramatically and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or premises, exploiting weaknesses related to vendors or other third parties that could be exploited to attack our systems, denials of service and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, operating results and financial condition, as we face regulatory, reputational and litigation risks resulting from potential cyber incidents, as well as the potential of incurring significant remediation costs. Further, while we maintain insurance coverage that may, subject to policy terms and exclusions, cover certain aspects of our cyber risks, such insurance coverage may be insufficient to cover our losses or all types of claims that may arise in the continually evolving area of cyber risk.
We also face increasing and evolving disclosure obligations related to cybersecurity events. Despite rigorous processes, we may not adequately meet all our existing or future disclosure obligations and/or we may have our disclosures misinterpreted. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures could lead to negative publicity, loss of customer confidence in the effectiveness of our security measures, diversion of management's attention and governmental investigations.
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
Unfavorable changes and instability in economic conditions, including inflation, monetary policies, recession, changes in tariffs and trade relations amongst international trading partners, geopolitical tensions and increased geopolitical volatility, or other changes in economic conditions, may adversely impact the markets in which we operate. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products which would reduce our revenues and profitability. If inflation in costs such as raw materials, packaging, freight, labor and energy prices increase beyond our ability to control for them through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various costs increases without negatively impacting customer demand, thereby negatively impacting our margin performance and results of operations.
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
Interest payable in accordance with our five-year senior secured revolving credit agreement (the "Credit Agreement") is based on a fluctuating rate. In light of potential fluctuations, including interest rate increases, we are exposed to risk resulting from adverse changes in interest rates.
In addition, certain of our financial transactions such as our credit agreement have, or in the future could have, interest rates that are tied to reference rates such as the Secured Overnight Financing Rate (“SOFR”). The volatility and availability of such reference rates, including the use of alternative reference rates, are outside of our control and the consequences are not entirely predictable.
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
We are dependent on our vendors, including common carriers, to supply raw materials to our manufacturing facilities. As we continue to add capabilities to quickly move the appropriate amount of inventory at optimal operational costs through our entire supply chain, operating our fulfillment network becomes more complex and challenging. If our fulfillment network does not operate properly, if a vendor fails to deliver on its commitments, or if common carriers have difficulty providing capacity to meet demands for their services, we could experience inventory shortages, delivery delays or increased delivery costs, which could lead to lost sales and decreased customer confidence, and adversely affect our results of operations.
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
Political or economic instability, geopolitical tensions and volatility, currency fluctuations, the outbreak of pandemics or other illnesses (such as the COVID-19 pandemic), labor unrest, transport capacity and costs, port security, weather conditions, natural disasters, or other events that could alter or suspend our operations, slow or disrupt port activities, or affect foreign trade are beyond our control and could materially disrupt our supply of raw materials, increase our costs, and/or adversely affect our results of operations. There have been periodic labor disputes impacting the U.S. ports that have caused us to make alternative arrangements to continue the flow of inventory, and if these types of disputes recur, worsen, or occur in other countries through which we source products, it may have a material impact on our costs or inventory supply. Changes in the costs of procuring commodities used in our products or the costs related to our supply chain, could adversely affect our results of operations.

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

We are subject to risks related to sustainability and corporate social responsibility and various reputational matters.
Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business are influenced by various factors. With respect to interest from our stakeholders on our sustainability and corporate social responsibility (including Environmental, Social and Governance ("ESG")) practices and disclosure, if we fail, or are perceived to have failed, in any number of sustainability or corporate social responsibility matters, such as environmental stewardship, goals regarding our intended reduction of carbon emissions and water usage, workplace conduct and belonging, and support for local communities, or to effectively respond to changes in, or new, legal or regulatory requirements concerning climate change, climate risk reporting, or other sustainability concerns, our reputation or the reputation of our brands may suffer. Such damage to our reputation and the reputation of our brands may negatively impact our business, financial condition and results of operations. Further, there are an increasing number of anti-ESG legislative initiatives that may conflict with other regulatory requirements or our stakeholders' expectations.
In addition, negative or inaccurate postings or comments, misinformation, and disinformation across the media landscape, including on social media or networking websites about the Company or our brands could generate adverse publicity that could damage our reputation or the reputation of our brands. If we are unable to effectively manage real or perceived issues, including concerns about product quality, safety, corporate social responsibility or other matters, sentiments toward the Company or our products could be negatively impacted, and our financial results could suffer.

Our reputation, ability to do business and results of operations could be impaired by adverse publicity or improper conduct by any of our employees, agents or business partners.
We are subject to regulation under a variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to environmental, health and safety, sustainability, anti-corruption, export and import compliance, anti-trust, money laundering, data privacy, and artificial intelligence due to our global operations. We cannot provide assurance that our internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any improper conduct could damage our reputation and subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence.

Our operations are subject to regulatory risks and the loss of governmental permits and approvals would materially and adversely affect some of our businesses.
Our U.S. and non-U.S. operations are subject to a number of laws and regulations, including food and feed regulations, and environmental, health and safety standards. We have incurred, and will be required to continue to incur, significant expenditures to comply with these laws and regulations. Changes to, or changes in interpretations of, current laws and regulations, including climate change legislation or other environmental mandates, could require us to increase our compliance expenditures, cause us to significantly alter or discontinue offering existing products and services or cause us to develop new products and services. Altering current products and services or developing new products and services to comply with changes in the applicable laws and regulations could require significant research and development investments, increase the cost of providing the products and services and adversely affect the demand for our products and services, including shifting demand to competitors in countries where laws and regulations may be less stringent.
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
In January 2025, the EPA issued its Interim Decision (“ID”) whereby EtO was re-registered for the sterilization of medical devices and the reduction of microbes on certain spices/seasonings. The ID provides for a phase-out period for the use of EtO on certain spices, discontinues certain minor applications, and includes mitigation and monitoring measures impacting product users, including our customers, with phased compliance deadlines ranging from several months to ten years. Further, the ID contemplates that EPA will gather annual worker exposure data from EtO users, including our customers. EtO registrants may not continue to sell EtO products to customers who do not provide such data. While the Company remains confident that the sterilization industry as a whole will take appropriate measures to comply with the latest EPA requirements in a timely manner, there is no assurance that this will consistently be the case. The Company plans on continuing to work with various stakeholders to help ensure the EPA considers all available assessments to appropriately evaluate the risks of EtO. If the ID and other requirements remain unchanged, such requirements will likely result in increased costs and regulatory burdens. Further, additional regulatory requirements associated with the use and emission of EtO may be imposed in the future, both within and outside of the U.S. Such increased regulation could require users of EtO to temporarily suspend operations to install additional emissions control technology, limit the use of EtO or take other actions which could ultimately impact our business, financial condition or results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity
Cybersecurity is a critical part of our enterprise risk management. The Board, through its Audit Committee, oversees enterprise risk management, including cybersecurity. To more effectively address cybersecurity threats, we have numerous security layers within our least privilege network approach which is managed by our Information Technology ("IT") department. Our cybersecurity programs align with numerous standards and continue to grow and develop as new technologies emerge. Further, we have regular user awareness testing and trainings in place which help keep all end users and executive leadership up-to-date on the most current threats. The global head of our IT department has responsibility over cybersecurity management globally and reports directly to the Chief Financial Officer. He has degrees in both management information systems and cybersecurity - and has held a number of progressing roles, including management of global infrastructure, information security and technology operations at Balchem, in addition to managing a global team of information technology and cybersecurity experts. The IT department provides regular updates to senior management and provides at least an annual update, or more frequently if necessary, to both the Audit Committee and the full Board regarding the current threat landscape at Balchem, cybersecurity technologies, mitigation strategies, industry trends and best practices that we follow, major cybersecurity incidents (if any), and other areas of importance. Additional activities to maintain and enhance information security are discussed below.
•Reliable, Scalable Systems and Infrastructure
Our information security systems, infrastructure, and processes are built on and follow the U.S. National Institute of Standards and Technology ("NIST") framework for information security, which is a set of guidelines, accepted standards, and best practices for mitigating organization cybersecurity risks published by NIST. We continue to make significant investments in industry-leading and advanced technologies as part of our strategy to strengthen our security posture, business continuity capabilities, and ability to protect and safeguard systems and stakeholder data. Our Information Security Program includes at least annual penetration testing of our systems by an independent third party.

•Automation and Artificial Intelligence
We employ controlled security testing activities to evaluate attack vectors and validate our ability to detect and respond to cyber threats. Artificial intelligence is used as part of early warning systems designed to detect, alert, and respond to potential cyber threats.
•Training
Recognizing that information security, stakeholder data, and privacy principles involve more than just systems and infrastructure, we provide semi-annual cybersecurity education and training to all users with access to IT systems, devices, or applications. Internal social engineering phishing campaigns are conducted frequently with the goal of building a culture of cybersecurity, as well as raising awareness and reinforcing best practices across the organization.
Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls.
We apply a risk-based approach to mitigate cybersecurity risks associated with our use of third-party service providers and cybersecurity considerations affect the selection and oversight of these third-party service providers. We perform risk-based due diligence on third parties with access to our systems, data or facilities, commensurate with the level of access and risk.
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
The following is a summary of our principal properties:

Segment	Location	Administrative	Manufacturing	Warehousing
Corporate	5 U.S. cities and 1 foreign country	6	—	—
HNH	11 U.S. cities and 6 foreign countries	1	16	7
ANH	6 U.S. cities and 1 foreign country	—	8	2
SP	4 U.S. cities and 5 foreign countries	1	7	2
Other	2 U.S. cities and 1 foreign country	—	3	—

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
Information with respect to certain legal proceedings is included in Note 15, Commitments and Contingencies, to our Consolidated Financial Statements for the year ended December 31, 2025 contained in this Annual Report on Form 10-K, and is incorporated herein by reference.
In our opinion, we do not expect pending legal matters to have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.

Item 4.    Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of executive officers of the Company as of February 20, 2026.
Theodore L. Harris, age 60, has served as our Chairman, President and Chief Executive Officer since 2017, and prior to that, as Board Director, President and Chief Executive Officer since 2015.
C. Martin Bengtsson, age 48, has served as our Executive Vice President and Chief Financial Officer since February 2019. Mr. Bengtsson has also served as our General Manager, Animal Nutrition and Health since March 2024.
Hatsuki Miyata, age 50, has served as our Executive Vice President, Chief Legal Officer and Secretary since February 2025 and prior to that, as our General Counsel since July 2022. Ms. Miyata previously served as Deputy General Counsel and Corporate Secretary at Allegion plc, a global manufacturing company in seamless access and security products, from October 2018 to July 2022.
Frederic Boned, age 48, has served as our Senior Vice President and General Manager, Human Nutrition and Health, since November 2022. He has also served as Head of Digital Transformation and AI since October 2025. Prior to that, he served as Regional Vice President, Health Nutrition and Care – North America from January 2022 to November 2022, and Vice President, Human Nutrition and Health – North America from September 2018 to January 2022, each at DSM, a Dutch multinational corporation in the fields of health and nutrition.
George Graham, age 56, has served as our Senior Vice President and Chief R&D Officer since October 2025. Prior to that, he served as Senior Vice President of R&D at Mead Johnson Nutrition Company (part of Reckitt Benckiser) from April 2023 – October 2025. Prior to that, he served as Senior Vice President of R&D at Beachbody Company from December 2020 to April 2023, and as Vice President of Mars Advanced Research Institute in the U.K. from July 2018 to July 2020.
Martin L. Reid, age 59, has served as our Senior Vice President and Chief Supply Chain Officer since September 2022. Prior to that, he served as Vice President and Chief Supply Chain Officer from January 2021 to September 2022. Mr. Reid served as Chief Supply Chain Officer at Godiva Chocolate from May 2019 to December 2020.
M. Brent Tignor, age 48, has served as our Senior Vice President and Chief Human Resources Officer since September 2022. Prior to that, he led the Human Resources department as our Vice President and Chief Human Resources Officer from February 2022 to September 2022 and as our Vice President, Human Resources from 2016 to February 2022.
Job L. van Gunsteren, age 49, has served as our Senior Vice President and General Manager, Specialty Products, since September 2022. Prior to that, he served as our Vice President and General Manager, Specialty Products from August 2019 to September 2022 and as our Director for Animal Nutrition and Health – EMEA from 2013 to 2019.
William A. Backus, age 59, has served as our Vice President and Chief Accounting Officer since October 2017.

All above-listed officers except for Ms. Miyata, Mr. Boned, and Mr. Graham have been employed by the Company for more than the past five years. No family relationship exists between any of the above-listed executive officers of the Company. All officers are elected to hold office for one year or until their successors are elected and qualified or their earlier death, resignation or removal from office by the Board of Directors of the Company.

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock is listed on the Nasdaq Stock Market LLC under the symbol “BCPC.”
On February 6, 2026, the closing price for the Common Stock on the Nasdaq Stock Market LLC was $173.16.
Record Holders
As of February 6, 2026, the approximate number of holders of record of Common Stock was 57. Such number does not include stockholders who hold their stock in street name.
Performance Graph
The graph below sets forth the cumulative total stockholder return on the Common Stock (referred to in the table as “BCPC”) for the five years ended December 31, 2025, the overall stock market return during such period for shares comprising the Russell 2000® Index (which we believe includes companies with market capitalization similar to that of us), and the overall stock market return during such period for shares comprising the Dow Jones U.S. Specialty Chemicals Index, in each case assuming a comparable initial investment of $100 on December 31, 2020 and the subsequent reinvestment of dividends. The Russell 2000® Index measures the performance of the shares of the 2000 smallest companies included in the Russell 3000® Index. In light of our industry segments, we do not believe that published industry-specific indices are necessarily representative of stocks comparable to us. Nevertheless, we consider the Dow Jones U.S. Specialty Chemicals Index to be potentially useful as a peer group index with respect to us. The performance of the Common Stock shown on the graph below is historical only and not necessarily indicative of future performance.

225
200
175
150
125
100
75
DOLLARS ($)
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Balchem Corp (BCPC)
Russell 2000 Index (RTY)
Dow Jones US Specialty Chemical index (DJUSCX)

Issuer Purchase of Equity Securities
The following table summarizes the share repurchases activity for the year ended December 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
January 1-31, 2025	—	$—	—	$103,418,864
February 1-28, 2025	32,369	$161.90	32,369	$95,302,085
March 1-31, 2025	500	$167.48	500	$98,501,855
First Quarter	32,869		32,869

April 1-30, 2025	49,616	$156.24	49,616	$84,139,744
May 1-31, 2025	155,055	$164.24	155,055	$62,982,137
June 1-30, 2025	294	$158.35	294	$60,675,920
Second Quarter	204,965		204,965

July 1-31, 2025	1,030	$156.17	1,030	$59,681,644
August 1-31, 2025	65,416	$161.32	65,416	$51,095,995
September 1-30, 2025	29,314	$160.49	29,314	$46,127,486
Third Quarter	95,760		95,760

October 1-31, 2025	110,712	$154.75	110,712	$46,127,486
November 1-30, 2025	160,061	$153.83	160,061	$2,560,266
December 1-31, 2025	80,560	$156.90	80,560	$616,670,503
Fourth Quarter	351,333		351,333

Total	684,927		684,927

(1) The Company repurchased (withheld) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options under the Company's omnibus incentive plan and made open market repurchases of common stock pursuant to a share repurchase agreement in compliance with Rule 10b-18 or a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

(2) On December 9, 2025, the Board of Directors of the Company approved a new stock repurchase program which replaced the previously approved June 1999 program. The December 2025 program authorizes the repurchase of up to and including 4,000,000 shares of the Company's ordinary shares. This new stock repurchase program has no expiration date, does not oblige the Company to acquire any particular amount of the Company's ordinary shares, and may be terminated at any time. As of December 9, 2025, the 1999 program was terminated and all remaining authorized shares (5,742 shares) were expired. Since the inception of the new program on December 9, 2025, a total of 69,659 shares have been repurchased under the December 2025 program.

(3) Dollar amounts in this column equal the number of shares remaining available for repurchases under the stock repurchase programs as of the last date of the applicable month multiplied by the monthly average price paid per share.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All amounts in thousands, except share and per share data)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed with the SEC on February 21, 2025) for additional discussion of our financial condition and results of operations for the year ended December 31, 2023. In addition, discussion of year-to-year comparisons between 2024 and 2023 are not included in this Annual Report on Form 10-K, and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See “Cautionary Statement Regarding Forward-Looking Statements.”

Overview
We develop, manufacture, distribute and market specialty performance ingredients and products for the nutritional, food, pharmaceutical, animal health, plant nutrition, sterilization, fumigation, and industrial markets. Our three reportable segments are strategic businesses that offer products and services to different markets: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products, as more fully described in Note 10, Segment Information, of the consolidated financial statements. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated".
Recent Developments
Anti-Dumping Investigation in the European Union
In late June 2025, the European Commission announced that it would impose provisional duties between 95.4% and 120.8% on imports into the European Union of choline chloride originating in the People’s Republic of China, effective July 1, 2025. The investigation was initiated by the European Commission in late October 2024, following a complaint lodged by Balchem Italia Srl and another complainant. On December 19, 2025, the European Commission published their final decision to set definitive duties between 90.0% and 115.9%. Further, the European Commission set rules to make it clear that the country of origin of choline chloride, regardless of form, will be the country where the chemical reaction between trimethylamine hydrochloride and ethylene oxide takes place.

Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.
The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three years ended December 31, 2025, 2024 and 2023 (in thousands):

Business Segment Net Sales
	2025	2024	2023
Human Nutrition and Health	$659,387	$600,258	$550,751
Animal Nutrition and Health	230,852	214,710	238,326
Specialty Products	140,976	132,749	125,965
Other and Unallocated (1)	5,946	5,967	7,397
Total	$1,037,161	$953,684	$922,439

Business Segment Earnings From Operations
	2025	2024	2023
Human Nutrition and Health	$153,906	$135,957	$102,419
Animal Nutrition and Health	18,687	14,013	27,576
Specialty Products	42,901	39,906	34,579
Other and Unallocated (1)	(6,168)	(6,967)	(5,381)
Total	$209,326	$182,909	$159,193

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of: (i) Transaction and integration costs of $1,242, $1,484 and $1,617 for years ended December 31, 2025, 2024 and 2023, respectively, and (ii) Unallocated amortization expense of $0, $0, and $312 for years ended December 31, 2025, 2024, and 2023, respectively, related to an intangible asset in connection with a company-wide ERP system implementation.

Results of Operations - Fiscal Year 2025 compared to Fiscal Year 2024

Summary of Consolidated Statements of Earnings

(in thousands)	2025	2024	Increase (Decrease)	% Change
Net sales	$1,037,161	$953,684	$83,477	8.8%
Gross margin	370,633	336,206	34,427	10.2%
Operating expenses	161,307	153,297	8,010	5.2%
Earnings from operations	209,326	182,909	26,417	14.4%
Interest and other expenses	10,296	16,456	(6,160)	(37.4)%
Income tax expense	44,185	37,978	6,207	16.3%
Net earnings	$154,845	$128,475	$26,370	20.5%
Management's discussion and analysis of the Consolidated Statements of Earnings is included below:
Net Sales

			Increase (Decrease)
(in thousands)	2025	2024		% Change
Human Nutrition and Health	$659,387	$600,258	$59,129	9.9%
Animal Nutrition and Health	230,852	214,710	16,142	7.5%
Specialty Products	140,976	132,749	8,227	6.2%
Other	5,946	5,967	(21)	(0.4)%
Total	$1,037,161	$953,684	$83,477	8.8%

•The increase in net sales within the Human Nutrition and Health segment for 2025 compared to 2024 was driven by higher sales within both the nutrients business and the food ingredients and solutions businesses. Total sales for this segment grew 9.9%, with volume and mix contributing 6.6%, average selling prices contributing 2.8%, and the change in foreign currency exchange rates contributing 0.4%.

•The increase in net sales within the Animal Nutrition and Health segment for 2025 compared to 2024 was driven by higher sales in both the ruminant and monogastric species markets. Total sales for this segment increased by 7.5%, with average selling prices contributing 5.6%, volume and mix contributing 1.0%, and the change in foreign currency exchange rates contributing 0.9%.

•The increase in net sales within the Specialty Products segment for 2025 compared to 2024 was due to higher sales within both the performance gases market and the plant nutrition business. Total sales for this segment increased by 6.2%, with average selling prices contributing 4.0%, the change in foreign currency exchange rates contributing 1.3%, and volume and mix contributing 0.9%.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

(in thousands)	2025	2024	Increase (Decrease)	% Change
Gross margin	$370,633	$336,206	$34,427	10.2%
% of net sales	35.7%	35.3%
Gross margin dollars increased for 2025 compared to 2024 due to higher sales and a favorable mix, partially offset by certain higher manufacturing input costs.

Operating Expenses

(in thousands)	2025	2024	Increase (Decrease)	% Change
Operating expenses	$161,307	$153,297	$8,010	5.2%
% of net sales	15.6%	16.1%
The increase in operating expenses was primarily due to an increase in compensation-related expenses of $8,327 and higher professional services of $3,856, partially offset by lower amortization expense of $2,376 and a decrease in agent and broker commissions of $1,132.
Earnings From Operations

(in thousands)	2025	2024	Increase (Decrease)	% Change
Human Nutrition and Health	$153,906	$135,957	$17,949	13.2%
Animal Nutrition and Health	18,687	14,013	4,674	33.4%
Specialty Products	42,901	39,906	2,995	7.5%
Other and unallocated	(6,168)	(6,967)	799	11.5%
Earnings from operations	$209,326	$182,909	$26,417	14.4%

% of net sales (operating margin)	20.2%	19.2%
•Human Nutrition & Health segment earnings from operations increased $17,949 primarily due to a gross margin contribution of $22,438. The increase in gross margin was driven by the aforementioned higher sales and a favorable mix, partially offset by certain higher manufacturing input costs. The increase in gross margin was partially offset by an increase in operating expenses of $4,489, primarily due to higher compensation-related costs of $5,909, partially offset by lower amortization of $2,329.

•Animal Nutrition & Health segment earnings from operations increased $4,674 primarily due to a gross margin contribution of $7,259. The increase in gross margin was driven by the aforementioned higher sales and a favorable mix, partially offset by certain higher manufacturing input costs. The increase in gross margin was partially offset by an increase in operating expenses of $2,585, primarily driven by higher compensation-related expenses of $2,147.
•Specialty Products segment earnings from operations increased $2,995 primarily due to a gross margin contribution of $4,065. The increase in gross margin was driven by the aforementioned higher sales. This was partially offset by an increase in operating expenses of $1,070, primarily related to higher professional services of $831.

Other Expenses (Income)

(in thousands)	2025	2024	Increase (Decrease)	% Change
Interest expense, net	$10,219	$16,528	$(6,309)	(38.2)%
Other expense (income), net	77	(72)	149	206.9%
	$10,296	$16,456	$(6,160)	(37.4)%

Interest expense for 2025 and 2024 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The decrease in net interest expense is mainly due to lower outstanding borrowings.

Income Tax Expense

(in thousands)	2025	2024	Increase (Decrease)	% Change
Income tax expense	$44,185	$37,978	$6,207	16.3%
Effective tax rate	22.2%	22.8%
The decrease in the effective tax rate was primarily due to a decrease in certain state and foreign taxes partially offset by lower tax benefits from stock-based compensation.
Liquidity and Capital Resources
Contractual Obligations
Our short-term purchase obligations primarily include contractual arrangements in the form of purchase orders with suppliers. As of December 31, 2025, such purchase obligations were $134,910. For debt obligations, see Note 7, Revolving Loan, and for operating and finance lease obligations, see Note 18, Leases.
We are not aware of any current or pending demands on, or commitments for, our liquid assets that will materially affect our liquidity.
There were no material changes during the year ended December 31, 2025 outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Cash
Cash and cash equivalents increased to $74,570 at December 31, 2025 from $49,515 at December 31, 2024. At December 31, 2025, we had $61,986 of cash and cash equivalents held by our foreign subsidiaries. We presently intend to permanently reinvest these funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; therefore, we do not currently expect to repatriate these funds in order to fund U.S. operations or obligations. However, if these funds are needed for U.S. operations, we could be required to pay additional withholding taxes to repatriate these funds. Working capital was $189,230 at December 31, 2025 as compared to $156,085 at December 31, 2024, an increase of $33,145. Significant cash payments during the year included repurchases of common stock of $107,636, capital expenditures and intangible assets acquired of $43,489, income taxes paid of $37,749, the payment of the 2024 declared dividend in 2025 of $28,287, and net payments on the revolving loan of $26,000.

(in thousands)	2025	2024	Increase (Decrease)	% Change
Cash flows provided by operating activities	$216,556	$181,999	$34,557	19.0%
Cash flows used in investing activities	(43,891)	(59,736)	15,845	26.5%
Cash flows used in financing activities	(152,810)	(133,815)	(18,995)	(14.2)%
Operating Activities
The increase in cash flows from operating activities was primarily driven by the increase in net earnings and the impact from the changes in working capital.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $43,489 and $35,661 for the years ended December 31, 2025 and 2024, respectively. Capital expenditures are projected to be approximately $40,000 to $45,000 for 2026. As mentioned above, we expect that our operations will continue to generate sufficient cash flow to fund the commitments for capital expenditures. These capital expenditures are part of our continuous efforts to support our growing businesses. Cash paid to acquire an existing toll manufacturer to add capacity amounted to $323 and $24,164 for the years ended December 31, 2025 and 2024, respectively, net of cash acquired.
Financing Activities
In 2025, we borrowed $88,000 to fund share repurchases and the payment of the 2024 dividend, and made total loan repayments of $114,000, resulting in $386,000 available under the 2022 Credit Agreement (see Note 7, Revolving Loan) as of December 31, 2025.

On December 9, 2025, the Company's Board of Directors approved a new stock repurchase program (the "December 2025 program"), which replaced the previously approved June 1999 program. The December 2025 program authorizes the repurchases of up to and including 4,000,000 shares of the Company's ordinary shares. This new stock repurchase program has no expiration date, does not oblige the Company to acquire any particular amount of the Company's ordinary shares, and may be terminated at any time. As of December 9, 2025, the 1999 program was terminated and all remaining authorized shares (5,742 shares) were expired. Since the inception of the December 2025 program, a total of 69,659 shares have been repurchased. We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a share repurchase agreement in compliance with Rule 10b-18 or a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We also repurchase (withhold) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options, as applicable, under the Company's omnibus incentive plan. Such repurchases of shares from employees are funded with existing cash on hand. Repurchases of common stock were $107,636 and $5,682 for the years ended December 31, 2025 and 2024, respectively.
Proceeds from stock options exercised were $9,307 and $17,228 for the years ended December 31, 2025 and 2024, respectively. Dividend payments were $28,287 and $25,576 during 2025 and 2024, respectively.
Other Matters Impacting Liquidity
We have a liability of $6,731 for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, for which we are unable to reasonably estimate the timing of settlement, if any.
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 14, Employee Benefit Plans. The liability recorded in other long-term liabilities on the consolidated balance sheets as of December 31, 2025 and December 31, 2024 was $1,122 and $1,522, respectively, and the plans are not funded. Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
Balchem NV ("Chemogas") has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amount recorded for these obligations on our balance sheet as of December 31, 2025 and December 31, 2024 was $869 and $613, respectively, and was included in other long-term obligations.
We provide an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, which are included in "Other non-current assets" on the consolidated balance sheets. They are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $12,806 as of December 31, 2025, of which $12,781 was included in "Other long-term obligations" and $25 was included in "Accrued compensation and other benefits" on our consolidated balance sheets. The deferred compensation liability was $11,470 as of December 31, 2024, of which $11,449 was included in "Other long-term obligations" and $21 was included in "Accrued compensation and other benefits" on our consolidated balance sheets. The related rabbi trust assets was $12,798 as of December 31, 2025, of which $12,773 was included in "Other non-current assets" and $25 was included in "Other current assets" on the Company's consolidated balance sheets. The related rabbi trust assets was $11,465 as of December 31, 2024, and was included in "Other non-current assets" on the Company's consolidated balance sheets.
Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC for the years ended December 31, 2025 and December 31, 2024. Refer to Note 17, Related Party Transactions.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in checking accounts, certificates of deposit, and money market investment funds. In 2019, we entered into an interest rate swap and cross-currency swap for hedging purposes. These derivatives settled on their maturity date of June 27, 2023 (refer to "Interest Rate Risk" and "Foreign Currency Exchange Risk" below and Note 19, Derivative Instruments and Hedging Activities). Additionally, as of December 31, 2025 and 2024, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate (see Note 7, Revolving Loan). The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2022 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at December 31, 2025, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,640. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.
Interest Rate Risk
We have exposure to market risk for changes in interest rates, including the interest rate relating to the 2022 Credit Agreement. In the second quarter of 2019, we began to manage our interest rate exposure through the use of derivative instruments. These derivatives were utilized for risk management purposes, and were not used for trading or speculative purposes. We hedged a portion of our floating interest rate exposure using an interest rate swap (see Note 19, Derivative Instruments and Hedging Activities). This derivative settled on its maturity date of June 27, 2023.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Balchem Corporation
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Balchem Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and schedule (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Reporting Units for Goodwill Impairment Testing
As described in Notes 1 and 5 to the financial statements, the Company’s goodwill balance was $816 million as of December 31, 2025. The Company performed an annual goodwill impairment test as of October 1, 2025, using a quantitative evaluation for each of its reporting units. The Company determines the fair value of its reporting units using the income approach, based on a discounted cash flow valuation model. To test for goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value. When determining the fair value of each reporting unit, management makes significant estimates and assumptions related to a number of factors such as revenue growth rates, operating margins, estimated terminal values and future economic and market conditions.
Given the significant estimates and assumptions management makes to determine the fair value of the reporting units, we identified management’s assumptions related to the projected revenue growth rates and operating margin rates utilized in the valuation of the reporting units within the Company’s goodwill impairment tests as a critical audit matter. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
Our audit procedures related to revenue growth and operating margin rates utilized in the valuation of the Company’s reporting units included the following, among others:

•We obtained an understanding of the relevant controls related to the valuation of the Company’s reporting units and tested such controls for design and operating effectiveness, including management review controls over significant assumptions.

•We evaluated the reasonableness of management’s forecasts of revenue growth rates and projected operating margin rates by comparing to (1) the historical results and (2) internal communications to management and the Board of Directors, as well as considering whether these assumptions were consistent with evidence obtained in other areas of the audit.

•We evaluated the reasonableness of management’s forecasts of revenue growth rates and projected gross margin rates by considering the consistency with external market and industry data.

•With the assistance of our fair value specialists, we tested the mathematical accuracy of the fair value calculations.

/s/ RSM US LLP

We have served as the Company's auditor since 2004.

New York, New York
February 20, 2026

BALCHEM CORPORATION
Consolidated Balance Sheets
December 31, 2025 and 2024
(Dollars in thousands, except share and per share data)

	2025	2024
Current assets:
Cash and cash equivalents	$74,570	$49,515
Accounts receivable, net of allowance for credit losses of $862 and $909 at December 31, 2025 and 2024, respectively	143,596	119,662
Inventories, net	131,449	130,802
Prepaid expenses	9,778	8,054
Other current assets	6,221	5,737
Total current assets	365,614	313,770
Property, plant and equipment, net	306,648	282,154
Goodwill	816,375	780,030
Customer relationships and lists	132,994	132,484
Other intangible assets with finite lives, net	30,295	32,566
Right of use assets - operating leases	14,672	15,320
Right of use assets - finance lease	1,520	1,730
Other non-current assets	18,134	17,317
Total assets	$1,686,252	$1,575,371

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$60,425	$54,745
Accrued expenses	49,288	43,750
Accrued compensation and other benefits	27,896	22,886
Dividends payable	31,044	28,510
Income tax payable	3,912	4,466
Operating lease liabilities - current	3,614	3,134
Finance lease liabilities - current	205	194
Total current liabilities	176,384	157,685
Revolving loan	164,000	190,000
Deferred income taxes	54,143	43,722
Operating lease liabilities - non-current	11,324	12,967
Finance lease liabilities - non-current	1,544	1,749
Other long-term obligations	21,444	19,335
Total liabilities	428,839	425,458
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.0667 par value. Authorized 120,000,000 shares; 32,058,121 shares issued and outstanding at December 31, 2025 and 32,527,244 shares issued and outstanding at December 31, 2024, respectively	2,139	2,170
Additional paid-in capital	92,331	173,997
Retained earnings	1,121,396	997,493
Accumulated other comprehensive income (loss)	41,547	(23,747)
Total stockholders’ equity	1,257,413	1,149,913
Total liabilities and stockholders’ equity	$1,686,252	$1,575,371
See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Earnings
Years Ended December 31, 2025, 2024 and 2023
(In thousands, except per share data)

	2025	2024	2023

Net sales	$1,037,161	$953,684	$922,439

Cost of sales	666,528	617,478	620,383

Gross margin	370,633	336,206	302,056

Operating expenses:
Selling expenses	75,374	68,916	74,397
Research and development expenses	18,510	16,793	15,049
General and administrative expenses	67,423	67,588	53,417
	161,307	153,297	142,863

Earnings from operations	209,326	182,909	159,193

Other expenses:

Interest expense, net	10,219	16,528	22,613
Other expense (income), net	77	(72)	(681)
	10,296	16,456	21,932

Earnings before income tax expense	199,030	166,453	137,261

Income tax expense	44,185	37,978	28,718

Net earnings	$154,845	$128,475	$108,543

Basic net earnings per common share	$4.80	$3.97	$3.38

Diluted net earnings per common share	$4.75	$3.93	$3.35

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023

Net earnings	$154,845	$128,475	$108,543

Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	65,535	(32,590)	16,809
Unrealized loss on cash flow hedge, net of taxes of $341 at December 31, 2023	—	—	(1,065)
Net change in postretirement benefit plan, net of taxes of $83, $44, and $39 at December 31, 2025, 2024 and 2023, respectively	(241)	152	101
Other comprehensive income (loss), net of tax	65,294	(32,438)	15,845

Comprehensive income	$220,139	$96,037	$124,388

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2025, 2024 and 2023
(Dollars in thousands, except share and per share data)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2022	$938,284	$814,487	$(7,154)	32,152,787	$2,145	$128,806

Net earnings	108,543	108,543	—	—	—	—
Other comprehensive income	15,845	—	15,845	—	—	—
Dividends ($.79 per share)	(25,542)	(25,542)	—	—	—	—
Repurchases of common stock, including excise tax	(4,514)	—	—	(32,558)	(2)	(4,512)
Shares and options issued under stock plans	21,368	—	—	134,499	9	21,359

Balance - December 31, 2023	1,053,984	897,488	8,691	32,254,728	2,152	145,653

Net earnings	128,475	128,475	—	—	—	—
Other comprehensive loss	(32,438)	—	(32,438)	—	—	—
Dividends ($.87 per share)	(28,470)	(28,470)	—	—	—	—
Repurchases of common stock	(5,682)	—	—	(38,922)	(3)	(5,679)
Shares and options issued under stock plans	34,044	—	—	311,438	21	34,023

Balance - December 31, 2024	1,149,913	997,493	(23,747)	32,527,244	2,170	173,997

Net earnings	154,845	154,845	—	—	—	—
Other comprehensive income	65,294	—	65,294	—	—	—
Dividends ($.96 per share)	(30,942)	(30,942)	—	—	—	—
Repurchases of common stock, including excise tax	(109,182)	—	—	(684,927)	(46)	(109,136)
Shares and options issued under stock plans	27,485	—	—	215,804	15	27,470

Balance - December 31, 2025	$1,257,413	$1,121,396	$41,547	32,058,121	$2,139	$92,331

See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net earnings	$154,845	$128,475	$108,543

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,690	47,973	54,935
Stock compensation expense	18,057	16,675	16,052
Deferred income taxes	6,262	(6,779)	(10,814)
(Recovery of) provision for credit losses	(97)	299	37
Unrealized gain on foreign currency transactions and deferred compensation	(680)	(100)	(733)
Asset impairment charge and (gain) loss on disposal of assets	(58)	1,664	7,031
Change in fair value of contingent consideration liability	—	(91)	(11,300)
Changes in assets and liabilities, net of acquired balances
Accounts receivable	(20,853)	5,582	6,969
Inventories	3,635	(22,791)	10,530
Prepaid expenses and other current assets	(1,332)	225	(3,540)
Accounts payable and accrued expenses	11,292	9,065	3,552
Income taxes	(1,070)	(583)	2,194
Other	865	2,385	305
Net cash provided by operating activities	216,556	181,999	183,761

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(43,489)	(35,661)	(37,892)
Cash paid for acquisitions, net of cash acquired	(323)	(24,164)	(1,252)
Proceeds from sale of assets	274	359	1,881
Proceeds from settlement of net investment hedge	—	—	2,740
Investment in affiliates	(353)	(270)	(290)
Net cash used in investing activities	(43,891)	(59,736)	(34,813)

Cash flows from financing activities:
Proceeds from revolving loan	88,000	26,000	18,000
Principal payments on revolving debt	(114,000)	(145,569)	(149,000)
Principal payments on finance lease	(194)	(216)	(222)
Proceeds from stock options exercised	9,307	17,228	5,242
Dividends paid	(28,287)	(25,576)	(22,872)
Repurchases of common stock	(107,636)	(5,682)	(4,469)
Net cash used in financing activities	(152,810)	(133,815)	(153,321)

Effect of exchange rate changes on cash	5,200	(3,380)	2,260

Increase (decrease) in cash and cash equivalents	25,055	(14,932)	(2,113)

Cash and cash equivalents beginning of period	49,515	64,447	66,560
Cash and cash equivalents end of period	$74,570	$49,515	$64,447

Supplemental Cash Flow Information - see Note 12
See accompanying notes to consolidated financial statements.

BALCHEM CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data)

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description
Balchem Corporation (“Balchem” or the “Company”), including, unless the context otherwise requires, its wholly-owned subsidiaries, incorporated in the State of Maryland in 1967, is engaged in the development, manufacture and marketing of specialty performance ingredients and products for the food, nutritional, feed, pharmaceutical, agricultural, and performance gases industries.
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

In accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, revenue-generating contracts are assessed to identify distinct performance obligations, allocating transaction prices to those performance obligations, and criteria for satisfaction of a performance obligation. The standard allows for recognition of revenue only when the Company has satisfied a performance obligation through transferring control of the promised good or service to a customer. Control, in this instance, may mean the ability to prevent other entities from directing the use of, and receiving benefit from, a good or service. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. The Company assesses collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

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
Accounts Receivable
Credit terms are granted in the normal course of business to the Company’s customers and on-going credit evaluations are performed on the Company’s customers. In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires that credit losses be reported based on expected losses instead of the incurred loss model. Based on this ASU, customers' credit limits are adjusted based upon their reasonably expected credit worthiness, which is determined through review of their payment history, their current credit information, and any foreseeable future events. Collections and payments from customers are continuously monitored and allowances for credit losses for estimated losses resulting from the inability of the Company’s customers to make required payments are maintained. Estimated losses are based on historical experience, any specific customer collection issues identified, and any reasonably expected future adverse events. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances and related bad debt expense may be required. Accounts receivable, net of allowance for credit losses as of December 31, 2023 amounted to $125,284.

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
Business Concentrations
Financial instruments that subject the Company to credit risk consist primarily of accounts receivable and money market investments. Investments are managed within established guidelines to mitigate risks. Accounts receivable subject the Company to credit risk partially due to the concentration of amounts due from customers. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit histories. In 2025, 2024 and 2023, no customer accounted for more than 10% of total net sales. As of December 31, 2025, one customer accounted for 14% of the Company's accounts receivable. The Company does not believe this concentration presents a significant credit risk based on the customer’s payment history and financial condition. Other than the one customer mentioned above, no other customer accounted for more than 10% of accounts receivable as of December 31, 2025 and 2024.
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
In accordance with ASC 715, “Compensation-Retirement Benefits,” we are required to recognize the overfunded or underfunded status of a defined benefit post retirement plan (other than a multi-employer plan) as an asset or liability in our statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.
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

As of October 1, 2025 and 2024, the Company opted to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. The Company assessed the fair values of its reporting units by utilizing the income approach, based on a discounted cash flow valuation model as the basis for its conclusions. The Company's estimates of future cash flows included significant management assumptions such as revenue growth rates, operating margins, estimated terminal values, and future economic and market conditions. The Company's assessment concluded that the fair values of the reporting units exceeded their carrying amounts, including goodwill. Accordingly, the goodwill of the reporting units was not considered impaired as of October 1, 2025 and 2024. The Company may resume performing the qualitative assessment in subsequent periods.
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
Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. The useful life of an intangible asset is based on our assumptions regarding expected use of the asset; the relationship of the intangible asset to another asset or group of assets; any legal, regulatory or contractual provisions that may limit the useful life of the asset or that enable renewal or extension of the asset’s legal or contractual life without substantial cost; the effects of obsolescence, demand, competition and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset and their related impact on the asset’s useful life. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss. For the year ended December 31, 2025, there were no triggering events which required intangible asset impairment reviews.
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
Use of Estimates
Management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and net sales and expenses during the reporting period. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

Fair Value of Financial Instruments
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2025 and 2024 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
The following fair value hierarchy is used to classify assets and liabilities:
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
Stock-based Compensation
The Company has stock-based employee compensation plans, which are described more fully in Note 2, Stockholders' Equity. The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” which requires all share-based payments, including grants of stock options, to be recognized in the statement of earnings as an operating expense, based on their fair values. The Company estimates the fair value of each option award on the date of grant using either the Black-Scholes model or the Binomial model, whichever is deemed to be most appropriate. Estimates of and assumptions about forfeiture rates, terms, volatility, interest rates and dividend yields are used to calculate stock-based compensation. A significant change to these estimates could materially affect the Company’s operating results.
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

The derivative instruments were with the above single counterparty and were subject to a contractual agreement that provided for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. As such, the derivative instruments were categorized as a master netting arrangement and presented as a net derivative asset or derivative liability on the consolidated balance sheet. The Company settled its derivative instruments on their maturity date of June 27, 2023 and had no other derivatives outstanding as of December 31, 2025 and 2024.

On a quarterly basis through their maturity, we assessed the effectiveness of the hedging relationships for the interest rate swap and cross-currency swap by reviewing the critical terms indicated in the applicable agreement. The hedging relationships were determined to be highly effective. As such, the net change in fair values of the interest rate swap, that qualified as a cash flow hedge, was recorded in accumulated other comprehensive income/(loss) and subsequently reclassified into interest expense as interest payments were made on our debt. For the cross-currency swap, the amounts that have not yet been recognized in earnings remain in the cumulative translation adjustment section of accumulated other comprehensive income until the hedged net investment is sold or liquidated in accordance with paragraphs 815-35-35-5A, "Derivatives and Hedging - Net Investment Hedges", and 830-30-40-1 through 40-1A, "Foreign Currency Matters - Derecognition". Refer to Note 19, Derivative Instruments and Hedging Activities, for detailed information about our derivative financial instruments.
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270) - Narrow-Scope Improvements". The ASU clarifies interim disclosure requirements and the applicability of Topic 270 and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within those those fiscal years. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2025-11 but does not expect the adoption to have a material impact on our consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. The amendment is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment in this Update should be applied on a prospective basis, with retrospective application permitted. The Company adopted this accounting guidance on December 31, 2025 on a prospective basis. Refer to Note 9, Income Taxes for the expanded disclosures.
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

NOTE 2 - STOCKHOLDERS’ EQUITY

Stock-Based Compensation

All share-based payments, including grants of stock options, are recognized in the statements of earnings as operating expenses, based on their fair values.

The Company has made an estimate of expected forfeitures, based on its historical experience, and is recognizing compensation cost only for those stock-based compensation awards expected to vest.
The Company’s results for the years ended December 31, 2025, 2024 and 2023 reflected the following compensation cost and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the Year Ended December 31,
	2025	2024	2023
Cost of sales	$1,643	$1,716	$1,900
Operating expenses	16,414	14,960	14,152
Net earnings	(14,100)	(12,865)	(12,375)

On December 31, 2025, the Company had one share-based compensation plan under which awards may be granted, which is described below.

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

The shares to be issued upon exercise of the outstanding options have been approved, reserved and are adequate to cover all exercises. As of December 31, 2025, the Amended 2017 Plan had 680,970 shares available for future awards.
The fair value of each option award issued under the Company’s stock plans is estimated on the date of grant using either the Black-Scholes model or the Binomial model, whichever is deemed to be most appropriate. For the years ended December 31, 2025, 2024, and 2023, the fair value of each option grant uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options is based on the Company’s historical experience of employees’ exercise behavior. Dividend yields are based on the Company’s historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

	Year Ended December 31,
Weighted Average Assumptions:	2025	2024	2023
Expected Volatility	26.0%	28.4%	28.1%
Expected Term (in years)	5.2	5.0	4.8
Risk-Free Interest Rate	4.5%	4.1%	3.9%
Dividend Yield	0.6%	0.6%	0.5%
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
The Company also has performance share (“PS”) awards, which provide the recipients the right to receive a certain number of shares of the Common Stock in the future, subject to certain performance hurdles, depending on the date of the grant: (1) an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period (typically three years), (2) a relative total shareholder return (“TSR”) market condition where vesting is dependent upon the Company’s TSR performance over the performance period (typically three years) relative to a comparator group consisting of the Russell 2000 index constituents, or (3) an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period (typically three years) and modified based on the Company's TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents.
Performance Share expense is measured based on the fair value at the date of grant. A Monte-Carlo simulation has been used to estimate the fair value. The assumptions used in the fair value determination were risk free interest rates of 4.3%, 4.2%, and 4.2%; dividend yields of 0.0%, 0.0%, and 0.5%; volatilities of 26%, 25%, and 32%; and initial TSR’s of -8.8%, 10.3%, and 4.2% in each case for the years ended December 31, 2025, 2024, and 2023, respectively. Expense is based on the estimated number of shares expected to vest, assuming the requisite service period is rendered and the probable outcome of the performance condition is achieved. The estimate is revised if subsequent information indicates that the actual number of shares likely to vest differs from previous estimates. Expense is ultimately adjusted based on the actual achievement of service and performance targets. The Performance Shares will cliff vest 100% at the end of the third year following the grant in accordance with the performance metrics set forth. Grants may be subject to a mandatory holding period of one year from the vesting date. For PS awards granted in 2024 and 2025, grants are subject to such holding period.
Compensation expense for stock options and stock awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options, three years for employee restricted stock awards, three years for employee performance share awards, and one to three years for non-employee director restricted stock awards.
A summary of stock option plan activity for 2025, 2024, and 2023 for all plans is as follows:

	2025		2024		2023
	# of Shares (000s)	Weighted Average Exercise Price	# of Shares (000s)	Weighted Average Exercise Price	# of Shares (000s)	Weighted Average Exercise Price
Outstanding at beginning of year	962	$114.81	1,078	$104.38	1,045	$99.82
Granted	51	159.18	113	143.43	109	138.09
Exercised	(107)	86.87	(221)	77.81	(64)	81.98
Forfeited	(5)	142.00	(8)	139.64	(11)	131.79
Cancelled	(1)	139.81	—	—	(1)	138.07
Outstanding at end of year	900	$120.48	962	$114.81	1,078	$104.38

Exercisable at end of year	630	$109.52	603	$99.59	720	$88.49

The aggregate intrinsic value for outstanding stock options was $29,888, $46,346 and $47,889 at December 31, 2025, 2024 and 2023, respectively, with a weighted average remaining contractual term of 5.2 years at December 31, 2025. Exercisable stock options at December 31, 2025 had an aggregate intrinsic value of $27,618 with a weighted average remaining contractual term of 4.2 years.

Other information pertaining to option activity during the years ended December 31, 2025, 2024 and 2023 is as follows:

	Years Ended December 31,
	2025	2024	2023
Weighted-average fair value of options granted	$48.86	$44.52	$40.91
Total intrinsic value of stock options exercised ($000s)	$7,756	$18,631	$3,241

Additional information related to stock options outstanding under all plans at December 31, 2025 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares Outstanding (000s)	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Exercise Price
$60.85 - $85.33	159	2.5	$79.64	159	$79.64
$85.40 - $120.60	273	3.6	107.34	273	107.34
$125.71 - $159.18	468	7.1	142.06	198	136.61
	900	5.2	$120.48	630	$109.52
Non-vested restricted stock activity for the years ended December 31, 2025, 2024 and 2023 is summarized below:

	2025		2024		2023
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance at beginning of year	122	$141.62	116	$133.06	122	$124.42
Granted	69	158.35	51	147.98	40	137.20
Vested	(39)	138.11	(39)	124.63	(42)	112.30
Forfeited	(5)	149.08	(6)	140.70	(4)	128.06
Non-vested balance at end of year	147	$150.15	122	$141.62	116	$133.06

Non-vested performance share activity for the years ended December 31, 2025, 2024 and 2023 is summarized below:

	2025		2024		2023
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance at beginning of year	79	$150.73	76	$135.25	70	$127.69
Granted	50	147.96	47	152.28	42	139.66
Vested	(44)	130.29	(44)	106.57	(36)	98.84
Forfeited	(4)	152.69	—	—	—	—
Non-vested balance at end of year	81	$160.14	79	$150.73	76	$135.25

As of December 31, 2025, 2024 and 2023, there was $19,889, $20,035 and $18,817, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. As of December 31, 2025, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.2 years.
Repurchases of Common Stock
On December 9, 2025, the Company's Board of Directors approved a new stock repurchase program (the "December 2025 program"), which replaced the previously approved June 1999 program. The December 2025 program authorizes the repurchases of up to and including 4,000,000 shares of the Company's ordinary shares. This new stock repurchase program has no expiration date, does not oblige the Company to acquire any particular amount of the Company's ordinary shares, and may be terminated at any time. As of December 9, 2025, the 1999 program was terminated and all remaining authorized shares (5,742 shares) were expired. Since the inception of the December 2025 program, a total of 69,659 shares have been repurchased.
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
During 2025, 2024, and 2023, the Company purchased 684,927, 38,922, and 32,558 shares, respectively, from open market purchases and from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes. These shares were purchased at an average cost of $158.27, $145.99, and $137.29 per share, respectively.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company records the applicable excise taxes payable related to repurchases of our common stock as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in other accrued liabilities on our consolidated balance sheet. The excise tax payable was $779 and $0 as of December 31, 2025 and 2024, respectively.

NOTE 3 - INVENTORIES
Inventories, net of reserves at December 31, 2025 and 2024 consisted of the following:

	2025	2024
Raw materials	$41,858	$45,319
Work in progress	6,527	4,510
Finished goods	83,064	80,973
Total inventories	$131,449	$130,802
On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reserved, if necessary. The reserve for inventory was $3,414 and $4,207 at December 31, 2025 and 2024, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31, 2025 and 2024 are summarized as follows:

	2025	2024
Land	$12,428	$11,690
Building	116,395	106,954
Equipment	340,322	315,001
Construction in progress	95,229	77,508
	564,374	511,153
Less: Accumulated depreciation	257,726	228,999
Property, plant and equipment, net	$306,648	$282,154

Geographic area data - long-lived assets (excluding intangible assets):

	2025	2024
United States	$216,857	$204,397
Foreign Countries	89,791	77,757
Total	$306,648	$282,154
Depreciation expense was $28,199, $28,211 and $26,373 for the years ended December 31, 2025, 2024 and 2023, respectively.
In accordance with Topic 360, the Company reviews long-lived assets for impairment on an annual basis and also whenever events indicate that the carrying amount of the assets may not be fully recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. Included in "General and administrative expenses" was $521 of restructuring-related impairment charges related to an asset that was held for sale for the year ended December 31, 2024. Included in “General and administrative expenses” were restructuring-related impairment and asset disposal charges of $7,764 related to building, equipment, and construction in progress mainly in the Human Nutrition and Health and the Animal Nutrition and Health segments for the year ended December 31, 2023. There were no such charges for the year ended December 31, 2025.

NOTE 5 - INTANGIBLE ASSETS
The Company had goodwill in the amount of $816,375 and $780,030 as of December 31, 2025 and 2024, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The increase in goodwill is primarily due to foreign currency translation adjustments.

	Human Nutrition and Health	Animal Nutrition and Health	Specialty Products	Other and Unallocated	Total
Goodwill as of December 31, 2023	$673,207	$24,469	$81,175	$56	$778,907
Goodwill as a result of an acquisition	19,376	—	—	—	19,376
Impact due to change in foreign exchange rates	(14,308)	(495)	(3,443)	(7)	(18,253)
Goodwill as of December 31, 2024	678,275	23,974	77,732	49	780,030
Goodwill as a result of an acquisition	823	—	—	—	823
Impact due to change in foreign exchange rates	27,417	938	7,167	—	35,522
Goodwill as of December 31, 2025	$706,515	$24,912	$84,899	$49	$816,375

As of December 31, 2025 and 2024, the Company had identifiable intangible assets as follows:

		2025		2024
	Amortization Period (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	10-20	$370,763	$237,769	$354,051	$221,567

Trademarks and trade names	2-17	52,256	43,655	50,971	41,417
Developed technology	5-12	42,385	23,415	40,074	20,362
Other	2-18	25,178	22,454	25,154	21,854
Other intangible assets with finite lives		$119,819	$89,524	$116,199	$83,633
Amortization of identifiable intangible assets was $16,993, $19,244 and $28,035 for 2025, 2024 and 2023, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense is approximately $17,415 in 2026, $16,878 in 2027, $16,408 in 2028, $15,991 in 2029, and $15,604 in 2030. At December 31, 2025 and 2024, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350, “Intangibles-Goodwill and Other.” Identifiable intangible assets are reflected in "Customer relationships and lists, net" and "Other intangible assets with finite lives, net" on the Company’s consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization in 2025 and 2024.
The Federal Insecticide, Fungicide and Rodenticide Act, (“FIFRA”), a health and safety statute, requires that certain products within our Specialty Products segment must be registered with the U.S. Environmental Protection Agency (the "EPA") because they are considered pesticides. Costs of such registrations are included in Other in the table above.

NOTE 6 – EQUITY-METHOD INVESTMENT
In 2013, the Company and Eastman Chemical Company formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of the Company’s St. Gabriel aqueous choline chloride plant. The Company contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016. St. Gabriel CC Company, LLC is a Variable Interest Entity ("VIE") because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. The Company generally receives up to 2/3 of the production offtake capacity, which (percentage of offtake) may be adjusted from time to time to the extent the owners agree as such, and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since the Company is not the primary beneficiary as the Company does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. The Company recognized a loss of $491, $489, and $509 for the years ended December 31, 2025, 2024, and 2023, respectively, relating to its portion of the joint venture’s expenses in other expense. The Company made capital contributions to the investment totaling $353, $269, and $290 for the years ended December 31, 2025, 2024, and 2023 respectively. The carrying value of the joint venture at December 31, 2025 and 2024 was $3,717 and $3,856, respectively, and is recorded in "Other non-current assets" on the consolidated balance sheets.

NOTE 7 – REVOLVING LOAN
On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility, due on July 27, 2027. The 2022 Credit Agreement allows for up to $550,000 of borrowing. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company's discretion. As of December 31, 2025 and 2024, the total balance outstanding on the 2022 Credit Agreement amounted to $164,000 and $190,000, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the 2022 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2022 Credit Agreement, and the interest rate was 4.84% at December 31, 2025. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2022 Credit Agreement and ranges from 0.150% to 0.225% (0.150% at December 31, 2025). The unused portion of the revolving loan amounted to $386,000 at December 31, 2025. The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the 2022 Credit Agreement. Capitalized costs net of accumulated amortization totaled $455 and $743 at December 31, 2025 and 2024, respectively, and are included in "Other non-current assets" on the consolidated balance sheets. Amortization expense pertaining to these costs totaled $288, $287, and $287 for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in "Interest expense" in the accompanying consolidated statements of earnings.
The 2022 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At December 31, 2025, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 8 - NET EARNINGS PER COMMON SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per common share:

	Year Ended December 31,
	2025	2024	2023
Net Earnings - Basic and Diluted	$154,845	$128,475	$108,543

Share (000s)
Weighted Average Common Shares - Basic	32,265	32,332	32,108
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	339	386	340
Weighted Average Common Shares - Diluted	32,604	32,718	32,448

Net Earnings Per Share - Basic	$4.80	$3.97	$3.38
Net Earnings Per Share - Diluted	$4.75	$3.93	$3.35
The number of anti-dilutive shares were 227,120, 230,302, and 354,619 for the years ended December 31, 2025, 2024, and 2023. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 9 - INCOME TAXES
The Company’s effective tax rate for 2025, 2024 and 2023 was 22.2%, 22.8%, and 20.9%, respectively. The decrease from 2024 to 2025 is primarily due to a decrease in certain state and foreign taxes partially offset by lower tax benefits from stock-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax provisions, was signed into law in the United States. While the OBBBA did not have material impact on the Company's annual effective tax rate in 2025, the Company will continue to assess its impact for future reporting periods.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it believes that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in its operations and the expected timing of the reversals of existing temporary differences.

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
Effective for the year ended December 31, 2025, the Company adopted ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", using the prospective transition method. The following table reconciles the difference between the provision for income taxes and the amount computed by applying the Federal statutory rate of 21.0% after the adoption of ASU 2023-09:

	2025
	Amount	Percent
Income tax at Federal statutory rate	$41,796	21.0%
State and local income tax, net of federal (national) income tax effect	3,143	1.6%
Foreign tax effects	1,044	0.5%
Effect of cross-border tax laws:
Foreign-derived intangible income (FDII)	(1,608)	(0.8)%
Global intangible low-tax income (GILTI)	515	0.3%
Subpart F income	56	—%
Tax credits:
R&D tax credits	(1,045)	(0.5)%
Nontaxable or nondeductible items:
Share-based payment awards	960	0.5%
Changes in unrecognized tax benefits	(265)	(0.1)%
Other	(411)	(0.3)%
Total income tax provision	$44,185	22.2%

As of December 31, 2025, the majority of state and local taxes were concentrated in California, New Jersey and Utah.
The following table reconciles the difference between the provision for income taxes and the amount computed by applying the Federal statutory rate of 21.0% before the adoption of ASU 2023-09:

	2024	2023

Income tax at Federal statutory rate	$34,955	$28,825
State income taxes, net of Federal income taxes	2,284	2,513
Change in foreign tax reserves	2,146	—
Stock options	(1,904)	(1,004)
Foreign-derived intangible income (FDII)	(1,562)	(1,752)
Foreign rate differential	1,024	946
Other	1,035	(810)
Total income tax provision	$37,978	$28,718
The following table states earnings before income tax expense between domestic and foreign for the year ended December 31, 2025 after the adoption of ASU 2023-09:

2025
Domestic	$173,022
Foreign	26,008
Total earnings before income tax expense	$199,030

Income tax expense consists of the following:

	2025	2024	2023
Current:
Federal	$29,592	$30,208	$27,306
Foreign	5,972	10,376	7,634
State	2,507	4,173	4,403
Deferred:
Federal	5,555	(2,442)	(7,737)
Foreign	106	(3,192)	(2,285)
State	453	(1,145)	(603)
Total income tax expense	$44,185	$37,978	$28,718
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 were as follows:

	2025	2024
Deferred tax assets:
Inventories	$905	$2,437
Share-based compensation	5,223	4,476
Lease liabilities	4,033	4,296
Research and development	6,658	12,838
Other	4,510	5,658
Total deferred tax assets	21,329	29,705
Deferred tax liabilities:
Amortization	$(41,810)	$(38,532)
Depreciation	(26,871)	(26,234)
Prepaid expenses	(392)	(306)
Foreign currency and interest rate swaps	(646)	(642)
Right of use assets	(3,810)	(4,032)
Other	(1,921)	(3,656)
Total deferred tax liabilities	(75,450)	(73,402)

Valuation allowance	(22)	(25)

Net deferred tax liability	$(54,143)	$(43,722)
As of December 31, 2025, the Company has state income tax net operating loss (NOL) carryforwards of $285. The state NOL carryforwards will expire between 2026 and 2035. The Company believes that the benefit from the state NOL carryforwards will not be realized, therefore, a valuation allowance has been established in the amount of $22.
Provisions of ASC 740-10 clarify whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term obligations on the Company’s consolidated balance sheets, is as follows:

	2025	2024	2023
Balance at beginning of period	$6,720	$4,650	$5,815
Increases for tax positions of prior years	1,179	3,211	1,353
Decreases for tax positions of prior years	(1,168)	(1,141)	(2,518)
Balance at end of period	$6,731	$6,720	$4,650
All of Balchem's unrecognized tax benefits, if recognized in future periods, would impact the Company's effective tax rate in such future periods.

The Company recognizes both interest and penalties as part of the income tax provision. During the years ended December 31, 2025, 2024 and 2023, these amounts decreased by $2, increased by $939, and decreased by $322, respectively. As of December 31, 2025 and 2024, accrued interest and penalties were $2,350 and $2,352, respectively.
Balchem files income tax returns in the U.S. and in various states and foreign countries. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2021.
The European Union (“EU”) member states formally adopted the EU’s Pillar Two Directive, which was established by the Organization for Economic Co-operation and Development. Pillar Two generally provides for a 15 percent minimum effective tax rate for the jurisdictions where multinational enterprises operate. While it did not have material impact on the Company's tax provision or effective tax rate in 2025 and the Company does not anticipate that this will have a material impact for future reporting periods, the Company continues to monitor evolving tax legislation in the jurisdictions in which it operates.
The following table presents cash paid for income taxes by jurisdiction for the year ended December 31, 2025 in accordance with ASU 2023-09:

2025
Jurisdiction
Federal	$27,255
State and local	2,860
Foreign
Belgium	3,444
Norway	2,589
All other jurisdictions	1,601
Total cash paid for income taxes (net of refunds received)	$37,749
Cash paid for income taxes (net of refunds received) were $42,643 and $35,725 for the years ended December 31, 2024 and 2023, respectively.

NOTE 10 - SEGMENT INFORMATION
Balchem Corporation reports three reportable segments: Human Nutrition and Health, Animal Nutrition and Health, and Specialty Products. The reportable segments are organized based on the end use of the products manufactured and sold. Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated."
Human Nutrition and Health
The Human Nutrition and Health ("HNH") segment provides human grade choline nutrients and mineral amino acid chelated products through this segment for nutrition and health applications. Choline is recognized to play a key role in the development and structural integrity of brain cell membranes in infants, processing dietary fat, reproductive development and neural functions, such as memory and muscle function. The Company's mineral amino acid chelates, specialized mineral salts, and mineral complexes are used as raw materials for inclusion in premier human nutrition products; proprietary technologies have been combined to create an organic molecule in a form the body can readily assimilate. Sales growth for human nutrition applications is reliant on differentiation from lower-cost competitive products through scientific data, intellectual property and customers' appreciation of brand value. Consequently, the Company makes investments in such activities for long-term value differentiation. This segment also manufactures specialty vitamin K2, which plays a crucial role in the human body for bone health, heart health and immunity, and methylsulfonylmethane ("MSM"), which is a widely used nutritional ingredient that helps provide benefits for joint health, sports nutrition, skin and beauty, and healthy aging. This segment also serves the food and beverage industry for beverage, bakery, dairy, confectionary, and savory manufacturers. The Company partners with its customers from ideation through commercialization to bring on-trend beverages, baked goods, confections, dairy and meat products to market. The Company has expertise in trends analysis and product development. With its strong manufacturing capabilities in customized spray dried and emulsified powders, extrusion and agglomeration, blended lipid systems, liquid flavor delivery systems, juice and dairy bases, chocolate systems, ice cream bases and variegates, the Company is a one-stop solutions provider for beverage and dairy product development needs. Additionally, this segment provides microencapsulation solutions to a variety of applications in food, pharmaceutical and nutritional ingredients to enhance performance of nutritional fortification, processing, mixing, and packaging applications and shelf life. Major product applications are baked goods, refrigerated and frozen dough systems, processed meats, seasoning blends, confections, sports and protein bars, dietary plans, and nutritional supplements. The Company also creates cereal systems for ready-to-eat cereals, grain-based snacks, and cereal based ingredients.
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
The Company’s performance gases and chemicals are distributed worldwide in specially designed, reusable and recyclable drum and cylinder packaging, to assure compliance with safety, quality and environmental standards as outlined by the applicable regulatory agencies in the countries our products are shipped to. The Company’s inventory of these specially built drums and cylinders, along with its five filling facilities, represents a significant capital investment. The Company also sells single use canisters for use in sterilizing reusable devices typically processed in autoclave units in hospitals.
The Company’s micronutrient agricultural nutrition business sells chelated minerals primarily to producers of high value crops. The Company has a unique and patented two-step approach to solving mineral deficiency in plants to optimize health, yield and shelf life. First, the Company determines optimal mineral balance for plant health. The Company then has a foliar applied Metalosate® product range, utilizing patented amino acid chelate technology. Its products quickly and efficiently deliver mineral nutrients. As a result, the farmer/grower gets healthier crops that are more resistant to disease and pests, larger yields and healthier food for the consumer with extended shelf life for produce being shipped long distances.
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

Pursuant to ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures", the significant segment information is summarized as follows:

	For the Year Ended December 31, 2025
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$659,387		$230,852		$140,976		$5,946		$1,037,161
Cost of sales	415,102	(1)	180,292	(1)	63,611	(1)	7,523	(1)	666,528
Gross margin	244,285		50,560		77,365		(1,577)		370,633
Operating expenses	90,379	(2)	31,873	(3)	34,464	(4)	4,591	(5)	161,307
Earnings from operations	153,906		18,687		42,901		(6,168)		209,326
Other expenses:
Interest expense, net									10,219
Other expense									77
									10,296
Earnings before income tax expense									199,030
Income tax expense									44,185
Net earnings									$154,845

(1) Cost of sales are primarily comprised of raw materials consumed in the manufacture of product, as well as manufacturing labor, depreciation expense, and other overhead expense necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight costs, outbound freight costs for shipping products to customers, warehousing costs, quality control and obsolescence expense.

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

(5) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

	For the Year Ended December 31, 2024
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$600,258		$214,710		$132,749		$5,967		$953,684
Cost of sales	378,411	(6)	171,409	(6)	59,449	(6)	8,209	(6)	617,478
Gross margin	221,847		43,301		73,300		(2,242)		336,206
Operating expenses	85,890	(7)	29,288	(8)	33,394	(9)	4,725	(10)	153,297
Earnings from operations	135,957		14,013		39,906		(6,967)		182,909
Other expenses:
Interest expense, net									16,528
Other income									(72)
									16,456
Earnings before income tax expense									166,453
Income tax expense									37,978
Net earnings									$128,475

(6) Cost of sales are primarily comprised of raw materials consumed in the manufacture of product, as well as manufacturing labor, depreciation expense, and other overhead expense necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight costs, outbound freight costs for shipping products to customers, warehousing costs, quality control and obsolescence expense.

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

(10) Operating expenses within Other and Unallocated are primarily comprised of transaction and integration costs.

	For the Year Ended December 31, 2023
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$550,751		$238,326		$125,965		$7,397		$922,439
Cost of sales	366,539	(11)	183,827	(11)	62,183	(11)	7,834	(11)	620,383
Gross margin	184,212		54,499		63,782		(437)		302,056
Operating expenses	81,793	(12)	26,923	(13)	29,203	(14)	4,944	(15)	142,863
Earnings from operations	102,419		27,576		34,579		(5,381)		159,193
Other expenses:
Interest expense, net									22,613
Other income									(681)
									21,932
Earnings before income tax expense									137,261
Income tax expense									28,718
Net earnings									$108,543

(11) Cost of sales are primarily comprised of raw materials consumed in the manufacture of product, as well as manufacturing labor, depreciation expense, and other overhead expense necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight costs, outbound freight costs for shipping products to customers, warehousing costs, quality control and obsolescence expense.

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

(15) Operating expenses within Other and Unallocated are primarily comprised of transaction and integration costs, and unallocated amortization expense related to an intangible asset in connection with a company-wide ERP system implementation.

Business Segment Assets

	2025	2024
HNH	$1,243,522	$1,185,962
ANH	176,608	161,243
SP	172,076	161,283
Other and Unallocated (16)	94,046	66,883
Total	$1,686,252	$1,575,371

(16) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.
Depreciation/Amortization

	2025	2024	2023
HNH	$30,119	$31,668	$38,568
ANH	7,282	8,233	7,876
SP	7,365	7,044	7,278
Other and Unallocated	924	1,028	1,213
Total	$45,690	$47,973	$54,935

Capital Expenditures

	2025	2024	2023
HNH	$21,218	$17,570	$26,415
ANH	16,830	13,201	6,993
SP	4,628	4,050	3,535
Other and Unallocated	517	327	331
Total	$43,193	$35,148	$37,274

NOTE 11 - REVENUE
Revenue Recognition

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration we expect to realize in exchange for those goods.

The following table presents revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	2025	2024	2023
Product Sales Revenue	$1,035,272	$951,947	$919,951
Royalty Revenue	1,889	1,737	2,488
Total Revenue	$1,037,161	$953,684	$922,439

The following table presents revenues disaggregated by geography, based on customers' delivery addresses:

	2025	2024	2023
United States	$759,448	$723,300	$689,601
Foreign Countries	277,713	230,384	232,838
Total	$1,037,161	$953,684	$922,439

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

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:

	2025	2024	2023
Income taxes, net of refunds (see Note 9)	$37,749	$42,643	$35,725
Interest	$10,603	$17,697	$25,933
Non-cash financing and investing activities:

	2025	2024	2023
Dividends payable	$31,044	$28,510	$25,717

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income (loss) were as follows:

	Years Ended December 31,
	2025	2024	2023
Net foreign currency translation adjustment	$65,535	$(32,590)	$16,809

Net change of cash flow hedge (see Note 19 for further information)
Unrealized loss on cash flow hedge	—	—	(1,406)
Tax	—	—	341
Net of tax	—	—	(1,065)

Net change in postretirement benefit plan (see Note 14 for further information)
Prior service (gain) loss arising during the period	(319)	206	132
Amortization of (gain) loss	(5)	(10)	8
Total before tax	(324)	196	140
Tax	83	(44)	(39)
Net of tax	(241)	152	101

Total other comprehensive income (loss)	$65,294	$(32,438)	$15,845
Included in "Net foreign currency translation adjustment" was a loss of $1,455 related to a net investment hedge, net of tax benefits of $471 for the year ended December 31, 2023. There were no such gains or losses for the years ended December 31, 2025 and 2024. The Company settled its derivative instruments on their maturity date of June 27, 2023. See Note 19, Derivative Instruments and Hedging Activities.

Accumulated other comprehensive income (loss) at December 31, 2025 and 2024 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2024	$(24,182)	$435	$(23,747)
Other comprehensive income (loss)	65,535	(241)	65,294
Balance December 31, 2025	$41,353	$194	$41,547

NOTE 14 - EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsors one 401(k) savings plan for eligible employees, which allows participants to make pretax or after tax contributions and the Company matches certain percentages of those contributions. The plan also has a discretionary profit sharing portion and matches 401(k) contributions with shares of the Company’s Common Stock. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. The Company provided for matching 401(k) savings plan contributions of $4,794, $4,644, and $4,381 in 2025, 2024 and 2023, respectively. There were no profit sharing contributions in 2025 and 2024. Profit sharing contributions in 2023 were not material. The Company also sponsors various defined contribution plans for employees working in our foreign operations and matches certain employee contributions. These contributions are deposited into trust funds administered by independent trustees. The Company's contributions to these plans amounted to $814, $555, and $600 in 2025, 2024, and 2023, respectively.

Postretirement Medical Plans
The Company provides postretirement benefits in the form of two unfunded postretirement medical plans; one that is under a collective-bargaining agreement and covers eligible retired employees of the Verona, Missouri facility and a plan for executive officers of the Company who meet eligibility requirements as set forth in the Company's Officer Retiree Program. The Company uses a December 31 measurement date for its postretirement medical plans. In accordance with ASC 715, “Compensation—Retirement Benefits,” the Company is required to recognize the overfunded or underfunded status of a defined benefit post retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.
The actuarial recorded liabilities for such unfunded postretirement benefits are as follows:
Change in benefit obligation:

	2025	2024
Benefit obligation at beginning of year	$1,522	$1,395
Service cost with interest to end of year	115	113
Interest cost	71	55
Participant contributions	19	20
Benefits paid	(67)	(32)
Actuarial gain	(539)	(29)
Benefit obligation at end of year	$1,122	$1,522
Change in plan assets:

	2025	2024
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	48	12
Participant contributions	19	20
Benefits paid	(67)	(32)
Fair value of plan assets at end of year	$—	$—
Amounts recognized in consolidated balance sheet:

	2025	2024
Accumulated postretirement benefit obligation	$(1,122)	$(1,522)
Fair value of plan assets	—	—
Funded status	(1,122)	(1,522)
Unrecognized prior service cost	—	—
Unrecognized net (gain) loss	(10)	8
Net amount recognized in consolidated balance sheet (after ASC 715) (included in "Other long-term obligations")	$(1,122)	$(1,522)
Accrued postretirement benefit cost (included in "Other long-term obligations")	N/A	N/A
Components of net periodic benefit cost:

	2025	2024	2023
Service cost with interest to end of year	$115	$113	$108
Interest cost	71	55	62
Amortization of (gain) loss	(9)	(10)	8
Total net periodic benefit cost	$177	$158	$178

Estimated future employer contributions and benefit payments are as follows:

Year
2026	$36
2027	39
2028	63
2029	80
2030	100
Years 2031-2035	571
Assumptions to determine benefit obligations:

	2025	2024
Discount rate	4.80%	4.85%
Assumptions to determine net cost:

	2025	2024	2023
Discount rate	4.85%	4.15%	4.40%
Defined Benefit Pension Plans
The Company contributes to one multi-employer defined benefit plan under the terms of a collective-bargaining agreement covering its union-represented employees of the Verona, Missouri facility. The risks of participation in this multi-employer plan are different from single-employer plans in the following aspects: (a) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (c) if the Company was to stop participating in its multi-employer plan, the Company would be required to pay that plan an amount based on the underfunded status of the plan, referred to as the withdrawal liability.
The Company’s participation in this plan for the annual period ended December 31, 2025 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN). The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone or critical and declining zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. Finally, the period-to-period comparability of the contributions for 2025 and 2024 was affected by a 4.0% increase in the 2025 contribution rate. There have been no other significant changes that affect the comparability of 2025 and 2024 contributions. The Company does not represent more than 5% of the contributions to this pension fund.

Pension Fund	EIN/Pension Plan Number	Pension Plan Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of Balchem Corporation			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2025	2024		2025	2024	2023
Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Critical as of 1/1/25	Critical as of 1/1/24	Implemented	$1,096	$1,073	$1,020	No	7/12/2029
The Company provides an unfunded defined benefit pension plan for employees working in Belgium. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees.

The actuarial recorded liabilities for such unfunded defined benefit pension plan are as follows:
Change in benefit obligation:

	2025	2024
Benefit obligation at beginning of year	$2,134	$1,660
Service cost with interest to end of year	215	72
Interest cost	81	54
Benefits paid	(206)	(42)
Actuarial loss	389	488
Expenses paid	(10)	—
Exchange rate changes	278	(98)
Benefit obligation at end of year	$2,881	$2,134
Change in plan assets:

	2025	2024
Fair value of plan assets at beginning of year	$1,521	$1,240
Actual return on plan assets	299	216
Employer contributions	209	181
Benefits paid	(206)	(42)
Expenses paid	(10)	—
Exchange rate changes	199	(74)
Fair value of plan assets at end of year	$2,012	$1,521

Amounts recognized in consolidated balance sheet:

	2025	2024
Benefit obligation	$(2,881)	$(2,134)
Fair value of plan assets	2,012	1,521
Funded status	(869)	(613)
Unrecognized prior service cost	N/A	N/A
Unrecognized net (gain)/loss	N/A	N/A
Net amount recognized in consolidated balance sheet (after ASC 715) (included in other long-term obligations)	$(869)	$(613)
Accrued postretirement benefit cost (included in other long-term obligations)	N/A	N/A
Components of net periodic benefit cost:

	2025	2024	2023
Service cost with interest to end of year	$215	$72	$65
Interest cost	81	54	65
Expected return on plan assets	(59)	(40)	(42)
Amortization of net loss	4	—	—
Total net periodic benefit cost	$241	$86	$88

Estimated future benefit payments are as follows:

Year
2026	$—
2027	—
2028	—
2029	15
2030	384
Years 2031-2035	2,086
Assumptions to determine benefit obligations:

	2025	2024
Discount rate	3.75%	3.35%
Assumptions to determine net cost:

	2025	2024	2023
Discount rate	3.35%	3.45%	4.00%
Expected return on assets	3.25%	3.25%	3.25%
Deferred Compensation Plan
The Company maintains an unfunded, non-qualified deferred compensation plan for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, which are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $12,806 as of December 31, 2025, of which $12,781 was included in "Other long-term obligations" and $25 was included in "Accrued compensation and other benefits" on the Company's consolidated balance sheets. The deferred compensation liability was $11,470 as of December 31, 2024, of which $11,449 was included in "Other long-term obligations" and $21 was included in "accrued compensation and other benefits" on the Company’s consolidated balance sheets. The related assets of the irrevocable trust funds (also known as "rabbi trust funds") were $12,798 as of December 31, 2025, of which $12,773 was included in "Other non-current assets" and $25 was included in "Other current assets" on the Company's consolidated balance sheet. The rabbi trust funds were $11,465 as of December 31, 2024 and were included in "Other non-current assets" on the Company's consolidated balance sheets.

NOTE 15 - COMMITMENTS AND CONTINGENCIES
The Company is obligated to make rental payments under non-cancelable operating and finance leases. Aggregate future minimum rental payments required under these leases at December 31, 2025 are disclosed in Note 18, Leases.
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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and the estimated fair values of the Company's financial instruments as defined by ASC 820, "Fair Value Measurement" at December 31, 2025 and 2024 are as follows:

	Carrying Amount	Fair Value Measurements
		Level 1	Level 2	Level 3
December 31, 2025
Assets:
Money market funds (1)	$1,464	$1,464	$—	$—
Rabbi trust funds - current (2)	25	25	—	—
Rabbi trust funds - non-current (2)	12,773	12,773	—	—

December 31, 2024
Assets:
Money market funds (1)	$1,040	$1,040	$—	$—
Rabbi trust funds - non-current (2)	11,465	11,465	—	—

(1) Money market funds are categorized as cash equivalents.
(2) Rabbi trust funds - current and Rabbi trust funds - non-current are included in "Other current assets" and "Other non-current assets" on the consolidated balance sheets, respectively.
The Company's financial instruments also include accounts receivable, accounts payable, and accrued liabilities, which are carried at cost and approximate fair value due to the short-term maturity of these instruments. The carrying value of debt approximates fair value based upon prices of identical or similar instruments in the marketplace, which are considered Level 2 inputs.
In addition, non-current assets includes rabbi trust funds related to the Company's deferred compensation plan. The money market and rabbi trust funds are valued using level 1 inputs, as defined by ASC 820, "Fair Value Measurement."

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
Payments for the services the Company provided amounted to $4,640, $4,425, and $4,363, respectively, for the years ended December 31, 2025, 2024, and 2023. The raw materials purchased and subsequently sold amounted to $39,480, $29,795, and $34,219, respectively, for the years ended December 31, 2025, 2024, and 2023. These services and raw materials are primarily recorded in cost of goods sold, net of the finished goods received from St. Gabriel CC Company, LLC of $32,820, $22,940, and

$28,099, respectively, for the years ended December 31, 2025, 2024, and 2023. At December 31, 2025 and 2024, the Company had receivables of $4,225 and $3,893, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. At December 31, 2025 and 2024, the Company had payables of $3,369 and $2,831, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. In addition, the Company had payables in the amount of $296, related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of both December 31, 2025 and 2024.

NOTE 18 – LEASES
The Company has both real estate leases and equipment leases. The main types of equipment leases include forklifts, trailers, printers and copiers, railcars, and trucks. Leases are categorized as both operating leases and finance leases. The Company elected the practical expedient to combine lease and non-lease components and recognizes the combined amount on the consolidated balance sheet. Management determined that since the Company has a centralized treasury function, the parent company would either fund or guarantee a subsidiary's loan for borrowing over a similar term. As such, the Company's management determined it is appropriate to utilize a corporate based borrowing rate for all locations. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. The Company reviews the discount rates quarterly. Based on the Company's risk rating, the Company applied the following discount rates for new leases entered into during 2025: (1) 1-2 years, 5.45% - 5.62% (2) 3-4 years, 6.04% - 6.21% (3) 5-9 years, 6.38% - 6.55% and (4) 10+ years, 7.10% - 7.27%.

Right of use assets and lease liabilities at December 31, 2025 and 2024 are summarized as follows:

Right of use assets	2025	2024
Operating leases	$14,672	$15,320
Finance lease	1,520	1,730
Total	$16,192	$17,050

Lease liabilities - current	2025	2024
Operating leases	$3,614	$3,134
Finance lease	205	194
Total	$3,819	$3,328

Lease liabilities - non-current	2025	2024
Operating leases	$11,324	$12,967
Finance lease	1,544	1,749
Total	$12,868	$14,716

For the years ended December 31, 2025, 2024, and 2023, the Company's total lease costs were as follows, which included both amounts recognized in profits or losses during the period and amounts capitalized on the balance sheet, and the cash flows arising from lease transactions:

	Year ended December 31,
	2025	2024	2023
Lease Cost
Operating lease cost	$5,444	$5,456	$5,307

Finance Lease cost
Amortization of ROU asset	210	232	242
Interest on lease liabilities	94	105	115
Total finance lease	304	337	357

Total lease cost	$5,748	$5,793	$5,664

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,497	$5,454	$4,757
Operating cash flows from finance leases	94	105	115
Financing cash flows from finance leases	194	216	222
	$5,785	$5,775	$5,094

ROU assets obtained in exchange for new operating lease liabilities, net of ROU asset disposals	$3,358	$1,669	$6,365

Weighted-average remaining lease term - operating leases	5.91 years	9.03 years	9.33 years
Weighted-average remaining lease term - finance leases	7.35 years	8.37 years	9.07 years

Weighted-average discount rate - operating leases	6.7%	7.6%	7.4%
Weighted-average discount rate - finance leases	5.1%	5.1%	5.0%

Rent expense charged to operations under operating lease agreements for 2025, 2024, and 2023 aggregated approximately $5,444, $5,456, and $5,307, respectively.
Aggregate future minimum rental payments required under non-cancelable operating and finance leases at December 31, 2025 are as follows:

Year
2026	$4,769
2027	3,734
2028	2,965
2029	2,497
2030	2,041
Thereafter	4,344
Total undiscounted lease payments	20,350
Less: Present value adjustment	(3,663)
Present value of lease liabilities	$16,687

NOTE 19 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On May 28, 2019, the Company entered into a pay-fixed (2.05%), receive-floating interest rate swap with a notional amount of $108,569 and a maturity date of June 27, 2023, which was designated as cash flow hedge. The net interest income related to the interest rate swap contract was $1,518 for the year ended December 31, 2023. There was no such income or expense during the years ended December 31, 2025 and 2024 as the interest rate swap was settled on its maturity date of June 27, 2023. The net interest income and expense were recorded in the consolidated statements of earnings under "Interest expense, net."
On May 28, 2019, the Company also entered into a pay-fixed (0.00%), receive-fixed (2.05%) cross-currency swap to manage foreign exchange risk related to the Company's net investment in Chemogas, which was designated as net investment hedge. The derivative had a notional amount of $108,569, an effective date of May 28, 2019, and a maturity date of June 27, 2023. The interest income related to the cross-currency swap contract was $1,119 for the year ended December 31, 2023. There was no such income or expense during the years ended December 31, 2025 and 2024 as the cross-currency swap was settled on its maturity date of June 27, 2023. The interest income was recorded in the consolidated statements of earnings under "Interest expense, net."

The Company settled its derivative instruments on their maturity date of June 27, 2023 and had no other derivatives outstanding as of December 31, 2025. The proceeds from the settlement of the cross-currency swap in the amount of $2,740 were classified as investing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2023.

There were no gains and losses on hedging instruments recognized in accumulated other comprehensive income (loss) for the years ended December 31, 2025 and 2024 as the derivative instruments settled on their maturity date of June 27, 2023. Gains and losses on our hedging instruments for the years ended December 31, 2023 were recognized in accumulated other comprehensive income (loss) and categorized as follows:

	Location within Statements of Comprehensive Income
		2023
Cash flow hedge (interest rate swap), net of tax	Unrealized loss on cash flow hedge, net	$(1,065)
Net investment hedge (cross-currency swap), net of tax	Net foreign currency translation adjustment	(1,455)
		$(2,520)

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share data)

	2025				2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$250,519	$255,467	$267,558	$263,617	$239,659	$234,081	$239,940	$240,004
Gross margin	88,168	93,113	95,453	93,899	81,514	82,994	85,361	86,337
Earnings before income taxes	47,940	49,011	52,044	50,035	36,850	41,226	43,893	44,484
Net earnings	37,053	38,278	40,289	39,225	28,986	32,069	33,837	33,583
Basic net earnings per common share	$1.14	$1.18	$1.25	$1.23	$0.90	$0.99	$1.05	$1.05
Diluted net earnings per common share	$1.13	$1.17	$1.24	$1.21	$0.89	$0.98	$1.03	$1.03

BALCHEM CORPORATION
Valuation and Qualifying Accounts
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	Allowance for Credit Losses	Inventory Reserve
Balance - December 31, 2022	$1,226	$2,640
Additions charged to costs and expenses	37	2,450
Adjustments/deductions (a)	(355)	(2,627)

Balance - December 31, 2023	908	2,463
Additions charged to costs and expenses	299	4,123
Adjustments/deductions (a)	(298)	(2,379)

Balance - December 31, 2024	909	4,207
(Recovery of)/Additions to costs and expenses	(97)	3,414
Adjustments/deductions (a)	50	(4,207)

Balance - December 31, 2025	$862	$3,414

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
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
As of December 31, 2025, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework (New Framework) to conduct an assessment of the effectiveness of our internal control over financial reporting. Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2025.
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

Item 9B.    Other Information
No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the year ended December 31, 2025.

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

The other information required by this item is incorporated by reference to the information contained under the headings “Proposal 1: Election of Directors”, “Delinquent Section 16(a) Reports,” and “Corporate Governance” in our Proxy Statement for the 2026 Annual Meeting of Shareholders which will be filed no later than 120 days after December 31, 2025 (the “2026 Proxy Statement”).

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference to the information contained under the headings “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our 2026 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and of Management” and "Equity Compensation Plan Information” in our 2026 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the information contained under the headings “Related Party Transactions” and “Director Independence” in our 2026 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information contained under the heading “Information Relating to Proposal 2. Ratification of Appointment of Independent Registered Public Accounting Firm” of our 2026 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Page Number

	Report of Independent Registered Public Accounting Firm	28

	Consolidated Balance Sheets as of December 31, 2025 and 2024	30

	Consolidated Statements of Earnings for the years ended December 31, 2025, 2024 and 2023	31

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	32

	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023	33

	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	34

	Notes to Consolidated Financial Statements	35

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023	65

3.	Exhibits

2.1
Share Purchase Agreement between Kechu MidCo AS as the Seller and Balchem Corporation and Balchem B.V. as the Buyers regarding the sale and purchase of the shares in Kechu BidCo AS (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on June 15, 2022).

3.1	Balchem Corporation Composite Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2006).

3.2	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 25, 2008).

3.3	Balchem Corporation Articles of Amendment (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 28, 2011).

3.4	By-laws of the Company, as amended and restated as of December 5, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 7, 2022).

3.5	Balchem Corporation Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 20, 2024).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on February 21, 2025).

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

10.6	Amended and Restated Balchem Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 26, 2023).*

10.7	Form of Agreement, Balchem Corporation Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on April 24, 2025).*

10.8	Form of Agreement, Balchem Corporation Performance Share Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on April 24, 2025).*

10.9	Form of Agreement, Balchem Corporation Stock Option Grant Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on February 16, 2024).*

10.10
Form of Agreement, Balchem Corporation Non-Employee Director Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on April 24, 2025).*

10.11
Form of Agreement, Balchem Corporation Stock Option Grant Agreement Non-Employee Director (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on July 26, 2024).*

10.12	Balchem Corporation Officer Retiree Program (filed herewith).*

10.13	Balchem Corporation Director Retiree Program (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 24, 2023).*

10.14
Employment Agreement, dated as of April 22, 2015, between the Company and Theodore L. Harris (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2015).*

10.15	Offer Letter dated January 10, 2019 between the Company and C. Martin Bengtsson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 4, 2019).*

10.16	Theodore L. Harris Stock Option Grant Agreement, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on February 21, 2025).*

10.17	Balchem Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on February 21, 2025).*

10.18	Balchem Executive Severance Policy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2025).*

19.1	Balchem Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on form 10-K filed on February 21, 2025).

21.1	Subsidiaries of Registrant (filed herewith).

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith).

97.1	Balchem Corporation Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed February 16, 2024).*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Each of the Exhibits noted by an asterisk is a management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2026	BALCHEM CORPORATION
By:/s/ Theodore L. Harris
Theodore L. Harris
Chairman, President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Theodore L. Harris
Theodore L. Harris
Chairman, President and Chief Executive Officer
Date: February 20, 2026

/s/ C. Martin Bengtsson
C. Martin Bengtsson
Executive Vice President and Chief Financial Officer
Date: February 20, 2026

/s/ William A. Backus
William A. Backus
Vice President and Chief Accounting Officer
Date: February 20, 2026

/s/ David B. Fischer
David B. Fischer
Director
Date: February 20, 2026

/s/ Kathleen B. Fish
Kathleen B. Fish
Director
Date: February 20, 2026

/s/ Daniel E. Knutson
Daniel E. Knutson
Director
Date: February 20, 2026

/s/ Olivier Rigaud
Olivier Rigaud
Director
Date: February 20, 2026

/s/ Monica Vicente
Monica Vicente
Director
Date: February 20, 2026

/s/ Matthew D. Wineinger
Matthew D. Wineinger
Director
Date: February 20, 2026