Form 10-Q
period 2026-03-31
BALCHEM CORP
filed 2026-04-30
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2026
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 23, 2026, the registrant had 32,129,836 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	March 31, 2026	December 31, 2025
Current assets:	(unaudited)
Cash and cash equivalents	$72,873	$74,570
Accounts receivable, net of allowance for credit losses of $1,148 and $862 at March 31, 2026 and December 31, 2025, respectively	154,232	143,596
Inventories, net	146,743	131,449
Prepaid expenses	8,955	9,778
Other current assets	6,138	6,221
Total current assets	388,941	365,614
Property, plant and equipment, net	303,070	306,648
Goodwill	811,452	816,375
Customer relationships and lists, net	127,678	132,994
Other intangible assets with finite lives, net	28,784	30,295
Right of use assets - operating leases	13,661	14,672
Right of use assets - finance lease	1,469	1,520
Other non-current assets	18,687	18,134
Total assets	$1,693,742	$1,686,252
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$70,729	$60,425
Accrued expenses	51,820	49,288
Accrued compensation and other benefits	12,698	27,896
Dividends payable	169	31,044
Income taxes payable	13,473	3,912
Operating lease liabilities - current	3,444	3,614
Finance lease liabilities - current	207	205
Total current liabilities	152,540	176,384
Revolving loan	169,000	164,000
Deferred income taxes	53,376	54,143
Operating lease liabilities - non-current	10,571	11,324
Finance lease liabilities - non-current	1,492	1,544
Other long-term obligations	21,647	21,444
Total liabilities	408,626	428,839
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 32,128,526 and 32,058,121 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,143	2,139
Additional paid-in capital	89,543	92,331
Retained earnings	1,161,681	1,121,396
Accumulated other comprehensive income	31,749	41,547
Total stockholders' equity	1,285,116	1,257,413
Total liabilities and stockholders' equity	$1,693,742	$1,686,252

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Net sales	$270,709	$250,519

Cost of sales	169,625	162,351

Gross margin	101,084	88,168

Operating expenses:
Selling expenses	21,096	16,926
Research and development expenses	5,881	4,662
General and administrative expenses	18,481	15,565
	45,458	37,153

Earnings from operations	55,626	51,015

Other expenses, net:
Interest expense, net	2,213	2,924
Other expense, net	891	151
	3,104	3,075

Earnings before income tax expense	52,522	47,940

Income tax expense	12,237	10,887

Net earnings	$40,285	$37,053

Net earnings per common share - basic	$1.26	$1.14

Net earnings per common share - diluted	$1.25	$1.13

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Net earnings	$40,285	$37,053

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(10,102)	21,722
Change in postretirement benefit plans	304	(238)
Other comprehensive (loss) income	(9,798)	21,484

Comprehensive income	$30,487	$58,537

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2026 and 2025
(Dollars in thousands, except share and per share data)
(Unaudited)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2025	$1,257,413	$1,121,396	$41,547	32,058,121	$2,139	$92,331
Net earnings	40,285	40,285	—	—	—	—
Other comprehensive loss	(9,798)	—	(9,798)	—	—	—
Repurchases of common stock	(14,923)	—	—	(89,880)	(6)	(14,917)
Shares and options issued under stock plans	12,139	—	—	160,285	10	12,129
Balance - March 31, 2026	$1,285,116	$1,161,681	$31,749	32,128,526	$2,143	$89,543

Balance - December 31, 2024	$1,149,913	$997,493	$(23,747)	32,527,244	$2,170	$173,997
Net earnings	37,053	37,053	—	—	—	—
Other comprehensive income	21,484	—	21,484	—	—	—
Repurchases of common stock	(5,325)	—	—	(32,869)	(2)	(5,323)
Shares and options issued under stock plans	5,576	—	—	117,169	7	5,569
Balance - March 31, 2025	$1,208,701	$1,034,546	$(2,263)	32,611,544	$2,175	$174,243

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$40,285	$37,053

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,491	11,014
Stock compensation expense	5,356	3,810
Deferred income taxes	(187)	(115)
Provision for (recovery of) credit losses	289	(79)
Unrealized loss on foreign currency transactions and deferred compensation	717	24
Loss on disposal of assets and asset impairment	151	65
Changes in assets and liabilities
Accounts receivable	(11,409)	(10,069)
Inventories	(16,216)	(12,897)
Prepaid expenses and other current assets	763	(859)
Accounts payable and accrued expenses	(1,554)	(737)
Income taxes	9,487	9,123
Other	(112)	124
Net cash provided by operating activities	40,061	36,457

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(6,252)	(5,559)
Cash paid for acquisitions, net of cash acquired	—	(323)
Proceeds from sale of assets	2	—
Investment in affiliates	(42)	(30)
Net cash used in investing activities	(6,292)	(5,912)

Cash flows from financing activities:
Proceeds from revolving loan	52,000	29,000
Principal payments on revolving loan	(47,000)	(29,000)
Principal payments on finance leases	(51)	(49)
Proceeds from stock options exercised	6,727	1,668
Dividends paid	(30,769)	(28,263)
Repurchases of common stock	(15,690)	(5,325)
Net cash used in financing activities	(34,783)	(31,969)

Effect of exchange rate changes on cash	(683)	1,810

(Decrease) increase in cash and cash equivalents	(1,697)	386

Cash and cash equivalents beginning of period	74,570	49,515
Cash and cash equivalents end of period	$72,873	$49,901

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All dollar amounts in thousands, except share and per share data)

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the December 31, 2025 consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes, which appear in the Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated financial statements reflect the operations of Balchem Corporation and its subsidiaries (the "Company" or "Balchem"). All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the full year or any interim period.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

Recent Accounting Pronouncements

Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)." The new guidance is intended to enhance transparency and disclosures by requiring public entities to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the consolidated financial statements and related disclosures.

NOTE 2 - STOCKHOLDERS' EQUITY
Stock-Based Compensation
The Company’s results for the three months ended March 31, 2026 and 2025 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the
	Three Months Ended March 31,
	2026	2025
Cost of sales	$531	$438
Operating expenses	4,825	3,372
Net earnings	(4,120)	(2,928)

The Company's omnibus incentive plan ("the Plan") allows for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plan. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of March 31, 2026, the Plan had 503,567 shares available for future awards.

Option activity for the three months ended March 31, 2026 and 2025 is summarized below:

For the Three Months Ended March 31, 2026	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2025	900	$120.48	$29,888
Granted	71	178.68
Exercised	(66)	101.52
Forfeited	—	—
Canceled	(2)	139.31
Outstanding as of March 31, 2026	903	$126.38	$39,577	5.5

Exercisable as of March 31, 2026	653	$114.89	$35,662	4.5

For the Three Months Ended March 31, 2025	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2024	962	$114.81	$46,346
Granted	51	159.18
Exercised	(18)	90.50
Forfeited	—	—
Canceled	—	—
Outstanding as of March 31, 2025	995	$117.53	$48,212	5.6

Exercisable as of March 31, 2025	688	$105.78	$41,408	4.4

ASC 718, "Compensation-Stock Compensation", requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The weighted average fair values of the stock options granted under the Plan were calculated using either the Black-Scholes model or the Binomial model, whichever was deemed to be most appropriate. For the three months ended March 31, 2026, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions:

	Three Months Ended March 31,
	2026	2025
Dividend yields	0.5%	0.6%
Expected volatilities	23.5%	26.0%
Risk-free interest rates	3.8%	4.5%
Expected lives	5.2 years	5.2 years
Other information pertaining to option activity during the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Weighted-average fair value of options granted	$48.90	$48.86
Total intrinsic value of stock options exercised ($000s)	$4,754	$1,388

Non-vested restricted stock activity for the three months ended March 31, 2026 and 2025 is summarized below:

	Three Months Ended March 31,
	2026		2025
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	147	$150.15	122	$141.62
Granted	59	178.34	54	159.11
Vested	(50)	145.25	(28)	138.21
Forfeited	(1)	155.53	(1)	140.76
Non-vested balance as of March 31	155	$162.45	147	$148.68

Non-vested performance share activity for the three months ended March 31, 2026 and 2025 is summarized below:

	Three Months Ended March 31,
	2026		2025
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	81	$160.14	79	$150.73
Granted	50	173.60	50	147.96
Vested	(35)	148.64	(44)	109.95
Forfeited	—	—	(4)	150.11
Non-vested balance as of March 31	96	$171.52	81	$160.14

The Company also has performance share (“PS”) awards, which provide the recipients the right to receive a certain number of shares of the Common Stock in the future, subject to certain performance hurdles, depending on the date of the grant: (1) an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period (typically three years), (2) a relative total shareholder return (“TSR”) market condition where vesting is dependent upon the Company’s TSR performance over the performance period (typically three years) relative to a comparator group consisting of the Russell 2000 index constituents, or (3) an EBITDA performance hurdle, where vesting is dependent upon the Company achieving a certain EBITDA percentage growth over the performance period (typically three years) and modified based on the Company's TSR performance over the performance period relative to a comparator group consisting of the Russell 2000 index constituents. Expense is measured based on the fair value of the grant at the date of grant. A Monte-Carlo simulation has been used to estimate the fair value using the following assumptions:

	Three Months Ended March 31,
	2026	2025
Dividend yields	—%	—%
Expected volatilities	22.8%	25.5%
Risk-free interest rates	3.5%	4.3%
Initial TSR's	16.0%	-8.8%
As of March 31, 2026 and 2025, there were $35,802 and $31,427, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. As of March 31, 2026, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The Company estimates that share-based compensation expense for the year ended December 31, 2026 will be $19,467.

Repurchases of Common Stock
On December 9, 2025, the Company's Board of Directors approved a new stock repurchase program (the "December 2025 program"), which replaced the previously approved June 1999 program. The December 2025 program authorizes the repurchases of up to and including 4,000,000 shares of the Company's ordinary shares. This new stock repurchase program has no expiration date, does not oblige the Company to acquire any particular amount of the Company's ordinary shares, and may be terminated at any time. Since the inception of the December 2025 program, a total of 159,539 shares have been repurchased.
During the three months ended March 31, 2026 and 2025, the Company purchased 89,880 and 32,869 shares, respectively, from open market purchases and from employees on a net-settlement basis to provide cash to employees to cover the associated employee payroll taxes. These shares were purchased at an average cost of $166.03 and $161.99 per share, respectively. The Company records the applicable excise taxes payable related to repurchases of our common stock as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in "Other accrued liabilities" on our condensed consolidated balance sheet. The excise tax payable was $779 as of December 31, 2025. There was no excise tax payable as of March 31, 2026.

NOTE 3 – INVENTORIES
Inventories, net of reserves at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$50,563	$41,858
Work in progress	10,832	6,527
Finished goods	85,348	83,064
Total inventories	$146,743	$131,449

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reserved, if necessary. The reserve for inventory was $3,537 and $3,414 at March 31, 2026 and December 31, 2025, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
Land	$12,299	$12,428
Building	116,549	116,395
Equipment	339,401	340,322
Construction in progress	98,604	95,229
	566,853	564,374
Less: accumulated depreciation	263,783	257,726
Property, plant and equipment, net	$303,070	$306,648

NOTE 5 - INTANGIBLE ASSETS
The Company had goodwill in the amount of $811,452 and $816,375 as of March 31, 2026 and December 31, 2025, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The decrease in goodwill is due to foreign currency translation adjustments.

Identifiable intangible assets with finite lives at March 31, 2026 and December 31, 2025 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at March 31, 2026	Accumulated Amortization at March 31, 2026	Gross Carrying Amount at December 31, 2025	Accumulated Amortization at December 31, 2025
Customer relationships and lists	10-20	$367,849	$240,171	$370,763	$237,769

Trademarks and trade names	2-17	51,656	43,525	52,256	43,655
Developed technology	5-12	41,982	23,898	42,385	23,415
Other	2-18	25,140	22,571	25,178	22,454
Other intangible assets with finite lives		$118,778	$89,994	$119,819	$89,524
Amortization of identifiable intangible assets was $4,399 and $4,060 for the three months ended March 31, 2026 and 2025, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $12,943 for the remainder of 2026, $16,623 for 2027, $16,175 for 2028, $15,761 for 2029, $15,376 for 2030 and $15,258 for 2031. At March 31, 2026 and December 31, 2025, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in "Customer relationships and lists, net" and “Other intangible assets with finite lives, net” on the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the three months ended March 31, 2026 and 2025.

NOTE 6 - EQUITY METHOD INVESTMENT
In January 2014, BCP Ingredients, Inc. ("BCP"), a subsidiary of the Company, and Taminco US Inc. (note: Taminco was subsequently acquired by Eastman Chemical Company) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of BCP’s St. Gabriel aqueous choline chloride plant. BCP contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016, at which point, Taminco US Inc. was succeeded by Taminco US LLC. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. BCP receives the majority of the production offtake capacity, which may be adjusted from time to time to the extent the owners agree as such, and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since BCP is not the primary beneficiary as BCP does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. BCP recognized a loss of $124 and $122 for the three months ended March 31, 2026 and 2025, respectively, relating to its portion of the joint venture's expenses in other expense. BCP made capital contributions to the investment totaling $42 and $30 for the three months ended March 31, 2026 and 2025, respectively. The carrying value of the joint venture at March 31, 2026 and December 31, 2025 was $3,635 and $3,717, respectively, and is recorded in "Other non-current assets" on the condensed consolidated balance sheets.

NOTE 7 – REVOLVING LOAN
On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility, due on July 27, 2027. The 2022 Credit Agreement allows for up to $550,000 of borrowing. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion. As of March 31, 2026 and December 31, 2025, the total balance outstanding on the 2022 Credit Agreement amounted to $169,000 and $164,000, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.
Amounts outstanding under the 2022 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2022 Credit Agreement, and the interest rate was 4.78% at March 31, 2026. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2022 Credit Agreement and ranges from 0.150% to 0.225% (0.150% at March 31, 2026). The unused portion of the revolving loan amounted to $381,000 at March 31, 2026. The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.

Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the 2022 Credit Agreement, which is not materially different than the effective interest method. Capitalized costs net of accumulated amortization were $384 and $455 at March 31, 2026 and December 31, 2025, respectively, and are included in "Other non-current assets" on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $71 for both the three months ended March 31, 2026 and 2025 and are included in "Interest expense, net" in the accompanying condensed consolidated statements of earnings.
The 2022 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At March 31, 2026, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 8– NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended March 31,
	2026	2025
Net Earnings - Basic and Diluted	$40,285	$37,053

Shares (000s)
Weighted Average Common Shares - Basic	31,937	32,440
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	347	367
Weighted Average Common Shares - Diluted	32,284	32,807

Net Earnings Per Share - Basic	$1.26	$1.14
Net Earnings Per Share - Diluted	$1.25	$1.13
The number of anti-dilutive shares were 214,602 and 223,820 for the three months ended March 31, 2026 and 2025, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 9 – INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2026 and 2025, was 23.3% and 22.7%, respectively. The higher effective tax rate for the quarter was primarily due to an increase in certain state taxes.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States which includes a broad range of tax provision. The Company has assessed that the OBBBA will not have a material impact on its estimated annual effective tax rate in 2026.
The Company files income tax returns in the U.S. and in various states and foreign countries. As of March 31, 2026, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2021. The Company had $6,838 and $6,731 of unrecognized tax benefits, which are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets, as of March 31, 2026 and December 31, 2025, respectively. The Company includes interest expense or income as well as potential penalties on uncertain tax positions as a component of "Income tax expense" in the condensed consolidated statements of earnings. Total accrued interest and penalties related to uncertain tax positions at March 31, 2026 and December 31, 2025 were $2,457 and $2,350, respectively, and are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets.
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
Pursuant to ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures", the significant segment information is summarized as follows:

	For the Three Months Ended March 31, 2026
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$171,628		$62,189		$34,727		$2,165		$270,709
Cost of sales	105,772	(1)	47,200	(1)	14,264	(1)	2,389	(1)	169,625
Gross margin	65,856		14,989		20,463		(224)		101,084
Operating expenses	25,836	(2)	9,297	(3)	8,528	(4)	1,797	(5)	45,458
Earnings from operations	40,020		5,692		11,935		(2,021)		55,626
Other expenses:
Interest expense, net									2,213
Other expense, net									891
									3,104
Earnings before income tax expense									52,522
Income tax expense									12,237
Net earnings									$40,285

(1) Cost of sales are primarily comprised of raw materials consumed in the manufacture of product, as well as manufacturing labor, depreciation expense, and other overhead expenses necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight and duty costs, outbound freight costs for shipping products to customers, warehousing costs, quality control and obsolescence expense.

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

(5) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

	For the Three Months Ended March 31, 2025
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$158,457		$57,277		$33,275		$1,510		$250,519
Cost of sales	99,383	(6)	44,917	(6)	15,986	(6)	2,065	(6)	162,351
Gross margin	59,074		12,360		17,289		(555)		88,168
Operating expenses	21,100	(7)	7,124	(8)	7,704	(9)	1,225	(10)	37,153
Earnings from operations	37,974		5,236		9,585		(1,780)		51,015
Other expenses:
Interest expense, net									2,924
Other expense, net									151
									3,075
Earnings before income tax expense									47,940
Income tax expense									10,887
Net earnings									$37,053

(6) Cost of sales are primarily comprised of raw materials consumed in the manufacture of product, as well as manufacturing labor, depreciation expense, and other overhead expenses necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight and duty costs, outbound freight costs for shipping products to customers, warehousing costs, quality control and obsolescence expense.

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

(10) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

Business Segment Assets	March 31, 2026	December 31, 2025
Human Nutrition and Health	$1,250,779	$1,243,522
Animal Nutrition and Health	181,036	176,608
Specialty Products	169,768	172,076
Other and Unallocated (11)	92,159	94,046
Total	$1,693,742	$1,686,252

(11) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

Depreciation/Amortization	Three Months Ended March 31,
	2026	2025
Human Nutrition and Health	$8,647	$7,303
Animal Nutrition and Health	1,859	1,761
Specialty Products	1,755	1,726
Other and Unallocated	230	224
Total	$12,491	$11,014

Capital Expenditures	Three Months Ended March 31,
	2026	2025
Human Nutrition and Health	$3,155	$2,327
Animal Nutrition and Health	2,389	2,344
Specialty Products	597	722
Other and Unallocated	77	28
Total	$6,218	$5,421

NOTE 11 – REVENUE
The following table presents revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2026	2025
Product Sales Revenue	$270,216	$250,061
Royalty Revenue	493	458
Total Revenue	$270,709	$250,519

The following table presents revenues disaggregated by geography, based on customers' delivery addresses:

	Three Months Ended March 31,
	2026	2025
United States	$197,382	$185,722
Foreign Countries	73,327	64,797
Total Revenue	$270,709	$250,519

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the three months ended March 31, 2026 and 2025 for income taxes and interest is as follows:

	Three Months Ended March 31,
	2026	2025
Income taxes	$1,394	$1,443
Interest	$2,320	$3,010

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2026	2025
Net foreign currency translation adjustment (1)	$(10,102)	$21,722

Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of gain	(11)	(2)
Prior service loss (gain) arising during the period	411	(319)
Total before tax	400	(321)
Tax	(96)	83
Net of tax	304	(238)

Total other comprehensive (loss) income	$(9,798)	$21,484

(1) Includes gains of $1,829 and $3,117 on intra-entity foreign currency transactions for the three months ended March 31, 2026 and 2025, respectively.

Accumulated other comprehensive income (loss) at March 31, 2026 and December 31, 2025 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2025	$41,353	$194	$41,547
Other comprehensive (loss) income	(10,102)	304	(9,798)
Balance March 31, 2026	$31,251	$498	$31,749

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

Net periodic benefit costs for such retirement medical plans were as follows:

	Three Months Ended March 31,
	2026	2025
Service cost	$23	$29
Interest cost	13	18
Amortization of gain	(14)	(3)
Net periodic benefit cost	$22	$44

The amounts recorded for these obligations on the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 are $1,112 and $1,122, respectively, and are included in "Other long-term obligations" on the Company's condensed consolidated balance sheets. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $200 per year.

Defined Benefit Pension Plan
On May 27, 2019, the Company acquired Chemogas Holding NV, a privately held specialty gases company headquartered in Grimbergen, Belgium ("Chemogas"), which has an unfunded defined benefit pension plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on the Company's condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were $887 and $869, respectively, and were included in "Other long-term obligations" on the Company's condensed consolidated balance sheets.

Net periodic benefit costs for such benefit pension plan were as follows:

	Three Months Ended March 31,
	2026	2025
Service cost with interest to end of year	$57	$49
Interest cost	26	19
Expected return on plan assets	(17)	(14)
Amortization of loss	3	1
Total net periodic benefit cost	$69	$55

Deferred Compensation Plan

The Company provides an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The Company may, at its discretion, provide matching contributions to eligible employee deferred compensation contributions, with no obligation to make such contributions in future periods. The deferred compensation liability was $13,271 as of March 31, 2026, of which $13,248 was included in "Other long-term obligations" and $23 was included in "Accrued compensation and other benefits" on the Company's condensed consolidated balance sheets. The deferred compensation liability was $12,806 as of December 31, 2025, of which $12,781 was included in "Other long-term obligations" and $25 was included in "Accrued compensation and other benefits" on the Company’s consolidated balance sheets. The related assets of the irrevocable trust funds (also known as "rabbi trust funds") were $13,265 as of March 31, 2026, of which $13,242 was included in "Other non-current assets" and $23 was included in "Other current assets" on the Company's condensed consolidated balance sheet. The rabbi trust funds were $12,798 as of December 31, 2025, of which $12,773 was included in "Other non-current assets" and $25 was included in "Other current assets" on the Company's condensed consolidated balance sheets.

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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2026 and December 31, 2025 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following fair value hierarchy is used to classify assets and liabilities and the table below presents the carrying amounts and the estimated fair values of the Company's financial assets and liabilities measured on a recurring basis as defined by ASC 820, "Fair Value Measurement."
•Level 1 - Inputs are quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
•Level 2 - Inputs include observable inputs other than quoted prices in active markets.
•Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

	Carrying Amount	Fair Value Measurements
		Level 1	Level 2	Level 3
March 31, 2026
Assets:
Money market funds (1)	$1,508	$1,508	$—	$—
Certificates of deposit with maturities of three months or less (2)	23,010	—	23,010	—
Rabbi trust funds - current (3)	23	23	—	—
Rabbi trust funds - non-current (3)	13,242	13,242	—	—

December 31, 2025
Assets:
Money market funds (1)	$1,464	$1,464	$—	$—
Rabbi trust funds - current (3)	25	25	—	—
Rabbi trust funds - non-current (3)	12,773	12,773	—	—

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
Payments for the services the Company provided amounted to $1,117 and $1,127 for the three months ended March 31, 2026 and 2025, respectively. The raw materials purchased and subsequently sold amounted to $9,951 and $9,925 for the three months ended March 31, 2026 and 2025, respectively. These services and raw materials are primarily recorded in cost of goods sold, net of the finished goods received from St. Gabriel CC Company, LLC of $8,045 and $7,918 during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, the Company had receivables of $4,454 and $4,225, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. At March 31, 2026 and December 31, 2025, the Company had payables of $3,420 and $3,369, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. The Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of both March 31, 2026 and December 31, 2025. In addition, the Company had receivables in the amount of $150 related to non-contractual monies owed from St. Gabriel CC Company, LLC, recorded in other current assets as of March 31, 2026.

NOTE 18 – LEASES
The Company has both real estate leases and equipment leases. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the Company applied the following discount rates for new leases entered into during the first quarter of 2026: (1) 1-2 years, 5.02% (2) 3-4 years, 5.61% (3) 5-9 years, 5.95% and (4) 10+ years, 6.67%.
Right of use assets and lease liabilities at March 31, 2026 and December 31, 2025 are summarized as follows:

Right of use assets	March 31, 2026	December 31, 2025
Operating leases	$13,661	$14,672
Finance leases	1,469	1,520
Total	$15,130	$16,192

Lease liabilities - current	March 31, 2026	December 31, 2025
Operating leases	$3,444	$3,614
Finance leases	207	205
Total	$3,651	$3,819

Lease liabilities - non-current	March 31, 2026	December 31, 2025
Operating leases	$10,571	$11,324
Finance leases	1,492	1,544
Total	$12,063	$12,868

For the three months ended March 31, 2026 and 2025, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended March 31,
	2026	2025
Lease Cost
Operating lease cost	$1,302	$1,325

Finance lease cost
Amortization of ROU asset	52	52
Interest on lease liabilities	22	24
Total finance lease	74	76

Total lease cost	$1,376	$1,401

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,303	$1,357
Operating cash flows from finance leases	22	24
Financing cash flows from finance leases	51	49
	$1,376	$1,430

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$133	$1,202

Weighted-average remaining lease term - operating leases	5.61 years	8.84 years
Weighted-average remaining lease term - finance leases	7.00 years	8.12 years

Weighted-average discount rate - operating leases	7.0%	7.6%
Weighted-average discount rate - finance leases	5.1%	5.1%
Rent expense charged to operations under operating lease agreements for the three months ended March 31, 2026 and 2025 aggregated to $1,302 and $1,325, respectively.
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at March 31, 2026 are as follows:

Year
April 1, 2026 to December 31, 2026	$3,540
2027	3,719
2028	2,930
2029	2,506
2030	2,050
2031	1,826
Thereafter	2,573
Total undiscounted lease payments	19,144
Less: Present value adjustment	(3,430)
Present value of lease liabilities	$15,714

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(All amounts in thousands, except share and per share data)

Forward-Looking Statements
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "forecast," "outlook," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," or the negative thereof or variations thereon or similar expressions generally intended to identify forward-looking statements. Actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this report. Factors that might cause differences from the forward-looking statements include those referred to or identified in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2025 and other factors that may be identified elsewhere in this report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Balchem is committed to solving today's challenges to shape a healthier tomorrow by operating responsibly and providing innovative solutions for the health and nutritional needs of the world. Sustainability is at the heart of our company's vision to make the world a healthier place and plays an important role in our strategies and in long-term value creation for our stakeholders. Our framework focuses on the sustainability topics most relevant to our business and stakeholders, and has been fully integrated into our governance structure and everyday operations. We are very proud of our significant progress relating to the Company's corporate social responsibilities and will continue to foster these fundamental principles broadly along our entire value chain, develop new ideas and technologies that help us work smarter, and help build a world that is a better place to live.

As of March 31, 2026, we employed approximately 1,368 full time employees worldwide. We continue to see improvement in the labor markets and we feel that our team has been successful in attracting and retaining skilled and experienced employees in a competitive landscape. Additionally, we continue to enhance and leverage our existing technology capabilities to further optimize productivity and performance, and explore new solutions to drive efficiencies.
Recent Developments
Geopolitical Conflicts
We are monitoring the heightened geopolitical tensions in the Middle East, including conflicts involving Iran, which may have certain effects on our business and broader consequences, including increased energy prices, certain raw material costs, increased freight costs, and volatility in shipping patterns. All above impacts may adversely affect the global economy and may have the effect of heightening the operational risks disclosed in the "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.
Supreme Court Tariff Ruling
In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). While the online portal and process to submit IEEPA tariff refund requests became available on April 20, 2026, the availability, timing, and amount of any potential refunds related to these tariffs remain highly uncertain and are subject to ongoing legal, regulatory, and administrative developments. Following the ruling, the U.S. presidential administration imposed additional tariffs under other statutory authorities, resulting in a rapidly evolving tariff environment. At this time, we cannot reasonably estimate the total financial impact of these developments; however, we do not expect them to have a material effect on our future results of operations or cash flows. We will continue to monitor and evaluate new information as it becomes available.
Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three months ended March 31, 2026 and 2025:

Business Segment Net Sales	Three Months Ended March 31,
(in thousands)	2026	2025
Human Nutrition & Health	$171,628	$158,457
Animal Nutrition & Health	62,189	57,277
Specialty Products	34,727	33,275
Other and Unallocated (1)	2,165	1,510
Total	$270,709	$250,519

Business Segment Earnings From Operations	Three Months Ended March 31,
(in thousands)	2026	2025
Human Nutrition & Health	$40,020	$37,974
Animal Nutrition & Health	5,692	5,236
Specialty Products	11,935	9,585
Other and Unallocated (1)	(2,021)	(1,780)
Total	$55,626	$51,015

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of transaction and integration costs of $895 and $489 for the three months ended March 31, 2026 and 2025, respectively.

Results of Operations - Three Months Ended March 31, 2026 and 2025

Net Earnings

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Net sales	$270,709	$250,519	$20,190	8.1%
Gross margin	101,084	88,168	12,916	14.6%
Operating expenses	45,458	37,153	8,305	22.4%
Earnings from operations	55,626	51,015	4,611	9.0%
Interest and other expenses	3,104	3,075	29	0.9%
Income tax expense	12,237	10,887	1,350	12.4%
Net earnings	$40,285	$37,053	$3,232	8.7%

Net Sales

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Human Nutrition & Health	$171,628	$158,457	$13,171	8.3%
Animal Nutrition & Health	62,189	57,277	4,912	8.6%
Specialty Products	34,727	33,275	1,452	4.4%
Other	2,165	1,510	655	43.4%
Total	$270,709	$250,519	$20,190	8.1%

•The increase in net sales within the Human Nutrition & Health segment for the first quarter of 2026 as compared to the first quarter of 2025 was driven by higher sales within both the nutrients business and the food ingredients and solutions businesses. Total sales for this segment grew 8.3%, with volume and mix contributing 7.1%, the change in foreign currency exchange rates contributing 1.6%, and average selling prices contributing -0.5%.

•The increase in net sales within the Animal Nutrition & Health segment for the first quarter of 2026 compared to the first quarter of 2025 was driven by higher sales in both the monogastric and ruminant species markets. Total sales for this segment increased by 8.6%, with average selling prices contributing 6.5%, the change in foreign currency exchange rates contributing 2.2%, and volume and mix contributing -0.2%.

•The increase in net sales within the Specialty Products segment for the first quarter of 2026 compared to the first quarter of 2025 was due to higher sales in the performance gases business. Total sales for this segment increased by 4.4%, with average selling prices contributing 4.0%, the change in foreign currency exchange rates contributing 3.3%, and volume and mix contributing -2.9%.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Gross margin	$101,084	$88,168	$12,916	14.6%
% of net sales	37.3%	35.2%
Gross margin dollars increased in the first quarter of 2026 compared to the first quarter of 2025 due to the sales growth and manufacturing efficiencies, partially offset by raw material inflation.

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Operating expenses	$45,458	$37,153	$8,305	22.4%
% of net sales	16.8%	14.8%
The increase in operating expenses in the first quarter of 2026 compared to the first quarter of 2025 was primarily due to higher compensation-related costs of $4,901 and higher professional services of $1,403.
Earnings from Operations

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Human Nutrition & Health	$40,020	$37,974	$2,046	5.4%
Animal Nutrition & Health	5,692	5,236	456	8.7%
Specialty Products	11,935	9,585	2,350	24.5%
Other and unallocated	(2,021)	(1,780)	(241)	(13.5)%
Earnings from operations	$55,626	$51,015	$4,611	9.0%

% of net sales (operating margin)	20.5%	20.4%

•Human Nutrition & Health segment earnings from operations increased $2,046 primarily due to a gross margin contribution of $6,782. The increase in gross margin was primarily due to the aforementioned higher sales and a favorable mix, partially offset by certain higher manufacturing input costs. The increase in gross margin was partially offset by an increase in operating expenses of $4,736, primarily due to higher compensation-related costs of $2,281, higher professional services of $561, and higher amortization of $412.

•Animal Nutrition & Health segment earnings from operations increased $456. Gross margin contribution was $2,629, which was driven by the aforementioned higher sales, partially offset by certain higher manufacturing input costs. The increase in gross margin was partially offset by an increase in operating expenses of $2,173, primarily due to higher compensation-related costs of $1,582 and higher professional services of $324.

•Specialty Products segment earnings from operations increased $2,350 primarily due to a gross margin contribution of $3,174. The increase in gross margin was mainly due to the aforementioned higher sales. The increase in gross margin was partially offset by an increase in operating expenses of $824, primarily due to higher compensation-related costs of $928.

Other Expenses

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Interest expense, net	$2,213	$2,924	$(711)	(24.3)%
Other expense, net	891	151	740	490.1%
	$3,104	$3,075	$29	0.9%

Interest expense for the three months ended March 31, 2026 and 2025 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The decrease in net interest expense is primarily due to lower outstanding borrowings and lower interest rates. The increase in net other expense for the three months ended March 31, 2026 and 2025 was primarily related to foreign currency losses.

Income Tax Expense

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Income tax expense	$12,237	$10,887	$1,350	12.4%
Effective tax rate	23.3%	22.7%
The higher effective tax rate was primarily due to an increase in certain state taxes.

Liquidity and Capital Resources
During the three months ended March 31, 2026, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents decreased to $72,873 at March 31, 2026 from $74,570 at December 31, 2025. At March 31, 2026, the Company had $66,825 of cash and cash equivalents held by foreign subsidiaries. We intend to permanently reinvest a significant portion of these foreign-held funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; however, we may also repatriate a portion of cash held by certain foreign subsidiaries to support U.S. liquidity needs and capital allocation priorities. To the extent amounts are repatriated, we could be required to pay applicable withholding taxes on such repatriations. Subsequent to March 31, 2026, we repatriated $23,460 from our Belgium subsidiary to pay down U.S. debt. Working capital was $236,401 at March 31, 2026 as compared to $189,230 at December 31, 2025, an increase of $47,171. Significant cash payments during the three months ended March 31, 2026 included the payment of dividends declared in 2025 of $30,769, repurchases of common stock of $15,690, and capital expenditures and intangible assets acquired of $6,252.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Cash flows provided by operating activities	$40,061	$36,457	$3,604	9.9%
Cash flows used in investing activities	(6,292)	(5,912)	(380)	(6.4)%
Cash flows used in financing activities	(34,783)	(31,969)	(2,814)	(8.8)%

Operating Activities
The increase in cash flows from operating activities was primarily driven by the increases in net earnings, partially offset by the impact from the changes in working capital.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $6,252 and $5,559 for the three months ended March 31, 2026 and 2025, respectively.
Financing Activities
During the three months ended March 31, 2026, we borrowed $52,000 to fund the 2025 dividend, bonus payments, and share repurchases. We made total loan payments of $47,000, resulting in $381,000 available under the 2022 Credit Agreement (see Note 7, Revolving Loan) as of March 31, 2026.

On December 9, 2025, the Company's Board of Directors approved a new stock repurchase program (the "December 2025 program"), which replaced the previously approved June 1999 program. The December 2025 program authorizes the repurchases of up to and including 4,000,000 shares of the Company's ordinary shares. This new stock repurchase program has no expiration date, does not oblige the Company to acquire any particular amount of the Company's ordinary shares, and may be terminated at any time. Since the inception of the December 2025 program, a total of 159,539 shares have been repurchased. We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a share repurchase agreement in compliance with Rule 10b-18 or a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We also repurchase (withhold) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options, as applicable, under the Company's omnibus incentive plan. Such repurchases of shares from employees are funded with existing cash on hand. Repurchases of common stock were $15,690 and $5,325 for the three months ended March 31, 2026 and 2025, respectively.
Proceeds from stock options exercised were $6,727 and $1,668 for the three months ended March 31, 2026 and 2025, respectively. Dividend payments were $30,769 and $28,263 for the three months ended March 31, 2026 and 2025, respectively.

Other Matters Impacting Liquidity
As of March 31, 2026 and December 31, 2025, we have a liability of $6,838 and $6,731, respectively, for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, for which we are unable to reasonably estimate the timing of settlement, if any.
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 14, Employee Benefit Plans. The liabilities recorded in "Other long-term obligations" on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were $1,112 and $1,122, respectively, and the plans are not funded. Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for this obligation on our balance sheets as of March 31, 2026 and December 31, 2025 was $887 and $869, respectively, and was included in "Other long-term obligations" on the condensed consolidated balance sheets.
We provide an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $13,271 as of March 31, 2026, of which $13,248 was included in "Other long-term obligations" and $23 was included in "Accrued compensation and other benefits" on our consolidated balance sheets. The deferred compensation liability was $12,806 as of December 31, 2025, of which $12,781 was included in "Other long-term obligations" and $25 was included in "Accrued compensation and other benefits" on our consolidated balance sheets. The related rabbi trust assets were $13,265 as of March 31, 2026, of which $13,242 was included in "Other non-current assets" and $23 was included in "Other current assets" on the condensed consolidated balance sheets. The rabbi trust assets were $12,798 as of December 31, 2025, of which $12,773 was included in "Other non-current assets" and $25 was included in "Other current assets" on the Company's condensed consolidated balance sheets.

Significant Accounting Policies

There were no changes to our Significant Accounting Policies, as described in our December 31, 2025 Annual Report on Form 10-K, during the three months ended March 31, 2026.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three months ended March 31, 2026. Refer to Note 17, Related Party Transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in checking accounts, certificates of deposit, and money market investment funds. Additionally, as of March 31, 2026, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate (See Note 7, Revolving Loan). The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2022 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at March 31, 2026, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,690. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
(b) Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Information with respect to certain legal proceedings is included in Note 15, Commitments and Contingencies, to our consolidated financial statements for the quarter ended March 31, 2026 contained in this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
In our opinion, we do not expect pending legal matters to have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors identified in the Company's Annual report on Form 10-K for the year ended December 31, 2025. For a further discussion of our Risk Factors, refer to the "Risk Factors" discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases activity for the three months ended March 31, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1-31, 2026	53,543	$158.94	53,543	$616,178,274
February 1-28, 2026	36,337	$176.46	36,337	$677,687,748
March 1-31, 2026	—	$—	—	$677,687,748
First Quarter	89,880		89,880

(1) The Company repurchased shares from open market purchases and/or withheld shares from employees in connection with the tax settlement of vested shares under the Company's omnibus incentive plan.

(2) On December 9, 2025, the Board of Directors of the Company approved a new stock repurchase program which replaced the previously approved June 1999 program. The December 2025 program authorizes the repurchases of up to and including 4,000,000 shares of the Company's ordinary shares. This new stock repurchase program has no expiration date, does not oblige the Company to acquire any particular amount of the Company's ordinary shares, and may be terminated at any time. Since the inception of the new program on December 9, 2025, a total of 159,539 shares have been repurchased under the December 2025 program.

(3) Dollar amounts in this column equal the number of shares remaining available for repurchases under the stock repurchase program as of the last date of the applicable month multiplied by the monthly average price paid per share.

Item 5.     Other Information

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2026.

Item 6.    Exhibits

Exhibit Number	Description
Exhibit 10.1	Form of Agreement, Balchem Corporation Restricted Stock Grant Agreement (filed herewith).*
Exhibit 10.2	Form of Agreement, Balchem Corporation Performance Share Unit Grant Agreement (filed herewith).*
Exhibit 10.3	Form of Agreement, Balchem Corporation Stock Option Grant Agreement (filed herewith).*
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: April 30, 2026