Form 10-Q
period 2026-06-30
BALCHEM CORP
filed 2026-07-31
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2026
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 23, 2026, the registrant had 31,878,021 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	June 30, 2026	December 31, 2025
Current assets:	(unaudited)
Cash and cash equivalents	$63,174	$74,570
Accounts receivable, net of allowance for credit losses of $1,128 and $862 at June 30, 2026 and December 31, 2025, respectively	148,973	143,596
Inventories, net	161,551	131,449
Prepaid expenses	8,527	9,778
Prepaid income taxes	868	—
Other current assets	5,331	6,221
Total current assets	388,424	365,614
Property, plant and equipment, net	304,702	306,648
Goodwill	808,809	816,375
Customer relationships and lists, net	123,728	132,994
Other intangible assets with finite lives, net	27,915	30,295
Right of use assets - operating leases	12,703	14,672
Right of use assets - finance lease	1,417	1,520
Other non-current assets	19,306	18,134
Total assets	$1,687,004	$1,686,252
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$70,451	$60,425
Accrued expenses	51,791	49,288
Accrued compensation and other benefits	19,965	27,896
Dividends payable	166	31,044
Income taxes payable	—	3,912
Operating lease liabilities - current	3,172	3,614
Finance lease liabilities - current	210	205
Total current liabilities	145,755	176,384
Revolving loan	152,000	164,000
Deferred income taxes	52,943	54,143
Operating lease liabilities - non-current	9,895	11,324
Finance lease liabilities - non-current	1,438	1,544
Other long-term obligations	22,595	21,444
Total liabilities	384,626	428,839
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 31,955,534 and 32,058,121 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,132	2,139
Additional paid-in capital	66,741	92,331
Retained earnings	1,206,296	1,121,396
Accumulated other comprehensive income	27,209	41,547
Total stockholders' equity	1,302,378	1,257,413
Total liabilities and stockholders' equity	$1,687,004	$1,686,252

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$283,997	$255,467	$554,706	$505,986

Cost of sales	180,314	162,354	349,939	324,705

Gross margin	103,683	93,113	204,767	181,281

Operating expenses:
Selling expenses	21,137	19,300	42,233	36,226
Research and development expenses	4,534	4,300	10,415	8,962
General and administrative expenses	18,791	18,071	37,272	33,636
	44,462	41,671	89,920	78,824

Earnings from operations	59,221	51,442	114,847	102,457

Other expenses, net:
Interest expense, net	1,938	2,766	4,151	5,690
Other (income) expense, net	(498)	(335)	393	(184)
	1,440	2,431	4,544	5,506

Earnings before income tax expense	57,781	49,011	110,303	96,951

Income tax expense	13,166	10,733	25,403	21,620

Net earnings	$44,615	$38,278	$84,900	$75,331

Net earnings per common share - basic	$1.40	$1.18	$2.66	$2.33

Net earnings per common share - diluted	$1.39	$1.17	$2.63	$2.30

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net earnings	$44,615	$38,278	$84,900	$75,331

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4,534)	43,776	(14,636)	65,498
Change in postretirement benefit plans	(6)	(1)	298	(239)
Other comprehensive (loss) income	(4,540)	43,775	(14,338)	65,259

Comprehensive income	$40,075	$82,053	$70,562	$140,590

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Six Months Ended June 30, 2026 and 2025
(Dollars in thousands, except share and per share data)
(Unaudited)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2025	$1,257,413	$1,121,396	$41,547	32,058,121	$2,139	$92,331
Net earnings	40,285	40,285	—	—	—	—
Other comprehensive loss	(9,798)	—	(9,798)	—	—	—
Repurchases of common stock	(14,923)	—	—	(89,880)	(6)	(14,917)
Shares and options issued under stock plans	12,139	—	—	160,285	10	12,129
Balance - March 31, 2026	1,285,116	1,161,681	31,749	32,128,526	2,143	89,543
Net earnings	44,615	44,615	—	—	—	—
Other comprehensive loss	(4,540)	—	(4,540)	—	—	—
Repurchases of common stock, including excise tax	(29,800)	—	—	(183,249)	(12)	(29,788)
Shares and options issued under stock plans	6,987	—	—	10,257	1	6,986
Balance - June 30, 2026	$1,302,378	$1,206,296	$27,209	31,955,534	$2,132	$66,741

Balance - December 31, 2024	$1,149,913	$997,493	$(23,747)	32,527,244	$2,170	$173,997
Net earnings	37,053	37,053	—	—	—	—
Other comprehensive income	21,484	—	21,484	—	—	—
Repurchases of common stock	(5,325)	—	—	(32,869)	(2)	(5,323)
Shares and options issued under stock plans	5,576	—	—	117,169	7	5,569
Balance - March 31, 2025	1,208,701	1,034,546	(2,263)	32,611,544	2,175	174,243
Net earnings	38,278	38,278	—	—	—	—
Other comprehensive income	43,775	—	43,775	—	—	—
Repurchases of common stock, including excise tax	(33,348)	—	—	(204,965)	(13)	(33,335)
Shares and options issued under stock plans	10,507	—	—	48,975	3	10,504
Balance - June 30, 2025	$1,267,913	$1,072,824	$41,512	32,455,554	$2,165	$151,412

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$84,900	$75,331

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,711	22,417
Stock compensation expense	11,277	9,648
Deferred income taxes	(354)	(124)
Provision for (recovery of) credit losses	274	(108)
Unrealized loss (gain) on foreign currency transactions and deferred compensation	688	(843)
Loss (gain) on disposal of assets and asset impairment	492	(117)
Changes in assets and liabilities
Accounts receivable	(6,452)	(13,262)
Inventories	(31,434)	(13,074)
Prepaid expenses and other current assets	1,935	(618)
Accounts payable and accrued expenses	4,823	8,682
Income taxes	(4,832)	(4,410)
Other	744	187
Net cash provided by operating activities	86,772	83,709

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(17,138)	(12,372)
Cash paid for acquisitions, net of cash acquired	—	(323)
Proceeds from sale of assets	7	267
Investment in affiliates	(95)	(105)
Net cash used in investing activities	(17,226)	(12,533)

Cash flows from financing activities:
Proceeds from revolving loan	80,000	63,000
Principal payments on revolving loan	(92,000)	(63,000)
Principal payments on finance leases	(102)	(97)
Proceeds from stock options exercised	7,742	6,222
Dividends paid	(30,772)	(28,265)
Repurchases of common stock	(44,484)	(38,589)
Net cash used in financing activities	(79,616)	(60,729)

Effect of exchange rate changes on cash	(1,326)	5,465

(Decrease) increase in cash and cash equivalents	(11,396)	15,912

Cash and cash equivalents beginning of period	74,570	49,515
Cash and cash equivalents end of period	$63,174	$65,427

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
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the full year or any interim period.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

Recent Accounting Pronouncements

Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)." The new guidance is intended to enhance transparency and disclosures by requiring public entities to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. While the adoption of ASU 2024-03 is not expected to have an effect on our consolidated financial statements, it is expected to result in incremental disclosures within the notes to our consolidated financial statements.

NOTE 2 - STOCKHOLDERS' EQUITY
Stock-Based Compensation
The Company’s results for the three and six months ended June 30, 2026 and 2025 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the		Increase/(Decrease) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$647	$536	$1,178	$974
Operating expenses	5,274	5,302	10,099	8,674
Net earnings	(4,580)	(4,577)	(8,700)	(7,506)

The Company's omnibus incentive plan ("the Plan") allows for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plan. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of June 30, 2026, the Plan had 505,548 shares available for future awards.

Accounting Standards Codification ("ASC") 718, "Compensation-Stock Compensation", requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The weighted average fair values of the stock options granted under the Plan were calculated using either the Black-Scholes model or the Binomial model, whichever was deemed to be most appropriate. For the six months ended June 30, 2026, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions:

	Six Months Ended June 30,
	2026	2025
Dividend yields	0.5%	0.6%
Expected volatilities	23.5%	26.0%
Risk-free interest rates	3.8%	4.5%
Expected lives	5.2 years	5.2 years
Option activity for the six months ended June 30, 2026 and 2025 is summarized below:

For the Six Months Ended June 30, 2026	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2025	900	$120.48	$29,888	5.2
Granted	71	178.68
Exercised	(77)	100.34
Forfeited	(1)	143.43
Canceled	(2)	139.31
Outstanding as of June 30, 2026	891	$126.79	$38,255	5.3

Exercisable as of June 30, 2026	642	$115.27	$34,455	4.3

For the Six Months Ended June 30, 2025	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2024	962	$114.81	$46,346	5.8
Granted	51	159.18
Exercised	(68)	91.48
Forfeited	—	—
Canceled	—	—
Outstanding as of June 30, 2025	945	$118.88	$38,084	5.6

Exercisable as of June 30, 2025	638	$106.87	$33,375	4.4

Other information pertaining to option activity during the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted-average fair value of options granted	$—	$—	$48.90	$48.86
Total intrinsic value of stock options exercised ($000s)	$813	$3,370	$5,567	$4,759
The Company has Restricted Stock Grant Agreements with the Company's non–employee directors and certain employees, which are subject to time-based vesting requirements. The value of the restricted shares is based on the fair value of the award at the date of grant.

Non-vested restricted stock activity for the six months ended June 30, 2026 and 2025 is summarized below:

	Six Months Ended June 30,
	2026		2025
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	147	$150.15	122	$141.62
Granted	62	177.50	54	159.14
Vested	(51)	144.89	(30)	137.83
Forfeited	(5)	154.65	(1)	145.96
Non-vested balance as of June 30	153	$162.86	145	$148.91
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

	Six Months Ended June 30,
	2026	2025
Dividend yields	—%	—%
Expected volatilities	22.8%	25.5%
Risk-free interest rates	3.5%	4.3%
Initial TSR's	16.0%	-8.8%
Non-vested performance share activity for the six months ended June 30, 2026 and 2025 is summarized below:

	Six Months Ended June 30,
	2026		2025
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	81	$160.14	79	$150.73
Granted	50	173.60	50	147.96
Vested	(35)	148.64	(44)	130.29
Forfeited	—	—	(4)	152.69
Non-vested balance as of June 30	96	$171.52	81	$160.14

As of June 30, 2026 and 2025, there were $30,954 and $26,849, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. As of June 30, 2026, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.55 years. The Company estimates that share-based compensation expense for the year ended December 31, 2026 will be $21,291.

Repurchases of Common Stock
On December 9, 2025, the Company's Board of Directors approved a stock repurchase program (the "December 2025 program"), which replaced the previously approved June 1999 program. The December 2025 program authorizes the repurchases of up to and including 4,000,000 shares of the Company's ordinary shares. This stock repurchase program has no expiration date, does not oblige the Company to acquire any particular amount of the Company's ordinary shares, and may be terminated at any time. Since the inception of the December 2025 program, a total of 342,788 shares have been repurchased.
During the six months ended June 30, 2026 and 2025, the Company purchased 273,129 and 237,834 shares, respectively, from open market purchases and from employees in connection with the tax settlement of vested shares and/or exercised stock options, as applicable, under the Company's omnibus incentive plan. These shares were purchased at an average cost of $163.15 and $162.25 per share, respectively. The Company records the applicable excise taxes payable related to repurchases of our common stock as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in "Other accrued liabilities" on our condensed consolidated balance sheet. The excise tax payable was $161 and $779 as of June 30, 2026 and December 31, 2025, respectively.

NOTE 3 – INVENTORIES
Inventories, net of reserves at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$52,217	$41,858
Work in progress	7,018	6,527
Finished goods	102,316	83,064
Total inventories	$161,551	$131,449

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reserved, if necessary. The reserve for inventory was $4,451 and $3,414 at June 30, 2026 and December 31, 2025, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
Land	$12,247	$12,428
Building	141,513	116,395
Equipment	360,187	340,322
Construction in progress	60,700	95,229
	574,647	564,374
Less: accumulated depreciation	269,945	257,726
Property, plant and equipment, net	$304,702	$306,648

NOTE 5 - INTANGIBLE ASSETS
The Company had goodwill in the amount of $808,809 and $816,375 as of June 30, 2026 and December 31, 2025, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The decrease in goodwill is due to foreign currency translation adjustments.

Identifiable intangible assets with finite lives at June 30, 2026 and December 31, 2025 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at June 30, 2026	Accumulated Amortization at June 30, 2026	Gross Carrying Amount at December 31, 2025	Accumulated Amortization at December 31, 2025
Customer relationships and lists	10-20	$366,663	$242,935	$370,763	$237,769

Trademarks and trade names	2-17	51,591	43,823	52,256	43,655
Developed technology	5-12	41,818	24,452	42,385	23,415
Other	2-18	25,532	22,751	25,178	22,454
Other intangible assets with finite lives		$118,941	$91,026	$119,819	$89,524
Amortization of identifiable intangible assets was $4,301 and $8,700 for the three and six months ended June 30, 2026, respectively, and $4,261 and $8,321 for the three and six months ended June 30, 2025, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $8,603 for the remainder of 2026, $16,526 for 2027, $16,079 for 2028, $15,667 for 2029, $15,282 for 2030 and $15,164 for 2031. At June 30, 2026 and December 31, 2025, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in "Customer relationships and lists, net" and “Other intangible assets with finite lives, net” on the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the six months ended June 30, 2026 and 2025.

NOTE 6 - EQUITY METHOD INVESTMENT
In January 2014, BCP Ingredients, Inc. ("BCP"), a subsidiary of the Company, and Taminco US Inc. (note: Taminco was subsequently acquired by Eastman Chemical Company) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of BCP’s St. Gabriel aqueous choline chloride plant. BCP contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016, at which point, Taminco US Inc. was succeeded by Taminco US LLC. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. BCP receives the majority of the production offtake capacity, which may be adjusted from time to time to the extent the owners agree as such, and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since BCP is not the primary beneficiary as BCP does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. BCP recognized a loss of $126 and $250 for the three and six months ended June 30, 2026, respectively, and $123 and $245 for the three and six months ended June 30, 2025, respectively, relating to its portion of the joint venture's expenses in other expense. BCP made capital contributions to the investment totaling $53 and $95 for the three and six months ended June 30, 2026, respectively, and $75 and $105 for the three and six months ended June 30, 2025, respectively. The carrying value of the joint venture at June 30, 2026 and December 31, 2025 was $3,562 and $3,717, respectively, and is recorded in "Other non-current assets" on the condensed consolidated balance sheets.

NOTE 7 – REVOLVING LOAN
On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility, due on July 27, 2027. The 2022 Credit Agreement allows for up to $550,000 of borrowing. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion. As of June 30, 2026 and December 31, 2025, the total balance outstanding on the 2022 Credit Agreement amounted to $152,000 and $164,000, respectively. There are no installment payments required on the revolving loans; they may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date.

Amounts outstanding under the 2022 Credit Agreement are subject to an interest rate equal to a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the 2022 Credit Agreement, and the interest rate was 4.75% at June 30, 2026. The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the 2022 Credit Agreement and ranges from 0.150% to 0.225% (0.150% at June 30, 2026). The unused portion of the revolving loan amounted to $398,000 at June 30, 2026. The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the 2022 Credit Agreement, which is not materially different than the effective interest method. Capitalized costs net of accumulated amortization were $311 and $455 at June 30, 2026 and December 31, 2025, respectively, and are included in "Other non-current assets" on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $73 and $144 for both the three and six months ended June 30, 2026 and 2025 and are included in "Interest expense, net" in the accompanying condensed consolidated statements of earnings.
The 2022 Credit Agreement contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At June 30, 2026, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.
On July 24, 2026, the Company entered into Amendment No. 1 to the 2022 Credit Agreement (the "Credit Agreement Amendment"). The Credit Agreement Amendment increased the aggregate revolving commitment amount from $550,000 to $650,000, extended the maturity date of the credit facility from July 27, 2027 to July 24, 2031, and made certain other amendments to the facility terms. The Company used initial proceeds from the Credit Agreement Amendment to repay the outstanding balance of $152,000 due in July 2027 under the 2022 Credit Agreement.

NOTE 8– NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Earnings - Basic and Diluted	$44,615	$38,278	$84,900	$75,331

Shares (000s)
Weighted Average Common Shares - Basic	31,902	32,354	31,919	32,397
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	298	328	323	347
Weighted Average Common Shares - Diluted	32,200	32,682	32,242	32,744

Net Earnings Per Share - Basic	$1.40	$1.18	$2.66	$2.33
Net Earnings Per Share - Diluted	$1.39	$1.17	$2.63	$2.30
The number of anti-dilutive shares were 124,920 and 123,510 for the three and six months ended June 30, 2026, respectively, and 223,890 and 224,070 for the three and six months ended June 30, 2025, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 9 – INCOME TAXES
The Company’s effective tax rate for the three months ended June 30, 2026 and 2025, was 22.8% and 21.9%, respectively. The higher effective tax rate for the quarter was primarily due to lower tax benefits from stock-based compensation. The effective tax rate for the six months ended June 30, 2026 and 2025, was 23.0% and 22.3%, respectively. The higher effective tax rate for the six months ended June 30, 2026 was primarily due to an increase in certain state taxes and lower tax benefits from stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States which includes a broad range of tax provision. The Company has assessed that the OBBBA will not have a material impact on its estimated annual effective tax rate in 2026.
The Company files income tax returns in the U.S. and in various states and foreign countries. As of June 30, 2026, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2021. The Company had $6,945 and $6,731 of unrecognized tax benefits, which are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets, as of June 30, 2026 and December 31, 2025, respectively. The Company includes interest expense or income as well as potential penalties on uncertain tax positions as a component of "Income tax expense" in the condensed consolidated statements of earnings. Total accrued interest and penalties related to uncertain tax positions at June 30, 2026 and December 31, 2025 were $2,564 and $2,350, respectively, and are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets.
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

NOTE 10 – SEGMENT INFORMATION
Balchem Corporation reports three reportable segments: Human Nutrition and Health ("HNH"), Animal Nutrition and Health ("ANH"), and Specialty Products ("SP"). Sales and production of products outside of our reportable segments and other minor business activities are included in "Other and Unallocated".
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
Pursuant to ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures", the significant segment information is summarized as follows:

	For the Three Months Ended June 30, 2026
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$176,894		$64,454		$40,511		$2,138		$283,997
Cost of sales	109,873	(1)	50,087	(1)	17,942	(1)	2,412	(1)	180,314
Gross margin	67,021		14,367		22,569		(274)		103,683
Operating expenses	24,640	(2)	9,140	(3)	9,676	(4)	1,006	(5)	44,462
Earnings from operations	42,381		5,227		12,893		(1,280)		59,221
Other expenses:
Interest expense, net									1,938
Other income, net									(498)
									1,440
Earnings before income tax expense									57,781
Income tax expense									13,166
Net earnings									$44,615

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

(5) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs.

	For the Six Months Ended June 30, 2026
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$348,522		$126,643		$75,238		$4,303		$554,706
Cost of sales	215,645	(6)	97,287	(6)	32,206	(6)	4,801	(6)	349,939
Gross margin	132,877		29,356		43,032		(498)		204,767
Operating expenses	50,476	(7)	18,437	(8)	18,204	(9)	2,803	(10)	89,920
Earnings from operations	82,401		10,919		24,828		(3,301)		114,847
Other expenses:
Interest expense, net									4,151
Other expense, net									393
									4,544
Earnings before income tax expense									110,303
Income tax expense									25,403
Net earnings									$84,900

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

(10) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

	For the Three Months Ended June 30, 2025
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$160,773		$56,028		$37,185		$1,481		$255,467
Cost of sales	99,467	(11)	44,486	(11)	16,571	(11)	1,830	(11)	162,354
Gross margin	61,306		11,542		20,614		(349)		93,113
Operating expenses	22,964	(12)	8,028	(13)	9,345	(14)	1,334	(15)	41,671
Earnings from operations	38,342		3,514		11,269		(1,683)		51,442
Other expenses:
Interest expense, net									2,766
Other income, net									(335)
									2,431
Earnings before income tax expense									49,011
Income tax expense									10,733
Net earnings									$38,278

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

(15) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

	For the Six Months Ended June 30, 2025
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$319,230		$113,305		$70,460		$2,991		$505,986
Cost of sales	198,850	(16)	89,403	(16)	32,557	(16)	3,895	(16)	324,705
Gross margin	120,380		23,902		37,903		(904)		181,281
Operating expenses	44,064	(17)	15,152	(18)	17,049	(19)	2,559	(20)	78,824
Earnings from operations	76,316		8,750		20,854		(3,463)		102,457
Other expenses:
Interest expense, net									5,690
Other income, net									(184)
									5,506
Earnings before income tax expense									96,951
Income tax expense									21,620
Net earnings									$75,331

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

(20) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

Business Segment Assets	June 30, 2026	December 31, 2025
Human Nutrition and Health	$1,249,206	$1,243,522
Animal Nutrition and Health	184,755	176,608
Specialty Products	168,224	172,076
Other and Unallocated (21)	84,819	94,046
Total	$1,687,004	$1,686,252

(21) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

Depreciation/Amortization	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Human Nutrition and Health	$8,471	$7,544	$17,118	$14,847
Animal Nutrition and Health	1,841	1,829	3,700	3,590
Specialty Products	1,674	1,796	3,429	3,522
Other and Unallocated	234	234	464	458
Total	$12,220	$11,403	$24,711	$22,417

Capital Expenditures	Six Months Ended June 30,
	2026	2025
Human Nutrition and Health	$7,939	$6,026
Animal Nutrition and Health	7,168	4,424
Specialty Products	1,422	1,685
Other and Unallocated	174	107
Total	$16,703	$12,242

NOTE 11 – REVENUE
The following table presents revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product Sales Revenue	$283,363	$255,041	$553,579	$505,102
Royalty Revenue	634	426	1,127	884
Total Revenue	$283,997	$255,467	$554,706	$505,986

The following table presents revenues disaggregated by geography, based on customers' delivery addresses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$205,193	$186,706	$402,575	$372,428
Foreign Countries	78,804	68,761	152,131	133,558
Total Revenue	$283,997	$255,467	$554,706	$505,986

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the six months ended June 30, 2026 and 2025 for income taxes and interest is as follows:

	Six Months Ended June 30,
	2026	2025
Income taxes	$29,184	$26,263
Interest	$4,342	$5,903

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net foreign currency translation adjustment (1)	$(4,534)	$43,776	$(14,636)	$65,498

Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of gain	(10)	(1)	(21)	(3)
Prior service loss (gain) arising during the period	—	—	411	(319)
Total before tax	(10)	(1)	390	(322)
Tax	4	—	(92)	83
Net of tax	(6)	(1)	298	(239)

Total other comprehensive (loss) income	$(4,540)	$43,775	$(14,338)	$65,259

(1) Includes losses of $95 and gains of $1,734 on intra-entity foreign currency transactions for the three and six months ended June 30, 2026, respectively, and gains of $2,184 and $5,301 for the three and six months ended June 30, 2025, respectively.

Accumulated other comprehensive income (loss) at June 30, 2026 and December 31, 2025 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2025	$41,353	$194	$41,547
Other comprehensive (loss) income	(14,636)	298	(14,338)
Balance June 30, 2026	$26,717	$492	$27,209

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
Net periodic benefit costs for such retirement medical plans were as follows:

	Six Months Ended June 30,
	2026	2025
Service cost	$46	$58
Interest cost	26	35
Amortization of gain	(27)	(5)
Net periodic benefit cost	$45	$88

The amounts recorded for these obligations on the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 are $1,128 and $1,122, respectively, and are included in "Other long-term obligations" on the Company's condensed consolidated balance sheets. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $200 per year.

Defined Benefit Pension Plan
The Company provides an unfunded defined benefit pension plan for employees working in Belgium. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on the Company's condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were $911 and $869, respectively, and were included in "Other long-term obligations" on the Company's condensed consolidated balance sheets.

Net periodic benefit costs for such benefit pension plan were as follows:

	Six Months Ended June 30,
	2026	2025
Service cost with interest to end of year	$112	$107
Interest cost	52	40
Expected return on plan assets	(33)	(29)
Amortization of loss	6	2
Total net periodic benefit cost	$137	$120

Deferred Compensation Plan

The Company provides an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The Company may, at its discretion, provide matching contributions to eligible employee deferred compensation contributions, with no obligation to make such contributions in future periods. The deferred compensation liability was $14,095 as of June 30, 2026, of which $14,070 was included in "Other long-term obligations" and $25 was included in "Accrued compensation and other benefits" on the Company's condensed consolidated balance sheets. The deferred compensation liability was $12,806 as of December 31, 2025, of which $12,781 was included in "Other long-term obligations" and $25 was included in "Accrued compensation and other benefits" on the Company’s consolidated balance sheets. The related assets of the irrevocable trust funds (also known as "rabbi trust funds") were $14,084 as of June 30, 2026, of which $14,059 was included in "Other non-current assets" and $25 was included in "Other current assets" on the Company's condensed consolidated balance sheet. The rabbi trust funds were $12,798 as of December 31, 2025, of which $12,773 was included in "Other non-current assets" and $25 was included in "Other current assets" on the Company's condensed consolidated balance sheets.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
The Company is obligated to make rental payments under non-cancelable operating and finance leases. Aggregate future minimum rental payments required under these leases at December 31, 2025 are disclosed in Note 18, Leases.
The Company’s Verona, Missouri facility, while held by a prior owner, Syntex Agribusiness, Inc. (“Syntex”), was designated by the U.S. Environmental Protection Agency (the "EPA") as a Superfund site and placed on the National Priorities List in 1983 because of dioxin contamination on portions of the site. Remediation was conducted by Syntex under the oversight of the EPA and the Missouri Department of Natural Resources. The Company is indemnified by the sellers under its May 2001 asset purchase agreement covering its acquisition of the Verona, Missouri facility for potential liabilities associated with the Superfund site. One of the sellers, in turn, has the benefit of certain contractual indemnification by Syntex in relation to the implementation of the above-described Superfund remedy. In June 2023, in response to a Special Notice Letter received from the EPA in 2022, BCP Ingredients, Inc. ("BCP"), the Company's subsidiary that owns and operates the site, Syntex, EPA, and the State of Missouri entered into an Administrative Settlement Agreement and Order on Consent (“ASAOC”) for a focused remedial investigation/feasibility study ("RI/FS") under which (a) BCP will conduct a source investigation of potential source(s) of releases of 1,4-dioxane and chlorobenzene at a portion of the site and (b) BCP and Syntex will complete a RI/FS to determine a potential remedy, if any is required. Activities under the ASAOC are underway and are expected to continue for some period of time.
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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2026 and December 31, 2025 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following fair value hierarchy is used to classify assets and liabilities and the table below presents the carrying amounts and the estimated fair values of the Company's financial assets and liabilities measured on a recurring basis as defined by ASC 820, "Fair Value Measurement."
•Level 1 - Inputs are quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
•Level 2 - Inputs include observable inputs other than quoted prices in active markets.
•Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

	Carrying Amount	Fair Value Measurements
		Level 1	Level 2	Level 3
June 30, 2026
Assets:
Money market funds (1)	$1,517	$1,517	$—	$—
Rabbi trust funds - current (2)	25	25	—	—
Rabbi trust funds - non-current (2)	14,059	14,059	—	—

December 31, 2025
Assets:
Money market funds (1)	$1,464	$1,464	$—	$—
Rabbi trust funds - current (2)	25	25	—	—
Rabbi trust funds - non-current (2)	12,773	12,773	—	—

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

Payments for the services the Company provided amounted to $1,172 and $2,289 for the three and six months ended June 30, 2026, respectively, and $1,212 and $2,339 for the three and six months ended June 30, 2025, respectively. The raw materials purchased and subsequently sold amounted to $11,501 and $21,452 for the three and six months ended June 30, 2026, respectively, and $10,821 and $20,746 for the three and six months ended June 30, 2025, respectively. These services and raw materials are primarily recorded in cost of goods sold, net of the finished goods received from St. Gabriel CC Company, LLC of $9,103 and $17,148 during the three and six months ended June 30, 2026, respectively, and $8,983 and $16,901 for the three and six months ended June 30, 2025, respectively. At June 30, 2026 and December 31, 2025, the Company had receivables of $4,232 and $4,225, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. At June 30, 2026 and December 31, 2025, the Company had payables of $2,888 and $3,369, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. The Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of both June 30, 2026 and December 31, 2025.

NOTE 18 – LEASES
The Company has both real estate leases and equipment leases. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the Company applied the following discount rates for new leases entered into during the second quarter of 2026: (1) 1-2 years, 4.96% (2) 3-4 years, 5.55% (3) 5-9 years, 5.89% and (4) 10+ years, 6.61%.
Right of use assets and lease liabilities at June 30, 2026 and December 31, 2025 are summarized as follows:

Right of use assets	June 30, 2026	December 31, 2025
Operating leases	$12,703	$14,672
Finance leases	1,417	1,520
Total	$14,120	$16,192

Lease liabilities - current	June 30, 2026	December 31, 2025
Operating leases	$3,172	$3,614
Finance leases	210	205
Total	$3,382	$3,819

Lease liabilities - non-current	June 30, 2026	December 31, 2025
Operating leases	$9,895	$11,324
Finance leases	1,438	1,544
Total	$11,333	$12,868

For the three and six months ended June 30, 2026 and 2025, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease Cost
Operating lease cost	$1,260	$1,368	$2,562	$2,693

Finance lease cost
Amortization of ROU asset	53	52	105	104
Interest on lease liabilities	21	24	43	48
Total finance lease	74	76	148	152

Total lease cost	$1,334	$1,444	$2,710	$2,845

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,270	$1,385	$2,573	$2,742
Operating cash flows from finance leases	21	24	43	48
Financing cash flows from finance leases	51	48	102	97
	$1,342	$1,457	$2,718	$2,887

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$87	$655	$220	$1,857

Weighted-average remaining lease term - operating leases	5.57 years	8.76 years	5.57 years	8.76 years
Weighted-average remaining lease term - finance leases	6.75 years	7.86 years	6.75 years	7.86 years

Weighted-average discount rate - operating leases	7.1%	7.6%	7.1%	7.6%
Weighted-average discount rate - finance leases	5.1%	5.1%	5.1%	5.1%
Rent expense charged to operations under operating lease agreements for the three and six months ended June 30, 2026 aggregated to approximately $1,260 and $2,562, respectively, and $1,368 and $2,693 for the three and six months ended June 30, 2025, respectively.
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at June 30, 2026 are as follows:

Year
July 1, 2026 to December 31, 2026	$2,405
2027	3,734
2028	2,944
2029	2,521
2030	2,065
2031	1,826
Thereafter	2,539
Total undiscounted lease payments	18,034
Less: Present value adjustment	(3,319)
Present value of lease liabilities	$14,715

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

As of June 30, 2026, we employed approximately 1,379 full time employees worldwide. Labor market conditions remained generally stable during the quarter, supporting our ability to attract and retain skilled and experienced employees in a competitive talent market. Additionally, we continued to invest in and leverage technology solutions to enhance productivity, improve performance, and drive operational efficiencies across the organization.
Recent Developments
Geopolitical Conflicts
We continue to monitor the heightened geopolitical tensions in the Middle East, including conflicts involving Iran, which have, or may have, certain effects on our business and broader consequences, including increased energy prices, certain raw material costs, increased freight costs, and volatility in shipping patterns. All above impacts may adversely affect the global economy and may have the effect of heightening the operational risks disclosed in the "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.
Tariffs
We continue to monitor developments with respect to tariffs and other trade policy matters closely, including impacts from the U.S. Supreme Court decision in February 2026 that invalidated certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the ruling, the U.S. presidential administration imposed additional tariffs under other statutory authorities, resulting in a rapidly evolving tariff environment. The online portal and process to submit IEEPA tariff refund requests became available on April 20, 2026, and as of June 2026, we have participated in the process for refunds to the extent we were the importer of record and directly paid tariffs under IEEPA. At this time, we cannot reasonably estimate the total financial impact of these developments; however, we do not expect them to have a material effect on our future results of operations or cash flows. We will continue to monitor and evaluate new information as it becomes available.
Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and six months ended June 30, 2026 and 2025:

Business Segment Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Human Nutrition & Health	$176,894	$160,773	$348,522	$319,230
Animal Nutrition & Health	64,454	56,028	126,643	113,305
Specialty Products	40,511	37,185	75,238	70,460
Other and Unallocated (1)	2,138	1,481	4,303	2,991
Total	$283,997	$255,467	$554,706	$505,986

Business Segment Earnings From Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Human Nutrition & Health	$42,381	$38,342	$82,401	$76,316
Animal Nutrition & Health	5,227	3,514	10,919	8,750
Specialty Products	12,893	11,269	24,828	20,854
Other and Unallocated (1)	(1,280)	(1,683)	(3,301)	(3,463)
Total	$59,221	$51,442	$114,847	$102,457

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of transaction and integration costs of $22 and $917 for the three and six months ended June 30, 2026, respectively, and $405 and $894 for the three and six months ended June 30, 2025, respectively.

Results of Operations - Three Months Ended June 30, 2026 and 2025

Net Earnings

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Net sales	$283,997	$255,467	$28,530	11.2%
Gross margin	103,683	93,113	10,570	11.4%
Operating expenses	44,462	41,671	2,791	6.7%
Earnings from operations	59,221	51,442	7,779	15.1%
Interest and other expenses	1,440	2,431	(991)	(40.8)%
Income tax expense	13,166	10,733	2,433	22.7%
Net earnings	$44,615	$38,278	$6,337	16.6%

Net Sales

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Human Nutrition & Health	$176,894	$160,773	$16,121	10.0%
Animal Nutrition & Health	64,454	56,028	8,426	15.0%
Specialty Products	40,511	37,185	3,326	8.9%
Other	2,138	1,481	657	44.4%
Total	$283,997	$255,467	$28,530	11.2%

•The increase in net sales within the Human Nutrition & Health segment for the second quarter of 2026 as compared to the second quarter of 2025 was driven by higher sales within both the nutrients business and the food ingredients and solutions businesses. Total sales for this segment grew 10.0%, with volume and mix contributing 7.0%, average selling prices contributing 2.7%, and the change in foreign currency exchange rates contributing 0.4%.

•The increase in net sales within the Animal Nutrition & Health segment for the second quarter of 2026 compared to the second quarter of 2025 was driven by higher sales in both the monogastric and ruminant species markets. Total sales for this segment increased by 15.0%, with volume and mix contributing 7.9%, average selling prices contributing 6.6%, and the change in foreign currency exchange rates contributing 0.5%.

•The increase in net sales within the Specialty Products segment for the second quarter of 2026 compared to the second quarter of 2025 was due to higher sales in both the performance gases and plant nutrition businesses. Total sales for this segment increased by 8.9%, with average selling prices contributing 4.3%, volume and mix contributing 3.7%, and the change in foreign currency exchange rates contributing 1.0%.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Gross margin	$103,683	$93,113	$10,570	11.4%
% of net sales	36.5%	36.4%
Gross margin dollars increased in the second quarter of 2026 compared to the second quarter of 2025 due to sales growth and manufacturing efficiencies, partially offset by certain higher manufacturing input costs.

Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Operating expenses	$44,462	$41,671	$2,791	6.7%
% of net sales	15.7%	16.3%
The increase in operating expenses in the second quarter of 2026 compared to the second quarter of 2025 was primarily due to higher compensation-related costs of $2,942.
Earnings from Operations

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Human Nutrition & Health	$42,381	$38,342	$4,039	10.5%
Animal Nutrition & Health	5,227	3,514	1,713	48.7%
Specialty Products	12,893	11,269	1,624	14.4%
Other and unallocated	(1,280)	(1,683)	403	23.9%
Earnings from operations	$59,221	$51,442	$7,779	15.1%

% of net sales (operating margin)	20.9%	20.1%

•Human Nutrition & Health segment earnings from operations increased $4,039 primarily due to a gross margin contribution of $5,714. The increase in gross margin was primarily due to the aforementioned higher sales and favorable mix, partially offset by certain higher manufacturing input costs. The increase in gross margin was partially offset by an increase in operating expenses of $1,679, primarily due to higher compensation-related costs of $915 and higher amortization of $244.

•Animal Nutrition & Health segment earnings from operations increased $1,713. Gross margin contribution was $2,827, which was driven by the aforementioned higher sales, partially offset by certain higher manufacturing input costs. The increase in gross margin was partially offset by an increase in operating expenses of $1,112, primarily due to higher compensation-related costs of $1,131.

•Specialty Products segment earnings from operations increased $1,624 primarily due to a gross margin contribution of $1,958. The increase in gross margin was mainly due to the aforementioned higher sales and favorable mix, partially offset by certain higher manufacturing input costs.

Other Expenses

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Interest expense, net	$1,938	$2,766	$(828)	(29.9)%
Other expense (income), net	(498)	(335)	(163)	(48.7)%
	$1,440	$2,431	$(991)	(40.8)%

Interest expense for the three months ended June 30, 2026 and 2025 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The decrease in net interest expense is primarily due to lower outstanding borrowings and lower interest rates.
Income Tax Expense

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Income tax expense	$13,166	$10,733	$2,433	22.7%
Effective tax rate	22.8%	21.9%
The higher effective tax rate was primarily due to lower tax benefits from stock-based compensation.

Results of Operations - Six Months Ended June 30, 2026 and 2025

Net Earnings

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Net sales	$554,706	$505,986	$48,720	9.6%
Gross margin	204,767	181,281	23,486	13.0%
Operating expenses	89,920	78,824	11,096	14.1%
Earnings from operations	114,847	102,457	12,390	12.1%
Interest and other expenses	4,544	5,506	(962)	(17.5)%
Income tax expense	25,403	21,620	3,783	17.5%
Net earnings	$84,900	$75,331	$9,569	12.7%

Net Sales

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Human Nutrition & Health	$348,522	$319,230	$29,292	9.2%
Animal Nutrition & Health	126,643	113,305	13,338	11.8%
Specialty Products	75,238	70,460	4,778	6.8%
Other	4,303	2,991	1,312	43.9%
Total	$554,706	$505,986	$48,720	9.6%

•The increase in net sales within the Human Nutrition & Health segment for the six months ended June 30, 2026 as compared to 2025 was driven by higher sales within both the nutrients business and the food ingredients and solutions businesses. Total sales for this segment grew 9.2%, with volume and mix contributing 7.1%, average selling prices contributing 1.1%, and the change in foreign currency exchange rates contributing 1.0%.

•The increase in net sales within the Animal Nutrition & Health segment for the six months ended June 30, 2026 as compared to 2025 was driven by higher sales in both the monogastric and ruminant species markets. Total sales for this segment increased by 11.8%, with average selling prices contributing 6.6%, volume and mix contributing 3.8%, and the change in foreign currency exchange rates contributing 1.4%.

•The increase in net sales within the Specialty Products segment for the six months ended June 30, 2026 as compared to 2025 was due to higher sales in the performance gases business. Total sales for this segment increased by 6.8%, with average selling prices contributing 4.1%, the change in foreign currency exchange rates contributing 2.1%, and volume and mix contributing 0.6%.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Gross margin	$204,767	$181,281	$23,486	13.0%
% of net sales	36.9%	35.8%

Gross margin dollars increased in the six months ended June 30, 2026 as compared to 2025 due to the sales growth, manufacturing efficiencies and favorable mix, partially offset by certain higher manufacturing input costs.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Operating expenses	$89,920	$78,824	$11,096	14.1%
% of net sales	16.2%	15.6%
The increase in operating expenses in the six months ended June 30, 2026 as compared to 2025 was primarily due to an increase in compensation-related costs of $8,069.

Earnings from Operations

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Human Nutrition & Health	$82,401	$76,316	$6,085	8.0%
Animal Nutrition & Health	10,919	8,750	2,169	24.8%
Specialty Products	24,828	20,854	3,974	19.1%
Other and unallocated	(3,301)	(3,463)	162	4.7%
Earnings from operations	$114,847	$102,457	$12,390	12.1%

% of net sales (operating margin)	20.7%	20.2%

•Human Nutrition & Health segment earnings from operations increased $6,085 primarily due to a gross margin contribution of $12,498. The increase in gross margin was primarily due to the aforementioned higher sales and favorable mix, partially offset by certain higher manufacturing input costs. The increase in gross margin was partially offset by an increase in operating expenses of $6,414, primarily due to higher compensation-related costs of $3,404 and higher amortization of $657.

•Animal Nutrition & Health segment earnings from operations increased $2,169 primarily due to a gross margin contribution of $5,452, which was driven by the aforementioned higher sales, partially offset by certain higher manufacturing input costs. The increase in gross margin was partially offset by an increase in operating expenses of $3,284, primarily due to higher compensation-related costs of $2,717.

•Specialty Products segment earnings from operations increased $3,974 primarily due to a gross margin contribution of $5,132. The increase in gross margin was mainly due to the aforementioned higher sales and favorable mix. The increase in gross margin was partially offset by an increase in operating expenses of $1,158, primarily due to higher compensation-related costs of $1,748.

Other Expenses

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Interest expense, net	$4,151	$5,690	$(1,539)	(27.0)%
Other expense (income), net	393	(184)	577	313.6%
	$4,544	$5,506	$(962)	(17.5)%

Interest expense for the six months ended June 30, 2026 and 2025 was primarily related to outstanding borrowings under the 2022 Credit Agreement. The decrease in net interest expense is primarily due to lower outstanding borrowings and lower interest rates. The increase in net other expense for the six months ended June 30, 2026 and 2025 was primarily related to foreign currency losses.
Income Tax Expense

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Income tax expense	$25,403	$21,620	$3,783	17.5%
Effective tax rate	23.0%	22.3%
The higher effective tax rate was primarily due to an increase in certain state taxes and lower tax benefits from stock-based compensation.

Liquidity and Capital Resources
During the six months ended June 30, 2026, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents decreased to $63,174 at June 30, 2026 from $74,570 at December 31, 2025. At June 30, 2026, the Company had $53,925 of cash and cash equivalents held by foreign subsidiaries. We intend to permanently reinvest a significant portion of these foreign-held funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; however, we may also repatriate a portion of cash held by certain foreign subsidiaries to support U.S. liquidity needs and capital allocation priorities. To the extent amounts are repatriated, we could be required to pay applicable withholding taxes on such repatriations. During the second quarter of 2026, we repatriated $23,460 from our Belgium subsidiary to pay down U.S. debt. Working capital was $242,669 at June 30, 2026 as compared to $189,230 at December 31, 2025, an increase of $53,439. Significant cash payments during the six months ended June 30, 2026 included repurchases of common stock of $44,484, the payment of dividends declared in 2025 of $30,772, income taxes paid of $29,184, capital expenditures and intangible assets acquired of $17,138, and net debt payments of $12,000.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Cash flows provided by operating activities	$86,772	$83,709	$3,063	3.7%
Cash flows used in investing activities	(17,226)	(12,533)	(4,693)	(37.4)%
Cash flows used in financing activities	(79,616)	(60,729)	(18,887)	(31.1)%

Operating Activities
The increase in cash flows from operating activities was primarily driven by the increases in net earnings, partially offset by the impact from the changes in working capital.

Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $17,138 and $12,372 for the six months ended June 30, 2026 and 2025, respectively.
Financing Activities
During the six months ended June 30, 2026, we borrowed $80,000 to fund the 2025 dividend, bonus payments, and share repurchases. We made total loan payments of $92,000, resulting in $398,000 available under the 2022 Credit Agreement (see Note 7, Revolving Loan) as of June 30, 2026.
On July 24, 2026, the Company entered into Amendment No. 1 to the 2022 Credit Agreement (the "Credit Agreement Amendment"). The Credit Agreement Amendment increased the aggregate revolving commitment amount from $550,000 to $650,000, extended the maturity date of the credit facility from July 27, 2027 to July 24, 2031, and made certain other amendments to the facility terms. The Company used initial proceeds from the Credit Agreement Amendment to repay the outstanding balance of $152,000 due in July 2027 under the 2022 Credit Agreement. The Credit Agreement Amendment expands our ability to fund growth, innovation, and acquisitions.
On December 9, 2025, the Company's Board of Directors approved a stock repurchase program (the "December 2025 program"), which replaced the previously approved June 1999 program. The December 2025 program authorizes the repurchases of up to and including 4,000,000 shares of the Company's ordinary shares. The stock repurchase program has no expiration date, does not oblige the Company to acquire any particular amount of the Company's ordinary shares, and may be terminated at any time. Since the inception of the December 2025 program, a total of 342,788 shares have been repurchased. We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a share repurchase agreement in compliance with Rule 10b-18 or a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We also repurchase (withhold) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options, as applicable, under the Company's omnibus incentive plan. Such repurchases of shares from employees are funded with existing cash on hand. Repurchases of common stock were $44,484 and $38,589 for the three months ended June 30, 2026 and 2025, respectively.
Proceeds from stock options exercised were $7,742 and $6,222 for the six months ended June 30, 2026 and 2025, respectively. Dividend payments were $30,772 and $28,265 for the six months ended June 30, 2026 and 2025, respectively.

Other Matters Impacting Liquidity
As of June 30, 2026 and December 31, 2025, we have a liability of $6,945 and $6,731, respectively, for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, for which we are unable to reasonably estimate the timing of settlement, if any.
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 14, Employee Benefit Plans. The liabilities recorded in "Other long-term obligations" on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were $1,128 and $1,122, respectively, and the plans are not funded. Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
Chemogas has an unfunded defined benefit plan. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for this obligation on our balance sheets as of June 30, 2026 and December 31, 2025 was $911 and $869, respectively, and was included in "Other long-term obligations" on the condensed consolidated balance sheets.
We provide an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $14,095 as of June 30, 2026, of which $14,070 was included in "Other long-term obligations" and $25 was included in "Accrued compensation and other benefits" on our consolidated balance sheets. The deferred compensation liability was $12,806 as of December 31, 2025, of which $12,781 was included in "Other long-term obligations" and $25 was included in "Accrued compensation and other benefits" on our consolidated balance sheets. The related rabbi trust assets were $14,084 as of June 30, 2026, of which $14,059 was included in "Other non-current assets" and $25 was included in "Other current assets" on the condensed consolidated balance sheets. The rabbi trust assets were $12,798 as of December 31, 2025, of which $12,773 was included in "Other non-current assets" and $25 was included in "Other current assets" on the Company's condensed consolidated balance sheets.

Significant Accounting Policies

There were no changes to our Significant Accounting Policies, as described in our December 31, 2025 Annual Report on Form 10-K, during the six months ended June 30, 2026.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and six months ended June 30, 2026. Refer to Note 17, Related Party Transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in checking accounts and money market investment funds. Additionally, as of June 30, 2026, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the 2022 Credit Agreement plus an applicable rate (See Note 7, Revolving Loan). The applicable rate is based upon our consolidated net leverage ratio, as defined in the 2022 Credit Agreement. A 100 basis point increase or decrease in interest rates, applied to our borrowings at June 30, 2026, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,520. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

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

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
(b) Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Information with respect to certain legal proceedings is included in Note 15, Commitments and Contingencies, to our consolidated financial statements for the quarter ended June 30, 2026 contained in this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases activity for the six months ended June 30, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1-31, 2026	53,543	$158.94	53,543	$616,178,274
February 1-28, 2026	36,337	$176.46	36,337	$677,687,748
March 1-31, 2026	—	$—	—	$677,687,748
First Quarter	89,880		89,880

April 1-30, 2026	290	$170.42	290	$654,441,942
May 1-31, 2026	49,991	$160.06	49,991	$606,640,523
June 1-30, 2026	132,968	$162.36	132,968	$593,781,228
Second Quarter	183,249		183,249

Total	273,129		273,129

(1) The Company repurchased shares from open market purchases and/or withheld shares from employees in connection with the tax settlement of vested shares under the Company's omnibus incentive plan.

(2) On December 9, 2025, the Board of Directors of the Company approved a stock repurchase program which replaced the previously approved June 1999 program. The December 2025 program authorizes the repurchases of up to and including 4,000,000 shares of the Company's ordinary shares. The stock repurchase program has no expiration date, does not oblige the Company to acquire any particular amount of the Company's ordinary shares, and may be terminated at any time. Since the inception of the new program on December 9, 2025, a total of 342,788 shares have been repurchased under the December 2025 program.

(3) Dollar amounts in this column equal the number of shares remaining available for repurchases under the stock repurchase program as of the last date of the applicable month multiplied by the monthly average price paid per share.

Item 5.     Other Information

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2026.

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

Date: July 31, 2026