Form 10-Q
period 2026-09-30
BALCHEM CORP
filed 2026-10-23
CIK 9326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2026
    OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 15, 2026, the registrant had 31,777,324 shares of its Common Stock, $.06 2/3 par value, outstanding.

BALCHEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information

Item 1.    Financial Statements
BALCHEM CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

Assets	September 30, 2026	December 31, 2025
Current assets:	(unaudited)
Cash and cash equivalents	$66,264	$74,570
Accounts receivable, net of allowance for credit losses of $1,262 and $862 at September 30, 2026 and December 31, 2025, respectively	145,635	143,596
Inventories, net	177,006	131,449
Prepaid expenses	9,933	9,778
Other current assets	6,039	6,221
Total current assets	404,877	365,614
Property, plant and equipment, net	306,135	306,648
Goodwill	807,487	816,375
Customer relationships and lists, net	120,076	132,994
Other intangible assets with finite lives, net	27,290	30,295
Right of use assets - operating leases	16,319	14,672
Right of use assets - finance lease	1,364	1,520
Other non-current assets	20,024	18,134
Total assets	$1,703,572	$1,686,252
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$72,037	$60,425
Accrued expenses	59,154	49,288
Accrued compensation and other benefits	26,400	27,896
Dividends payable	164	31,044
Income taxes payable	2,385	3,912
Operating lease liabilities - current	3,762	3,614
Finance lease liabilities - current	213	205
Total current liabilities	164,115	176,384
Revolving loan	124,000	164,000
Deferred income taxes	52,273	54,143
Operating lease liabilities - non-current	13,085	11,324
Finance lease liabilities - non-current	1,384	1,544
Other long-term obligations	21,938	21,444
Total liabilities	376,795	428,839
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $25 par value. Authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0667 par value. Authorized 120,000,000 shares; 31,824,039 and 32,058,121 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2,123	2,139
Additional paid-in capital	47,221	92,331
Retained earnings	1,253,024	1,121,396
Accumulated other comprehensive income	24,409	41,547
Total stockholders' equity	1,326,777	1,257,413
Total liabilities and stockholders' equity	$1,703,572	$1,686,252

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net sales	$290,658	$267,558	$845,364	$773,544

Cost of sales	184,944	172,105	534,883	496,810

Gross margin	105,714	95,453	310,481	276,734

Operating expenses:
Selling expenses	20,690	19,092	62,923	55,318
Research and development expenses	5,343	4,496	15,758	13,458
General and administrative expenses	17,244	17,286	54,516	50,922
	43,277	40,874	133,197	119,698

Earnings from operations	62,437	54,579	177,284	157,036

Other expenses, net:
Interest expense, net	1,934	2,629	6,085	8,319
Other expense (income), net	459	(94)	852	(278)
	2,393	2,535	6,937	8,041

Earnings before income tax expense	60,044	52,044	170,347	148,995

Income tax expense	13,316	11,755	38,719	33,375

Net earnings	$46,728	$40,289	$131,628	$115,620

Net earnings per common share - basic	$1.47	$1.25	$4.13	$3.57

Net earnings per common share - diluted	$1.46	$1.24	$4.09	$3.54

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net earnings	$46,728	$40,289	$131,628	$115,620

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,791)	85	(17,427)	65,583
Change in postretirement benefit plans	(9)	(1)	289	(240)
Other comprehensive (loss) income	(2,800)	84	(17,138)	65,343

Comprehensive income	$43,928	$40,373	$114,490	$180,963

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2026 and 2025
(Dollars in thousands, except share and per share data)
(Unaudited)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2025	$1,257,413	$1,121,396	$41,547	32,058,121	$2,139	$92,331
Net earnings	40,285	40,285	—	—	—	—
Other comprehensive loss	(9,798)	—	(9,798)	—	—	—
Repurchases of common stock	(14,923)	—	—	(89,880)	(6)	(14,917)
Shares and options issued under stock plans	12,139	—	—	160,285	10	12,129
Balance - March 31, 2026	1,285,116	1,161,681	31,749	32,128,526	2,143	89,543
Net earnings	44,615	44,615	—	—	—	—
Other comprehensive loss	(4,540)	—	(4,540)	—	—	—
Repurchases of common stock, including excise tax	(29,800)	—	—	(183,249)	(12)	(29,788)
Shares and options issued under stock plans	6,987	—	—	10,257	1	6,986
Balance - June 30, 2026	1,302,378	1,206,296	27,209	31,955,534	2,132	66,741
Net earnings	46,728	46,728	—	—	—	—
Other comprehensive loss	(2,800)	—	(2,800)	—	—	—
Repurchases of common stock, including excise tax	(28,414)	—	—	(170,618)	(11)	(28,403)
Shares and options issued under stock plans	8,885	—	—	39,123	2	8,883
Balance - September 30, 2026	$1,326,777	$1,253,024	$24,409	31,824,039	$2,123	$47,221

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
For the Three and Nine Months Ended September 30, 2026 and 2025
(Dollars in thousands, except share and per share data)
(Unaudited)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital
				Shares	Amount
Balance - December 31, 2024	$1,149,913	$997,493	$(23,747)	32,527,244	$2,170	$173,997
Net earnings	37,053	37,053	—	—	—	—
Other comprehensive income	21,484	—	21,484	—	—	—
Repurchases of common stock	(5,325)	—	—	(32,869)	(2)	(5,323)
Shares and options issued under stock plans	5,576	—	—	117,169	7	5,569
Balance - March 31, 2025	1,208,701	1,034,546	(2,263)	32,611,544	2,175	174,243
Net earnings	38,278	38,278	—	—	—	—
Other comprehensive income	43,775	—	43,775	—	—	—
Repurchases of common stock, including excise tax	(33,348)	—	—	(204,965)	(13)	(33,335)
Shares and options issued under stock plans	10,507	—	—	48,975	3	10,504
Balance - June 30, 2025	1,267,913	1,072,824	41,512	32,455,554	2,165	151,412
Net earnings	40,289	40,289	—	—	—	—
Other comprehensive income	84	—	84	—	—	—
Repurchases of common stock, including excise tax	(15,624)	—	—	(95,760)	(6)	(15,618)
Shares and options issued under stock plans	5,202	—	—	16,520	1	5,201
Balance - September 30, 2025	$1,297,864	$1,113,113	$41,596	32,376,314	$2,160	$140,995

See accompanying notes to condensed consolidated financial statements.

BALCHEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$131,628	$115,620

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,100	33,969
Stock compensation expense	16,316	14,298
Deferred income taxes	(860)	(273)
Provision for (recovery of) credit losses	410	(118)
Unrealized loss (gain) on foreign currency transactions and deferred compensation	944	(1,207)
Loss (gain) on disposal of assets and asset impairment	2,543	(94)
Changes in assets and liabilities
Accounts receivable	(2,985)	(8,900)
Inventories	(47,332)	2,622
Prepaid expenses and other current assets	(194)	24
Accounts payable and accrued expenses	19,474	(9,024)
Income taxes	(1,677)	1,440
Other	1,177	924
Net cash provided by operating activities	156,544	149,281

Cash flows from investing activities:
Capital expenditures and intangible assets acquired	(29,605)	(27,275)
Cash paid for acquisitions, net of cash acquired	—	(323)
Proceeds from sale of assets	7	267
Investment in affiliates	(155)	(144)
Net cash used in investing activities	(29,753)	(27,475)

Cash flows from financing activities:
Proceeds from revolving loan	88,000	70,000
Principal payments on revolving loan	(128,000)	(106,000)
Principal payments on finance leases	(153)	(145)
Cash paid for financing costs	(1,943)	—
Proceeds from stock options exercised	11,589	6,867
Dividends paid	(30,773)	(28,276)
Repurchases of common stock	(71,925)	(54,008)
Net cash used in financing activities	(133,205)	(111,562)

Effect of exchange rate changes on cash	(1,892)	5,334

(Decrease) increase in cash and cash equivalents	(8,306)	15,578

Cash and cash equivalents beginning of period	74,570	49,515
Cash and cash equivalents end of period	$66,264	$65,093

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
In the opinion of management, the unaudited condensed consolidated financial statements furnished in this Form 10-Q include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) governing interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act") and therefore do not include some information and notes necessary to conform to annual reporting requirements. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results expected for the full year or any interim period.

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

NOTE 2 - STOCKHOLDERS' EQUITY
Stock-Based Compensation
The Company’s results for the three and nine months ended September 30, 2026 and 2025 reflected the following stock-based compensation cost, and such compensation cost had the following effects on net earnings:

	Increase/(Decrease) for the		Increase/(Decrease) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$555	$382	$1,733	$1,356
Operating expenses	4,484	4,268	14,583	12,942
Net earnings	(3,910)	(3,626)	(12,610)	(11,131)

The Company's omnibus incentive plan ("the Plan") allows for the granting of stock awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plan. The Company has approved and reserved a number of shares to be issued upon exercise of the outstanding options that is adequate to cover all exercises. As of September 30, 2026, the Plan had 502,353 shares available for future awards.

Accounting Standards Codification ("ASC") 718, "Compensation-Stock Compensation", requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The weighted average fair values of the stock options granted under the Plan were calculated using either the Black-Scholes model or the Binomial model, whichever was deemed to be most appropriate. For the nine months ended September 30, 2026, the fair value of each option grant was estimated on the date of the grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2026	2025
Dividend yields	0.5%	0.6%
Expected volatilities	23.5%	26.0%
Risk-free interest rates	3.8%	4.5%
Expected lives	5.2 years	5.2 years
Option activity for the nine months ended September 30, 2026 and 2025 is summarized below:

For the Nine Months Ended September 30, 2026	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2025	900	$120.48	$29,888	5.2
Granted	71	178.68
Exercised	(113)	102.69
Forfeited	(1)	143.43
Canceled	(2)	139.31
Outstanding as of September 30, 2026	855	$127.57	$32,936	5.1

Exercisable as of September 30, 2026	639	$116.86	$30,721	4.2

For the Nine Months Ended September 30, 2025	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2024	962	$114.81	$46,346	5.8
Granted	51	159.18
Exercised	(76)	90.46
Forfeited	(3)	142.33
Canceled	(1)	139.81
Outstanding as of September 30, 2025	933	$119.11	$29,374	5.4

Exercisable as of September 30, 2025	661	$108.04	$27,784	4.3

Other information pertaining to option activity during the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted-average fair value of options granted	$—	$—	$48.90	$48.86
Total intrinsic value of stock options exercised ($000s)	$2,491	$621	$8,058	$5,380

The Company has Restricted Stock Grant Agreements with the Company's non–employee directors and certain employees, which are subject to time-based vesting requirements. The value of the restricted shares is based on the fair value of the award at the date of grant.
Non-vested restricted stock activity for the nine months ended September 30, 2026 and 2025 is summarized below:

	Nine Months Ended September 30,
	2026		2025
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	147	$150.15	122	$141.62
Granted	66	177.16	65	158.89
Vested	(52)	145.16	(34)	137.78
Forfeited	(5)	156.26	(3)	148.11
Non-vested balance as of September 30	156	$163.10	150	$149.84
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

	Nine Months Ended September 30,
	2026	2025
Dividend yields	—%	—%
Expected volatilities	22.8%	25.5%
Risk-free interest rates	3.5%	4.3%
Initial TSR's	16.0%	-8.8%
Non-vested performance share activity for the nine months ended September 30, 2026 and 2025 is summarized below:

	Nine Months Ended September 30,
	2026		2025
	Shares (000s)	Weighted Average Grant Date Fair Value	Shares (000s)	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31	81	$160.14	79	$150.73
Granted	50	173.60	50	147.96
Vested	(35)	148.64	(44)	130.29
Forfeited	—	—	(4)	152.69
Non-vested balance as of September 30	96	$171.52	81	$160.14

As of September 30, 2026 and 2025, there were $26,793 and $23,995, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. As of September 30, 2026, the unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.4 years. The Company estimates that share-based compensation expense for the year ended December 31, 2026 will be $21,358.
Repurchases of Common Stock
On December 9, 2025, the Company's Board of Directors approved a stock repurchase program (the "December 2025 program"), which replaced the previously approved June 1999 program. The December 2025 program authorizes the repurchases of up to and including 4,000,000 shares of the Company's ordinary shares. This stock repurchase program has no expiration date, does not oblige the Company to acquire any particular amount of the Company's ordinary shares, and may be terminated at any time. Since the inception of the December 2025 program, a total of 513,406 shares have been repurchased.
During the nine months ended September 30, 2026 and 2025, the Company purchased 443,747 and 333,594 shares, respectively, from open market purchases and from employees in connection with the tax settlement of vested shares and/or exercised stock options, as applicable, under the Company's omnibus incentive plan. These shares were purchased at an average cost of $163.97 and $161.90 per share, respectively. The Company records the applicable excise taxes payable related to repurchases of our common stock as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in "Other accrued liabilities" on our condensed consolidated balance sheet. The excise tax payable was $377 and $779 as of September 30, 2026 and December 31, 2025, respectively.

NOTE 3 – INVENTORIES
Inventories, net of reserves at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$55,660	$41,858
Work in progress	8,816	6,527
Finished goods	112,530	83,064
Total inventories	$177,006	$131,449

On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reserved, if necessary. The reserve for inventory was $5,123 and $3,414 at September 30, 2026 and December 31, 2025, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026	December 31, 2025
Land	$12,211	$12,428
Building	142,382	116,395
Equipment	364,399	340,322
Construction in progress	64,178	95,229
	583,170	564,374
Less: accumulated depreciation	277,035	257,726
Property, plant and equipment, net	$306,135	$306,648

NOTE 5 - INTANGIBLE ASSETS
The Company had goodwill in the amount of $807,487 and $816,375 as of September 30, 2026 and December 31, 2025, respectively, subject to the provisions of ASC 350, “Intangibles-Goodwill and Other.” The decrease in goodwill is due to foreign currency translation adjustments.

Identifiable intangible assets with finite lives at September 30, 2026 and December 31, 2025 are summarized as follows:

	Amortization Period (in years)	Gross Carrying Amount at September 30, 2026	Accumulated Amortization at September 30, 2026	Gross Carrying Amount at December 31, 2025	Accumulated Amortization at December 31, 2025
Customer relationships and lists	10-20	$365,861	$245,785	$370,763	$237,769

Trademarks and trade names	2-17	51,547	44,132	52,256	43,655
Developed technology	5-12	41,707	25,020	42,385	23,415
Other	2-18	26,130	22,942	25,178	22,454
Other intangible assets with finite lives		$119,384	$92,094	$119,819	$89,524
Amortization of identifiable intangible assets was $4,280 and $12,980 for the three and nine months ended September 30, 2026, respectively, and $4,341 and $12,662 for the three and nine months ended September 30, 2025, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense is $4,321 for the remainder of 2026, $16,614 for 2027, $16,169 for 2028, $15,757 for 2029, $15,372 for 2030 and $15,254 for 2031. At September 30, 2026 and December 31, 2025, there were no identifiable intangible assets with indefinite useful lives as defined by ASC 350. Identifiable intangible assets are reflected in "Customer relationships and lists, net" and “Other intangible assets with finite lives, net” on the Company’s condensed consolidated balance sheets. There were no changes to the useful lives of intangible assets subject to amortization during the nine months ended September 30, 2026 and 2025.

NOTE 6 - EQUITY METHOD INVESTMENT
In January 2014, BCP Ingredients, Inc. ("BCP"), a subsidiary of the Company, and Taminco US Inc. (note: Taminco was subsequently acquired by Eastman Chemical Company) formed a joint venture (66.66% / 33.34% ownership), St. Gabriel CC Company, LLC, to design, develop, and construct an expansion of BCP’s St. Gabriel aqueous choline chloride plant. BCP contributed the St. Gabriel plant, at cost, and all continued expansion and improvements are funded by the owners. The joint venture became operational as of July 1, 2016, at which point, Taminco US Inc. was succeeded by Taminco US LLC. St. Gabriel CC Company, LLC is a Variable Interest Entity (VIE) because the total equity at risk is not sufficient to permit the joint venture to finance its own activities without additional subordinated financial support. Additionally, voting rights (2 votes each) are not proportionate to the owners’ obligation to absorb expected losses or receive the expected residual returns of the joint venture. BCP receives the majority of the production offtake capacity, which may be adjusted from time to time to the extent the owners agree as such, and absorbs operating expenses approximately proportional to the actual percentage of offtake. The joint venture is accounted for under the equity method of accounting since BCP is not the primary beneficiary as BCP does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. BCP recognized a loss of $129 and $379 for the three and nine months ended September 30, 2026, respectively, and $123 and $368 for the three and nine months ended September 30, 2025, respectively, relating to its portion of the joint venture's expenses in other expense. BCP made capital contributions to the investment totaling $60 and $155 for the three and nine months ended September 30, 2026, respectively, and $39 and $144 for the three and nine months ended September 30, 2025, respectively. The carrying value of the joint venture at September 30, 2026 and December 31, 2025 was $3,493 and $3,717, respectively, and is recorded in "Other non-current assets" on the condensed consolidated balance sheets.

NOTE 7 – REVOLVING LOAN
On July 27, 2022, the Company entered into an Amended and Restated Credit Agreement (the "2022 Credit Agreement") with certain lenders in the form of a senior secured revolving credit facility. On July 24, 2026, the Company entered into Amendment No. 1 to the 2022 Credit Agreement (the "Credit Agreement Amendment"), which increased the aggregate revolving commitment amount from $550,000 to $650,000, extended the maturity date of the credit facility from July 27, 2027 to July 24, 2031, and made certain other amendments to the facility terms. The loans may be used for working capital, letters of credit, and other corporate purposes and may be drawn upon at the Company’s discretion. The Company used initial proceeds from the Credit Agreement Amendment to repay the outstanding balance of $152,000 due in July 2027 under the 2022 Credit Agreement. The amendment was accounted for as a modification of the existing debt arrangement.

As of September 30, 2026 and December 31, 2025, the total balance outstanding under the revolving credit facility amounted to $124,000 and $164,000, respectively. There are no installment payments required on the revolving loans. The loans may be voluntarily prepaid in whole or in part without premium or penalty, and all outstanding amounts are due on the maturity date. Amounts outstanding under the revolving credit facility are subject to an interest rate equal to a fluctuating rate as defined by the Credit Agreement Amendment plus an applicable rate. The applicable rate is based upon the Company’s consolidated net leverage ratio, as defined in the Credit Agreement Amendment, and the interest rate was 4.90% at September 30, 2026.
The Company is also required to pay a commitment fee on the unused portion of the revolving loan, which is based on the Company’s consolidated net leverage ratio as defined in the Credit Agreement Amendment and ranges from 0.150% to 0.225% (0.150% at September 30, 2026). The unused portion of the revolving loan amounted to $526,000 at September 30, 2026. The Company is also required to pay, as applicable, letter of credit fees, administrative agent fees, and other fees to the arrangers and lenders.
Costs associated with the issuance of the revolving loans are capitalized and amortized on a straight-line basis over the term of the Credit Agreement Amendment, which is not materially different than the effective interest method. Capitalized costs net of accumulated amortization were $2,108 and $455 at September 30, 2026 and December 31, 2025, respectively, and are included in "Other non-current assets" on the condensed consolidated balance sheets. Amortization expense pertaining to these costs totaled $101 and $245 for the three and nine months ended September 30, 2026, respectively, and $72 and $216 for the three and nine months ended September 30, 2025, respectively, and are included in "Interest expense, net" in the accompanying condensed consolidated statements of earnings.
The Credit Agreement Amendment contains quarterly covenants requiring the consolidated leverage ratio to be less than a certain maximum ratio and the consolidated interest coverage ratio to exceed a certain minimum ratio. At September 30, 2026, the Company was in compliance with these covenants. Indebtedness under the Company’s loan agreements is secured by assets of the Company.

NOTE 8– NET EARNINGS PER SHARE
The following presents a reconciliation of the net earnings and shares used in calculating basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Earnings - Basic and Diluted	$46,728	$40,289	$131,628	$115,620

Shares (000s)
Weighted Average Common Shares - Basic	31,695	32,265	31,845	32,353
Effect of Dilutive Securities – Stock Options, Restricted Stock, and Performance Shares	337	330	336	349
Weighted Average Common Shares - Diluted	32,032	32,595	32,181	32,702

Net Earnings Per Share - Basic	$1.47	$1.25	$4.13	$3.57
Net Earnings Per Share - Diluted	$1.46	$1.24	$4.09	$3.54
The number of anti-dilutive shares were 120,000 and 123,510 for the three and nine months ended September 30, 2026, respectively, and 221,170 and 224,180 for the three and nine months ended September 30, 2025, respectively. Anti-dilutive shares could potentially dilute basic earnings per share in future periods and therefore, were not included in diluted earnings per share.

NOTE 9 – INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2026 and 2025, was 22.2% and 22.6%, respectively. The lower effective tax rate for the quarter was primarily due to higher favorable adjustments related to the filing of the prior year federal tax return and a higher foreign-derived intangible income deduction benefit, partially offset by an increase in certain state taxes. The effective tax rate for the nine months ended September 30, 2026 and 2025, was 22.7% and 22.4%, respectively. The higher effective tax rate for the nine months ended September 30, 2026 was primarily due to an increase in certain state taxes, partially offset by higher favorable adjustments related to the filing of the prior year federal tax return.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States which includes a broad range of tax provision. The Company has assessed that the OBBBA will not have a material impact on its estimated annual effective tax rate in 2026.
The Company files income tax returns in the U.S. and in various states and foreign countries. As of September 30, 2026, in the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2021. The Company had $7,052 and $6,731 of unrecognized tax benefits, which included $2,671 and $2,350 of total accrued interest and penalties at September 30, 2026 and December 31, 2025, respectively. The unrecognized tax benefits are included in "Other long-term obligations" on the Company’s condensed consolidated balance sheets. The Company includes interest expense or income as well as potential penalties on uncertain tax positions as a component of "Income tax expense" in the condensed consolidated statements of earnings.
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
Pursuant to ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures", the significant segment information is summarized as follows:

	For the Three Months Ended September 30, 2026
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$188,227		$62,990		$37,294		$2,147		$290,658
Cost of sales	117,788	(1)	48,022	(1)	16,183	(1)	2,951	(1)	184,944
Gross margin	70,439		14,968		21,111		(804)		105,714
Operating expenses	24,806	(2)	8,179	(3)	8,810	(4)	1,482	(5)	43,277
Earnings from operations	45,633		6,789		12,301		(2,286)		62,437
Other expenses:
Interest expense, net									1,934
Other expense, net									459
									2,393
Earnings before income tax expense									60,044
Income tax expense									13,316
Net earnings									$46,728

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

(5) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

	For the Nine Months Ended September 30, 2026
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$536,749		$189,633		$112,532		$6,450		$845,364
Cost of sales	333,433	(6)	145,309	(6)	48,389	(6)	7,752	(6)	534,883
Gross margin	203,316		44,324		64,143		(1,302)		310,481
Operating expenses	75,282	(7)	26,616	(8)	27,014	(9)	4,285	(10)	133,197
Earnings from operations	128,034		17,708		37,129		(5,587)		177,284
Other expenses:
Interest expense, net									6,085
Other expense, net									852
									6,937
Earnings before income tax expense									170,347
Income tax expense									38,719
Net earnings									$131,628

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

(10) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

	For the Three Months Ended September 30, 2025
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$174,088		$56,376		$35,683		$1,411		$267,558
Cost of sales	109,961	(11)	44,630	(11)	15,735	(11)	1,779	(11)	172,105
Gross margin	64,127		11,746		19,948		(368)		95,453
Operating expenses	23,296	(12)	8,033	(13)	8,414	(14)	1,131	(15)	40,874
Earnings from operations	40,831		3,713		11,534		(1,499)		54,579
Other expenses:
Interest expense, net									2,629
Other income, net									(94)
									2,535
Earnings before income tax expense									52,044
Income tax expense									11,755
Net earnings									$40,289

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

(15) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

	For the Nine Months Ended September 30, 2025
	HNH		ANH		SP		Other and Unallocated		Total
Net sales	$493,318		$169,681		$106,143		$4,402		$773,544
Cost of sales	308,811	(16)	134,033	(16)	48,292	(16)	5,674	(16)	496,810
Gross margin	184,507		35,648		57,851		(1,272)		276,734
Operating expenses	67,360	(17)	23,185	(18)	25,463	(19)	3,690	(20)	119,698
Earnings from operations	117,147		12,463		32,388		(4,962)		157,036
Other expenses:
Interest expense, net									8,319
Other income, net									(278)
									8,041
Earnings before income tax expense									148,995
Income tax expense									33,375
Net earnings									$115,620

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

(20) Operating expenses within Other and Unallocated are primarily comprised of compensation-related costs and transaction and integration costs.

Business Segment Assets	September 30, 2026	December 31, 2025
Human Nutrition and Health	$1,248,693	$1,243,522
Animal Nutrition and Health	198,148	176,608
Specialty Products	168,600	172,076
Other and Unallocated (21)	88,131	94,046
Total	$1,703,572	$1,686,252

(21) Other and Unallocated assets consist of certain cash, capitalized loan issuance costs, other assets, investments, and income taxes, which the Company does not allocate to its individual business segments. It also includes assets associated with a few minor businesses which individually do not meet the quantitative thresholds for separate presentation.

Depreciation/Amortization	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Human Nutrition and Health	$8,653	$7,615	$25,771	$22,462
Animal Nutrition and Health	1,820	1,834	5,520	5,424
Specialty Products	1,652	1,872	5,081	5,394
Other and Unallocated	264	231	728	689
Total	$12,389	$11,552	$37,100	$33,969

Capital Expenditures	Nine Months Ended September 30,
	2026	2025
Human Nutrition and Health	$11,929	$14,075
Animal Nutrition and Health	13,744	9,940
Specialty Products	2,568	2,768
Other and Unallocated	325	350
Total	$28,566	$27,133

NOTE 11 – REVENUE
The following table presents revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product Sales Revenue	$290,257	$267,078	$843,836	$772,180
Royalty Revenue	401	480	1,528	1,364
Total Revenue	$290,658	$267,558	$845,364	$773,544

The following table presents revenues disaggregated by geography, based on customers' delivery addresses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$212,985	$198,064	$615,560	$570,492
Foreign Countries	77,673	69,494	229,804	203,052
Total Revenue	$290,658	$267,558	$845,364	$773,544

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the nine months ended September 30, 2026 and 2025 for income taxes and interest is as follows:

	Nine Months Ended September 30,
	2026	2025
Income taxes	$38,586	$29,625
Interest	$6,366	$8,516

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net foreign currency translation adjustment (1)	$(2,791)	$85	$(17,427)	$65,583

Net change in postretirement benefit plan (see Note 14 for further information)
Amortization of gain	(13)	(1)	(34)	(4)
Prior service gain arising during the period	—	—	411	(319)
Total before tax	(13)	(1)	377	(323)
Tax	4	—	(88)	83
Net of tax	(9)	(1)	289	(240)

Total other comprehensive (loss) income	$(2,800)	$84	$(17,138)	$65,343

(1) Includes gains of $1,139 and $2,873 on intra-entity foreign currency transactions for the three and nine months ended September 30, 2026, respectively, and gains of $431 and $5,732 for the three and nine months ended September 30, 2025, respectively.

Accumulated other comprehensive income (loss) at September 30, 2026 and December 31, 2025 consisted of the following:

	Foreign currency translation adjustment	Postretirement benefit plan	Total
Balance December 31, 2025	$41,353	$194	$41,547
Other comprehensive (loss) income	(17,427)	289	(17,138)
Balance September 30, 2026	$23,926	$483	$24,409

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
Net periodic benefit costs for such retirement medical plans were as follows:

	Nine Months Ended September 30,
	2026	2025
Service cost	$69	$87
Interest cost	40	53
Amortization of gain	(42)	(7)
Net periodic benefit cost	$67	$133

The amounts recorded for these obligations on the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 are $1,147 and $1,122, respectively, and are included in "Other long-term obligations" on the Company's condensed consolidated balance sheets. These plans are unfunded and approved claims are paid from Company funds. Historical cash payments made under such plans have typically been less than $200 per year.

Defined Benefit Pension Plan
The Company provides an unfunded defined benefit pension plan for employees working in Belgium. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for these obligations on the Company's condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were $938 and $869, respectively, and were included in "Other long-term obligations" on the Company's condensed consolidated balance sheets.

Net periodic benefit costs for such benefit pension plan were as follows:

	Nine Months Ended September 30,
	2026	2025
Service cost with interest to end of year	$168	$161
Interest cost	78	61
Expected return on plan assets	(50)	(45)
Amortization of loss	8	3
Total net periodic benefit cost	$204	$180

Deferred Compensation Plan

The Company provides an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust, and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The Company may, at its discretion, provide matching contributions to eligible employee deferred compensation contributions, with no obligation to make such contributions in future periods. The deferred compensation liability was $14,273 as of September 30, 2026, of which $13,246 was included in "Other long-term obligations" and $1,027 was included in "Accrued compensation and other benefits" on the Company's condensed consolidated balance sheets. The deferred compensation liability was $12,806 as of December 31, 2025, of which $12,781 was included in "Other long-term obligations" and $25 was included in "Accrued compensation and other benefits" on the Company’s consolidated balance sheets. The related assets of the irrevocable trust funds (also known as "rabbi trust funds") were $14,262 as of September 30, 2026, of which $13,234 was included in "Other non-current assets" and $1,028 was included in "Other current assets" on the Company's condensed consolidated balance sheet. The rabbi trust funds were $12,798 as of December 31, 2025, of which $12,773 was included in "Other non-current assets" and $25 was included in "Other current assets" on the Company's condensed consolidated balance sheets.

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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2026 and December 31, 2025 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
The following fair value hierarchy is used to classify assets and liabilities and the table below presents the carrying amounts and the estimated fair values of the Company's financial assets and liabilities measured on a recurring basis as defined by ASC 820, "Fair Value Measurement."
•Level 1 - Inputs are quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
•Level 2 - Inputs include observable inputs other than quoted prices in active markets.
•Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

	Carrying Amount	Fair Value Measurements
		Level 1	Level 2	Level 3
September 30, 2026
Assets:
Money market funds (1)	$2,234	$2,234	$—	$—
Certificate of deposit with maturities of three months or less (2)	3,403	—	3,403
Rabbi trust funds - current (3)	1,028	1,028	—	—
Rabbi trust funds - non-current (3)	13,234	13,234	—	—

December 31, 2025
Assets:
Money market funds (1)	$1,464	$1,464	$—	$—
Rabbi trust funds - current (3)	25	25	—	—
Rabbi trust funds - non-current (3)	12,773	12,773	—	—

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
Payments for the services the Company provided amounted to $1,196 and $3,485 for the three and nine months ended September 30, 2026, respectively, and $1,108 and $3,447 for the three and nine months ended September 30, 2025, respectively. The raw materials purchased and subsequently sold amounted to $11,999 and $33,451 for the three and nine months ended September 30, 2026, respectively, and $9,399 and $30,145 for the three and nine months ended September 30, 2025, respectively. These services and raw materials are primarily recorded in cost of goods sold, net of the finished goods received from St. Gabriel CC Company, LLC of $9,216 and $26,364 during the three and nine months ended September 30, 2026, respectively, and $7,620 and $24,521 for the three and nine months ended September 30, 2025, respectively. At September 30, 2026 and December 31, 2025, the Company had receivables of $4,545 and $4,225, respectively, recorded in accounts receivable from St. Gabriel CC Company, LLC for services rendered and raw materials sold. At September 30, 2026 and December 31, 2025, the Company had payables of $6,342 and $3,369, respectively, recorded in accounts payable for finished goods received from St. Gabriel CC Company, LLC. The Company had payables in the amount of $296 related to non-contractual monies owed to St. Gabriel CC Company, LLC, recorded in accounts payable as of both September 30, 2026 and December 31, 2025.

NOTE 18 – LEASES
The Company has both real estate leases and equipment leases. The Company developed four tranches of leases based on lease terms and these tranches reflect the composition of the current lease portfolio. The Company's borrowing history shows that interest rates of a term loan or a line of credit depend on the duration of the loan rather than the nature of the assets purchased by those funds. Based on this understanding, the Company elected to use a portfolio approach to discount rates, applying corporate rates to the tranches of leases based on lease terms. Based on the Company's risk rating, the Company applied the following discount rates for new leases entered into during the third quarter of 2026: (1) 1-2 years, 4.93% (2) 3-4 years, 5.52% (3) 5-9 years, 5.86% and (4) 10+ years, 6.58%.
Right of use assets and lease liabilities at September 30, 2026 and December 31, 2025 are summarized as follows:

Right of use assets	September 30, 2026	December 31, 2025
Operating leases	$16,319	$14,672
Finance leases	1,364	1,520
Total	$17,683	$16,192

Lease liabilities - current	September 30, 2026	December 31, 2025
Operating leases	$3,762	$3,614
Finance leases	213	205
Total	$3,975	$3,819

Lease liabilities - non-current	September 30, 2026	December 31, 2025
Operating leases	$13,085	$11,324
Finance leases	1,384	1,544
Total	$14,469	$12,868

For the three and nine months ended September 30, 2026 and 2025, the Company's total lease costs were as follows, which included amounts recognized in earnings, amounts capitalized on the balance sheets, and the cash flows arising from lease transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease Cost
Operating lease cost	$1,438	$1,407	$4,000	$4,100

Finance lease cost
Amortization of ROU asset	52	53	157	157
Interest on lease liabilities	20	23	63	71
Total finance lease	72	76	220	228

Total lease cost	$1,510	$1,483	$4,220	$4,328

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,436	$1,400	$4,009	$4,142
Operating cash flows from finance leases	20	23	63	71
Financing cash flows from finance leases	51	48	153	145
	$1,507	$1,471	$4,225	$4,358

Right-of-use assets obtained in exchange for new operating lease liabilities, net of right-of-use assets disposed	$4,784	$1,397	$5,004	$3,254

Weighted-average remaining lease term - operating leases	5.56 years	5.71 years	5.56 years	5.71 years
Weighted-average remaining lease term - finance leases	6.50 years	7.61 years	6.50 years	7.61 years

Weighted-average discount rate - operating leases	6.8%	6.6%	6.8%	6.6%
Weighted-average discount rate - finance leases	5.1%	5.1%	5.1%	5.1%
Rent expense charged to operations under operating lease agreements for the three and nine months ended September 30, 2026 aggregated to $1,438 and $4,000, respectively, and $1,407 and $4,100 for the three and nine months ended September 30, 2025, respectively.
Aggregate future minimum rental payments required under all non-cancelable operating and finance leases at September 30, 2026 are as follows:

Year
October 1, 2026 to December 31, 2026	$1,491
2027	4,702
2028	3,954
2029	3,381
2030	2,853
2031	2,627
Thereafter	3,270
Total undiscounted lease payments	22,278
Less: Present value adjustment	(3,834)
Present value of lease liabilities	$18,444

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

As of September 30, 2026, we employed approximately 1,430 full time employees worldwide. Labor market conditions remained generally stable during the quarter, supporting our ability to attract and retain skilled and experienced employees in a competitive talent market. Additionally, we continued to invest in and leverage technology solutions to enhance productivity, improve performance, and drive operational efficiencies across the organization.
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
Tariffs
We continue to monitor developments with respect to tariffs and other trade policy matters closely, including impacts from the U.S. Supreme Court decision in February 2026 that invalidated certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the ruling, the U.S. presidential administration imposed additional tariffs under other statutory authorities, resulting in a rapidly evolving tariff environment. The online portal and process to submit IEEPA tariff refund requests became available on April 20, 2026, and since June 2026, we have participated in the process for refunds to the extent we were the importer of record and directly paid tariffs under IEEPA. We do not expect the financial impacts of these developments to have a material effect on our future results of operations or cash flows. We will continue to monitor and evaluate new information as it becomes available.
Segment Results
We sell products for all three segments through our own sales force, independent distributors, and sales agents.

The following tables summarize consolidated net sales by segment and business segment earnings from operations for the three and nine months ended September 30, 2026 and 2025:

Business Segment Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Human Nutrition & Health	$188,227	$174,088	$536,749	$493,318
Animal Nutrition & Health	62,990	56,376	189,633	169,681
Specialty Products	37,294	35,683	112,532	106,143
Other and Unallocated (1)	2,147	1,411	6,450	4,402
Total	$290,658	$267,558	$845,364	$773,544

Business Segment Earnings From Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Human Nutrition & Health	$45,633	$40,831	$128,034	$117,147
Animal Nutrition & Health	6,789	3,713	17,708	12,463
Specialty Products	12,301	11,534	37,129	32,388
Other and Unallocated (1)	(2,286)	(1,499)	(5,587)	(4,962)
Total	$62,437	$54,579	$177,284	$157,036

(1) Other and Unallocated consists of a few minor businesses which individually do not meet the quantitative thresholds for separate presentation and corporate expenses that have not been allocated to a segment. Unallocated corporate expenses consist of transaction and integration costs of $578 and $1,495 for the three and nine months ended September 30, 2026, respectively, and $333 and $1,227 for the three and nine months ended September 30, 2025, respectively.

Results of Operations - Three Months Ended September 30, 2026 and 2025

Net Earnings

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Net sales	$290,658	$267,558	$23,100	8.6%
Gross margin	105,714	95,453	10,261	10.7%
Operating expenses	43,277	40,874	2,403	5.9%
Earnings from operations	62,437	54,579	7,858	14.4%
Interest and other expenses	2,393	2,535	(142)	(5.6)%
Income tax expense	13,316	11,755	1,561	13.3%
Net earnings	$46,728	$40,289	$6,439	16.0%

Net Sales

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Human Nutrition & Health	$188,227	$174,088	$14,139	8.1%
Animal Nutrition & Health	62,990	56,376	6,614	11.7%
Specialty Products	37,294	35,683	1,611	4.5%
Other	2,147	1,411	736	52.2%
Total	$290,658	$267,558	$23,100	8.6%

•The increase in net sales within the Human Nutrition & Health segment for the third quarter of 2026 as compared to the third quarter of 2025 was driven by higher sales within both the nutrients business and the food ingredients and solutions businesses. Total sales for this segment grew 8.1%, with volume and mix contributing 12.7%, the change in foreign currency exchange rates contributing -0.2%, and average selling prices contributing -4.4%.

•The increase in net sales within the Animal Nutrition & Health segment for the third quarter of 2026 compared to the third quarter of 2025 was driven by higher sales in both the monogastric and ruminant species markets. Total sales for this segment increased by 11.7%, with average selling prices contributing 8.5%, volume and mix contributing 3.6%, and the change in foreign currency exchange rates contributing -0.4%.

•The increase in net sales within the Specialty Products segment for the third quarter of 2026 compared to the third quarter of 2025 was due to higher sales in the performance gases business. Total sales for this segment increased by 4.5%, with average selling prices contributing 7.6%, the change in foreign currency exchange rates contributing -0.2%, and volume and mix contributing -2.8%.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Gross margin	$105,714	$95,453	$10,261	10.7%
% of net sales	36.4%	35.7%
Gross margin dollars increased in the third quarter of 2026 compared to the third quarter of 2025 due to sales growth, favorable mix and manufacturing efficiencies, partially offset by certain higher manufacturing input costs.

Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Operating expenses	$43,277	$40,874	$2,403	5.9%
% of net sales	14.9%	15.3%
The increase in operating expenses in the third quarter of 2026 compared to the third quarter of 2025 was primarily due to higher compensation-related costs of $3,743 and a non-cash impairment charge of $1,915 on certain manufacturing equipment that will not be placed into service, partially offset by a $4,000 favorable legal settlement.
Earnings from Operations

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Human Nutrition & Health	$45,633	$40,831	$4,802	11.8%
Animal Nutrition & Health	6,789	3,713	3,076	82.8%
Specialty Products	12,301	11,534	767	6.6%
Other and unallocated	(2,286)	(1,499)	(787)	(52.5)%
Earnings from operations	$62,437	$54,579	$7,858	14.4%

% of net sales (operating margin)	21.5%	20.4%

•Human Nutrition & Health segment earnings from operations increased $4,802, primarily due to a gross margin contribution of $6,312 driven by higher sales and favorable mix.

•Animal Nutrition & Health segment earnings from operations increased $3,076, primarily due to a gross margin contribution of $3,224, which was driven by higher sales and favorable mix, partially offset by certain higher manufacturing input costs.

•Specialty Products segment earnings from operations increased $767 primarily due to a gross margin contribution of $1,161, driven by higher sales and favorable mix.
Other Expenses

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Interest expense, net	$1,934	$2,629	$(695)	(26.4)%
Other expense (income), net	459	(94)	553	588.3%
	$2,393	$2,535	$(142)	(5.6)%

Interest expense for the three months ended September 30, 2026 and 2025 was primarily related to outstanding borrowings under the 2022 Credit Agreement and the Credit Agreement Amendment. The decrease in net interest expense is a reflection of lower outstanding borrowings and lower interest rates. The increase in net other expense for the three months ended September 30, 2026 and 2025 was primarily related to unrealized losses on rabbi trust funds.
Income Tax Expense

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Income tax expense	$13,316	$11,755	$1,561	13.3%
Effective tax rate	22.2%	22.6%
The lower effective tax rate was primarily due to higher favorable adjustments related to the filing of the prior year federal tax return and a higher foreign-derived intangible income deduction benefit, partially offset by an increase in certain state taxes.

Results of Operations - Nine Months Ended September 30, 2026 and 2025

Net Earnings

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Net sales	$845,364	$773,544	$71,820	9.3%
Gross margin	310,481	276,734	33,747	12.2%
Operating expenses	133,197	119,698	13,499	11.3%
Earnings from operations	177,284	157,036	20,248	12.9%
Interest and other expenses	6,937	8,041	(1,104)	(13.7)%
Income tax expense	38,719	33,375	5,344	16.0%
Net earnings	$131,628	$115,620	$16,008	13.8%

Net Sales

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Human Nutrition & Health	$536,749	$493,318	$43,431	8.8%
Animal Nutrition & Health	189,633	169,681	19,952	11.8%
Specialty Products	112,532	106,143	6,389	6.0%
Other	6,450	4,402	2,048	46.5%
Total	$845,364	$773,544	$71,820	9.3%

•The increase in net sales within the Human Nutrition & Health segment for the nine months ended September 30, 2026 as compared to 2025 was driven by higher sales within both the nutrients business and the food ingredients and solutions businesses. Total sales for this segment grew 8.8%, with volume and mix contributing 9.1%, the change in foreign currency exchange rates contributing 0.6%, and average selling prices contributing -0.8%.

•The increase in net sales within the Animal Nutrition & Health segment for the nine months ended September 30, 2026 as compared to 2025 was driven by higher sales in both the monogastric and ruminant species markets. Total sales for this segment increased by 11.8%, with average selling prices contributing 7.2%, volume and mix contributing 3.8%, and the change in foreign currency exchange rates contributing 0.8%.

•The increase in net sales within the Specialty Products segment for the nine months ended September 30, 2026 as compared to 2025 was due to higher sales in the performance gases business. Total sales for this segment increased by 6.0%, with average selling prices contributing 5.3%, the change in foreign currency exchange rates contributing 1.3%, and volume and mix contributing -0.6%.

•Sales may fluctuate in future periods based on macroeconomic conditions, competitive dynamics, changes in customer preferences, and our ability to successfully introduce new products to the market.

Gross Margin

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Gross margin	$310,481	$276,734	$33,747	12.2%
% of net sales	36.7%	35.8%

Gross margin dollars increased in the nine months ended September 30, 2026 as compared to 2025 due to the sales growth, favorable mix, and manufacturing efficiencies, partially offset by certain higher manufacturing input costs.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Operating expenses	$133,197	$119,698	$13,499	11.3%
% of net sales	15.8%	15.5%
The increase in operating expenses in the nine months ended September 30, 2026 as compared to 2025 was primarily due to an increase in compensation-related costs of $11,816.

Earnings from Operations

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Human Nutrition & Health	$128,034	$117,147	$10,887	9.3%
Animal Nutrition & Health	17,708	12,463	5,245	42.1%
Specialty Products	37,129	32,388	4,741	14.6%
Other and unallocated	(5,587)	(4,962)	(625)	(12.6)%
Earnings from operations	$177,284	$157,036	$20,248	12.9%

% of net sales (operating margin)	21.0%	20.3%

•Human Nutrition & Health segment earnings from operations increased $10,887, primarily due to a gross margin contribution of $18,812 driven by higher sales and favorable mix. This was partially offset by a $7,922 increase in operating expenses, primarily due to higher compensation-related costs of $5,359.

•Animal Nutrition & Health segment earnings from operations increased $5,245, primarily due to a gross margin contribution of $8,674 driven by higher sales partially offset by a $3,429 increase in operating expenses, primarily due to higher compensation-related costs of $3,764.

•Specialty Products segment earnings from operations increased $4,741, primarily due to a gross margin contribution of $6,295 driven by higher sales and favorable mix, partially offset by a $1,553 increase in operating expenses, primarily due to higher compensation-related costs of $2,426.

Other Expenses

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Interest expense, net	$6,085	$8,319	$(2,234)	(26.9)%
Other expense (income), net	852	(278)	1,130	406.5%
	$6,937	$8,041	$(1,104)	(13.7)%

Interest expense for the nine months ended September 30, 2026 and 2025 was primarily related to outstanding borrowings under the 2022 Credit Agreement and the Credit Agreement Amendment. The decrease in net interest expense is reflects lower outstanding borrowings and lower interest rates. The increase in net other expense for the nine months ended September 30, 2026 and 2025 was primarily related to foreign currency losses.
Income Tax Expense

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Income tax expense	$38,719	$33,375	$5,344	16.0%
Effective tax rate	22.7%	22.4%
The higher effective tax rate was primarily due to an increase in certain state taxes, partially offset by higher favorable adjustments related to the filing of the prior year federal tax return.

Liquidity and Capital Resources
During the nine months ended September 30, 2026, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. We expect our operations to continue generating sufficient cash flow to fund working capital requirements and necessary capital investments. We are actively pursuing additional acquisition candidates. We could seek additional bank loans or access to financial markets to fund such acquisitions, our operations, working capital, necessary capital investments or other cash requirements should we deem it necessary to do so.
Cash
Cash and cash equivalents decreased to $66,264 at September 30, 2026 from $74,570 at December 31, 2025. At September 30, 2026, the Company had $57,919 of cash and cash equivalents held by foreign subsidiaries. We intend to permanently reinvest a significant portion of these foreign-held funds in foreign operations by continuing to make additional plant related investments, and potentially invest in partnerships or acquisitions; however, we may also repatriate a portion of cash held by certain foreign subsidiaries to support U.S. liquidity needs and capital allocation priorities. To the extent amounts are repatriated, we could be required to pay applicable withholding taxes on such repatriations. During the second quarter of 2026, we repatriated $23,460 from our Belgium subsidiary to pay down U.S. debt. Working capital was $240,762 at September 30, 2026 as compared to $189,230 at December 31, 2025, an increase of $51,532. Significant cash payments during the nine months ended September 30, 2026 included repurchases of common stock of $71,925, net debt payments of $40,000, income taxes paid of $38,586, the payment of dividends declared in 2025 of $30,773, and capital expenditures and intangible assets acquired of $29,605.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025		% Change
Cash flows provided by operating activities	$156,544	$149,281	$7,263	4.9%
Cash flows used in investing activities	(29,753)	(27,475)	(2,278)	(8.3)%
Cash flows used in financing activities	(133,205)	(111,562)	(21,643)	(19.4)%

Operating Activities
The increase in cash flows from operating activities was primarily driven by higher net earnings and higher non-cash adjustments, partially offset by changes in working capital, primarily an increase in inventories, partially offset by an increase in accounts payable and accrued expenses.
Investing Activities
We continue to invest in corporate projects, improvements across all production facilities, and intangible assets. Total investments in property, plant and equipment and intangible assets were $29,605 and $27,275 for the nine months ended September 30, 2026 and 2025, respectively.

Financing Activities
During the nine months ended September 30, 2026, we borrowed $88,000 to fund the 2025 dividend, bonus payments, and share repurchases. We made total loan payments of $128,000, resulting in $526,000 available under the revolving credit facility (see Note 7, Revolving Loan) as of September 30, 2026.
On July 24, 2026, the Company entered into the Credit Agreement Amendment, which expands our ability to fund growth, innovation, and acquisitions. The Credit Agreement Amendment increased the aggregate revolving commitment amount from $550,000 to $650,000, extended the maturity date of the credit facility from July 27, 2027 to July 24, 2031, and made certain other amendments to the facility terms. The Company used initial proceeds from the Credit Agreement Amendment to repay the outstanding balance of $152,000 due in July 2027 under the 2022 Credit Agreement.
On December 9, 2025, the Company's Board of Directors approved a stock repurchase program (the "December 2025 program"), which replaced the previously approved June 1999 program. The December 2025 program authorizes the repurchases of up to and including 4,000,000 shares of the Company's ordinary shares. The stock repurchase program has no expiration date, does not oblige the Company to acquire any particular amount of the Company's ordinary shares, and may be terminated at any time. Since the inception of the December 2025 program, a total of 513,406 shares have been repurchased. We intend to acquire shares from time to time at prevailing market prices if and to the extent we deem it is advisable to do so based on our assessment of corporate cash flow, market conditions and other factors. Open market repurchases of common stock could be made pursuant to a share repurchase agreement in compliance with Rule 10b-18 or a trading plan established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. We also repurchase (withhold) shares from employees in connection with the tax settlement of vested shares and/or exercised stock options, as applicable, under the Company's omnibus incentive plan. Such repurchases of shares from employees are funded with existing cash on hand. Repurchases of common stock were $71,925 and $54,008 for the nine months ended September 30, 2026 and 2025, respectively.
Proceeds from stock options exercised were $11,589 and $6,867 for the nine months ended September 30, 2026 and 2025, respectively. Dividend payments were $30,773 and $28,276 for the nine months ended September 30, 2026 and 2025, respectively.

Other Matters Impacting Liquidity
As of September 30, 2026 and December 31, 2025, we have a liability of $7,052 and $6,731, respectively, for uncertain tax positions, including the related interest and penalties, recorded in accordance with ASC 740-10, for which we are unable to reasonably estimate the timing of settlement, if any.
We currently provide postretirement benefits in the form of two retirement medical plans, as discussed in Note 14, Employee Benefit Plans. The liabilities recorded in "Other long-term obligations" on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were $1,147 and $1,122, respectively, and the plans are not funded. Historical cash payments made under these plans have typically been less than $200 per year. We do not anticipate any changes to the payments made in the current year for the plans.
We provide an unfunded defined benefit pension plan for employees working in Belgium. The plan provides for the payment of a lump sum at retirement or payments in case of death of the covered employees. The amounts recorded for this obligation on our balance sheets as of September 30, 2026 and December 31, 2025 was $938 and $869, respectively, and was included in "Other long-term obligations" on the condensed consolidated balance sheets.
We provide an unfunded, nonqualified deferred compensation plan maintained for the benefit of a select group of management or highly compensated employees. Assets of the plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The deferred compensation liability was $14,273 as of September 30, 2026, of which $13,246 was included in "Other long-term obligations" and $1,027 was included in "Accrued compensation and other benefits" on our consolidated balance sheets. The deferred compensation liability was $12,806 as of December 31, 2025, of which $12,781 was included in "Other long-term obligations" and $25 was included in "Accrued compensation and other benefits" on our consolidated balance sheets. The related rabbi trust assets were $14,262 as of September 30, 2026, of which $13,234 was included in "Other non-current assets" and $1,028 was included in "Other current assets" on the condensed consolidated balance sheets. The rabbi trust assets were $12,798 as of December 31, 2025, of which $12,773 was included in "Other non-current assets" and $25 was included in "Other current assets" on the Company's condensed consolidated balance sheets.

Significant Accounting Policies

There were no changes to our Significant Accounting Policies, as described in our December 31, 2025 Annual Report on Form 10-K, during the nine months ended September 30, 2026.

Related Party Transactions
We were engaged in related party transactions with St. Gabriel CC Company, LLC during the three and nine months ended September 30, 2026. Refer to Note 17, Related Party Transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash and cash equivalents are held primarily in checking accounts and money market investment funds. Additionally, as of September 30, 2026, our borrowings were under a revolving loan bearing interest at a fluctuating rate as defined by the Credit Agreement Amendment plus an applicable rate (See Note 7, Revolving Loan). The applicable rate is based upon our consolidated net leverage ratio, as defined in the Credit Agreement Amendment. A 100 basis point increase or decrease in interest rates, applied to our borrowings at September 30, 2026, would result in an increase or decrease in annual interest expense and a corresponding reduction or increase in cash flow of approximately $1,240. We are exposed to commodity price risks, including prices of our primary raw materials. Our objective is to seek a reduction in the potential negative earnings impact of raw material pricing arising in our business activities. We manage these financial exposures, where possible, through pricing and operational means. Our practices may change as economic conditions change.

Interest Rate Risk

We have exposure to market risk for changes in interest rates, including the interest rate relating to the Credit Agreement Amendment.
Foreign Currency Exchange Risk

The financial condition and results of operations of our foreign subsidiaries are reported in local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Therefore, we are exposed to foreign currency exchange risk related to these currencies.

Item 4.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
(b) Changes in Internal Controls
There have been no changes in the internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Information with respect to certain legal proceedings is included in Note 15, Commitments and Contingencies, to our consolidated financial statements for the quarter ended September 30, 2026 contained in this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases activity for the nine months ended September 30, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1-31, 2026	53,543	$158.94	53,543	$616,178,274
February 1-28, 2026	36,337	$176.46	36,337	$677,687,748
March 1-31, 2026	—	$—	—	$677,687,748
First Quarter	89,880		89,880

April 1-30, 2026	290	$170.42	290	$654,441,942
May 1-31, 2026	49,991	$160.06	49,991	$606,640,523
June 1-30, 2026	132,968	$162.36	132,968	$593,781,228
Second Quarter	183,249		183,249

July 1-31, 2026	112,138	$164.23	112,138	$582,208,785
August 1-31, 2026	53	$175.89	53	$623,533,744
September 1-30, 2026	58,427	$167.25	58,427	$583,122,624
Third Quarter	170,618		170,618

Total	443,747		443,747

(1) The Company repurchased shares from open market purchases and/or withheld shares from employees in connection with the tax settlement of vested shares under the Company's omnibus incentive plan.

(2) On December 9, 2025, the Board of Directors of the Company approved a stock repurchase program which replaced the previously approved June 1999 program. The December 2025 program authorizes the repurchases of up to and including 4,000,000 shares of the Company's ordinary shares. The stock repurchase program has no expiration date, does not oblige the Company to acquire any particular amount of the Company's ordinary shares, and may be terminated at any time. Since the inception of the new program on December 9, 2025, a total of 513,406 shares have been repurchased under the December 2025 program.

(3) Dollar amounts in this column equal the number of shares remaining available for repurchases under the stock repurchase program as of the last date of the applicable month multiplied by the monthly average price paid per share.

Item 5.     Other Information

No directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2026.

Item 6.    Exhibits

Exhibit Number	Description
Exhibit 10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 24, 2026, among Balchem, the Foreign Borrower, the Domestic Guarantors, the Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2026).

Exhibit 10.2
Omnibus Reaffirmation and Amendment Agreement, dated as of July 24, 2026, among Balchem, the Domestic Guarantors and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 27, 2026).

Exhibit 19.1	Balchem Corporation Insider Trading Policy (filed herewith).
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: October 23, 2026